Form 10-Q
period 1996-03-31
DEAN WITTER DISCOVER & CO
filed 1996-05-15
CIK 895421

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-11758

                          DEAN WITTER, DISCOVER & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-3145972
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

        TWO WORLD TRADE CENTER
             NEW YORK, NY                               10048
         (ADDRESS OF PRINCIPAL                       (ZIP CODE)
          EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 392-2222

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -
As of April 30, 1996, there were 166,798,713 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1996

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income--Three Months Ended March 31, 1996
     and 1995 (unaudited).................................................   1
    Consolidated Balance Sheets--March 31, 1996 (unaudited) and December
     31, 1995.............................................................   2
    Consolidated Statements of Cash Flows--Three Months Ended March 31,
     1996 and 1995 (unaudited)............................................   3
    Notes to Consolidated Financial Statements (unaudited)................   4
    Independent Accountants' Report.......................................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9
PART II--OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.............  20
  Item 6. Exhibits and Reports on Form 8-K................................  20

                         PART I. FINANCIAL INFORMATION

                          DEAN WITTER, DISCOVER & CO.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 (UNAUDITED)
Merchant and cardmember fees................................. $  320.5 $  240.3
Commissions..................................................    300.7    234.6
Asset management and administration fees.....................    274.9    245.5
Servicing fees...............................................    200.3    172.3
Principal transactions.......................................    118.9    125.4
Investment banking...........................................     64.7     38.9
Other........................................................     24.8     27.0
                                                              -------- --------
  Total non-interest revenues................................  1,304.8  1,084.0
                                                              -------- --------
Interest revenue.............................................    861.4    757.2
Interest expense.............................................    390.7    352.9
                                                              -------- --------
  Net interest income........................................    470.7    404.3
Provision for losses on receivables..........................    228.0    120.7
                                                              -------- --------
  Net credit income..........................................    242.7    283.6
                                                              -------- --------
  Net operating revenues.....................................  1,547.5  1,367.6
                                                              -------- --------
Employee compensation and benefits...........................    570.3    483.7
Marketing and business development...........................    191.9    147.7
Information processing and communications....................    182.1    154.4
Facilities and equipment.....................................     61.2     54.4
Other........................................................    141.6    165.1
                                                              -------- --------
  Total non-interest expenses................................  1,147.1  1,005.3
                                                              -------- --------
Income before income taxes...................................    400.4    362.3
Income tax expense...........................................    154.6    140.2
                                                              -------- --------
Net income................................................... $  245.8 $  222.1
                                                              ======== ========
Primary net income per share................................. $   1.41 $   1.28
                                                              ======== ========
Primary average common shares outstanding....................    174.1    173.5
                                                              ======== ========
Fully diluted net income per share........................... $   1.41 $   1.28
                                                              ======== ========
Fully diluted average common shares outstanding..............    174.8    173.9
                                                              ======== ========



              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Cash and cash equivalents.............................   $   931.3   $ 1,464.5
Cash and securities segregated under federal and other
 regulations..........................................     2,003.3     1,926.4
Receivables
  Consumer loans (net of allowances of $663.6 in 1996
   and $721.8 in 1995)................................    18,120.4    20,834.6
  Securities clients (net of allowances of $15.8 in
   1996 and $16.2 in 1995)............................     2,583.4     2,588.8
  Brokers or dealers..................................     3,070.6     2,683.7
  Other...............................................       756.4       732.4
Amounts due from asset securitizations................       777.6       653.4
Securities purchased under agreements to resell.......     3,288.2     3,571.9
Securities owned, at market value.....................     1,893.3     1,848.8
Deferred income taxes.................................       742.8       736.9
Office facilities, at cost (less accumulated
 depreciation and amortization of $397.3 in 1996 and
 $380.5 in 1995)......................................       354.5       341.0
Goodwill..............................................       160.2       161.9
Other assets..........................................       660.1       663.9
                                                         ---------   ---------
  Total assets........................................   $35,342.1   $38,208.2
                                                         =========   =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Commercial paper....................................   $ 1,789.6   $ 4,688.5
  Other short-term borrowings.........................       485.3     1,637.0
  Deposits............................................     6,003.9     6,191.1
  Payables
   Securities clients.................................     2,798.8     3,183.0
   Brokers or dealers.................................     3,212.1     2,629.7
   Drafts.............................................       396.7       485.5
   Income taxes.......................................       249.7        99.3
  Securities sold under agreements to repurchase......     3,531.2     3,813.4
  Securities sold but not yet purchased, at market
   value..............................................     1,166.2     1,125.2
  Other liabilities and accrued expenses..............     2,795.0     2,789.4
  Long-term borrowings................................     8,000.9     6,732.4
                                                         ---------   ---------
  Total liabilities...................................    30,429.4    33,374.5
                                                         ---------   ---------
Shareholders' Equity
  Preferred stock ($0.01 par value, 10.0 shares
   authorized, none issued)...........................         --          --
  Common stock ($0.01 par value, 500.0 shares
   authorized, 171.0 and 171.0 shares issued, 167.5
   and 168.8 shares outstanding at March 31, 1996 and
   December 31, 1995).................................         1.7         1.7
  Paid-in capital.....................................     2,713.5     2,718.3
  Retained earnings...................................     2,374.6     2,165.7
                                                         ---------   ---------
                                                           5,089.8     4,885.7
                                                         ---------   ---------
  Common stock held in treasury, at cost ($.01 par
   value, 3.5 and 2.2 shares at March 31, 1996 and
   December 31, 1995).................................      (170.3)     (106.8)
  Stock compensation plans............................        47.5        85.1
  Employee stock benefit trust........................       (46.9)      (21.5)
  Unearned stock compensation.........................        (7.4)       (8.8)
                                                         ---------   ---------
  Total shareholders' equity..........................     4,912.7     4,833.7
                                                         ---------   ---------
  Total liabilities and shareholders' equity..........   $35,342.1   $38,208.2
                                                         =========   =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows provided by (used in) operating activities
 Net income................................................ $  245.8  $  222.1
 Adjustments to reconcile net income to net cash flows from
  operating activities
  Depreciation and amortization............................     19.6      15.3
  Provision for losses on receivables......................    228.0     120.7
  Deferred income taxes....................................     (5.9)    (25.6)
 Decrease (increase) in operating assets
  Cash and securities segregated under federal and other
   regulations.............................................    (76.9)   (342.6)
  Receivables
   Securities clients......................................      2.4     (12.6)
   Brokers or dealers......................................   (386.9)   (295.6)
   Other...................................................    (24.0)     75.1
  Amounts due from asset securitizations...................   (124.2)    (74.7)
  Matched securities purchased under agreements to resell,
   net.....................................................    (95.7)      7.5
  Securities owned and securities sold but not yet pur-
   chased, at market value, net............................     (3.6)   (373.5)
  Other assets.............................................      9.9      24.9
 Increase (decrease) in operating liabilities
  Payables
   Securities clients......................................   (384.2)    (77.8)
   Brokers or dealers......................................    582.4     545.4
   Drafts..................................................    (88.8)    (71.5)
   Income taxes............................................    150.4     153.5
  Other liabilities and accrued expenses...................     43.2     (46.6)
                                                            --------  --------
    Cash provided by (used in) operating activities........     91.5    (156.0)
                                                            --------  --------
Cash flows provided by (used in) investing activities
 Net principal received (disbursed) on consumer loans......   (273.3)    507.0
 Purchases of consumer loans...............................     (5.1)   (296.6)
 Sales of consumer loans...................................  2,767.6       --
 Other.....................................................    (37.3)      2.9
                                                            --------  --------
    Cash provided by investing activities..................  2,451.9     213.3
                                                            --------  --------
Cash flows provided by (used in) financing activities
 Proceeds from issuance of commercial paper, net........... (2,936.5)   (404.7)
 Net decrease in other short-term borrowings............... (1,151.7)   (953.3)
 Deposits, net.............................................   (187.2)    172.5
 Proceeds from issuance of long-term borrowings, net.......  1,263.7     373.3
 Securities sold under agreements to repurchase, net.......     96.9     214.1
 Dividends paid............................................    (26.9)    (21.2)
 Proceeds from issuance of common stock....................     15.7       --
 Purchase of treasury stock................................   (150.6)    (11.2)
                                                            --------  --------
    Cash used in financing activities...................... (3,076.6)   (630.5)
                                                            --------  --------
Decrease in cash and cash equivalents......................   (533.2)   (573.2)
Cash and cash equivalents, beginning of period.............  1,464.5   1,334.1
                                                            --------  --------
Cash and cash equivalents, end of period................... $  931.3  $  760.9
                                                            ========  ========



              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Dean Witter, Discover & Co. and subsidiaries (the "Company"). The Company is a financial services organization that provides a broad range of credit and investment products, with a primary focus on individual customers. Through its wholly-owned subsidiary NOVUS Credit Services Inc. ("NCSI"), the Company conducts its credit services business, including the operation of the NOVUSSM Network, a proprietary network of merchant and cash access locations, and the issuance of proprietary general purpose credit cards. The Company's securities business is conducted primarily through its wholly-owned subsidiaries Dean Witter Reynolds Inc. ("DWR") and Dean Witter InterCapital Inc.

  The interim consolidated financial statements as of March 31, 1996, and for the three months ended March 31, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated.

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 incorporated by reference in the Company's 1995 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934. The results of operations for interim periods are not necessarily indicative of results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

  The calculations of earnings per common share were based on the weighted average number of common shares outstanding during the three month periods ended March 31, 1996 and 1995, adjusted for the dilutive effects of stock options and unissued stock awards under deferred compensation plans.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 121 and 122. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", generally requires that long-lived assets be reported at the lower of their carrying cost or net realizable value. SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65", requires that rights to service mortgage loans for others, however acquired, be recorded as separate assets when the mortgage loans are sold and the servicing rights are retained. This statement also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The adoption of these statements was not material to the Company's financial position or results of operations.

  The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of that standard but continue to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2. RISKS AND UNCERTAINTIES

  The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from these estimates.

  The allowance for consumer loan losses is a significant estimate that is regularly evaluated by management for adequacy on a portfolio by portfolio basis. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

  The Company uses the results of these evaluations to provide an allowance for loan losses for all loans, making no distinction between consumer loans that are intended to be securitized and those that are not. The exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors

                          DEAN WITTER, DISCOVER & CO.

discussed above, with the Company absorbing all related losses. The exposure for credit losses for securitized loans is represented by the Company retaining a contingent risk based on the amount of credit enhancement provided.

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. The Company is now reassessing its estimate of the allowance for losses required for loans intended to be securitized based on its experience with losses related to such loans as the market has matured. This reassessment process has also been affected by the standard-setting initiatives of the Financial Accounting Standards Board relating to the accounting for securitization transactions. Therefore, the Company may revise and reduce its estimate of the allowance for losses related to loans intended to be securitized. The effect of this revision in estimate would be to reduce the provision for consumer loan losses by an amount equal to the allowance that, absent such revision, would have been provided for loans intended to be securitized. If the Company implements this revision, it expects that the provision for consumer loan losses beginning with the third quarter of 1996 would be affected. It is further expected that loss allowances for outstanding securitizations as of the date of implementation would continue to be maintained until the related loans are liquidated. Any revision will be made in light of the facts and circumstances existing at that time and the effect of any such revision cannot currently be quantified.

3. CONSUMER LOANS

  Consumer loans, classified as to type, were as follows:

                                                         MARCH 31, DECEMBER 31,
                                                           1996        1995
                                                         --------- ------------
                                                             (IN MILLIONS)
   Credit card.........................................  $17,804.5  $20,440.4
   Real estate-secured and other consumer installment..    1,085.5    1,233.1
                                                         ---------  ---------
   Total...............................................   18,890.0   21,673.5
   Less
     Unearned finance charges and unamortized loan
      discounts and fees...............................      106.0      117.1
     Allowance for loan losses.........................      663.6      721.8
                                                         ---------  ---------
   Consumer loans, net.................................  $18,120.4  $20,834.6
                                                         =========  =========

  Activity in the allowance for consumer loan losses was as follows:

                                                                 THREE MONTHS
                                                                  ENDED MARCH
                                                                      31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Balance, beginning of period................................. $721.8  $565.7
   Additions
     Provision for loan losses..................................  225.0   117.5
     Purchase of loan portfolios................................    0.1    29.8
                                                                 ------  ------
       Total additions..........................................  225.1   147.3
                                                                 ------  ------
   Deductions
     Charge-offs................................................  249.8   135.0
     Recoveries.................................................  (33.4)  (24.8)
                                                                 ------  ------
       Net charge-offs..........................................  216.4   110.2
                                                                 ------  ------
   Other(1).....................................................  (66.9)    2.0
                                                                 ------  ------
   Balance, end of period....................................... $663.6  $604.8
                                                                 ======  ======

- --------
(1) Primarily reflects net transfers related to asset securitizations.

                          DEAN WITTER, DISCOVER & CO.

  Interest accrued on loans subsequently charged-off, recorded as a reduction of interest revenue, was $41.5 million and $21.7 million in the first quarters of 1996 and 1995.

  The Company received proceeds from asset securitizations of $2,619.9 million in the first quarter of 1996 and $1,046.8 million in the second quarter through May 1, 1996. The uncollected balances of consumer loans sold through securitizations were $12,261.9 million and $10,219.5 million at March 31, 1996 and December 31, 1995. The allowance for loan losses related to securitized loans, included in other liabilities and accrued expenses, was $411.8 million and $341.7 million at March 31, 1996 and December 31, 1995. The Company had, under the provisions of certain securitization transactions, limited recourse obligations at March 31, 1996 and December 31, 1995 of $126.5 million and $123.9 million, of which $29.8 million and $30.0 million were included in the allowance for loan losses related to securitized loans.

4. BORROWINGS

  Short-term borrowings

  Short-term borrowings consisted of the following:

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1995
                                                          --------- ------------
                                                              (IN MILLIONS)
   Commercial paper...................................... $1,789.6    $4,688.5
   Other
     Bank borrowings.....................................    485.3       385.3
     Bank notes..........................................      --        529.6
     Federal funds purchased.............................      --        720.0
     Note payable to Tandy...............................      --          2.1
                                                          --------    --------
   Total................................................. $2,274.9    $6,325.5
                                                          ========    ========

  The weighted average interest rate on short-term borrowings, including the effects of interest rate contracts, was 5.69% and 5.97% at March 31, 1996 and December 31, 1995.

  Long-term borrowings

  Long-term borrowings outstanding, which consisted of senior long-term notes, net of unamortized discount, were as follows:

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1995
                                                          --------- ------------
                                                              (IN MILLIONS)
   Floating rate notes................................... $4,146.3    $3,275.5
   Fixed rate notes......................................  3,854.6     3,456.9
                                                          --------    --------
   Total................................................. $8,000.9    $6,732.4
                                                          ========    ========

  The weighted average interest rate on long-term borrowings, including the effects of interest rate contracts, was 5.91% and 6.28% at March 31, 1996 and December 31, 1995.

  In April 1996, the Company renewed its senior bank credit facility and increased its amount to $4.0 billion from $3.25 billion. The facility expires in April 1997. The Company may either (1) with the consent of 51% in interest of the banks, extend the term of the facility for an additional 364 days; or
(2) convert to term loans having a maximum maturity of 180 days any loans outstanding at expiration of the facility. The Company

                          DEAN WITTER, DISCOVER & CO.

currently plans to renew or replace this facility prior to its expiration. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of March 31, 1996, the Company had never borrowed from its senior bank credit facility.

5. REGULATORY CAPITAL REQUIREMENTS

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk-weighted assets ("risk-weighted capital ratio"). At March 31, 1996, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  DWR, the Company's primary broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission ("SEC"). Under the alternative method permitted by this Rule, the required net capital, as defined, shall not be less than the greater of (a) one million dollars, (b) 2% of aggregate debit balances arising from client transactions pursuant to SEC Rule 15c3-3, or (c) 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The New York Stock Exchange, Inc. may also require a member organization to reduce its business if its net capital is less than the greater of (a) 4% of aggregate debit balances or (b) 6% of the funds required to be segregated, and may prohibit a member organization from expanding its business and declaring cash dividends if its net capital is less than the greater of (a) 5% of aggregate debit balances or (b) 7% of the funds required to be segregated. At March 31, 1996, DWR's net capital was $550.1 million and net capital in excess of the minimum required was $438.1 million. DWR's net capital was 20.42% of aggregate debit balances and 19.64% of funds required to be segregated.

6. CONTINGENT LIABILITIES

  In the normal course of business, the Company has been named as a defendant in various lawsuits. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Dean Witter, Discover & Co.:

  We have reviewed the accompanying consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the management of Dean Witter, Discover & Co.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein); and in our report dated February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

New York, New York
May 15, 1996

                          DEAN WITTER, DISCOVER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                             RESULTS OF OPERATIONS

  The Company achieved record net income of $245.8 million in the first quarter of 1996, an 11% increase over the first quarter of 1995. Primary and fully diluted earnings per common share were $1.41 in the first quarter of 1996 compared to $1.28 in the first quarter of 1995.

  Net operating revenues increased 13% in the first quarter of 1996 from the first quarter of 1995. The increase was due to higher merchant and cardmember fees, commissions and net interest income partially offset by a higher provision for losses on receivables.

  Non-interest expenses increased 14% in the first quarter of 1996 from the first quarter of 1995. The increase reflected higher variable compensation expenses related to increased Securities revenues and higher marketing and business development and information processing expenses.

                                CREDIT SERVICES

STATEMENTS OF INCOME (IN MILLIONS)

                                                                  THREE MONTHS
                                                                   ENDED MARCH
                                                                       31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   (UNAUDITED)
Merchant and cardmember fees..................................... $320.5 $240.3
Servicing fees...................................................  200.3  172.3
Other............................................................    5.1    0.3
                                                                  ------ ------
  Total non-interest revenues....................................  525.9  412.9
                                                                  ------ ------
Interest revenue.................................................  675.2  563.5
Interest expense.................................................  275.1  225.7
                                                                  ------ ------
  Net interest income............................................  400.1  337.8
Provision for loan losses........................................  225.0  117.5
                                                                  ------ ------
  Net credit income..............................................  175.1  220.3
                                                                  ------ ------
  Net operating revenues.........................................  701.0  633.2
                                                                  ------ ------
Employee compensation and benefits...............................  124.2  102.3
Marketing and business development...............................  164.4  124.5
Information processing and communications........................  114.4   90.9
Facilities and equipment.........................................   14.8   11.8
Other............................................................   85.8   91.1
                                                                  ------ ------
  Total non-interest expenses....................................  503.6  420.6
                                                                  ------ ------
Income before income taxes.......................................  197.4  212.6
Income tax expense...............................................   73.1   80.6
                                                                  ------ ------
Net income....................................................... $124.3 $132.0
                                                                  ====== ======

  Credit Services net income decreased 6% to $124.3 million in the first quarter of 1996 from the first quarter of 1995. The change was due to higher revenues resulting from increased levels of general purpose credit card transaction volume and loans, offset by increased levels of credit losses and non-interest expenses.

  Non-Interest Revenues. Total non-interest revenues increased 27% in the first quarter of 1996 from the first quarter of 1995.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, insurance fees, cash advance fees, overlimit fees (introduced in February 1996), the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 33% in the first quarter of 1996 from the first quarter of 1995. The increase was due to higher merchant fee revenues, insurance fees, late payment fees and overlimit fees. The increase in merchant fee revenue was due to continued growth in credit card transaction volume and the NOVUS Network merchant base. The increase in insurance fees was due to increased enrollments, higher premium rates and favorable experience rebates. The increase in late fees was due to a higher incidence of delinquent accounts.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse the investors for losses to principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess net cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees.

  The table below presents the components of servicing fees.

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
   Merchant and cardmember fees............................... $  47.0  $  31.3
   Interest revenue...........................................   493.2    398.1
   Interest expense...........................................  (189.0)  (169.0)
   Provision for loan losses..................................  (150.9)   (88.1)
                                                               -------  -------
   Servicing fees............................................. $ 200.3  $ 172.3
                                                               =======  =======

  Servicing fees increased 16% in the first quarter of 1996 compared to the first quarter of 1995. This increase was due to a higher average level of securitized loans, which resulted in higher net interest cash flows partially offset by a higher rate of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit Services consumer loan and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market indexed variable rates. The Company incurs interest expense at fixed and floating rates to finance Credit Services assets. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and the related financing. Net interest income increased 18% in the first quarter of 1996 from the first quarter of 1995. This increase was due to higher average levels of consumer loans outstanding, partially offset by a shift in the mix of consumer loans from fixed rate loans to lower yielding variable rate loans. The effects of declining market interest rates on the Company's variable rate consumer loans was offset by declines in the Company's cost of funds.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the three months ended March 31, 1996 and 1995 and changes in net interest income during those periods.

                                    TABLE 1

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                     THREE MONTHS ENDED MARCH 31,
                           -----------------------------------------------------
                                     1996                       1995
                           -------------------------- --------------------------
                            AVERAGE                    AVERAGE
                            BALANCE   RATE   INTEREST  BALANCE   RATE   INTEREST
                           ---------  -----  -------- ---------  -----  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans..............  $16,648.2  13.68%  $566.3  $13,877.9  14.82%  $507.1
Other consumer loans.....    2,950.3  12.22     89.6    1,752.8  10.68     46.2
Investment securities....      328.6   5.37      4.4      148.5   5.95      2.2
Federal funds sold and
 securities purchased
 under agreements to
 resell..................       75.5   5.40      1.0       67.6   5.86      1.0
Other....................    1,007.0   5.53     13.9      466.6   6.18      7.0
                           ---------          ------  ---------          ------
    Total interest
     earning assets......   21,009.6  12.93    675.2   16,313.4  14.01    563.5
Allowance for loan
 losses..................     (673.1)                    (572.4)
Non-earning assets.......    1,355.9                    1,208.9
                           ---------                  ---------
    Total assets.........  $21,692.4                  $16,949.9
                           =========                  =========
LIABILITIES &
 SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
  Savings................  $ 1,001.1   4.57%  $ 11.4  $ 1,117.0   4.89%  $ 13.5
  Brokered...............    3,156.7   7.12     55.9    3,166.2   7.33     57.2
  Other time.............    1,822.0   6.16     27.9      937.5   6.01     13.9
                           ---------          ------  ---------          ------
    Total interest
     bearing deposits....    5,979.8   6.40     95.2    5,220.7   6.57     84.6
Federal funds purchased
 and securities sold
 under agreements to
 repurchase..............      259.7   5.85      3.8       71.2   5.97      1.0
Other borrowings.........   11,304.0   6.27    176.1    8,300.5   6.84    140.1
                           ---------          ------  ---------          ------
    Total interest
     bearing
     liabilities.........   17,543.5   6.31    275.1   13,592.4   6.73    225.7
Shareholder's
 equity/other
 liabilities.............    4,148.9                    3,357.5
                           ---------                  ---------
    Total liabilities &
     shareholder's
     equity..............  $21,692.4                  $16,949.9
                           =========                  =========
Net interest income......                     $400.1                     $337.8
                                              ======                     ======
Net interest margin......                       7.66%                      8.40%
Interest rate spread.....              6.62%                      7.28%

                                    TABLE 2

CREDIT SERVICES RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                                                        THREE MONTHS ENDED
                                                        MARCH 31, 1996 VS
                                                               1995
                                                       ----------------------
                                                       INCREASE/(DECREASE)
                                                        DUE TO CHANGES IN
                                                       ----------------------
                                                       VOLUME   RATE   TOTAL
                                                       ------  ------  ------
INTEREST REVENUE
General purpose credit card loans..................... $104.7  $(45.5) $ 59.2
Other consumer loans..................................   31.9    11.5    43.4
Investment securities.................................    2.7    (0.5)    2.2
Federal funds sold and securities purchased under
 agreements to resell.................................    0.1    (0.1)    --
Other.................................................    8.5    (1.6)    6.9
                                                                       ------
    Total interest revenue............................  166.6   (54.9)  111.7
                                                                       ------
INTEREST EXPENSE
Interest bearing deposits
  Savings.............................................   (1.3)   (0.8)   (2.1)
  Brokered............................................   (0.1)   (1.2)   (1.3)
  Other time..........................................   13.3     0.7    14.0
                                                                       ------
    Total.............................................   13.0    (2.4)   10.6
Federal funds purchased and securities sold under
 agreements to repurchase.............................    2.9    (0.1)    2.8
Other borrowings......................................   51.7   (15.7)   36.0
                                                                       ------
    Total interest expense............................   67.2   (17.8)   49.4
                                                                       ------
Net interest income................................... $ 99.4  $(37.1) $ 62.3
                                                       ======  ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into effect both owned and securitized loans.

                                    TABLE 3

SUPPLEMENTAL CREDIT SERVICES AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN MILLIONS)

                                    THREE MONTHS ENDED MARCH 31,
                         -----------------------------------------------------
                                   1996                       1995
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans.......... $31,388.4 14.72%  $1,149.1 $25,501.1 15.13%   $951.4
General purpose credit
 card loans.............  27,455.9 14.89    1,016.3  22,751.0 15.41     864.6
Total interest earning
 assets.................  32,799.6 14.33    1,168.4  26,184.2 14.89     961.6
Total interest bearing
 liabilities............  29,333.5  6.36      464.0  23,463.2  6.82     394.7
Consumer loan interest
 rate spread............            8.36%                      8.31%
Interest rate spread....            7.97                       8.07
Net interest margin.....            8.64                       8.78

  Provision for Loan Losses. The provision for loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $663.6 million and $604.8 million at March 31, 1996 and 1995. The provision for loan losses is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable. The provision for loan losses increased 91% in the first quarter of 1996 from the first quarter of 1995 due to an increase in net charge-off rates and a higher level of consumer loans outstanding. Net charge-offs as a percentage of average consumer loans outstanding increased to 4.44% in the first quarter of 1996 from 2.86% in the first quarter of 1995. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit loss rates is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that the trend may continue and the Company may experience a higher net charge-off rate for the full year 1996 compared to 1995. The Company is reassessing its estimate of the allowance for losses related to securitized loans. A change in this estimate may affect future provisions for consumer loan losses as described in note 2 to the consolidated financial statements on page 4.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days delinquent, except in the case of bankruptcies, where loans are charged off after receipt and processing of written notification, and in fraudulent transactions, where loans are charged off when identified. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and vary throughout the year due to seasonal consumer spending and payment patterns. The Company believes the increase in consumer loan delinquency rates was related to the industry-wide credit conditions discussed previously. The decline in the percentage of consumer loans past due 30 to 89 days as of March 31, 1996 from December 31, 1995 was due to the effects of a program that allowed selected cardmembers in good standing to defer payment one month. The following table presents delinquency and net charge-off rates with supplemental managed loan information.

CREDIT SERVICES ASSET QUALITY (IN MILLIONS)

                           MARCH 31, 1996        MARCH 31, 1995       DECEMBER 31, 1995
                         --------------------  --------------------  --------------------
                           OWNED     MANAGED     OWNED     MANAGED     OWNED     MANAGED
                         ---------  ---------  ---------  ---------  ---------  ---------
Consumer loans.......... $18,784.0  $31,045.9  $15,933.6  $25,999.2  $21,556.4  $31,775.9
Consumer loans
 contractually past due
 as a percentage of
 consumer loans
  30 to 89 days.........      3.85%      3.62%      3.01%      2.99%      4.21%      4.05%
  90 to 179 days........      2.56%      2.35%      1.66%      1.66%      2.18%      2.09%
Net charge-offs as a
 percentage of average
 consumer loans.........      4.44%      4.71%      2.86%      3.16%      3.50%      3.75%

  Non-Interest Expenses. Non-interest expenses increased 20% in the first quarter of 1996 from the first quarter of 1995.

  Employee compensation and benefits expense increased 21% in the first quarter of 1996 from the first quarter of 1995. Information processing and communications expense increased 26% in the first quarter of 1996 from the first quarter of 1995. These increases principally reflect the costs associated with processing increased transaction volumes, servicing additional NOVUS Network merchants and active credit card accounts and development costs of the systems supporting the Company's multi-card strategy. Marketing and business development expense rose 32% in the first quarter of 1996 from the first quarter of 1995 due to costs associated with the growth of the Company's new and existing credit card brands and higher cardmember rewards expense. Cardmember rewards expense, which includes the Cashback Bonus Award, increased due to continued growth in credit card transaction volume and increased cardmember qualification for higher award levels.

                                  SECURITIES

STATEMENTS OF INCOME (IN MILLIONS)

                                                                  THREE MONTHS
                                                                   ENDED MARCH
                                                                       31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   (UNAUDITED)
Commissions...................................................... $300.7 $234.6
Asset management and administration fees.........................  274.9  245.5
Principal transactions...........................................  118.9  125.4
Investment banking...............................................   64.7   38.9
Other............................................................   19.7   26.7
                                                                  ------ ------
  Total non-interest revenues....................................  778.9  671.1
                                                                  ------ ------
Interest revenue.................................................  186.2  193.7
Interest expense.................................................  115.6  127.2
                                                                  ------ ------
  Net interest income............................................   70.6   66.5
Provision for losses on receivables..............................    3.0    3.2
                                                                  ------ ------
  Net credit income..............................................   67.6   63.3
                                                                  ------ ------
  Net operating revenues.........................................  846.5  734.4
                                                                  ------ ------
Employee compensation and benefits...............................  446.1  381.4
Marketing and business development...............................   27.5   23.2
Information processing and communications........................   67.7   63.5
Facilities and equipment.........................................   46.4   42.6
Other............................................................   55.8   74.0
                                                                  ------ ------
  Total non-interest expenses....................................  643.5  584.7
                                                                  ------ ------
Income before income taxes.......................................  203.0  149.7
Income tax expense...............................................   81.5   59.6
                                                                  ------ ------
Net income....................................................... $121.5 $ 90.1
                                                                  ====== ======

  Securities achieved record net income of $121.5 million in the first quarter of 1996, a 35% increase over the first quarter of 1995. The growth in net income was due to higher revenues resulting from increased activity in securities markets and continued emphasis on cost control.

  Commissions. Commission revenues arise from agency transactions in listed and over-the-counter ("OTC") equity securities, and sales of mutual funds, insurance products, futures and options. Commission revenues increased 28% in the first quarter of 1996 from the first quarter of 1995 due to increased equity transactions and mutual fund sales.

  Asset Management and Administration Fees. Asset management and administration fees include fund management fees, distribution-related fees and other administrative fees. Asset management and administration fees increased 12% in the first quarter of 1996 from the first quarter of 1995. Increased revenues from fund management fees, 12b-1 distribution fees and Investment Consulting Services ("ICS") fees were partially offset by lower redemption fees. Period end assets under management increased 20% from March 31, 1995, and 5% from December 31, 1995, to a record $83.4 billion at March 31, 1996. The increases in both periods were due to net sales and market value increases. Average assets under management were 20% higher in the first quarter of 1996 than in the first quarter of 1995.

  Components of assets under management and administration were as follows(1):

                                              MARCH 31, MARCH 31, DECEMBER 31,
                                                1996      1995        1995
                                              --------- --------- ------------
                                                       (IN BILLIONS)
   Equity funds..............................   $32.4     $24.0      $29.9
   Fixed income funds........................    24.6      24.5       25.4
   Money market funds........................    23.7      19.0       21.6
   Investment management services............     2.7       2.1        2.6
                                                -----     -----      -----
   Total assets under management and
    administration...........................   $83.4     $69.6      $79.5
                                                =====     =====      =====
- --------
(1) Excludes ICS assets of $9.5 billion and $6.7 billion at March 31, 1996 and
    1995, and $8.9 billion at December 31, 1995.
  Fund management fees arise from investment management services that the
Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average net assets. Fund management fees increased 20% in the first quarter of 1996 from the first quarter of 1995 due to higher average asset levels.
  Components of fund management fees were as follows:
                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                          1996        1995
                                                        --------- ------------
                                                            (IN MILLIONS)
   Equity funds........................................   $44.3      $33.6
   Fixed income funds..................................    28.6       26.9
   Money market funds..................................    18.2       15.5
                                                          -----      -----
   Total fund management fees..........................   $91.1      $76.0
                                                          =====      =====

  The Company receives 12b-1 distribution fees for services it provides in promoting and distributing certain open-ended Dean Witter Funds. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. In the first quarter of 1996, 12b-1 distribution fees increased 14% from the first quarter of 1995.

  ICS fees are derived from private portfolio management services arranged by the Company for individual investors and are affected by changes in the level of ICS assets. ICS fees increased 24% in the first quarter of 1996 from the first quarter of 1995.

  The Company receives redemption fees from investors for redemptions of certain mutual fund shares. The fee is paid from the proceeds of the sale of shares and is based on the length of time the redeemed shares were held by the investor. Redemption fees decreased 29% in the first quarter of 1996 from the first quarter of 1995.

  Principal Transactions. Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as a principal and includes gains and losses on securities held for resale. The Company holds securities for resale primarily to facilitate customer trading requirements. Principal transaction revenues decreased 5% in the first quarter of 1996 from the first quarter of 1995 due to decreases in revenues from fixed income securities transactions, resulting from a lower interest rate environment, partially offset by higher revenues from OTC equity securities due to increased market volume.

  Investment Banking Revenues. Investment banking revenues are derived from the underwriting of public offerings of securities and fees from advisory services. Investment banking revenues increased 66% in the first quarter of 1996 from the first quarter of 1995. This increase was primarily attributable to higher advisory fees and increased equity underwriting activity.

  Net Credit Income. Net credit income consists primarily of interest revenue from customer margin loans less the cost of financing these loans, and credit losses. Net credit income is affected by the levels of margin loans, borrowings that finance these loans and market interest rates. Net credit income increased 7% in the first quarter of 1996 from the first quarter of 1995.

  Non-Interest Expense. Total non-interest expenses increased 10% in the first quarter of 1996 compared to the first quarter of 1995. As a percentage of net operating revenues, total non-interest expenses decreased to 76.0% in the first quarter of 1996 from 79.6% in the first quarter of 1995. Employee compensation and benefits increased 17% in the first quarter of 1996 from the first quarter of 1995 due to increased variable compensation related to increased revenues. As a percentage of net operating revenues employee compensation and benefits increased to 52.7% in the first quarter of 1996 from 51.9% in the first quarter in 1995.

                             LIQUIDITY AND CAPITAL

LIQUIDITY

  The Company's liquidity policies are designed to provide funding for the Company's current and future business requirements and to ensure access to cost effective funding in all business environments. This is accomplished through diversification of funding sources, extension of funding terms and staggering of maturities. The Company expects that its future funding and refinancing requirements will be met through its traditional sources of funds.

  In April 1996, the Company renewed its senior bank credit facility and increased its amount to $4.0 billion from $3.25 billion. The facility expires in April 1997. The Company may either (1) with the consent of 51% in interest of the banks, extend the term of the facility for an additional 364 days; or
(2) convert to term loans having a maximum maturity of 180 days and loans outstanding at expiration of the facility. The Company currently plans to renew or replace this facility prior to its expiration. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of March 31, 1996, the Company had never borrowed from its senior bank credit facility.

  In the first quarter of 1996, the Company issued $1.4 billion of senior long-term notes consisting of $0.4 billion of underwritten notes with a weighted average maturity of 13.8 years from the date of issuance and $1.0 billion of medium-term notes with a weighed average maturity of 4.1 years from the date of issuance. Senior long-term notes in the amount of $0.1 billion matured in the first quarter of 1996.

  In the first quarter of 1996, the Company completed asset securitizations of $2.6 billion with a weighted average maturity of 6.9 years. In April 1996, the Company completed a floating rate asset securitization of $1.0 billion with an expected term of 15 years.

INTEREST RATE RISK

  The Company's interest rate risk policies are designed to reduce the volatility of earnings resulting from changes in interest rates. This is accomplished primarily through matched financing. The Company is exposed to the risk that changes in market interest rates will result in declines in net interest income and servicing fees. Matched financing reduces this risk by matching the repricing schedules of consumer loans and the related financing. When necessary, the Company utilizes interest rate contracts to achieve its matched financing objectives. Interest rate contracts include interest rate swaps, cost of funds agreements and interest rate caps. Under interest rate exchange agreements, which include interest rate swaps and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate swap and cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Cost of funds agreements are entered into as part of agreements pursuant to which the Company provides private label credit card processing services to certain of its merchant clients.

  Notional amounts of interest rate exchange agreements outstanding were as follows.

                                                                      MARCH 31,
                                                                        1996
                                                                      ---------
   Agreements that converted the interest rate on financing:
   From fixed to floating............................................  $4,905.3
   From floating to fixed............................................   1,427.4
   From floating to floating.........................................     464.1
                                                                       --------
       Total                                                           $6,796.8
                                                                       ========

  At March 31, 1996, the Company had $290.0 million of interest rate cap agreements outstanding, of which $40.0 million were in effect.

CAPITAL

  The Company's shareholders' equity increased to $4,912.7 million at March 31, 1996 from $4,833.7 million at December 31, 1995. At March 31, 1996,
$3,298.6 million of the Company's shareholders' equity was invested in the equity of its subsidiaries. The remainder of the Company's shareholders' equity was advanced to its subsidiaries to finance their operations.

  For purposes of evaluating the financial performance of its segments, the Company's shareholders' equity was allocated as follows at March 31, 1996:
Credit Services, $2,667.6 million; Securities, $1,391.8 million.

  In January 1996, the Board of Directors of the Company approved an increase in the Company's quarterly dividend to $0.22 per common share effective the first quarter of 1996.

  The Company purchases shares of its common stock under a general stock repurchase program and a repurchase program designed specifically for issuance in connection with the Company's equity-based compensation plans. In the first quarter of 1996, the Board of Directors of the Company increased the Company's authorization to purchase its shares under its general stock repurchase program by $250.0 million. In the first quarter of 1996, the Company purchased
3.0 million shares of its common stock of which 1.9 million were purchased under the general stock repurchase plan. In the first quarter of 1996, the Company reissued 1.2 million shares of common stock, which had been held in treasury, under the terms of employee compensation plans.

CAUTIONARY STATEMENTS

  The Company from time to time may provide forward-looking statements relating to anticipated events and the effect of those anticipated events on the Company's key success variables and operating results. The cautionary statements provided below are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements. The Company cautions readers that any forward-looking statements provided are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors. In particular, with respect to Credit Services provision for loan losses, factors that may affect forward-looking statements include, but are not limited to, the following:

  Changes in consumer payment patterns and bankruptcy trends that affect the level and direction of consumer loan delinquencies and write-offs.

  The rate and magnitude of changes in the consumer loan portfolio.

  Consumer loan portfolio product mix.

  The amount of consumer loans intended to be securitized and accessibility to the securitization markets.

  Changes in management's estimates of the adequacy of loan loss allowances.

  Interest rate movements and other general economic conditions.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Shareholders of the Company was held on April 19, 1996.

  (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the Shareholders of the Company:

  (1) The election of eight directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

                                                                         VOTES
      DIRECTOR                                              VOTES FOR  WITHHELD
      --------                                             ----------- ---------
   Philip J. Purcell...................................... 136,743,191 2,901,794
   Edward A. Brennan...................................... 136,081,238 3,563,747
   Alfred C. DeCrane, Jr. ................................ 137,044,671 2,600,314
   Robert M. Gardiner..................................... 136,551,362 3,093,623
   C. Robert Kidder....................................... 135,568,349 4,076,636
   Michael A. Miles....................................... 137,062,626 2,582,359
   Sybil C. Mobley........................................ 136,949,935 2,695,050
   Clarence B. Rogers, Jr. ............................... 135,795,942 3,849,043
  (2) The ratification of the appointment of Deloitte & Touche LLP as the
Company's independent public auditors for the 1996 fiscal year:

    VOTES FOR                     VOTES AGAINST                                     ABSTENTIONS
    ---------                     -------------                                     -----------
   138,442,154                       424,370                                          778,461

  (3) The proposal to approve the Directors' Equity Capital Accumulation Plan for the Company's non-employee directors:

    VOTES FOR                     VOTES AGAINST                                     ABSTENTIONS
    ---------                     -------------                                     -----------
   128,513,711                      7,776,451                                        2,675,058

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(b) REPORTS ON FORM 8-K

  Form 8-K dated January 4, 1996 reporting Items 5 and 7.

  Form 8-K dated January 18, 1996 reporting Items 5 and 7.

  Form 8-K dated January 23, 1996 reporting Items 5 and 7.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Dean Witter, Discover & Co.
                                           (REGISTRANT)

                                                    /s/ Robert P. Seass
                                          By: _________________________________
                                             Robert P. Seass
                                             Senior Vice President and
                                             Controller
                                             (Principal Accounting Officer and
                                              duly authorized Officer of
                                             Registrant)

Date: May 15, 1996

                                 EXHIBIT INDEX

                          DEAN WITTER, DISCOVER & CO.

                          QUARTER ENDED MARCH 31, 1996

                                                                  SEQUENTIALLY
                             DESCRIPTION                          NUMBERED PAGE
                             -----------                          -------------
 10.1 $4.0 Billion Credit Agreement, dated April 19, 1996,
      between Dean Witter, Discover & Co. and Morgan Guaranty
      Trust Company of New York, Chemical Bank and other banks
      named therein.
 10.2 Key Executive Employment Plan, as amended April 19, 1996.
   11 Computation of earnings per share.
   12 Computation of ratio of earnings to fixed charges.
   15 Letter of awareness from Deloitte & Touche LLP, dated May
      15, 1996, concerning unaudited interim financial
      information.
   27 Financial Data Schedule.