Form 10-Q
period 1996-06-30
DEAN WITTER DISCOVER & CO
filed 1996-08-14
CIK 895421

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-11758

                          DEAN WITTER, DISCOVER & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                                36-3145972
       (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

        TWO WORLD TRADE CENTER                            10048
             NEW YORK, NY                              (ZIP CODE)
         (ADDRESS OF PRINCIPAL
          EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 392-2222

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of July 31, 1996, there were 164,286,283 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 30, 1996

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income--Three and Six Months
     Ended June 30, 1996 and 1995 (unaudited).............................   1
    Consolidated Balance Sheets--June 30, 1996 (unaudited) and December
    31, 1995..............................................................   2
    Consolidated Statements of Cash Flows--Six Months
     Ended June 30, 1996 and 1995 (unaudited).............................   3
    Notes to Consolidated Financial Statements (unaudited)................   4
    Independent Accountants' Report.......................................   9
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  24
  Item 6. Exhibits and Reports on Form 8-K................................  24

                         PART I. FINANCIAL INFORMATION

                          DEAN WITTER, DISCOVER & CO.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                         ------------------- -----------------
                                           1996      1995      1996     1995
                                         --------- --------- -------- --------
                                             (UNAUDITED)        (UNAUDITED)
Merchant and cardmember fees............ $   345.6 $   265.6 $  666.1 $  505.9
Commissions.............................     303.8     247.9    604.5    482.5
Asset management and administration
 fees...................................     285.8     251.0    560.7    496.5
Servicing fees..........................     191.5     174.2    391.8    346.5
Principal transactions..................     114.5     120.8    233.4    246.2
Investment banking......................      57.6      48.7    122.3     87.6
Other...................................      33.5      26.1     58.3     53.1
                                         --------- --------- -------- --------
  Total non-interest revenues...........   1,332.3   1,134.3  2,637.1  2,218.3
                                         --------- --------- -------- --------
Interest revenue........................     863.3     812.6  1,724.7  1,569.8
Interest expense........................     379.7     384.4    770.4    737.3
                                         --------- --------- -------- --------
  Net interest income...................     483.6     428.2    954.3    832.5
Provision for losses on receivables.....     274.2     137.6    502.2    258.3
                                         --------- --------- -------- --------
  Net credit income.....................     209.4     290.6    452.1    574.2
                                         --------- --------- -------- --------
  Net operating revenues................   1,541.7   1,424.9  3,089.2  2,792.5
                                         --------- --------- -------- --------
Employee compensation and benefits......     552.9     489.5  1,123.2    973.2
Marketing and business development......     201.4     159.0    393.3    306.7
Information processing and
 communications.........................     185.9     171.7    368.0    326.1
Facilities and equipment................      63.7      58.4    124.9    112.8
Other...................................     149.7     161.0    291.3    326.1
                                         --------- --------- -------- --------
  Total non-interest expenses...........   1,153.6   1,039.6  2,300.7  2,044.9
                                         --------- --------- -------- --------
Income before income taxes..............     388.1     385.3    788.5    747.6
Income tax expense......................     149.3     147.8    303.9    288.0
                                         --------- --------- -------- --------
Net income.............................. $   238.8 $   237.5 $  484.6 $  459.6
                                         ========= ========= ======== ========
Primary net income per share............ $    1.39 $    1.35 $   2.80 $   2.63
                                         ========= ========= ======== ========
Primary average common shares
 outstanding............................     172.1     175.4    173.1    174.4
                                         ========= ========= ======== ========
Fully diluted net income per share...... $    1.39 $    1.35 $   2.79 $   2.63
                                         ========= ========= ======== ========
Fully diluted average common shares
 outstanding............................     172.1     175.5    173.5    175.0
                                         ========= ========= ======== ========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Cash and cash equivalents.............................   $   998.5   $ 1,464.5
Cash and securities segregated under federal and other
 regulations..........................................     1,915.7     1,926.4
Receivables
 Consumer loans (net of allowances of $671.0 in 1996
  and $721.8 in 1995).................................    18,854.9    20,834.6
 Securities clients (net of allowances of $15.6 in
  1996 and $16.2 in 1995).............................     2,816.2     2,588.8
 Brokers or dealers...................................     3,074.6     2,683.7
 Other................................................       771.6       732.4
Amounts due from asset securitizations................       814.2       653.4
Securities purchased under agreements to resell.......     2,865.6     3,571.9
Securities owned, at market value.....................     2,048.0     1,848.8
Deferred income taxes.................................       748.1       736.9
Office facilities, at cost (less accumulated
 depreciation and amortization of $415.1 in 1996 and
 $380.5 in 1995)......................................       365.3       341.0
Goodwill..............................................       158.6       161.9
Other assets..........................................       630.5       663.9
                                                         ---------   ---------
   Total assets.......................................   $36,061.8   $38,208.2
                                                         =========   =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Commercial paper.....................................   $ 2,418.7   $ 4,688.5
 Other short-term borrowings..........................       544.3     1,637.0
 Deposits.............................................     6,390.3     6,191.1
 Payables
  Securities clients..................................     2,794.8     3,183.0
  Brokers or dealers..................................     3,167.8     2,629.7
  Drafts..............................................       402.9       485.5
  Income taxes........................................        98.3        99.3
 Securities sold under agreements to repurchase.......     3,463.0     3,813.4
 Securities sold but not yet purchased, at market
  value...............................................     1,098.2     1,125.2
 Other liabilities and accrued expenses...............     2,842.2     2,789.4
 Long-term borrowings.................................     7,888.0     6,732.4
                                                         ---------   ---------
   Total liabilities..................................    31,108.5    33,374.5
                                                         ---------   ---------
Shareholders' Equity
 Preferred stock ($0.01 par value, 10.0 shares
  authorized, none issued)............................         --          --
 Common stock ($0.01 par value, 500.0 shares
  authorized, 171.0 and 171.0 shares issued, 164.7 and
  168.8 shares outstanding at June 30, 1996 and
  December 31, 1995)..................................         1.7         1.7
 Paid-in capital......................................     2,710.8     2,718.3
 Retained earnings....................................     2,577.0     2,165.7
                                                         ---------   ---------
                                                           5,289.5     4,885.7
                                                         ---------   ---------
 Common stock held in treasury, at cost ($0.01 par
  value, 6.3 and 2.2 shares at June 30, 1996 and
  December 31, 1995)..................................      (330.5)     (106.8)
 Stock compensation plans.............................        47.5        85.1
 Employee stock benefit trust.........................       (46.8)      (21.5)
 Unearned stock compensation..........................        (6.4)       (8.8)
                                                         ---------   ---------
   Total shareholders' equity.........................     4,953.3     4,833.7
                                                         ---------   ---------
   Total liabilities and shareholders' equity.........   $36,061.8   $38,208.2
                                                         =========   =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1996      1995
                                                           --------  ---------
                                                              (UNAUDITED)
Cash flows provided by (used in) operating activities
 Net income............................................... $  484.6  $   459.6
 Adjustments to reconcile net income to net cash flows
  from operating activities
  Depreciation and amortization...........................     39.9       31.6
  Provision for losses on receivables.....................    502.2      258.3
  Deferred income taxes...................................    (11.2)     (38.0)
 Decrease (increase) in operating assets
  Cash and securities segregated under federal and other
   regulations............................................     10.7     (245.8)
  Receivables
   Securities clients.....................................   (233.3)     167.6
   Brokers or dealers.....................................   (390.9)    (590.2)
   Other..................................................    (39.2)      80.5
  Amounts due from asset securitizations..................   (160.8)    (125.2)
  Matched securities purchased under agreements to resell,
   net....................................................   (166.4)       9.0
  Securities owned and securities sold but not yet
   purchased, at market value, net........................   (226.2)     562.9
  Other assets............................................     (2.6)      32.3
 Increase (decrease) in operating liabilities
  Payables
   Securities clients.....................................   (388.2)     (41.5)
   Brokers or dealers.....................................    538.1      782.5
   Drafts.................................................    (82.6)     (96.2)
   Income taxes...........................................     (1.0)     (50.1)
  Other liabilities and accrued expenses..................    122.3      249.8
                                                           --------  ---------
    Cash provided by (used in) operating activities.......     (4.6)   1,447.1
                                                           --------  ---------
 Cash flows provided by (used in) investing activities
  Net principal disbursed on consumer loans............... (2,468.3)  (1,127.1)
  Purchases of consumer loans.............................     (5.1)    (296.6)
  Sales of consumer loans.................................  3,957.1      629.0
  Other...................................................    (24.9)     (25.6)
                                                           --------  ---------
    Cash provided by (used in) investing activities.......  1,458.8     (820.3)
                                                           --------  ---------
 Cash flows provided by (used in) financing activities
  Repayments of commercial paper, net..................... (2,335.1)    (853.7)
  Net decrease in other short-term borrowings............. (1,092.6)    (791.0)
  Deposits, net...........................................    199.2      374.0
  Proceeds from issuance of long-term borrowings, net.....  1,153.8      870.1
  Securities sold under agreements to repurchase, net.....    522.2     (721.2)
  Dividends paid..........................................    (63.3)     (48.4)
  Proceeds from issuance of common stock..................     29.2       21.6
  Purchase of treasury stock..............................   (333.6)     (14.6)
                                                           --------  ---------
    Cash used in financing activities..................... (1,920.2)  (1,163.2)
                                                           --------  ---------
 Decrease in cash and cash equivalents....................   (466.0)    (536.4)
 Cash and cash equivalents, beginning of period...........  1,464.5    1,334.1
                                                           --------  ---------
 Cash and cash equivalents, end of period................. $  998.5  $   797.7
                                                           ========  =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Dean Witter, Discover & Co. and subsidiaries (the "Company"). The Company is a financial services organization that provides a broad range of credit and investment products, with a primary focus on individual customers. Through its wholly-owned subsidiary NOVUS Credit Services Inc. ("NCSI"), the Company conducts its credit services business, including the operation of the NOVUS SM Network, a proprietary network of merchant and cash access locations, and the issuance of proprietary general purpose credit cards. The Company's securities business is conducted primarily through its wholly-owned subsidiaries Dean Witter Reynolds Inc. ("DWR") and Dean Witter InterCapital Inc.

  The interim consolidated financial statements as of June 30, 1996, and for the three and six months ended June 30, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated.

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

  The calculations of earnings per common share were based on the weighted average number of common shares outstanding during the three and six month periods ended June 30, 1996 and 1995, adjusted for the dilutive effects of stock options and unissued stock awards under deferred compensation plans.

2. ACCOUNTING PRONOUNCEMENTS

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

  The Financial Accounting Standards Board has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996. This statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. SFAS 125 supersedes and incorporates the essential provisions of SFAS 122. The Company believes that the effect of the adoption of SFAS 125 will not be material to its financial position or results of operations.

                          DEAN WITTER, DISCOVER & CO.

3. RISKS AND UNCERTAINTIES

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

  The Company uses the results of these evaluations to provide an allowance for loan losses for all loans, making no distinction between consumer loans that are intended to be securitized and those that are not. The exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses. The exposure for credit losses for securitized loans is represented by the Company retaining a contingent risk based on the amount of credit enhancement provided.

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. The Company is now reassessing its estimate of the allowance for losses required for loans intended to be securitized based on its experience with losses related to such loans as the market has matured. This reassessment process has also been affected by the standard-setting initiatives of the Financial Accounting Standards Board, in particular the recent issuance of SFAS 125, which eliminates the uncertainty surrounding the appropriate accounting treatment for asset securitization transactions. Therefore, the Company may revise and reduce its estimate of the allowance for losses related to loans intended to be securitized. The effect of this revision in estimate would be to reduce the provision for consumer loan losses by an amount equal to the allowance that, absent such revision, would have been provided for loans intended to be securitized. If the Company implements this revision, it expects that the provision for consumer loan losses beginning with the third quarter of 1996 would be affected. It is further expected that loss allowances for outstanding securitizations as of the date of implementation would continue to be maintained until the related loans are liquidated. Any revision will be made in light of the facts and circumstances existing at that time and the effect of any such revision cannot currently be quantified.

4. CONSUMER LOANS

  Consumer loans, classified as to type, were as follows:

                                                         JUNE 30,  DECEMBER 31,
                                                           1996        1995
                                                         --------- ------------
                                                             (IN MILLIONS)
   Credit card.........................................  $18,490.4  $20,440.4
   Real estate-secured and other consumer installment..    1,130.4    1,233.1
                                                         ---------  ---------
   Total...............................................   19,620.8   21,673.5
   Less
     Unearned finance charges and unamortized loan
      discounts and fees...............................       94.9      117.1
     Allowance for loan losses.........................      671.0      721.8
                                                         ---------  ---------
   Consumer loans, net.................................  $18,854.9  $20,834.6
                                                         =========  =========

                          DEAN WITTER, DISCOVER & CO.

  Activity in the allowance for consumer loan losses was as follows:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1996       1995       1996      1995
                                       ---------  ---------  --------  --------
                                          (IN MILLIONS)        (IN MILLIONS)
   Balance, beginning of period....... $   663.6  $   604.8  $  721.8  $  565.7
   Additions
     Provision for loan losses........     271.3      135.7     496.3     253.2
     Purchase of loan portfolios......       --         --        0.1      29.8
                                       ---------  ---------  --------  --------
       Total additions................     271.3      135.7     496.4     283.0
                                       ---------  ---------  --------  --------
   Deductions
     Charge-offs......................     282.8      160.1     532.6     295.1
     Recoveries.......................     (37.5)     (33.0)    (70.9)    (57.8)
                                       ---------  ---------  --------  --------
       Net charge-offs................     245.3      127.1     461.7     237.3
                                       ---------  ---------  --------  --------
   Other(1)...........................     (18.6)      (8.8)    (85.5)     (6.8)
                                       ---------  ---------  --------  --------
   Balance, end of period............. $   671.0  $   604.6  $  671.0  $  604.6
                                       =========  =========  ========  ========

- --------
(1) Primarily reflects net transfers related to asset securitizations.

  Interest accrued on loans subsequently charged-off, recorded as a reduction of interest revenue, was $40.8 million and $77.6 million in the three and six months ended June 30, 1996 and $26.1 million and $47.8 million in the three and six months ended June 30, 1995.

  The Company received proceeds from asset securitizations of $1,046.8 million and $3,666.7 million in the three and six months ended June 30, 1996, and $629.0 million in the three and six months ended June 30, 1995. The uncollected balances of consumer loans sold through securitizations were $12,831.4 million and $10,219.5 million at June 30, 1996 and December 31, 1995. The allowance for loan losses related to securitized consumer loans, included in other liabilities and accrued expenses, was $431.6 million and $341.7 million at June 30, 1996 and December 31, 1995. The Company had, under the provisions of certain securitization transactions, limited recourse obligations at June 30, 1996 and December 31, 1995 of $135.6 million and $123.9 million, of which $29.7 million and $30.0 million were included in the allowance for loan losses related to securitized consumer loans. In the third quarter of 1996 the Company received proceeds from an asset securitization of $860.8 million.

                          DEAN WITTER, DISCOVER & CO.

5. BORROWINGS

 Short-term borrowings

  Short-term borrowings consisted of the following:

                                                           JUNE 30, DECEMBER 31,
                                                             1996       1995
                                                           -------- ------------
                                                               (IN MILLIONS)
   Commercial paper....................................... $2,418.7   $4,688.5
   Other
     Bank borrowings......................................    410.3      385.3
     Federal funds purchased..............................    134.0      720.0
     Bank notes...........................................      --       529.6
     Note payable to Tandy................................      --         2.1
                                                           --------   --------
   Total.................................................. $2,963.0   $6,325.5
                                                           ========   ========

  The weighted average interest rate on short-term borrowings, including the effects of interest rate contracts, was 5.62% and 5.97% at June 30, 1996 and December 31, 1995.

 Long-term borrowings

  Long-term borrowings outstanding, which consisted of senior long-term notes, net of unamortized discount, were as follows:

                                                           JUNE 30, DECEMBER 31,
                                                             1996       1995
                                                           -------- ------------
                                                               (IN MILLIONS)
   Floating rate notes.................................... $4,215.3   $3,275.5
   Fixed rate notes.......................................  3,672.7    3,456.9
                                                           --------   --------
     Total................................................ $7,888.0   $6,732.4
                                                           ========   ========

  The weighted average interest rate on long-term borrowings, including the effects of interest rate contracts, was 5.94% and 6.28% at June 30, 1996 and December 31, 1995.

  In April 1996, the Company renewed its senior bank credit facility and increased its amount to $4.0 billion from $3.25 billion. The facility expires in April 1997 and includes certain extension provisions. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of June 30, 1996, the Company had never borrowed from its senior bank credit facility.

  In May 1996, the Company increased its capacity to issue debt securities under its Euro medium-term note program by $2.0 billion.

  In August 1996, the Company registered $2.0 billion of debt securities with the Securities and Exchange Commission ("SEC").

                          DEAN WITTER, DISCOVER & CO.

6. REGULATORY CAPITAL REQUIREMENTS

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk-weighted assets ("risk-weighted capital ratio"). At June 30, 1996, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  DWR, the Company's primary broker-dealer, is subject to the Uniform Net Capital Rule of the SEC. Under the alternative method permitted by this Rule, the required net capital, as defined, shall not be less than the greater of
(a) one million dollars, (b) 2% of aggregate debit balances arising from client transactions pursuant to Securities Exchange Act of 1934 Rule 15c3-3, or (c) 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The New York Stock Exchange, Inc. may also require a member organization to reduce its business if its net capital is less than the greater of (a) 4% of aggregate debit balances or (b) 6% of the funds required to be segregated, and may prohibit a member organization from expanding its business and declaring cash dividends if its net capital is less than the greater of (a) 5% of aggregate debit balances or (b) 7% of the funds required to be segregated. At June 30, 1996, DWR's net capital was $595.9 million and net capital in excess of the minimum required was $483.0 million. DWR's net capital was 20.5% of aggregate debit balances and 21.2% of funds required to be segregated.

7. CONTINGENT LIABILITIES

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of Dean Witter, Discover & Co.:

  We have reviewed the accompanying consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the management of Dean Witter, Discover & Co.

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

New York, New York
August 14, 1996

                          DEAN WITTER, DISCOVER & CO.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                             RESULTS OF OPERATIONS

  The Company's net income was $238.8 million in the second quarter of 1996, a 1% increase over the second quarter of 1995. Net income was $484.6 million in the first six months of 1996, a 5% increase over the first six months of 1995. Primary earnings per common share were $1.39 and $2.80 in the second quarter and first six months of 1996 compared to $1.35 and $2.63 in 1995. Fully diluted earnings per common share were $1.39 and $2.79 in the second quarter and first six months of 1996 compared to $1.35 and $2.63 in 1995.


  Net operating revenues increased 8% and 11% in the second quarter and first six months of 1996 from the comparable periods of 1995. The increases in both periods were due to higher merchant and cardmember fees, commissions revenues and net interest income partially offset by a higher provision for losses on receivables.

  Non-interest expenses increased 11% and 13% in the second quarter and first six months of 1996 from the comparable periods of 1995. The increases reflected higher variable compensation expenses related to increased Securities revenues and higher marketing and business development and information processing expenses.

                                CREDIT SERVICES

STATEMENTS OF INCOME (IN MILLIONS)

                                                THREE MONTHS     SIX MONTHS
                                                    ENDED           ENDED
                                                  JUNE 30,        JUNE 30,
                                                ------------- -----------------
                                                 1996   1995    1996     1995
                                                ------ ------ -------- --------
Merchant and cardmember fees................... $345.6 $265.6 $  666.1 $  505.9
Servicing fees.................................  191.5  174.2    391.8    346.5
Other..........................................    1.2    0.4      6.3      0.7
                                                ------ ------ -------- --------
  Total non-interest revenues..................  538.3  440.2  1,064.2    853.1
                                                ------ ------ -------- --------
Interest revenue...............................  673.4  596.9  1,348.6  1,160.4
Interest expense...............................  257.6  236.4    532.7    462.1
                                                ------ ------ -------- --------
  Net interest income..........................  415.8  360.5    815.9    698.3
Provision for loan losses......................  271.3  135.7    496.3    253.2
                                                ------ ------ -------- --------
  Net credit income............................  144.5  224.8    319.6    445.1
                                                ------ ------ -------- --------
  Net operating revenues.......................  682.8  665.0  1,383.8  1,298.2
                                                ------ ------ -------- --------
Employee compensation and benefits.............  119.3  104.8    243.5    207.1
Marketing and business development.............  174.0  132.0    338.4    256.5
Information processing and communications......  116.9  105.4    231.3    196.3
Facilities and equipment.......................   15.4   12.1     30.2     23.9
Other..........................................   94.1   85.4    179.9    176.5
                                                ------ ------ -------- --------
  Total non-interest expenses..................  519.7  439.7  1,023.3    860.3
                                                ------ ------ -------- --------
Income before income taxes.....................  163.1  225.3    360.5    437.9
Income tax expense.............................   59.7   84.7    132.8    165.3
                                                ------ ------ -------- --------
Net income..................................... $103.4 $140.6 $  227.7 $  272.6
                                                ====== ====== ======== ========

  Credit Services net income decreased 26% and 16% to $103.4 million and $227.7 million in the second quarter and first six months of 1996 from the comparable periods of 1995. These decreases were due to higher provisions for loan losses and marketing and business development expenditures partially offset by increases in merchant and cardmember fees and net interest income.

  The Company is announcing additional changes to the terms of its cardmember agreements in the third quarter of 1996, which will become effective during the fourth quarter. These changes primarily affect delinquent and overlimit accounts and are designed to increase interest and fee revenues. The Company expects that interest and fee revenues in the fourth quarter of 1996 will be higher than such revenues would have been absent the changes in cardmember agreement terms.

  Non-Interest Revenues. Total non-interest revenues increased 22% and 25% in the second quarter and first six months of 1996 from the comparable periods of 1995.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, insurance fees, cash advance fees, overlimit fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 30% and 32% in the second quarter and first six months of 1996 from the comparable periods of 1995. The increases were due to higher merchant fee revenues, overlimit fees, late payment fees and insurance fees. The increases in merchant fee revenue were due to continued growth in credit card transaction volume and the NOVUS Network merchant base. Overlimit fees were implemented in March 1996. The increases in late fees were due to a higher incidence of delinquent accounts and an increase, in March 1996, in the amount of late fees charged. The increase in insurance fees was due to increased enrollments, higher premium rates and favorable experience rebates.

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

  The table below presents the components of servicing fees (in millions).

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1996       1995       1996      1995
                                       ---------  ---------  --------  --------
   Cardmember fees....................   $  73.9  $    33.2  $  120.9  $   64.5
   Interest revenue...................     503.4      428.3     996.6     826.4
   Interest expense...................    (203.1)    (182.5)   (392.0)   (351.5)
   Provision for loan losses..........    (182.7)    (104.8)   (333.7)   (192.9)
                                       ---------  ---------  --------  --------
    Servicing fees....................   $ 191.5  $   174.2  $  391.8  $  346.5
                                       =========  =========  ========  ========

  Servicing fees increased 10% and 13% in the second quarter and first six months of 1996 from the comparable periods of 1995. These increases were due to higher average levels of securitized loans, which resulted in higher net interest cash flows partially offset by higher levels of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit Services consumer loan and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market indexed variable rates. The Company incurs interest expense at fixed and floating rates to finance Credit Services assets. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and the related financing. Net interest income increased 15% and 17% in the second quarter and first six months of 1996 from the comparable periods of 1995. These increases were due to higher average levels of consumer loans outstanding, partially offset by a shift in the mix of consumer loans from fixed rate loans to lower yielding variable rate loans. The effects of declining market interest rates on the Company's variable rate consumer loans were offset by declines in the Company's cost of funds.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the three and six months ended June 30, 1996 and 1995 and changes in net interest income during those periods.

                                    TABLE 1

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                       THREE MONTHS ENDED JUNE 30,
                           --------------------------------------------------------
                                      1996                        1995
                           ---------------------------- ---------------------------
                           AVG. BAL.   RATE %  INTEREST AVG. BAL.  RATE %  INTEREST
                           ---------------------------- ---------  ------  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans..............  $ 16,343.1  13.97%   $567.6  $13,863.3  15.07%   $520.9
Other consumer loans.....     2,735.2  12.79      87.0    2,255.1  11.30      63.5
Investment securities....       235.0   5.32       3.1      168.3   5.99       2.5
Federal funds sold and
securities purchased
under agreements to
resell ..................        42.4   5.35       0.6       63.1   6.00       0.9
Other....................     1,083.9   5.65      15.1      586.6   6.15       9.1
                           ----------           ------  ---------           ------
 Total interest earning
  assets.................    20,439.6  13.25     673.4   16,936.4  14.14     596.9
Allowance for loan
 losses..................      (651.5)                     (595.1)
Non-interest earning
 assets..................     1,344.4                     1,263.4
                           ----------                   ---------
 Total assets............  $ 21,132.5                   $17,604.7
                           ==========                   =========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
 Savings.................  $  1,016.0   4.57%   $ 11.5  $ 1,055.5   4.80%   $ 12.6
 Brokered................     3,285.6   7.05      57.6    3,234.3   7.25      58.5
 Other time..............     1,902.6   6.01      28.4    1,195.7   6.54      19.5
                           ----------           ------  ---------           ------
 Total interest bearing
  deposits...............     6,204.2   6.33      97.5    5,485.5   6.62      90.6
Federal funds purchased
and securities sold under
agreements to repurchase.        66.3   5.38       0.9       42.6   6.16       0.7
Other borrowings.........    10,556.4   6.06     159.2    8,492.1   6.85     145.1
                           ----------           ------  ---------           ------
 Total interest bearing
  liabilities............    16,826.9   6.16     257.6   14,020.2   6.76     236.4
Shareholder's
 equity/other
 liabilities.............     4,305.6                     3,584.5
                           ----------                   ---------
 Total liabilities &
  shareholder's equity...  $ 21,132.5                   $17,604.7
                           ==========                   =========
Net interest income......                       $415.8                      $360.5
                                                ======                      ======
Net interest margin......                         8.18%                       8.54%
Interest rate spread.....               7.09%                       7.38%

                                    TABLE 2

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                                     SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------
                                                  1996                         1995
                                        ---------------------------  ---------------------------
                                        AVG. BAL.  RATE %  INTEREST  AVG. BAL.  RATE %  INTEREST
                                        ---------  ------  --------  ---------  ------  --------
ASSETS
Interest earning assets:
General purpose credit card loans.....  $16,495.6  13.82%  $1,133.9  $13,870.6  14.95%  $1,028.0
Other consumer loans..................    2,852.3  12.45      176.6    2,008.8  11.01      109.7
Investment securities.................      281.8   5.35        7.5      158.4   5.97        4.7
Federal funds sold and securities
purchased under agreements to resell..       59.0   5.38        1.6       65.3   5.93        1.9
Other.................................    1,045.3   5.59       29.0      525.8   6.18       16.1
                                        ---------          --------  ---------          --------
 Total interest earning assets........   20,734.0  13.08    1,348.6   16,628.9  14.07    1,160.4
Allowance for loan losses.............     (662.3)                      (583.8)
Non-interest earning assets...........    1,349.9                      1,234.0
                                        ---------                    ---------
 Total assets.........................  $21,421.6                    $17,279.1
                                        =========                    =========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings..............................  $ 1,008.6   4.57%  $   22.9  $ 1,086.1   4.85%  $   26.1
 Brokered.............................    3,221.2   7.09      113.5    3,205.4   7.28      115.7
 Other time...........................    1,862.2   6.08       56.3    1,062.3   6.34       33.4
                                        ---------          --------  ---------          --------
 Total interest earning deposits......    6,092.0   6.36      192.7    5,353.8   6.60      175.2
Federal funds purchased and securities
sold under agreements to repurchase...      163.0   5.75        4.7       56.9   6.04        1.7
Other borrowings......................   10,939.8   6.16      335.3    8,397.3   6.85      285.2
                                        ---------          --------  ---------          --------
 Total interest bearing liabilities...   17,194.8   6.23      532.7   13,808.0   6.75      462.1
Shareholder's equity/other
 liabilities..........................    4,226.8                      3,471.1
                                        ---------                    ---------
 Total liabilities & shareholder's
  equity..............................  $21,421.6                    $17,279.1
                                        =========                    =========
Net interest income...................                     $  815.9                     $  698.3
                                                           ========                     ========
Net interest margin...................                         7.91%                        8.47%
Interest rate spread..................              6.85%                        7.32%

                                    TABLE 3

CREDIT SERVICES RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                             JUNE 30, 1996 VS 1995     JUNE 30, 1996 VS 1995
                             ------------------------- -----------------------
                              INCREASE/(DECREASE)       INCREASE/(DECREASE)
                               DUE TO CHANGES IN         DUE TO CHANGES IN
                             ------------------------- -----------------------
                             VOLUME    RATE    TOTAL   VOLUME   RATE    TOTAL
                             -------- -------  ------- ------  -------  ------
INTEREST REVENUE
General purpose credit card
 loans.....................  $  92.0  $ (45.3) $ 46.7  $197.3  $ (91.4) $105.9
Other consumer loans.......     13.6      9.9    23.5    46.4     20.5    66.9
Investment securities......      1.0     (0.4)    0.6     3.7     (0.9)    2.8
Federal funds sold and
securities purchased under
agreements to resell ......     (0.2)    (0.1)   (0.3)   (0.2)    (0.1)   (0.3)
Other......................      7.4     (1.4)    6.0    16.0     (3.1)   12.9
                                               ------                   ------
 Total interest revenue....    123.4    (46.9)   76.5   289.3   (101.1)  188.2
                                               ------                   ------
INTEREST EXPENSE
Interest bearing deposits
 Savings...................     (0.5)    (0.6)   (1.1)   (1.8)    (1.4)   (3.2)
 Brokered..................      0.8     (1.7)   (0.9)    0.6     (2.8)   (2.2)
 Other time................     11.4     (2.5)    8.9    25.3     (2.4)   22.9
                                               ------                   ------
 Total.....................     11.5     (4.6)    6.9    24.7     (7.2)   17.5
Federal funds purchased and
securities sold under
agreements to repurchase ..      0.3     (0.1)    0.2     3.2     (0.2)    3.0
Other borrowings...........     35.4    (21.3)   14.1    87.2    (37.1)   50.1
                                               ------                   ------
 Total interest expense....     47.2    (26.0)   21.2   114.6    (44.0)   70.6
                                               ------                   ------
Net interest income........  $  76.2  $ (20.9) $ 55.3  $174.7  $ (57.1) $117.6
                             =======  =======  ======  ======  =======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into effect both owned and securitized loans.

                                    TABLE 4

SUPPLEMENTAL CREDIT SERVICES AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN MILLIONS)

                                     THREE MONTHS ENDED JUNE 30,
                         -----------------------------------------------------
                                   1996                       1995
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans.......... $31,848.6 14.62%  $1,158.0 $26,554.6 15.30%  $1,012.7
General purpose credit
 card loans.............  28,177.0 14.77    1,034.5  23,167.7 15.58      900.0
Total interest earning
 assets.................  33,209.9 14.25    1,176.8  27,372.6 15.02    1,025.2
Total interest bearing
 liabilities............  29,597.2  6.26      460.7  24,456.4  6.87      418.9
Consumer loan interest
 rate spread............            8.36                       8.43
Interest rate spread....            7.99                       8.15
Net interest margin.....            8.67                       8.89
                                      SIX MONTHS ENDED JUNE 30,
                         -----------------------------------------------------
                                   1996                       1995
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans.......... $31,627.8 14.67%  $2,307.1 $26,032.5 15.21%  $1,964.1
General purpose credit
 card loans.............  27,816.4 14.83    2,050.8  22,960.5 15.50    1,764.6
Total interest earning
 assets.................  33,014.0 14.29    2,345.2  26,782.1 14.96    1,986.8
Total interest bearing
 liabilities............  29,474.8  6.31      924.7  23,961.1  6.85      813.6
Consumer loan interest
 rate spread............            8.36                       8.36
Interest rate spread....            7.98                       8.11
Net interest margin.....            8.65                       8.83

  Provision for Loan Losses. The provision for loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $671.0 million and $604.6 million at June 30, 1996 and 1995. The provision for loan losses is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable. The provision for loan losses increased 100% and 96% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to increases in net charge-off rates and higher levels of consumer loans outstanding. Net charge-offs as a percentage of average consumer loans outstanding increased to 5.17% in the second quarter of 1996 from 3.16% in the comparable period of 1995 and to 4.80% in the first six months of 1996 from 3.01% in the comparable period of 1995. The increases in the Company's net charge-off rates were consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit loss rates is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that the trend may continue and the Company may experience a higher net charge-off rate for the full year 1996 compared to 1995. The Company is reassessing its estimate of the allowance for loan losses related to securitized consumer loans. A change in this estimate may affect future provisions for consumer loan losses as described in note 3 to the consolidated financial statements on page 5.

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

CREDIT SERVICES ASSET QUALITY (DOLLARS IN MILLIONS)

                            JUNE 30, 1996         JUNE 30, 1995       DECEMBER 31, 1995
                         --------------------  --------------------  --------------------
                           OWNED     MANAGED     OWNED     MANAGED     OWNED     MANAGED
                         ---------  ---------  ---------  ---------  ---------  ---------
Consumer loans.......... $19,525.9  $32,357.3  $16,802.8  $27,072.0  $21,556.4  $31,775.9
Consumer loans
 contractually past due
 as a percentage of
 consumer loans
  30 to 89 days.........      3.84%      3.66%      3.78%      3.53%      4.21%      4.05%
  90 to 179 days........      2.39%      2.18%      1.78%      1.66%      2.18%      2.09%
Net charge-offs as a
 percentage of average
 consumer loans.........      4.80%      5.06%      3.01%      3.34%      3.50%      3.75%

  Non-Interest Expenses. Non-interest expenses increased 18% and 19% in the second quarter and first six months of 1996 from the comparable periods of 1995.

  Employee compensation and benefits expense increased 14% and 18% in the second quarter and first six months of 1996 from the comparable periods of 1995. The increases reflect the costs associated with processing increased transaction volumes, servicing additional NOVUS Network merchants and active credit card accounts. Marketing and business development expense increased 32% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to costs associated with the growth of the Company's new and existing credit card brands and higher cardmember rewards expense. Cardmember rewards expense, which includes the Cashback Bonus Award, increased due to continued growth in credit card transaction volume and increased cardmember qualification for higher award levels. Information processing and communications expense increased 11% and 18% in the second quarter and first six months of 1996 from the comparable periods of 1995. These increases principally reflect the costs associated with processing increased transaction volumes, servicing additional NOVUS Network merchants and active credit card accounts and development costs of the systems supporting the Company's multi-card strategy.

                                  SECURITIES

STATEMENTS OF INCOME (IN MILLIONS)

                                                THREE MONTHS     SIX MONTHS
                                                    ENDED           ENDED
                                                  JUNE 30,        JUNE 30,
                                                ------------- -----------------
                                                 1996   1995    1996     1995
                                                ------ ------ -------- --------
Commissions.................................... $303.8 $247.9 $  604.5 $  482.5
Asset management and administration fees.......  285.8  251.0    560.7    496.5
Principal transactions.........................  114.5  120.8    233.4    246.2
Investment banking.............................   57.6   48.7    122.3     87.6
Other..........................................   32.3   25.7     52.0     52.4
                                                ------ ------ -------- --------
  Total non-interest revenues..................  794.0  694.1  1,572.9  1,365.2
                                                ------ ------ -------- --------
Interest revenue...............................  189.9  215.7    376.1    409.4
Interest expense...............................  122.1  148.0    237.7    275.2
                                                ------ ------ -------- --------
  Net interest income..........................   67.8   67.7    138.4    134.2
Provision for losses on receivables............    2.9    1.9      5.9      5.1
                                                ------ ------ -------- --------
  Net credit income............................   64.9   65.8    132.5    129.1
                                                ------ ------ -------- --------
  Net operating revenues.......................  858.9  759.9  1,705.4  1,494.3
                                                ------ ------ -------- --------
Employee compensation and benefits.............  433.6  384.7    879.7    766.1
Marketing and business development.............   27.4   27.0     54.9     50.2
Information processing and communications......   69.0   66.3    136.7    129.8
Facilities and equipment.......................   48.3   46.3     94.7     88.9
Other..........................................   55.6   75.6    111.4    149.6
                                                ------ ------ -------- --------
  Total non-interest expenses..................  633.9  599.9  1,277.4  1,184.6
                                                ------ ------ -------- --------
Income before income taxes.....................  225.0  160.0    428.0    309.7
Income tax expense.............................   89.6   63.1    171.1    122.7
                                                ------ ------ -------- --------
Net income..................................... $135.4 $ 96.9 $  256.9 $  187.0
                                                ====== ====== ======== ========

  Securities achieved record net income of $135.4 million in the second quarter of 1996, a 40% increase over the second quarter of 1995. Net income increased 37% to $256.9 million in the first six months of 1996 from 1995. The growth in net income was due to higher revenues resulting from increased activity in securities markets, higher levels of assets under management and administration and continued emphasis on cost control.

  Commissions. Commission revenues arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, insurance products, futures and options. Commission revenues increased 23% and 25% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to increased over-the-counter and listed agency equity transactions and mutual fund sales.

  Asset Management and Administration Fees. Asset management and administration fees include fund management fees, distribution-related fees and other administrative fees. Asset management and administration fees increased 14% and 13% in the second quarter and first six months of 1996 from the comparable periods of 1995. In both periods increased revenues from fund management fees, 12b-1 distribution fees and Investment Consulting Services ("ICS") fees were partially offset by lower redemption fees. Period end assets under management increased 15% from June 30, 1995, and 6% from December 31, 1995, to a record $84.6 billion at June 30, 1996. The increases in both periods were due to net sales and market value increases. Average assets under management were 18% and 19% higher in the second quarter and first six months of 1996 than the comparable periods of 1995.

  Components of assets under management and administration were as follows(1):

                                                JUNE 30, DECEMBER 31, JUNE 30,
                                                  1996       1995       1995
                                                -------- ------------ --------
                                                        (IN BILLIONS)
   Equity funds................................  $34.7      $29.9      $25.9
   Fixed income funds..........................   24.0       25.4       25.1
   Money market funds..........................   23.1       21.6       20.0
   Investment management services..............    2.8        2.6        2.3
                                                 -----      -----      -----
     Assets under management and
      administration...........................  $84.6      $79.5      $73.3
                                                 =====      =====      =====

- --------
(1) Excludes ICS assets of $9.8 billion and $7.2 billion at June 30, 1996 and 1995, and $8.9 billion at December 31, 1995.

  Fund management fees arise from investment management services that the Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average net assets. Fund management fees increased 19% and 20% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to higher average asset levels.

  Components of fund management fees were as follows:

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           ------------------- -----------------
                                             1996      1995      1996     1995
                                           --------- --------- -------- --------
                                              (IN MILLIONS)      (IN MILLIONS)
   Equity funds........................... $    48.1 $    35.6 $   92.4 $   69.2
   Fixed income funds.....................      27.8      27.8     56.4     54.7
   Money market funds.....................      18.7      15.9     36.9     31.4
                                           --------- --------- -------- --------
     Fund management fees................. $    94.6 $    79.3 $  185.7 $  155.3
                                           ========= ========= ======== ========

  The Company receives 12b-1 distribution fees for services it provides in promoting and distributing certain open-ended Dean Witter Funds. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. In both the second quarter and first six months of 1996, 12b-1 distribution fees increased 14% from the comparable periods of 1995.

  ICS fees are derived from private portfolio management services arranged by the Company for individual investors and are affected by changes in the level of ICS assets. ICS fees increased 27% and 26% in the second quarter and first six months of 1996 from the comparable periods of 1995.

  The Company receives redemption fees from investors for redemptions of certain mutual fund shares. The fee is paid from the proceeds of the sale of shares and is based on the length of time the redeemed shares were held by the investor. Redemption fees decreased 9% and 20% in the second quarter and first six months of 1996 from the comparable periods of 1995.

  Principal Transactions. Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as a principal and includes gains and losses on securities held for resale. The Company holds securities for resale primarily to facilitate customer trading requirements. Principal transaction revenues decreased 5% in both the second quarter and first six months of 1996 from the comparable periods of 1995. The decrease in the second quarter resulted from a decline in revenues from fixed income securities transactions. The decrease in the first six months was due to a decline in revenues from fixed income securities transactions partially offset by higher revenues from over-the-counter equity securities which resulted from increased transaction volume.

  Investment Banking Revenues. Investment banking revenues are derived from the underwriting of public offerings of securities and fees from advisory services. Investment banking revenues increased 18% and 40% in the second quarter and first six months of 1996 from the comparable periods of 1995. These increases were attributable to higher advisory fees and, in the first six months of 1996, increased underwriting activity.

  Net Credit Income. Net credit income consists primarily of interest revenue from customer margin loans less the cost of financing these loans, and credit losses. Net credit income is affected by the levels of margin loans, borrowings that finance these loans and market interest rates. Net credit income remained level in the second quarter and first six months of 1996 from the comparable periods of 1995.

  Non-Interest Expense. Total non-interest expenses increased 6% and 8% in the second quarter and first six months of 1996 from the comparable periods of 1995. As a percentage of net operating revenues, total non-interest expenses decreased to 73.8% and 74.9% in the second quarter and first six months of 1996 from 78.9% and 79.3% in the second quarter and first six months of 1995. Employee compensation and benefits increased 13% and 15% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to increased variable compensation related to increased revenues. As a percentage of net operating revenues, employee compensation and benefits was 50.5% and 51.6% in the second quarter and first six months of 1996 compared to 50.6% and 51.3% in the second quarter and first six months of 1995. Other non-interest expenses include legal expenses, other professional fees, stationary and supplies and other administrative costs. Other non-interest expenses decreased 26% in the second quarter and first six months of 1996 from the comparable periods of 1995 due to a reduction in legal expenses and other professional fees.

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

  In April 1996, the Company renewed its senior bank credit facility and increased the amount to $4.0 billion from $3.25 billion. The facility expires in April 1997 and includes certain extension provisions. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of June 30, 1996, the Company had never borrowed from its senior bank credit facility.

  In May 1996, the Company increased its capacity to issue debt securities under its Euro medium-term note program by $2.0 billion.

  In August 1996, the Company registered $2.0 billion of debt securities with the Securities and Exchange Commission.

  In the second quarter of 1996, the Company completed an asset securitization of $1.0 billion with an expected term of 15 years. In the third quarter of 1996, the Company completed an asset securitization of $0.9 billion with an expected term of 3.0 years.

INTEREST RATE RISK

  The Company's interest rate risk policies are designed to reduce the volatility of earnings resulting from changes in interest rates. This is accomplished primarily through matched financing. The Company is exposed to the risk that changes in market interest rates will result in declines in net interest income and servicing fees. Matched financing reduces this risk by matching the repricing schedules of consumer loans and the related financing. When necessary, the Company utilizes interest rate contracts to achieve its matched financing objectives. Interest rate contracts include interest rate swap, cost of funds and interest rate cap agreements. Under interest rate exchange agreements, which include interest rate swap and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate swap and cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Cost of funds agreements are entered into as part of agreements pursuant to which the Company provides private label credit card processing services to certain of its merchant clients.

  Notional amounts of interest rate exchange agreements outstanding were as follows (in millions).

                                                        JUNE 30, DECEMBER 31,
                                                          1996       1995
                                                        -------- ------------
   Agreements that converted the interest rate on
    financing:
     From fixed to floating............................ $5,221.9   $4,223.9
     From floating to fixed............................  1,216.8    1,469.0
     From floating to floating.........................    464.1      425.0
                                                        --------   --------
       Total........................................... $6,902.8   $6,117.9
                                                        ========   ========

  The Company had $40.0 million and $415.0 million of interest rate cap agreements outstanding at June 30, 1996 and December 31, 1995, of which $40.0 million were in effect at both dates.

CAPITAL

  The Company's shareholders' equity increased to $4,953.3 million at June 30, 1996 from $4,833.7 million at December 31, 1995. At June 30, 1996, $3,473.3 million of the Company's shareholders' equity was invested in the equity of its subsidiaries. The remainder of the Company's shareholders' equity was advanced to its subsidiaries to finance their operations.

  For purposes of evaluating the financial performance of its segments, the Company's shareholders' equity was allocated as follows at June 30, 1996:
Credit Services, $2,754.2 million; Securities, $1,430.9 million.

  The Company purchases shares of its common stock under a general stock repurchase program and a repurchase program designed specifically for shares issued in connection with the Company's equity-based compensation plans. In the first quarter of 1996, the Board of Directors of the Company increased the Company's authorization to purchase its shares under its general stock repurchase program by $250.0 million. In the second quarter of 1996, the Company purchased 3.2 million shares of its common stock of which 2.6 million were purchased under the general stock repurchase plan.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In June 1996, in a case not involving Greenwood Trust Company ("Greenwood"), the United States Supreme Court ruled that state laws limiting late charges are preempted with respect to national banks by federal law. Also in June 1996, the Court declined to review two lower court decisions (one of which involved Greenwood) that had reached the same result with respect to federally insured, state-chartered banks, and it vacated and remanded for reconsideration the contrary 1995 decision of the New Jersey Supreme Court against Greenwood. On July 22, 1996, the New Jersey Supreme Court reversed its 1995 decision and reinstated the decision of the court below in Greenwood's favor.

  Twenty-four market makers, including Dean Witter Reynolds Inc., resolved an investigation by the U.S. Department of Justice of possible anticompetitive activities in the over-the-counter securities market by agreeing, without trial or adjudication, to the entry of an Order and Stipulation filed in the United States District Court for the Southern District of New York on July 17, 1996. The Order and Stipulation requires certain ongoing undertakings including the appointment of an antitrust compliance officer to monitor trading practices and assure continued compliance with the antitrust laws. The Order and Stipulation is awaiting court approval. The court must conduct a public hearing before approving the Order and Stipulation.

  A consolidated putative class action entitled In re NASDAQ Market Makers Antitrust Litigation was commenced on December 16, 1994 in the United States District Court for the Southern District of New York against Dean Witter Reynolds Inc. and 32 other broker-dealers alleging that NASDAQ market makers conspired to fix the "spread" in certain NASDAQ securities. On August 3, 1995 the court dismissed the complaint and a refiled consolidated complaint was subsequently filed alleging the same cause of action. The refiled complaint seeks, among other things, treble damages in an unspecified amount. Dean Witter Reynolds Inc. answered the refiled complaint denying the allegations of wrongdoing. A motion for class certification is pending.

  Several purported class action lawsuits, which have been consolidated for pretrial purposes, were instituted in 1995 in the United States District Court for the Southern District of New York against the TCW/DW North American Government Income Trust, Dean Witter Reynolds Inc., some of the Fund's Trustees and officers, its underwriter and distributor, the Fund's Adviser, the Fund's Manager, and other defendants, by certain shareholders of the Fund. The consolidated amended complaint asserts claims under the Securities Act of 1933 and generally alleges that the defendants made inadequate and misleading disclosures in the prospectuses for the Fund, in particular as such disclosures relate to the nature and risks of the Fund's investments in mortgage-backed securities and Mexican securities. The plaintiffs also challenge certain fees paid by the Fund as excessive. Damages are sought in an unspecified amount. All defendants had moved to dismiss the consolidated amended complaint, and on May 8, 1996 the motions to dismiss were denied. All defendants have now moved for reargument. In addition, the plaintiffs' motion for class certification is pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    An exhibit index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K

    Form 8-K dated April 18, 1996 reporting Items 5 and 7.

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

Date: August 14, 1996

                                 EXHIBIT INDEX

                          DEAN WITTER, DISCOVER & CO.

                          QUARTER ENDED JUNE 30, 1996

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.1    Dean Witter Reynolds Inc. Pension Plan, Amended and Restated January
         1, 1995.
 10.2    NOVUS Credit Services, Inc. Pension Plan, Amended and Restated April
         10, 1996.
 11      Computation of earnings per share.
 12      Computation of ratio of earnings to fixed charges.
 15      Letter of awareness from Deloitte & Touche LLP, dated August 14, 1996, concerning unaudited interim financial information.
 27      Financial Data Schedule.