Form 10-Q
period 1996-09-30
DEAN WITTER DISCOVER & CO
filed 1996-11-13
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of October 31, 1996, there were 160,756,769 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1996

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income--Three and Nine Months
     Ended September 30, 1996 and 1995 (unaudited)........................   1
    Consolidated Balance Sheets--September 30, 1996 (unaudited) and
     December 31, 1995....................................................   2
    Consolidated Statements of Cash Flows--Nine Months
     Ended September 30, 1996 and 1995 (unaudited)........................   3
    Notes to Consolidated Financial Statements (unaudited)................   4
    Independent Accountants' Report.......................................   9
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  24
  Item 6. Exhibits and Reports on Form 8-K................................  24

                         PART I. FINANCIAL INFORMATION

                          DEAN WITTER, DISCOVER & CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           ------------------- -----------------
                                             1996      1995      1996     1995
                                           --------- --------- -------- --------
                                               (UNAUDITED)        (UNAUDITED)
Merchant and cardmember fees.............  $   379.5 $   285.8 $1,045.6 $  791.7
Commissions..............................      264.3     266.2    868.8    748.7
Asset management and administration fees.      289.8     251.7    850.5    748.2
Servicing fees...........................      222.7     187.8    614.5    534.3
Principal transactions...................      107.0     121.6    340.4    367.8
Investment banking.......................       45.7      45.1    168.0    132.7
Other....................................       20.7      16.2     79.0     69.3
                                           --------- --------- -------- --------
  Total non-interest revenues............    1,329.7   1,174.4  3,966.8  3,392.7
                                           --------- --------- -------- --------
Interest revenue.........................      893.7     844.2  2,618.4  2,414.0
Interest expense.........................      390.4     374.7  1,160.8  1,112.0
                                           --------- --------- -------- --------
  Net interest income....................      503.3     469.5  1,457.6  1,302.0
Provision for losses on receivables......      307.0     192.7    809.2    451.0
                                           --------- --------- -------- --------
  Net credit income......................      196.3     276.8    648.4    851.0
                                           --------- --------- -------- --------
  Net operating revenues.................    1,526.0   1,451.2  4,615.2  4,243.7
                                           --------- --------- -------- --------
Employee compensation and benefits.......      525.8     511.5  1,649.0  1,484.7
Marketing and business development.......      209.9     204.4    603.2    511.1
Information processing and
 communications..........................      190.2     169.9    558.2    496.0
Facilities and equipment.................       63.8      60.8    188.7    173.6
Other....................................      143.3     148.9    434.6    475.0
                                           --------- --------- -------- --------
  Total non-interest expenses............    1,133.0   1,095.5  3,433.7  3,140.4
                                           --------- --------- -------- --------
Income before income taxes...............      393.0     355.7  1,181.5  1,103.3
Income tax expense.......................      154.0     137.0    457.9    425.0
                                           --------- --------- -------- --------
Net income...............................  $   239.0 $   218.7 $  723.6 $  678.3
                                           ========= ========= ======== ========
Primary net income per share.............  $    1.42 $    1.24 $   4.21 $   3.87
                                           ========= ========= ======== ========
Primary average common shares
 outstanding.............................      168.9     176.5    171.7    175.2
                                           ========= ========= ======== ========
Fully diluted net income per share.......  $    1.41 $    1.23 $   4.21 $   3.83
                                           ========= ========= ======== ========
Fully diluted average common shares
 outstanding.............................      169.2     177.3    171.9    176.9
                                           ========= ========= ======== ========


              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                       (UNAUDITED)
                       ASSETS
Cash and cash equivalents...........................    $ 1,102.2    $ 1,464.5
Cash and securities segregated under federal and
 other regulations..................................      1,801.8      1,926.4
Receivables
 Consumer loans (net of allowances of $688.1 in 1996
  and $721.8 in 1995)...............................     19,594.6     20,834.6
 Securities clients (net of allowances of $15.7 in
  1996 and $16.2 in 1995)...........................      2,739.6      2,588.8
 Brokers or dealers.................................      3,197.4      2,683.7
 Other..............................................        732.7        732.4
Amounts due from asset securitizations..............        852.6        653.4
Securities purchased under agreements to resell.....      3,524.4      3,571.9
Securities owned, at market value...................      1,695.8      1,848.8
Deferred income taxes...............................        776.6        736.9
Office facilities, at cost (less accumulated
 depreciation and amortization of $435.1 in 1996 and
 $380.5 in 1995)....................................        376.8        341.0
Goodwill............................................        161.1        161.9
Other assets........................................        635.7        663.9
                                                        ---------    ---------
   Total assets.....................................    $37,191.3    $38,208.2
                                                        =========    =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Commercial paper...................................    $ 1,966.9    $ 4,688.5
 Other short-term borrowings........................        430.3      1,637.0
 Deposits...........................................      6,598.2      6,191.1
 Payables
  Securities clients................................      2,822.0      3,183.0
  Brokers or dealers................................      3,204.2      2,629.7
  Drafts............................................        400.5        485.5
  Income taxes......................................        162.8         99.3
 Securities sold under agreements to repurchase.....      3,425.9      3,813.4
 Securities sold but not yet purchased, at market
  value.............................................      1,302.7      1,125.2
 Other liabilities and accrued expenses.............      3,076.4      2,789.4
 Long-term borrowings...............................      8,823.2      6,732.4
                                                        ---------    ---------
   Total liabilities................................     32,213.1     33,374.5
                                                        ---------    ---------
Shareholders' Equity
 Preferred stock ($0.01 par value, 10.0 shares
  authorized, none issued)..........................          --           --
 Common stock ($0.01 par value, 500.0 shares
  authorized, 171.0 and 171.0 shares issued, 161.3
  and 168.8 shares outstanding at September 30, 1996
  and December 31, 1995)............................          1.7          1.7
 Paid-in capital....................................      2,708.0      2,718.3
 Retained earnings..................................      2,780.1      2,165.7
                                                        ---------    ---------
                                                          5,489.8      4,885.7
                                                        ---------    ---------
Common stock held in treasury, at cost ($0.01 par
 value, 9.7 and 2.2 shares at September 30, 1996 and
 December 31, 1995).................................       (507.2)      (106.8)
Stock compensation plans............................         46.6         85.1
Employee stock benefit trust........................        (46.0)       (21.5)
Unearned stock compensation.........................         (5.0)        (8.8)
                                                        ---------    ---------
   Total shareholders' equity.......................      4,978.2      4,833.7
                                                        ---------    ---------
   Total liabilities and shareholders' equity.......    $37,191.3    $38,208.2
                                                        =========    =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                               (UNAUDITED)
Cash flows provided by (used in) operating activities
 Net income............................................... $   723.6  $   678.3
 Adjustments to reconcile net income to net cash flows
  from operating activities
  Depreciation and amortization...........................      58.8       50.8
  Provision for losses on receivables.....................     809.2      451.0
  Deferred income taxes...................................     (39.7)     (68.8)
 Decrease (increase) in operating assets
  Cash and securities segregated under federal and other
   regulations............................................     124.6     (225.2)
  Receivables
   Securities clients.....................................    (159.5)     144.8
   Brokers or dealers.....................................    (513.7)     (51.3)
   Other..................................................      (0.3)      24.9
  Amounts due from asset securitizations..................    (199.2)    (166.7)
  Matched securities purchased under agreements to resell,
   net....................................................    (132.9)     179.9
  Securities owned and securities sold but not yet
   purchased, at market value, net........................     330.5     (547.5)
  Other assets............................................      (3.8)      41.6
 Increase (decrease) in operating liabilities
  Payables
   Securities clients.....................................    (361.0)    (172.9)
   Brokers or dealers.....................................     574.5       42.0
   Drafts.................................................     (85.0)     (66.0)
   Income taxes...........................................      63.5      (27.1)
  Other liabilities and accrued expenses..................     377.2      499.6
                                                           ---------  ---------
    Cash provided by (used in) operating activities.......   1,566.8      787.4
                                                           ---------  ---------
 Cash flows provided by (used in) investing activities
  Net principal disbursed on consumer loans...............  (4,373.3)  (3,016.5)
  Purchases of consumer loans.............................      (5.1)    (296.6)
  Sales of consumer loans.................................   4,817.9    1,677.3
  Other...................................................     (61.8)     (58.1)
                                                           ---------  ---------
    Cash provided by (used in) investing activities.......     377.7   (1,693.9)
                                                           ---------  ---------
 Cash flows provided by (used in) financing activities
  Proceeds from issuance (repayments) of commercial paper,
   net....................................................  (2,811.8)    (965.7)
  Net decrease in other short-term borrowings.............  (1,206.6)    (991.7)
  Deposits, net...........................................     407.1      490.0
  Proceeds from issuance of long-term borrowings, net.....   2,093.5    1,574.7
  Securities sold under agreements to repurchase, net.....    (207.3)     454.7
  Dividends paid..........................................     (98.4)     (75.2)
  Proceeds from issuance of common stock..................      34.8       34.7
  Purchase of treasury stock..............................    (518.1)     (16.1)
                                                           ---------  ---------
    Cash provided by (used in) financing activities.......  (2,306.8)     505.4
                                                           ---------  ---------
 Decrease in cash and cash equivalents....................    (362.3)    (401.1)
 Cash and cash equivalents, beginning of period...........   1,464.5    1,334.1
                                                           ---------  ---------
 Cash and cash equivalents, end of period................. $ 1,102.2  $   933.0
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

  The interim consolidated financial statements as of September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated.

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

  The calculations of earnings per common share were based on the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 1996 and 1995, adjusted for the dilutive effects of stock options and unissued stock awards under deferred compensation plans.

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

  The Financial Accounting Standards Board has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996. (The Financial Accounting Standards Board has recently proposed to delay the effective date of this statement for twelve months for transfers of certain financial assets.) This statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. SFAS No. 125 supersedes and incorporates the essential provisions of SFAS No. 122. The Company believes that the effect of the adoption of SFAS No. 125 will not be material to its financial position or results of operations.

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

  The Company uses the results of these evaluations to provide an allowance for loan losses. The exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses. The exposure for credit losses for securitized loans is represented by the Company retaining a contingent risk based on the amount of credit enhancement provided.

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. In the third quarter of 1996, the Company revised its estimate of the allowance for losses for loans intended to be securitized. This revision was based on the Company's experience with credit losses related to securitized loans in a mature asset securitization market and the recent issuance of SFAS No. 125 which eliminated the uncertainty surrounding the appropriate accounting treatment for asset securitization transactions. The Company intends to maintain existing loan loss allowances for securitizations outstanding until the related loans are liquidated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 for the effect of this change on the provision for loan losses.


4. CONSUMER LOANS

  Consumer loans, classified as to type, were as follows (in millions).

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
   Credit card......................................   $19,204.4    $20,440.4
   Real estate-secured and other consumer
    installment.....................................     1,163.6      1,233.1
                                                       ---------    ---------
   Total............................................    20,368.0     21,673.5
   Less
    Unearned finance charges and unamortized loan
     discounts and fees.............................        85.3        117.1
    Allowance for loan losses.......................       688.1        721.8
                                                       ---------    ---------
   Consumer loans, net..............................   $19,594.6    $20,834.6
                                                       =========    =========

                          DEAN WITTER, DISCOVER & CO.

  Activity in the allowance for consumer loan losses was as follows (in millions).

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      --------------------  -------------------
                                        1996       1995       1996       1995
                                      ---------  ---------  ---------  --------
   Balance, beginning of period...... $   671.0  $   604.6  $   721.8  $  565.7
   Additions
     Provision for loan losses.......     304.2      190.2      800.5     443.4
     Purchase of loan portfolios.....       --         --         0.1      29.8
                                      ---------  ---------  ---------  --------
       Total additions...............     304.2      190.2      800.6     473.2
                                      ---------  ---------  ---------  --------
   Deductions
     Charge-offs.....................     300.6      183.6      833.2     478.7
     Recoveries......................     (36.7)     (29.9)    (107.6)    (87.7)
                                      ---------  ---------  ---------  --------
       Net charge-offs...............     263.9      153.7      725.6     391.0
                                      ---------  ---------  ---------  --------
   Other(1)..........................     (23.2)     (15.7)    (108.7)    (22.5)
                                      ---------  ---------  ---------  --------
   Balance, end of period............ $   688.1  $   625.4  $   688.1  $  625.4
                                      =========  =========  =========  ========

--------
(1) Primarily reflects net transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $45.6 million and $122.8 million in the three and nine months ended September 30, 1996 and $28.8 million and $73.5 million in the three and nine months ended September 30, 1995.

  The Company received net proceeds from asset securitizations of $860.8 million and $4,527.5 million in the three and nine months ended September 30, 1996 compared to $1,052.6 million and $1,684.2 million in the three and nine months ended September 30, 1995. The uncollected balances of consumer loans sold through securitizations were $13,511.1 million and $10,219.5 million at September 30, 1996 and December 31, 1995. The allowance for loan losses related to securitized consumer loans, included in other liabilities and accrued expenses, was $455.1 million and $341.7 million at September 30, 1996 and December 31, 1995. The Company had, under the provisions of certain securitization transactions, limited recourse obligations at September 30, 1996 and December 31, 1995 of $137.1 million and $123.9 million, of which $29.7 million and $30.0 million were included in the allowance for loan losses related to securitized consumer loans.

                          DEAN WITTER, DISCOVER & CO.

5. BORROWINGS

 Short-term borrowings

  Short-term borrowings consisted of the following (in millions).

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
   Commercial paper.................................    $1,966.9      $4,688.5
   Other
   Bank borrowings..................................       410.3         385.3
   Federal funds purchased..........................        20.0         720.0
   Bank notes.......................................         --          529.6
   Note payable to Tandy............................         --            2.1
                                                        --------      --------
   Total............................................    $2,397.2      $6,325.5
                                                        ========      ========

  The weighted average interest rate on short-term borrowings, including the effects of interest rate contracts, was 5.82% at September 30, 1996 and 5.97% at December 31, 1995.

  To support the issuance of asset-backed commercial paper, Riverwoods Funding Corporation ("RFC"), a consolidated subsidiary of the Company, renewed its agreement with a syndicate of banks, effective October 18, 1996, for its senior bank credit facility. This agreement will expire on October 17, 1997. In conjunction with renewing this agreement the amount of the credit facility was increased to $2.1 billion from the previous amount of $1.75 billion.

 Long-term borrowings

  Long-term borrowings, which consisted of senior long-term notes, net of unamortized discount, were as follows (in millions).

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
   Floating rate notes...............................   $5,167.0      $3,275.5
   Fixed rate notes..................................    3,656.2       3,456.9
                                                        --------      --------
   Total.............................................   $8,823.2      $6,732.4
                                                        ========      ========

  The weighted average interest rate on long-term borrowings, including the effects of interest rate contracts, was 5.91% at September 30, 1996 and 6.28% at December 31, 1995.

  In April 1996, the Company renewed its senior bank credit facility and increased its amount to $4.0 billion from $3.25 billion. The facility expires in April 1997 and includes certain extension provisions. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of September 30, 1996, the Company had never borrowed from its senior bank credit facility.

  In August 1996, the Company registered $2.0 billion of debt securities with the Securities and Exchange Commission ("SEC").

                          DEAN WITTER, DISCOVER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

6. REGULATORY CAPITAL REQUIREMENTS

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk-weighted assets ("risk-weighted capital ratio"). At September 30, 1996, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  DWR, the Company's primary broker-dealer, is subject to the Uniform Net Capital Rule of the SEC. Under the alternative method permitted by this Rule, the required net capital, as defined, shall not be less than the greater of
(a) one million dollars, (b) 2% of aggregate debit balances arising from client transactions pursuant to Securities Exchange Act of 1934 Rule 15c3-3, or (c) 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The New York Stock Exchange, Inc. may also require a member organization to reduce its business if its net capital is less than the greater of (a) 4% of aggregate debit balances or (b) 6% of the funds required to be segregated, and may prohibit a member organization from expanding its business and declaring cash dividends if its net capital is less than the greater of (a) 5% of aggregate debit balances or (b) 7% of the funds required to be segregated. At September 30, 1996, DWR's net capital was $655.4 million and net capital in excess of the minimum required was $545.1 million. DWR's net capital was 22.7% of aggregate debit balances and 23.8% of funds required to be segregated.

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Dean Witter, Discover & Co.:

  We have reviewed the accompanying consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the management of Dean Witter, Discover & Co.

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

New York, New York
November 13, 1996

                          DEAN WITTER, DISCOVER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                             RESULTS OF OPERATIONS

  The Company's net income was $239.0 million in the third quarter of 1996, a 9% increase over the third quarter of 1995. In the first nine months of 1996 net income was $723.6 million, a 7% increase over the first nine months of 1995. Primary earnings per common share were $1.42 and $4.21 in the third quarter and first nine months of 1996 compared to $1.24 and $3.87 in 1995. Fully diluted earnings per common share were $1.41 and $4.21 in the third quarter and first nine months of 1996 compared to $1.23 and $3.83 in 1995.

  Net operating revenues increased 5% and 9% in the third quarter and first nine months of 1996 from the comparable periods of 1995. The increases in both periods were due to higher merchant and cardmember fees, net interest income, asset management and administration fees, servicing fees and, in the first nine months, higher commissions revenue, partially offset in both periods by higher provisions for losses on receivables.

  Non-interest expenses increased 3% and 9% in the third quarter and first nine months of 1996 from the comparable periods of 1995. The increase in the third quarter was due to higher information processing and employee compensation and benefits expenses related to Credit Services activities. The increase in the first nine months reflected higher variable compensation expenses related to Securities revenue, increased marketing and business development expenses and information processing expenses.

                                CREDIT SERVICES

STATEMENTS OF INCOME (IN MILLIONS)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1996      1995      1996     1995
                                          --------- --------- -------- --------
Merchant and cardmember fees............. $   379.5 $   285.8 $1,045.6 $  791.7
Servicing fees...........................     222.7     187.8    614.5    534.3
Other....................................       1.1       0.8      7.4      1.5
                                          --------- --------- -------- --------
  Total non-interest revenues............     603.3     474.4  1,667.5  1,327.5
                                          --------- --------- -------- --------
Interest revenue.........................     702.9     639.9  2,051.5  1,800.3
Interest expense.........................     270.2     247.5    802.9    709.6
                                          --------- --------- -------- --------
  Net interest income....................     432.7     392.4  1,248.6  1,090.7
Provision for loan losses................     304.2     190.2    800.5    443.4
                                          --------- --------- -------- --------
  Net credit income......................     128.5     202.2    448.1    647.3
                                          --------- --------- -------- --------
  Net operating revenues.................     731.8     676.6  2,115.6  1,974.8
                                          --------- --------- -------- --------
Employee compensation and benefits.......     129.8     112.3    373.3    319.4
Marketing and business development.......     187.5     187.6    525.9    444.1
Information processing and
 communications..........................     123.6     107.2    354.9    303.5
Facilities and equipment.................      15.6      13.5     45.8     37.4
Other....................................      83.2      77.1    263.1    253.6
                                          --------- --------- -------- --------
  Total non-interest expenses............     539.7     497.7  1,563.0  1,358.0
                                          --------- --------- -------- --------
Income before income taxes...............     192.1     178.9    552.6    616.8
Income tax expense.......................      72.1      66.9    204.9    232.2
                                          --------- --------- -------- --------
Net income............................... $   120.0 $   112.0 $  347.7 $  384.6
                                          ========= ========= ======== ========

  Credit Services net income of $120.0 million and $347.7 million in the third quarter and first nine months of 1996 represented an increase of 7% over the third quarter of 1995 and a decrease of 10% from the first nine months of 1995. The increase in the third quarter was due to higher fee and interest revenues partially offset by a higher provision for loan losses and increased employee compensation and information processing expenses. In the first nine months of 1996 higher fee and interest revenues were more than offset by the combined effect of a higher provision for loan losses and increased non-interest expenses.

  The Company announced changes to the terms of its cardmember agreements in the third quarter of 1996 which will become effective during the fourth quarter of 1996. These changes primarily affect delinquent and overlimit accounts and are designed to increase interest and fee revenues. The Company expects that interest and fee revenues in the fourth quarter of 1996 will be higher than such revenues would have been absent the changes in cardmember agreement terms. For a discussion of important factors that might cause actual results to differ materially from those in this forward-looking statement, please refer to the discussion under the heading "Cautionary Statement" on page 23.

  Non-Interest Revenues. Total non-interest revenues increased 27% and 26% in the third quarter and first nine months of 1996 from the comparable periods of 1995.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, insurance fees, cash advance fees, overlimit fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 33% and 32% in the third quarter and first nine months of 1996 from the comparable periods of 1995. The increases were due to higher merchant fee revenues, overlimit fees, late payment fees and insurance fees. The increases in merchant fee revenues were due to continued growth in credit card transaction volume and higher merchant fee rates. Overlimit fees were implemented in March 1996. The increases in late payment fees were due to an increase, in March 1996, in the amount of the late fee charged and higher incidences of delinquent accounts. The increases in insurance fees were due to increased enrollments and favorable experience rebates.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse the investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess net cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees.

  The table below presents the components of servicing fees (in millions).

                                            THREE MONTHS
                                                ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                           ----------------  ------------------
                                            1996     1995      1996      1995
                                           -------  -------  --------  --------
   Cardmember fees........................ $  83.3  $  36.8  $  204.2  $  101.3
   Interest revenue.......................   533.0    435.9   1,529.6   1,262.3
   Interest expense.......................  (209.1)  (179.3)   (601.1)   (530.8)
   Provision for loan losses..............  (184.5)  (105.6)   (518.2)   (298.5)
                                           -------  -------  --------  --------
     Servicing fees....................... $ 222.7  $ 187.8  $  614.5  $  534.3
                                           =======  =======  ========  ========

  Servicing fees increased 19% and 15% in the third quarter and first nine months of 1996 from the comparable periods of 1995. These increases were due to higher average levels of securitized loans, which resulted in higher net interest cash flows and cardmember fees (as discussed previously), partially offset by higher levels of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit Services consumer loan and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market indexed variable rates. The Company incurs interest expense at fixed and floating rates to finance Credit Services assets. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and the related financing. Net interest income increased 10% and 14% in the third quarter and first nine months of 1996 from the comparable periods of 1995. These increases were due to higher average levels of consumer loans outstanding partially offset by a shift in the mix of consumer loans from fixed rate loans to lower yielding variable rate loans and the effect of higher charge-offs on interest revenue. The effects of declining market interest rates on the Company's variable rate consumer loans were offset by declines in the Company's cost of funds for the related financing.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the three and nine months ended September 30, 1996 and 1995 and changes in net interest income during those periods.

                                    TABLE 1

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                    THREE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------
                                     1996                        1995
                           --------------------------- ---------------------------
                           AVG. BAL.  RATE %  INTEREST AVG. BAL.  RATE %  INTEREST
                           ---------  ------  -------- ---------  ------  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans..............  $17,050.6  13.92%   $596.6  $14,745.2  14.73%   $547.5
Other consumer loans.....    2,711.5  12.73      86.7    2,459.4  12.84      79.5
Investment securities....      225.6   5.40       3.1      217.9   5.81       3.2
Federal funds sold and
 securities purchased
 under agreements to
 resell..................       46.2   5.33       0.6       27.4   5.65       0.4
Other....................    1,124.7   5.59      15.9      618.2   5.91       9.3
                           ---------           ------  ---------           ------
  Total interest earning
   assets................   21,158.6  13.22     702.9   18,068.1  14.05     639.9
Allowance for loan
 losses..................     (669.2)                     (608.5)
Non-interest earning
 assets..................    1,371.6                     1,216.5
                           ---------                   ---------
  Total assets...........  $21,861.0                   $18,676.1
                           =========                   =========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
 Savings.................  $ 1,021.0   4.58%   $ 11.8  $ 1,024.9   4.57%   $ 11.8
 Brokered................    3,492.7   6.85      60.1    3,227.6   7.17      58.3
 Other time..............    1,946.5   5.99      29.3    1,376.7   6.54      22.7
                           ---------           ------  ---------           ------
  Total interest bearing
   deposits..............    6,460.2   6.23     101.2    5,629.2   6.54      92.8
Federal funds purchased
 and securities sold
 under agreements to
 repurchase..............       79.9   5.44       1.1       98.7   5.92       1.5
Other borrowings.........   10,933.4   6.11     167.9    9,102.9   6.68     153.2
                           ---------           ------  ---------           ------
  Total interest bearing
   liabilities...........   17,473.5   6.15     270.2   14,830.8   6.62     247.5
Shareholder's
 equity/other
 liabilities.............    4,387.5                     3,845.3
                           ---------                   ---------
  Total liabilities &
   shareholder's equity..  $21,861.0                   $18,676.1
                           =========                   =========
Net interest income......                      $432.7                      $392.4
                                               ======                      ======
Net interest margin......                        8.14%                       8.61%
Interest rate spread.....              7.07%                       7.43%

                                    TABLE 2

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                    NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------------------------------
                                    1996                         1995
                          ---------------------------  ---------------------------
                          AVG. BAL.  RATE %  INTEREST  AVG. BAL.  RATE %  INTEREST
                          ---------  ------  --------  ---------  ------  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans.............  $16,682.0  13.86%  $1,730.5  $14,165.3  14.87%  $1,575.5
Other consumer loans....    2,807.0  12.53      263.3    2,160.3  11.71      189.2
Investment securities...      262.9   5.36       10.6      178.5   5.90        7.9
Federal funds sold and
 securities purchased
 under agreements to
 resell.................       54.7   5.37        2.2       52.6   5.88        2.3
Other...................    1,071.9   5.59       44.9      556.8   6.08       25.4
                          ---------          --------  ---------          --------
 Total interest earning
  assets................   20,878.5  13.13    2,051.5   17,113.5  14.06    1,800.3
Allowance for loan
 losses.................     (664.6)                      (592.2)
Non-interest earning
 assets.................    1,357.1                      1,228.3
                          ---------                    ---------
 Total assets...........  $21,571.0                    $17,749.6
                          =========                    =========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
 Savings................  $ 1,012.7   4.58%  $   34.7  $ 1,065.5   4.76%  $   37.9
 Brokered...............    3,312.4   7.00      173.6    3,212.9   7.24      174.0
 Other time.............    1,890.5   6.05       85.6    1,168.2   6.42       56.1
                          ---------          --------  ---------          --------
 Total interest bearing
  deposits..............    6,215.6   6.32      293.9    5,446.6   6.58      268.0
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............      135.1   5.69        5.8       70.9   5.98        3.2
Other borrowings........   10,940.4   6.14      503.2    8,635.1   6.79      438.4
                          ---------          --------  ---------          --------
 Total interest bearing
  liabilities...........   17,291.1   6.20      802.9   14,152.6   6.70      709.6
Shareholder's
 equity/other
 liabilities............    4,279.9                      3,596.8
                          ---------                    ---------
 Total liabilities &
  shareholder's equity..  $21,571.0                    $17,749.4
                          =========                    =========
Net interest income.....                     $1,248.6                     $1,090.7
                                             ========                     ========
Net interest margin.....                         7.99%                        8.52%
Interest rate spread....              6.93%                        7.36%

                                    TABLE 3

CREDIT SERVICES RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                                                            NINE MONTHS ENDED
                               THREE MONTHS ENDED         SEPTEMBER 30, 1996 VS
                           SEPTEMBER 30, 1996 VS 1995             1995
                          ------------------------------  -----------------------
                              INCREASE/(DECREASE)          INCREASE/(DECREASE)
                               DUE TO CHANGES IN            DUE TO CHANGES IN
                          ------------------------------  -----------------------
                           VOLUME      RATE      TOTAL    VOLUME   RATE    TOTAL
                          ---------  ---------  --------  ------  -------  ------
INTEREST REVENUE
General purpose credit
 card loans.............  $    84.3  $   (35.2) $   49.1  $280.7  $(125.7) $155.0
Other consumer loans....        8.2       (1.0)      7.2    56.8     17.3    74.1
Investment securities...        0.1       (0.2)     (0.1)    3.8     (1.1)    2.7
Federal funds sold and
 securities purchased
 under agreements to
 resell.................        0.2         --       0.2     0.1     (0.2)   (0.1)
Other...................        7.5       (0.9)      6.6    23.4     (3.9)   19.5
                                                --------                   ------
 Total interest revenue.      109.4      (46.4)     63.0   396.4   (145.2)  251.2
                                                --------                   ------
INTEREST EXPENSE
Interest bearing deposits
 Savings................         --         --        --    (1.8)    (1.4)   (3.2)
 Brokered...............        4.7       (2.9)      1.8     5.5     (5.9)   (0.4)
 Other time.............        9.3       (2.7)      6.6    34.7     (5.2)   29.5
                                                --------                   ------
 Total..................       13.5       (5.1)      8.4    38.0    (12.1)   25.9
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............       (0.3)      (0.1)     (0.4)    2.9     (0.3)    2.6
Other borrowings........       30.9      (16.2)     14.7   117.7    (52.9)   64.8
                                                --------                   ------
 Total interest expense.       44.2      (21.5)     22.7   157.8    (64.5)   93.3
                                                --------                   ------
Net interest income.....  $    65.2  $   (24.9) $   40.3  $238.6  $ (80.7) $157.9
                          =========  =========  ========  ======  =======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into effect both owned and securitized loans.

                                    TABLE 4

SUPPLEMENTAL CREDIT SERVICES AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN MILLIONS)

                                      THREE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------------------
                                       1996                       1995
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............  $33,163.8 14.59%  $1,216.3 $27,606.0 15.28%  $1,062.9
General purpose credit card
 loans.....................   29,552.8 14.72    1,093.9  24,128.8 15.48      941.2
Total interest earning
 assets....................   34,560.3 14.23    1,235.9  28,469.5 14.99    1,075.8
Total interest bearing
 liabilities...............   30,875.2  6.18      479.3  25,232.3  6.71      426.8
Consumer loan interest rate
 spread....................             8.41                       8.57
Interest rate spread.......             8.05                       8.28
Net interest margin........             8.71                       9.04
                                       NINE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------------------
                                       1996                       1995
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............  $32,145.9 14.64%  $3,523.4 $26,562.7 15.24%  $3,027.0
General purpose credit card
 loans.....................   28,399.5 14.79    3,144.7  23,354.2 15.49    2,705.8
Total interest earning
 assets....................   33,535.4 14.26    3,581.1  27,350.5 14.97    3,062.6
Total interest bearing
 liabilities...............   29,948.0  6.26    1,404.0  24,389.6  6.80    1,240.4
Consumer loan interest rate
 spread....................             8.38                       8.44
Interest rate spread.......             8.00                       8.17
Net interest margin........             8.67                       8.91

  Provision for Loan Losses. The provision for loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $688.1 million and $625.4 million at September 30, 1996 and 1995. The provision for loan losses is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable. The provision for loan losses increased 60% and 81% in the third quarter and first nine months of 1996 from the comparable periods of 1995 due to increases in net charge-off rates and higher levels of consumer loans outstanding. Net charge-offs as a percentage of average consumer loans increased to 5.31% in the third quarter of 1996 from 3.54% in the comparable period of 1995 and to 4.97% in the first nine months of 1996 from 3.20% in the comparable period of 1995. The increases in the Company's net charge-off rates were consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit loss rates is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that the trend may continue and the Company may experience a higher net charge-off rate in the fourth quarter of 1996. For a discussion of important factors that might cause actual results to differ materially from those in this forward-looking statement, please refer to the discussion under the heading "Cautionary Statement" on page 23.

  In the third quarter of 1996, the Company reduced its estimate of the allowance for losses for loans intended to be securitized. The effect of this change in estimate on the provision for loan losses was approximately offset by an increase in the Company's estimate of the allowance for losses for other owned loans.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days past due, except in the case of bankruptcies, where loans are charged off after receipt and processing of written notification, and in fraudulent transactions, where loans are charged off when identified. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and also vary throughout the year due to seasonal consumer spending and payment patterns. The Company believes the increase in consumer loan delinquency rates was related to the industry-wide credit conditions discussed previously. The following table presents delinquency and net charge-off rates with supplemental managed loan information.

CREDIT SERVICES ASSET QUALITY (DOLLARS IN MILLIONS)

                         SEPTEMBER 30, 1996    SEPTEMBER 30, 1995     DECEMBER 31, 1995
                         --------------------  --------------------  --------------------
                           OWNED     MANAGED     OWNED     MANAGED     OWNED     MANAGED
                         ---------  ---------  ---------  ---------  ---------  ---------
Consumer loans.......... $20,282.7  $33,793.8  $17,474.6  $28,161.3  $21,556.4  $31,775.9
Consumer loans
 contractually
 past due as a
 percentage of consumer
 loans
  30 to 89 days.........      4.03%      4.13%      3.95%      3.99%      4.03%      4.05%
  90 to 179 days........      2.42%      2.40%      2.01%      2.00%      2.10%      2.09%
Net charge-offs as a
 percentage
 of average consumer
 loans..................      4.97%      5.17%      3.20%      3.49%      3.50%      3.75%

  Non-Interest Expenses. Non-interest expenses increased 8% and 15% in the third quarter and first nine months of 1996 from the comparable periods of 1995.

  Employee compensation and benefits expense increased 16% and 17% in the third quarter and first nine months of 1996 from the comparable periods of 1995. These increases reflected costs associated with processing increased transaction volumes and servicing additional NOVUS Network merchants and active credit card accounts. Marketing and business development expense remained level in the third quarter of 1996 and increased 18% in the first nine months of 1996 from the comparable periods of 1995. In the third quarter of 1996, higher cardmember rewards expense was offset by declines in other marketing and development business expenses. The third quarter of 1995 included expenses related to the relaunch of the Private Issue Card(R). The increase in the first nine months of 1996 was due to higher cardmember rewards expense and increased costs associated with the growth of the Company's new and existing credit card brands. In both periods cardmember rewards expense, which includes the Cashback Bonus(R) award, increased due to continued growth in credit card transaction volume and increased cardmember qualification for higher award levels. Information processing and communications expense increased 15% and 17% in the third quarter and first nine months of 1996 from the comparable periods of 1995. These increases principally reflected costs associated with processing increased transaction volumes, servicing additional NOVUS Network merchants and active credit card accounts and development of the systems supporting the Company's multi-card strategy.

                                  SECURITIES

STATEMENTS OF INCOME (IN MILLIONS)

                                                 THREE MONTHS
                                                     ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 ------------- -----------------
                                                  1996   1995    1996     1995
                                                 ------ ------ -------- --------
Commissions..................................... $264.3 $266.2 $  868.8 $  748.7
Asset management and administration fees........  289.8  251.7    850.5    748.2
Principal transactions..........................  107.0  121.6    340.4    367.8
Investment banking..............................   45.7   45.1    168.0    132.7
Other...........................................   19.6   15.4     71.6     67.8
                                                 ------ ------ -------- --------
  Total non-interest revenues...................  726.4  700.0  2,299.3  2,065.2
                                                 ------ ------ -------- --------
Interest revenue................................  190.8  204.3    566.9    613.7
Interest expense................................  120.2  127.2    357.9    402.4
                                                 ------ ------ -------- --------
  Net interest income...........................   70.6   77.1    209.0    211.3
Provision for losses on receivables.............    2.8    2.5      8.7      7.6
                                                 ------ ------ -------- --------
  Net credit income.............................   67.8   74.6    200.3    203.7
                                                 ------ ------ -------- --------
  Net operating revenues........................  794.2  774.6  2,499.6  2,268.9
                                                 ------ ------ -------- --------
Employee compensation and benefits..............  396.0  399.2  1,275.7  1,165.3
Marketing and business development..............   22.4   16.8     77.3     67.0
Information processing and communications.......   66.6   62.7    203.3    192.5
Facilities and equipment........................   48.2   47.3    142.9    136.2
Other...........................................   60.1   71.8    171.5    221.4
                                                 ------ ------ -------- --------
  Total non-interest expenses...................  593.3  597.8  1,870.7  1,782.4
                                                 ------ ------ -------- --------
Income before income taxes......................  200.9  176.8    628.9    486.5
Income tax expense..............................   81.9   70.1    253.0    192.8
                                                 ------ ------ -------- --------
Net income...................................... $119.0 $106.7 $  375.9 $  293.7
                                                 ====== ====== ======== ========

  Securities net income was $119.0 million in the third quarter of 1996, a 12% increase over the third quarter of 1995. In the first nine months of 1996 net income was $375.9 million, a 28% increase from 1995. The increase in the third quarter was due to higher asset management and administration fees partially offset by a decline in principal transaction revenue. The increase in the first nine months of 1996 was due to increased commissions revenue and asset management and administration fees, partially offset by an increase in employee compensation and benefits expense.

  Commissions. Commission revenues arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, insurance products, futures and options. Commissions revenue remained level in the third quarter of 1996 as increased revenues from insurance activities and mutual fund sales were offset by a decline in revenues from listed agency transactions. Commissions revenue increased 16% in the first nine months of 1996 from the comparable period of 1995 due to higher revenues from over-the-counter transactions, mutual fund sales and listed agency transactions.

  Asset Management and Administration Fees. Asset management and administration fees include fund management fees, distribution-related fees and other administrative fees. Asset management and administration fees increased 15% and 14% in the third quarter and first nine months of 1996 from the comparable periods of 1995. The increases in both periods were due to higher revenues from fund management fees, 12b-1 distribution fees and Investment Consulting Services ("ICS") fees. Period end assets under management increased 13% from September 30, 1995, and 9% from December 31, 1995, to a record $86.5 billion at September 30, 1996. The increases in both periods were due to net sales and market value increases. Average assets under management were 13% and 17% higher in the third quarter and first nine months of 1996 than the comparable periods of 1995.

  Components of assets under management and administration were as follows (in billions)(1).

                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                           1996          1995          1995
                                       ------------- ------------- ------------
   Equity funds.......................     $35.8         $27.9        $29.9
   Fixed income funds.................      24.0          25.1         25.4
   Money market funds.................      23.8          21.0         21.6
   Investment management services.....       2.9           2.4          2.6
                                           -----         -----        -----
     Assets under management and
      administration..................     $86.5         $76.4        $79.5
                                           =====         =====        =====

--------
(1) Excludes ICS assets of $9.8 billion and $7.8 billion at September 30, 1996 and 1995, and $8.9 billion at December 31, 1995.

  Fund management fees arise from investment management services that the Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average net assets. Fund management fees increased 19% and 20% in the third quarter and first nine months of 1996 from the comparable periods of 1995 due to higher average asset levels.

  Components of fund management fees were as follows (in millions).

                                           THREE  MONTHS ENDED NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           ------------------- -----------------
                                             1996      1995      1996     1995
                                           --------- --------- -------- --------
   Equity funds........................... $    51.1 $    38.1 $  143.5 $  107.3
   Fixed income funds.....................      28.5      28.0     84.9     82.7
   Money market funds.....................      19.5      16.9     56.4     48.3
                                           --------- --------- -------- --------
     Fund management fees................. $    99.1 $    83.0 $  284.8 $  238.3
                                           ========= ========= ======== ========

  The Company receives 12b-1 distribution fees for services it provides in promoting and distributing certain open-ended Dean Witter Funds. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. In the third quarter and first nine months of 1996, 12b-1 distribution fees increased 15% and 14% from the comparable periods of 1995.

  ICS fees are derived from private portfolio management services arranged by the Company for individual investors and are affected by changes in the level of ICS assets. ICS fees increased 21% and 24% in the third quarter and first nine months of 1996 from the comparable periods of 1995.

  Principal Transactions. Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as a principal and includes gains and losses on securities held for resale. The Company holds securities for resale primarily to facilitate customer trading requirements. Principal transaction revenues decreased 12% and 7% in the third quarter and first nine months of 1996 from the comparable periods of 1995. The decrease in the third quarter resulted from a decline in revenues from over-the-counter equity securities transactions partially offset by higher revenues from fixed income securities transactions. The decrease in the first nine months was due to a decline in revenues from fixed income securities transactions.

  Investment Banking Revenues. Investment banking revenues are derived from the underwriting of public offerings of securities and fees from advisory services. Investment banking revenues remained level in the third quarter of 1996 and increased 27% in the first nine months of 1996 from the comparable periods of 1995. The increase in the first nine months was attributable to higher advisory fees and increased underwriting activity.

  Non-Interest Expenses. Total non-interest expenses remained level in the third quarter of 1996 and increased 5% in the first nine months of 1996 from the comparable periods of 1995. As a percentage of net operating revenues, total non-interest expenses decreased to 74.7% and 74.8% in the third quarter and first nine months of 1996 from 77.2% and 78.6% in the third quarter and first nine months of 1995. Employee compensation and benefits expense remained level in the third quarter of 1996 and increased 9% in the first nine months of 1996 from the comparable periods of 1995. The increase in the first nine months was due to increased variable compensation due to higher revenues and increased costs related to training new account executives. As a percentage of net operating revenues, employee compensation and benefits expense was 49.9% and 51.0% in the third quarter and first nine months of 1996 compared to 51.5% and 51.4% in the third quarter and first nine months of 1995. Other non-interest expenses include legal expenses, other professional fees, stationary and supplies and other administrative costs. Other non-interest expenses declined 16% and 23% in the third quarter and first nine months of 1996 from the comparable periods of 1995 due to a reduction in legal expenses and other professional fees.

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

  In the third quarter of 1996, the Company issued $1.0 billion of senior long-term notes with a weighted average maturity of 2.2 years from the date of issuance.

  In the third quarter of 1996, the Company completed an asset securitization of $0.9 billion with an expected term of 3.0 years.

  To support the issuance of asset-backed commercial paper, Riverwoods Funding Corporation ("RFC"), a consolidated subsidiary of the Company, renewed its agreement with a syndicate of banks, effective October 18, 1996, for its senior bank credit facility. This agreement will expire on October 17, 1997. In conjunction with renewing this agreement the amount of the credit facility was increased to $2.1 billion from the previous amount of $1.75 billion.

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

  Notional amounts of interest rate exchange agreements outstanding were as follows (in millions).

                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1996          1995
                                                   ------------- ------------
   Agreements that converted the interest rate on
    financing.
     From fixed to floating.......................   $5,271.9      $4,223.9
     From floating to fixed.......................    1,123.2       1,469.0
     From floating to floating....................      616.5         425.0
                                                     --------      --------
       Total......................................   $7,011.6      $6,117.9
                                                     ========      ========

  The Company had $40.0 million and $415.0 million of interest rate cap agreements outstanding at September 30, 1996 and December 31, 1995, of which $40.0 million were in effect at both dates.

CAPITAL

  The Company's shareholders' equity increased to $4,978.2 million at September 30, 1996 from $4,833.7 million at December 31, 1995. At September 30, 1996, $3,670.4 million of the Company's shareholders' equity was invested in the equity of its subsidiaries. The remainder of the Company's shareholders' equity was advanced to its subsidiaries to finance their operations.

  For purposes of evaluating the financial performance of its segments, the Company's shareholders' equity was allocated as follows at September 30, 1996:
Credit Services, $2,862.7 million; Securities, $1,467.6 million.

  The Company purchases shares of its common stock under a general stock repurchase program and a repurchase program designed specifically for shares issued in connection with the Company's equity-based compensation plans. In the first quarter of 1996, the Board of Directors of the Company increased the Company's authorization to purchase its shares under its general stock repurchase program by $250.0 million. In the third quarter of 1996, the Company purchased 3.6 million shares of its common stock.

                             CAUTIONARY STATEMENT

  Statements about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections or other financial items and similar statements are not guarantees of future performance but are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to differ materially from those in the forward-looking statement.

  Important factors that might cause Credit Services actual results to differ materially include, but are not limited to, the following:

  . Changes, including in consumer payment patterns, bankruptcy trends and the seasoning of the Company's loan portfolio, that affect the level and direction of consumer loan delinquencies and write-offs;

  . Changes in management's estimate of the adequacy of loan loss allowances;

  . Interest rate movements and their impact on consumer behavior and the Company's net interest spread and margin;

  . The rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio;

  . The impact of account repricing and competitors' pricing initiatives on consumers' usage of the Company's general purpose credit cards;

  . The Company's ability to add new accounts and to activate both new and existing accounts;

  . The Company's ability to increase usage of its cards and to increase transaction volume;

  . The Company's ability to add merchants and cash advance locations to its network;

  . The Company's ability to adapt successfully to technological changes to meet consumers' needs and developments in the marketplace;

  . The Company's ability to access cost-effective funding (including through the securitization markets) and the continued legal and commercial availability of interest rate contracts utilized by the Company to reduce earnings volatility;

  . The amount of consumer loans the Company determines to securitize and the Company's ability to access the securitization markets;

  . The Company's ability to minimize fraud losses in its credit card businesses;

  .  Federal and state legislative and regulatory developments; and

  .  National and international economic conditions.

  Important factors that might cause Securities actual results to differ materially include, but are not limited to, the following:

  .  The Company's ability to attract and retain customer assets;

  . The Company's ability to grow assets under management and administration;

  . The Company's ability to attract, retain and grow its professional account executive sales force;

  . The Company's ability to adapt successfully to technological changes to meet its competition in the financial services markets and serve the needs of its customers;

  . The Company's ability to obtain cost-effective funding to finance customer borrowings;

  .  The Company's ability to minimize customer and employee fraud;

  . The level of prices in the securities, foreign exchange, futures and options markets and the volume of transactions in such markets;

  .  Federal and state legislative and regulatory developments; and

  .  National and international economic conditions.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  With respect to the class action lawsuits related to the TCW/DW North American Government Income Trust (the "TNORA Actions") pending in the United States District Court for the Southern District of New York and discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, on August 28, 1996 the court dismissed several of the Plaintiffs' claims, clarified its earlier opinion denying the defendants' motion to dismiss and granted the plaintiffs' motion for class certification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    An exhibit index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K

    Form 8-K dated July 18, 1996 reporting Items 5 and 7.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Dean Witter, Discover & Co.
                                           (REGISTRANT)

                                                    /s/ Robert P. Seass
                                          By: _________________________________
                                            Robert P. Seass
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer and
                                             dulyauthorized Officer of
                                             Registrant)

Date: November 13, 1996

                                 EXHIBIT INDEX

                          DEAN WITTER, DISCOVER & CO.

                        QUARTER ENDED SEPTEMBER 30, 1996

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
 11      Computation of earnings per share.
 12      Computation of ratio of earnings to fixed charges.
 15      Letter of awareness from Deloitte & Touche LLP, dated November 13,
         1996, concerning unaudited interim financial information.
 27      Financial Data Schedule.