Form 10-K405
period 1996-12-31
DEAN WITTER DISCOVER & CO
filed 1997-03-31
CIK 895421

                                                 COMMISSION FILE NUMBER 1-11758
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                    FORM 10-K
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           DEAN WITTER, DISCOVER & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                      -----------------------------------

                         DELAWARE                           36-3145972
              (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.) INCORPORATION OR ORGANIZATION)
                  TWO WORLD TRADE CENTER
                    NEW YORK, NEW YORK                            10048
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 392-2222
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS     NAME OF EXCHANGE ON WHICH REGISTERED
            ------------------------   -------------------------------------
         Common Stock--$.01 par value        New York Stock Exchange
                                             Pacific Stock Exchange

        Rights to Purchase Series A          New York Stock Exchange
         Junior Participating                Pacific Stock Exchange
            Preferred Stock

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No     .
                                              ----    ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,275,079,787.75. For purposes of this information, the outstanding shares of Common Stock owned by the directors and executive officers of the Company were deemed to be held by affiliates, and the Dean Witter START Plan (Savings Today Affords Retirement Tomorrow), the SPS Transaction Services, Inc. START Plan (Savings Today Affords Retirement Tomorrow), the Dean Witter Reynolds Inc. Account Executive Productivity Compensation Plan, the Dean Witter Reynolds Inc. Branch Manager Compensation Plan and the Dean Witter, Discover & Co. Employee Stock Purchase Plan were deemed to be non-affiliates.

    APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           321,595,672 shares of Common Stock, par value $.01 per share, as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Dean Witter, Discover & Co. 1996 Annual Report to Shareholders (for the fiscal year ended December 31, 1996). Certain information contained in this document is incorporated by reference in Parts I and II.
2. Joint Proxy Statement of Dean Witter, Discover & Co. and Morgan Stanley Group Inc. in respect of 1997 Annual Meeting of Stockholders of Dean Witter, Discover & Co. (to be filed within 120 days after December 31, 1996). Certain information contained in this document is incorporated by reference in Part III.
================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

   Proposed Merger With Morgan Stanley Group Inc.

        On February 5, 1997, Dean Witter, Discover & Co. (the "Company") and Morgan Stanley Group Inc. ("Morgan Stanley") announced a definitive agreement to merge. The combined company would be a preeminent global financial services firm with a market capitalization of approximately $21 billion (as of the time of the merger announcement) and with leading market positions in the securities, asset management and credit services businesses. The new company would be named Morgan Stanley, Dean Witter, Discover & Co.

        The merger would combine the Company's leading franchises in providing investment and asset management products and services and quality consumer credit products to its customers with Morgan Stanley's leading franchises in the origination of quality underwritten products, investment banking, research and institutional sales and trading. Through a network of 28 principal offices in 19 countries, Morgan Stanley offers a wide range of financial services to sovereign governments, corporations, institutions and individuals. A leader in investment banking since its formation in 1935, Morgan Stanley ranked first in global mergers and acquisition announced transactions in 1996 according to Securities Data Corporation and held leading positions in debt and equity underwriting. In asset management, the combination would result in a business that manages more than $270 billion of assets on a pro forma basis.

        Under the terms of the merger agreement unanimously approved by the boards of directors of both companies, each of Morgan Stanley's common shares will be exchanged for 1.65 of the Company's common shares. Morgan Stanley preferred shares outstanding at the date of the merger will be exchanged for preferred shares of the Company having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be a tax-free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approvals of shareholders of both companies. Pursuant to the pooling of interests method of accounting, prior to the time of closing each company will formally rescind stock repurchase authorizations existing at that time.

       Because the merger would occur subsequent to December 31, 1996, unless otherwise stated, the information presented in this Annual Report on Form 10-K does not give effect to its impact.

  Background and Overview

    The Company is a diversified financial services organization that provides a broad range of nationally marketed credit and investment products, with a primary focus on individual customers. The Company has two principal lines of business: credit services and securities. Its credit services business ("Credit Services") consists primarily of the issuance, marketing and servicing of general purpose credit cards. Credit Services is the largest single domestic issuer of general purpose credit cards as measured by number of accounts and cardmembers. Discover(R) Card is the Company's most widely held proprietary general purpose credit card and generated a majority of Credit Services' revenues and net income in 1996. The Company's securities business ("Securities") is conducted primarily through its wholly owned subsidiaries, Dean Witter Reynolds Inc. ("DWR") and Dean Witter InterCapital Inc. ("InterCapital"). DWR is a full-service securities firm that engages in a wide variety of securities activities, with a particular focus on serving the investment needs of its individual clients through over 9,000 account executives. DWR is among the largest members of the New York Stock Exchange (the "NYSE") and is a member of other major securities, futures and options exchanges. InterCapital, with total assets of $90.0 billion under management and administration as of December 31, 1996, is one of the largest asset management operations in the United States.

     The Company traces its origins to Dean Witter & Co., organized in 1924. In 1978, Dean Witter & Co. Incorporated (the successor to Dean Witter & Co.) merged with Reynolds Securities Inc., and in 1981 Dean Witter Reynolds Organization Inc. was acquired by Sears, Roebuck and Co. ("Sears"). Until early 1993, the Company was a wholly owned subsidiary of Sears. On March 1, 1993, the Company completed an initial public offering of approximately 20% of its Common Stock. On June 30, 1993, Sears divested the remaining Company shares it then owned in a special dividend to its shareholders.

    Information concerning revenues and net income for each of the Company's business segments for the five years ended December 31, 1996, and concerning identifiable assets for each business segment as of December 31, 1996, 1995 and 1994, is included, respectively, in Management's Discussion and Analysis on pages 19 and 25, and in Note 14 of Notes to Consolidated Financial Statements on page 45, of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

  Employees

    As of December 31, 1996, the Company had 33,084 employees, of whom 14,450 were employed by Credit Services and 18,634 by Securities. None of the Company's employees is covered by a collective bargaining agreement.

CREDIT SERVICES

OVERVIEW

    Credit Services, which accounted for 52% and 47% of the Company's net income in 1995 and 1996, respectively, focuses on the delivery of financial products to consumers through its four business units. The business units are:

    NOVUS Services: a nationwide credit card business involving the issuance of proprietary general purpose credit cards bearing the NOVUS(R) logo and the operation of the NOVUS Network, the Company's proprietary merchant and cash access network (the "NOVUS Network"). NOVUS Services' credit cards, which include the Discover Card, Private Issue(R) Card, BRAVO(R) Card and affinity program cards, are accepted nationwide at NOVUS Network locations for purchases and cash advances.

     Prime Option Services: an organization that markets a co-branded MasterCard(R) general purpose credit card under the brand name Prime Option(R).

     SPS Transaction Services, Inc. ("SPS"): a 74% owned, publicly held subsidiary of the Company. SPS provides technology-based outsourcing services. SPS' primary services include electronic point-of-sale transaction processing, consumer private label credit card program administration, commercial accounts receivable processing and call center teleservices.

     NOVUS Financial Corporation ("NOVUS Financial"): a consumer lending organization that focuses primarily on real estate secured consumer lending.

   Credit Services is the largest single issuer of general purpose credit cards in the United States as measured by number of accounts and card holders (holders of the Company's general purpose proprietary credit cards are referred to as "cardmembers"). Consumers use the Company's general purpose credit cards to purchase goods and services and to obtain cash advances.

    The table below sets forth the number of cardmembers, the number of accounts, the number of active accounts, and the transaction dollar amounts for the Company's general purpose credit cards, and the dollar amount of general purpose credit card loans managed by the Company for or at the end of the periods indicated:

                                                     1992   1993   1994   1995   1996
                                                   ------  -----  -----  -----  -----
    Cardmembers (millions)........................   39.2   40.2   43.3   47.0   49.5
    Number of accounts (millions).................   27.7   29.3   32.6   36.1   38.9
    Number of active accounts (millions)(1).......   18.1   19.3   21.2   23.0   23.8
    Transaction dollars (billions)(2).............  $27.5  $32.8  $40.1  $47.5  $53.6
    Managed loans (billions)......................  $16.4  $19.0  $23.4  $27.8  $32.6

------
(1) Active accounts are those with a debit or credit balance during their last monthly billing cycle for the period indicated.
(2) Includes purchases, cash advances, and balance transfers.

    The table below sets forth total revenues of the Credit Services business units for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                      1995     1996
                                                                    --------  ------
                                                                  (DOLLARS IN MILLIONS)
    NOVUS Services...............................................  $3,632.0  $4,259.9
    SPS(1).......................................................     464.4     568.7
    Prime Option Services........................................     125.1     219.9
    NOVUS Financial..............................................     125.5     128.3

----------
(1) Includes revenues from private label credit card programs serviced by SPS for an indirect wholly owned subsidiary of the Company.

NOVUS SERVICES

  Overview

    NOVUS Services offers an array of general purpose credit cards designed to appeal to different market segments of consumers for use on the NOVUS Network. The NOVUS Network is the third largest domestic credit card network and consists of merchant and cash locations that accept card brands that carry the NOVUS logo. The Company's strategy is to expand its business by increasing the use of existing cards and by offering new cards through the NOVUS Network.

    NOVUS Services issues several proprietary cards, each of which bears the NOVUS logo indicating acceptance by the NOVUS Network. These cards include the Discover Card, the Private Issue Card, the BRAVO Card and the National Alliance For Species Survival SM Card, an affinity program card launched in September 1996 in conjunction with the American Zoo and Aquarium Association. In January 1997, NOVUS Services announced it had agreed to issue an affinity program card in conjunction with the Smithsonian Institution. NOVUS Services plans to continue to offer additional affinity program and co-branded cards in the future.

    NOVUS Services promotes its proprietary cards through the use of different and distinctive features that are designed to appeal to different consumer bases. The Discover Card is designed to appeal to the value-conscious consumer with the Cashback Bonus(R) award, no annual fee structure and interest rates indexed to the prime rate. The Private Issue Card offers consumers a choice of three sets of terms, based on their specific interests, and four card designs, three designed by celebrity artists. The BRAVO Card is a general purpose credit card designed to appeal to consumers who tend to carry balances on their card.

    NOVUS Services offers cardmembers various financial services, including a revolving line of credit, availability of cash advances, credit insurance, and card registration to protect against losses in connection with card theft or loss. Discover and Private Issue cardmembers are also offered money market deposit accounts and time deposits.

    NOVUS Services accrues revenues through finance charges on cardmembers' revolving balances, the fees paid by merchants to the Company for transactions effected through the NOVUS Network, transaction fees paid by cardmembers for cash advances or late payments, overlimit fees, fees from providing product enhancements to cardmembers (e.g., credit life insurance and card registration), merchant fees for processing transactions for other credit and charge cards, and proceeds from the sale of point-of-sale terminals and related equipment to merchants.

    NOVUS Services, as the issuer of cards for use on the NOVUS Network, is distinguished from MasterCard and Visa card issuers in that it directly controls the brand image, features, service level and pricing of its cards to both cardmembers and merchants. MasterCard and Visa issuers compete directly with each other using the same brands and sharing common processes. The ability to control its product provides NOVUS Services with competitive advantages that are not available to any single MasterCard or Visa issuer, including efficiencies in operations, product positioning and marketing execution.

    Cardmembers use cards issued by the Company bearing the NOVUS logo to purchase goods and services at participating merchant locations and to obtain cash advances at certain merchant and bank locations and at automated teller machines or by means of checks drawn against their lines of credit. Cardmembers receive account statements monthly and may elect to pay all or part of the outstanding balance each month. The unpaid portion of the outstanding balance is carried over to the next month, and finance charges are assessed on the revolving balance. A late fee is charged if less than a stated minimum portion of the outstanding balance is paid each month. Cardmembers are assessed other fees if their credit card use violates the terms of the cardmember agreement.

    Cardmember rewards, primarily the Cashback Bonus award, pursuant to which the Company annually pays Discover cardmembers and Private Issue cardmembers electing this feature a percentage of their purchase amounts ranging up to one percent (up to two percent for the Private Issue Card), are based upon a cardmember's level of annual purchases. The Cashback Bonus award is remitted to cardmembers in the form of a check or as a credit to their accounts in the anniversary month of the account opening.

    Cardmembers enter into agreements governing the terms and conditions of their accounts. Cardmember agreements for each type of card are generally uniform from state to state. The Company's proprietary general purpose credit cards (other than Discover Corporate Card) are issued by Greenwood Trust Company ("Greenwood Trust"). Because of certain banking law restrictions, such cards (other than Discover Corporate Card) may be used only for personal and household (as opposed to commercial) transactions. The Discover Corporate Card, which is issued by a different subsidiary of the Company, is primarily for the use of employees of the Company and formerly affiliated companies.

      In 1996, the Company made an investment in Mondex USA Services Limited Liability Company (in formation), announced to commercially develop and implement the Mondex advanced electronic payment and "smart card" system in the United States. The Company anticipates that the Mondex electronic payment system will be able to be deployed over the Internet. With Mondex, the Company believes that consumers will be able to store "electronic cash" onto a "smart card" embedded with a microprocessor chip, which will then be usable to make small dollar purchases at stores or over the Internet. The Company is one of seven major U. S. organizations holding an ownership stake in Mondex USA. The Mondex system is being piloted internationally and in the United States.

  Merchants

    The NOVUS Network has expanded rapidly since its nationwide introduction in 1986. During 1996, NOVUS Services enrolled approximately 425,000 merchant outlets to the NOVUS Network, which consisted of over 2.0 million merchant locations as of December 31, 1996. As of December 31, 1996, the NOVUS Network also included over 119,000 cash access locations where cardmembers could obtain cash advances.

    Acting as both the issuing and acquiring entity, NOVUS Services retains the entire merchant fee paid to the NOVUS Network in a given transaction. Because of its independence from the bankcard associations, NOVUS Services has greater flexibility than MasterCard or Visa participants in dealing with merchants. The Company believes that this gives the Company greater opportunities to provide customized programs to merchants in such areas as processing arrangements and to attract certain merchants by tailoring program terms to meet their specific needs.

    NOVUS Services employs its own national sales and support force to maintain and increase its merchant base. In contrast, MasterCard's and Visa's marketing efforts to merchants are generally indirect and rely largely on the unaffiliated sales forces of participating acquiring banks and their agents. In addition, the Company conducts telemarketing operations for the purpose of acquiring merchant business and participates in sales and trade association meetings.

  Marketing

    The Company believes NOVUS Services has a distinct advantage over its bankcard association credit card competitors because of its ability to direct and deliver a consistent, nationwide message for each brand. Because the Company manages all aspects of both the cardmember and merchant relationship, it can determine and promote its advertising campaign and control the campaign's content, timing and promotional features. The Company believes this ability gives it an advantage over competitors, particularly those that issue bankcard association credit cards, which control only one part of the overall relationship.

    This controlled marketing effort has several significant consequences:

     --NOVUS Services can project a single, clear nationwide image to the consumer for each proprietary card brand;
     --NOVUS Services can continuously review card features to design and introduce new cards to different market segments;
     --NOVUS Services faces no marketing competition from competing issuers using its brand names, unlike MasterCard and Visa issuers;
     --NOVUS Services can conduct joint marketing promotions with NOVUS Network merchants aimed at targeted cardmembers; and --NOVUS Services can coordinate its media advertising, such as television, in support of direct mail solicitations.

  Credit

    Cardmembers undergo credit reviews to establish that they meet standards of ability and willingness to pay. "Take-one" applications are evaluated using credit scoring systems (statistical evaluation models that assign point values to information contained in applications). The Company's credit scoring systems are based on credit scoring systems developed by scoring-model vendors and are customized using the Company's criteria and historical data. Applications not approved under the credit scoring systems may be reviewed and approved by the Company's credit analysts.

    Applicants receiving pre-approved solicitations must satisfy criteria specified by NOVUS Services. All recipients of pre-approved solicitations have been pre-screened through credit bureaus before mailing. Pre-screening is a process by which an independent credit reporting agency identifies persons satisfying creditworthiness criteria, in the form of point scoring models or other screening factors, supplied by the Company that are intended to provide a general indication, based on available information, of the willingness and ability of such persons to pay their obligations.

    Each cardmember's credit line is reviewed at least annually, and may be reviewed more frequently if requested by the cardmember or if the Company deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the applicable card as well as reviewing the cardmember's credit bureau record. Actions resulting from account review may include lowering a cardmember's credit line or closing the account.

    During 1996, the Company, including NOVUS Services, Prime Option and SPS, experienced an increase in its net charge-off rate which was consistent with the industry-wide trend of increasing credit loss rates that the Company believes is related, in part, to increased consumer debt levels and bankruptcy rates. In response to this environment and as part of its ongoing review of cardmember credit quality, the Company implemented initiatives in 1996, including raising credit quality standards for new accounts, selectively reducing credit limits and increasing collection efforts. For additional information regarding credit losses and the Company's response, see Management's Discussion and Analysis incorporated by reference in Part II, Item 7 of this Report.

    NOVUS Services maintains a separate operations center that handles all charged-off accounts. The Company believes that this centralization improves the handling of charged-off accounts, accounts of deceased cardmembers and management of the relationship with outside attorneys and collection agencies.

  Operations

    The Company performs the functions required to service and operate its proprietary cards' accounts either by itself or through processing agreements that the Company has with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, cardmember service and collection of delinquent accounts. NOVUS Services maintains several operations centers throughout the country. Additionally, NOVUS Services operations are supported by systems at computer centers operated by an unaffiliated communication services provider. The Company has contracted with Sears' operations centers for much of the new account fulfillment and customer billing functions and for certain remittance processing services. The Company's operations center in Dover, Delaware is also responsible for remittance processing services.

PRIME OPTION SERVICES

    In 1994, the Company launched, together with NationsBank of Delaware, N.A. ("NationsBank"), a co-branded MasterCard program under the brand name "Prime Option MasterCard." Issued by NationsBank under an agreement with MountainWest Financial Corporation, an indirect wholly owned subsidiary of the Company ("MountainWest"), which participates in the marketing, funding and servicing of the accounts, Prime Option MasterCard offers special value and flexibility to consumers through targeted offers of features and pricing based on behavioral and demographic characteristics. These offers provide most customers with no annual fee, an annual percentage rate between prime plus 3.9% and prime plus 12.9% and other targeted features.

    Prime Option offers cardmembers their choice of billing date and various products and services, including a revolving credit line, availability of cash balances, reduced rate balance transfers, credit insurance, card registration to protect against losses in connection with card theft or loss, and both Company and third party vendor home, automobile and dining products. Prime Option ranks among the 25 largest MasterCard programs in the United States based on number of cards.

SPS TRANSACTION SERVICES, INC.

  General

    SPS is a 74% owned, publicly held subsidiary of the Company; it sold 25.7% of its common stock in an initial public offering in 1992. SPS provides technology-based outsourcing services. SPS' primary services include electronic processing of point-of-sale transactions (primarily credit card transactions), consumer private label credit card program administration, commercial accounts receivable processing and call center teleservices.

  Network Transaction Services

    In its point-of-sale transaction processing business, SPS captures credit and charge card transaction information electronically, transmits the information utilizing the facilities of unaffiliated communication services providers to the card issuer or other appropriate on-line processor for authorization or verification, communicates the response to the merchants electronically, stores the information for reporting purposes and submits processed data to the appropriate settlement entity. The authorization process is usually completed within seven seconds after the transaction data leaves the merchant's premises. SPS typically markets these services directly to large regional and national merchants and competes with other large networks and merchant acquirers for this business.

  Consumer Credit Card Services

    SPS offers customized consumer private label credit card programs to its clients. In some cases, SPS' wholly owned subsidiary, Hurley State Bank ("Hurley Bank"), issues the credit card on behalf of the client and owns the receivables generated through the use of the card. In programs that are managed but not owned, SPS administers the programs but does not act as the card issuer or own the receivables. In such cases, SPS generates revenues on a fee-per-specified-services basis, on a per-account-administered basis or on some combination thereof. Whether the portfolio is owned or managed, SPS offers its clients a full range of credit card services. SPS maintains its own risk management department, which oversees the development and validation of new account approval models that are customized for individual merchant clients.

  Commercial Accounts Processing Services

    SPS offers billing and accounts receivable management systems for clients with business customers. According to client preference, SPS provides monthly revolving account statements or invoice-based billing. SPS generates revenues from these services on a fee-per-specified-service basis, on a per-account-administered basis or some combination thereof. For certain commercial accounts programs administered by SPS, MountainWest is the owner of loans associated with those programs.

  Teleservices

    SPS also markets call-center based teleservicing programs that focus on business-to-consumer applications. These services are predominantly outsourcing programs in which SPS provides its clients with operational and customer service functions that SPS can more effectively provide with its existing systems capabilities and inbound and outbound telecommunication resources. SPS services a wide range of client teleservices programs including customer billing inquiries, dispatch services, technical help-desk inquiries and catalog order processing.

NOVUS FINANCIAL

    NOVUS Financial is a consumer finance organization engaged in the business of originating and servicing consumer loans, with a broad range of products designed to meet the needs of its customer base. Most of its loans are secured by mortgages on one-to-four family residential properties, and by automobiles, boats and recreational vehicles.

    For distribution of its products, NOVUS Financial utilizes DWR account executives, Allstate Insurance Company agents, and direct mail solicitations. Mortgage loans originated through DWR account executive referrals increased to $180.8 million in 1996 from $151.1 million in 1995, representing 38% of total new loan origination in 1996.

COMPETITION

    The Company's Credit Services business units compete in highly competitive businesses. In particular, the Company's credit cards compete in a highly competitive industry. The market includes other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa service mark) and charge cards issued by travel and entertainment companies. The credit card industry has experienced increased competitive use of advertising, targeted marketing and pricing competition in interest rates, annual fees and rebates as new credit card issuers seek to enter the market and established credit card issuers seek to expand. More recently, issuers have increased their efforts to attract balances from competing sources of credit via low-priced balance transfer programs. In addition, banks have issued and aggressively marketed co-branded credit cards, which offer certain benefits relating to the business of the bank's co-branding partner. The Company's strategy is to develop proprietary credit cards targeted to different market segments with features that are designed to satisfy the needs of different consumers and to promote Prime Option to compete in the Visa and MasterCard segments of the market. The Company believes its proprietary merchant base enables it to promote its proprietary card brand names on a national basis, thereby building customer acceptance and use.

REGULATION

    The Company conducts portions of its Credit Services businesses through banking institutions. Greenwood Trust is a state bank chartered under the laws of the State of Delaware. Hurley Bank is a state bank chartered under the laws of the State of South Dakota. Bank of New Castle is a state bank chartered under the laws of the State of Delaware. MountainWest is an industrial loan company chartered under the laws of the State of Utah. Greenwood Trust, Hurley Bank, Bank of New Castle and MountainWest (each a "Bank" and, collectively, the "Banks") each have their deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and pay FDIC assessments. Each Bank is subject to comprehensive regulations and periodic examinations by the state banking commissioner of the state in which it is chartered and by the FDIC.

    Generally, a company which controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company under that act and becomes subject to regulation and examination as a bank holding company by the Federal Reserve Board. Greenwood Trust is a "bank" as defined in the BHCA. However, because Greenwood Trust did not come within the BHCA's definition of the term "bank" prior to the amendment of the BHCA by the Competitive Equality Banking Act of 1987 ("CEBA"), under certain grandfathering provisions of CEBA the Company is not treated as a bank holding company as long as the Company and Greenwood Trust comply with certain restrictions set forth in CEBA. Hurley Bank, Bank of New Castle and MountainWest are not "banks" under the BHCA as long as each complies with certain other restrictions set forth in CEBA. Under the BHCA, a bank holding company is generally prohibited from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Should Greenwood Trust fail to continue to qualify for grandfather rights under CEBA or should any of the other Banks fail to continue to be operated so as to maintain its exempt status as a non-bank under the BHCA, the Company, in order to continue in those of its present businesses that would not be permissible for a bank holding company under the BHCA, could be required to divest control of those institutions or, in the case of Greenwood Trust, to change its activities significantly.

    The relationships among cardholders, credit card issuers and sellers of merchandise in transactions financed by the extension of credit under credit accounts are extensively regulated by federal and state consumer protection laws and regulations. Under federal law, each of the Banks may charge interest at the rate allowed by the law of the state in which it is located. The states where the Banks are domiciled do not limit the amount of interest that may be charged on loans of the types offered by the Banks. As a result, each of the Banks is permitted to export interest rates pursuant to federal law. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in any loans being charged off as uncollectible.

    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Greenwood Trust, MountainWest and Hurley Bank currently use brokered deposits as a funding source. If Greenwood Trust, MountainWest or Hurley Bank were unable to use brokered deposits as a funding source, the funding costs of the institution, particularly those of Greenwood Trust, would likely increase.

    Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice. In addition, Greenwood Trust would no longer qualify for grandfather rights under CEBA if direct or indirect control of Greenwood Trust were transferred to a third party. In that event, the third party would either have to operate as a bank holding company under the BHCA or significantly modify the activities of Greenwood Trust.

    In 1996, CEBA was amended so that Greenwood Trust is no longer subject to the limitation, previously imposed by CEBA, that Greenwood Trust's average assets grow no more than 7% per year. The Company believes that elimination of the restriction should enhance the Company's future flexibility.

SECURITIES

OVERVIEW

    The Company's Securities business traces its origins to Dean Witter & Co., founded in 1924. In 1978, Dean Witter & Co. Incorporated merged with Reynolds Securities Inc.

    Securities business activities, which accounted for 48% and 53% of the Company's net income in 1995 and 1996, respectively, are conducted by DWR, InterCapital and other direct and indirect subsidiaries of the Company. DWR has the third largest account executive sales organization in the domestic securities industry, with over 9,000 account executives located in over 370 branch offices serving the investment needs of over 3.2 million individual and institutional clients. DWR is among the largest members of the NYSE and is a member of all other major securities, futures and options exchanges. The Company's asset management subsidiary, InterCapital, is one of the largest asset management operations in the United States with total assets of $90.0 billion under management and administration as of December 31, 1996.

    The Company's goal is to be recognized as the market leader among securities firms focused on the individual investor. To achieve this goal, the Company has implemented a strategy that focuses on serving the investment needs of individual clients through its professional account executive sales organization. In implementing this strategy, the Company emphasizes proprietary products, through which it believes it can better monitor and manage the quality and performance of the investment and savings products owned by its clients. This strategy has resulted in significant growth in the amount of assets under management and administration, an important source of continuing revenues.

ORGANIZATION

    The Company's securities business, for management purposes, is organized into two units: Dean Witter Financial and Dean Witter Capital. Dean Witter Financial consists of sales, trading, research and various support activities. By combining the distribution and trading functions in Dean Witter Financial, DWR manages its trading and inventory activities primarily to satisfy client needs. Dean Witter Capital consists of product origination, asset management, investment banking and fiduciary services and is responsible for establishing standards of product quality.

BROKERAGE ACTIVITIES

    The Company's account executive sales organization offers its clients a broad range of securities and savings products that are supported by DWR's underwriting, research, execution and operational capabilities.

    The table below sets forth for the periods indicated the contribution of the various products as a percentage of the sum of (i) total agency commissions and
(ii) the portion of principal and certain investment banking transactions allocated to the account executive sales organization and (iii) amounts advanced to the account executive sales organization in connection with sales of shares of mutual funds paying 12b-1 fees, based upon the commission that would have been earned on the sale of similar shares having a front-end load, and all other products.

                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                              1992     1993    1994     1995    1996
                                             ------   ------  ------  ------   ------
    Equities..............................    39.8%    38.4%    38.8%   46.7%    43.3%
    Mutual funds..........................    34.4     36.5     29.2    23.4     28.4
    Fixed income..........................    13.0      9.8     13.6    12.6      9.8
    ICS ..................................     2.5      3.5      5.1     5.0      5.1
    Insurance.............................     3.1      4.8      5.2     4.8      5.0
    Other products........................     7.2      7.0      8.0     7.5      8.4
                                             -----    -----    -----   -----    -----
        Total.............................   100.0%   100.0%   100.0%  100.0%   100.0%
                                             =====    =====    =====   =====     =====

EQUITY SECURITIES

    The Company provides execution, trading and research services to its individual and institutional clients on listed equity securities, over-the-counter equity securities, options and American Depository Receipts ("ADRs"). The Company acts as a market maker in many equity securities traded on NASDAQ and in a number of ADRs. The Company acts as a specialist in many securities listed on regional securities exchanges. The Company's equity research department provides market and quantitative research, economic analysis and commentary, makes recommendations with regard to broad industry categories and equity securities of individual companies and furnishes information to individual and institutional investors and corporate clients.

FIXED INCOME SECURITIES

    The Company provides trading and execution services to individual and institutional clients for a broad range of fixed income securities, including U.S. government obligations, mortgage- and asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. The Company is a primary dealer in U.S. government securities.

    The Company's fixed income trading activity focuses primarily on establishing and maintaining inventory based upon actual and anticipated orders from its clients, rather than risk-oriented proprietary trading.

FUTURES

    The Company provides execution and clearing services for its individual and institutional clients trading futures contracts on U.S. exchanges and, through DWR's affiliates or clearing brokers, on other major exchanges throughout the world. DWR also engages in foreign exchange currency transactions, including spot transactions, options and forward contracts, through the unregulated over-the-counter interbank market.

INVESTMENT CONSULTING SERVICES

    The Company provides investment consulting services ("ICS") that assist clients in analyzing their investment objectives and in selecting investment advisory services offered by unaffiliated investment advisers. ICS also provides clients with quarterly performance reports. Through ICS, DWR clients can obtain professional money management services that are not typically available to individual investors. Such combined services are commonly referred to as "wrap accounts." Total ICS assets as of December 31, 1996 amounted to $10.4 billion, an increase of $1.5 billion over year-end 1995.

INSURANCE SERVICES

    The Company, through its wholly owned, indirect insurance agency subsidiaries, acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. The Company receives commissions with respect to the sale of such products. The Company maintains a strategic alliance with Allstate Life Insurance Company ("Allstate Life") pursuant to which the Company and Northbrook Life Insurance Company, a wholly owned subsidiary of Allstate Life, manufacture, market and distribute proprietary insurance products. The insurance products are sold exclusively by DWR's account executives. The Company has a separate agreement with ITT Hartford Life Insurance Companies to manufacture, market and distribute proprietary products through DWR account executives.

MANAGED FUTURES

    The Company's wholly owned subsidiary, Demeter Management Corporation ("Demeter"), acts as general partner of 23 commodity pools (including a family of open-ended partnerships) organized as limited partnerships whose limited partners are individual and institutional investors. These commodity pools trade futures and forward contracts on organized futures exchanges and in the interbank foreign exchange market. Demeter retains and monitors commodity trading advisers registered under the Commodity Exchange Act to manage the assets of these partnerships. As of December 31, 1996, commodity pools operated by Demeter had approximately $1.1 billion under management.

    In addition, another wholly owned subsidiary, Dean Witter Futures & Currency Management Inc. ("DWFCM"), is registered as a commodity trading adviser and manages discretionary commodity futures trading accounts of individual and institutional investors and commodity pools, including six of the pools of which Demeter is general partner. As of December 31, 1996, DWFCM managed total assets of approximately $382 million.

FINANCIAL INSTITUTIONS GROUP

    The Company's Financial Institutions Group offers comprehensive securities products and services to banks across the country. The services include investment products, technological support, branch network workstations, and operations and processing systems. Securities currently provides such services to NationsSecurities, an affiliate of NationsBank Corp., and Banc One Securities Corporation, an affiliate of Banc One Corporation.

INVESTMENT BANKING

    The Company provides financial advice to, and raises capital for, a broad range of corporate clients, most of which are in industry areas that have been selected by the Company for joint banking and research coverage. Revenues are derived from underwriting corporate securities, advisory services in connection with mergers and acquisitions, private placements of securities, corporate restructurings and real estate activities.

    The Company manages and participates in public underwritings of common stock, preferred stock, convertible securities, asset-backed securities and other fixed income securities.

    The Company provides advisory services to corporate clients on a wide range of financial matters, including mergers and acquisitions, divestitures, leveraged buy-outs, financial restructurings and recapitalizations and valuations. The Company's mergers and acquisitions services involve the identification of opportunities, financial analysis, strategic advice, delivery of fairness opinions and continuing assistance, including obtaining financing, in the final execution of a transaction. The Company acts as placement agent for issuers that offer debt and equity securities to institutional investors in the private markets. The Company generally does not commit capital to merchant banking transactions.

    Certain investment banking professionals are also involved in the research, development and origination of investment products specifically oriented to the individual investor. These efforts include new product development on behalf of investment companies managed by InterCapital as well as origination and distribution of non-traded limited partnerships, publicly-traded limited partnerships and other retail-oriented products.

REAL ESTATE

    Dean Witter Realty Inc. ("Realty"), a wholly owned subsidiary of the Company, has been engaged principally in real estate asset management. During the 1980's, the Company raised capital for both public and private limited partnerships. Through the sale of interests in limited partnerships organized to invest in real estate, Realty manages $1.5 billion of real estate (at cost) consisting of office, retail, industrial, research and development, and residential properties. Subsidiaries or affiliates of Realty act as general partners of the partnerships that own the properties and provide investor services for most of the partnerships. The Company's Liberty Street Management Division serves as property manager for many of the properties owned by such partnerships. In 1996, a Realty subsidiary co-sponsored, along with affiliates of Hines Interests Limited Partnership and The TCW Group, Inc., Emerging Markets Real Estate Partners I, L.P., a limited partnership offering institutional investors the opportunity to capitalize on direct real estate investments in emerging market countries around the world.

NET INTEREST REVENUES

    The Company derives net interest revenues primarily from the financing of client margin loans less the cost of financing such loans.

    The Company's daily trading inventory positions in United States government and agency securities are financed largely through the use of repurchase agreements. The Company also acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. The Company may earn interest revenues as a result of such activities.

    Customer securities transactions are effected on either a cash or margin basis. In margin transactions, the Company extends credit to the customer collateralized by securities and cash in the customer's account for a portion of the purchase price, and receives revenues from interest charged on such extensions of credit.

    During 1996, clients' interest-bearing debit balances averaged approximately $2.5 billion as compared to an average of approximately $2.3 billion in 1995.

ASSET MANAGEMENT

    The Company, through InterCapital, is one of the largest investment advisers in the country in terms of assets under management. The Company is committed to asset gathering and growing assets under management. The key element of this strategy is the Company's marketing, primarily through DWR's account executive sales organization, of a family of proprietary mutual funds focused on product diversification and quality. The Company believes that by emphasizing proprietary mutual funds, it can better monitor and manage the quality and performance of the investment and savings products owned by its clients.

    Investment management and administration fees generated by the Company's asset management business accounted for approximately 12.4% and 13.3% of the Company's securities business non-interest revenues in 1995 and 1996, respectively. Such fees provide a relatively stable contribution to the Company's revenues since they are based on the market value of assets under management and administration and not on the volume of transactions. As of December 31, 1996, the Company's total assets under management and administration were $90.0 billion.

    The following table shows the total assets under management and administration for the past five years (in billions):

                                                                 AS OF DECEMBER 31,
                                                               -----------------------
                                                          1992   1993   1994   1995  1996
                                                          ----   -----  ----   ----  -----
    Equity funds.......................................   $13.4  $20.6  $23.0  $29.9 $38.1
    Fixed income funds.................................    26.5   33.1   24.1   25.4  24.1
    Money market funds.................................    16.4   15.5   17.8   21.6  24.7
    Investment management services.....................     2.7    2.0    2.0    2.6   3.1
                                                          -----  -----  -----  ----- -----
        Total assets under management and
         administration(1).............................   $59.0  $71.2  $66.9  $79.5 $90.0
                                                          =====  =====  =====  ===== =====

(1) Assets under management and administration represent Dean Witter Funds (defined below) and funds invested pursuant to InterCapital's Custom Portfolio and Portfolio Advantage programs, with respect to which InterCapital exercises investment discretion and, through DWSC (defined below), renders administrative services. Assets under administration represent Dean Witter Funds for which DWSC renders administrative services but InterCapital is not the investment adviser, consisting of 14 funds advised by Trust Company of the West and 3 other funds for which InterCapital or DWSC provides sub-investment adviser, administrator or sub-administrator services.

    The term "Dean Witter Funds" means those registered investment companies for which (i) InterCapital exercises investment discretion, (ii) Dean Witter Services Company Inc. ("DWSC") renders administrative services or (iii) InterCapital exercises investment discretion and DWSC renders administrative services. Fund management fees arise from investment management and administration services that InterCapital and DWSC provide to the Dean Witter Funds pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average daily or weekly net assets. The following table shows the components of fund management fees for the period ending on the dates indicated (in millions):

                                                                 DECEMBER 31,
                                                         --------------------------
                                                     1992    1993   1994   1995    1996
                                                    -----  ------  -----  -----   -----
    Equity funds.................................  $ 59.5  $ 90.1  $128.5 $147.5  $197.0
    Fixed income funds...........................    98.5   129.7   126.0  110.9   113.5
    Money market funds...........................    59.6    55.6    57.8   65.6    76.1
                                                    ----- ------  ------  ------  ------
        Total fund management fees...............  $217.6 $275.4  $312.3  $324.0  $386.6
                                                   ====== ======  ======  ======  ======

    Shares of Dean Witter Funds that are open-end investment companies are distributed by Dean Witter Distributors Inc., a wholly owned subsidiary of the Company and a registered broker-dealer ("Distributors"), which has entered into selected dealer agreements with DWR, NationsSecurities and Banc One Securities Corporation. Distribution expenses of DWR and its affiliates include the payment of commissions and incentive compensation to account executives for sales of the Dean Witter Funds' shares, the costs of preparing, printing and distributing advertising or promotional materials and the costs of printing and distributing prospectuses and supplements thereto used in connection with the offering and sale of the Dean Witter Funds' shares. DWR and its affiliates are compensated for their distribution related expenses through front-end sales charges, contingent deferred sales charges and fees authorized pursuant to the provisions of Rule 12b-1 under the Investment Company Act of 1940.

FIDUCIARY SERVICES

       Dean Witter Trust Company, a wholly-owned subsidiary of the Company ("DWTC"), offers trust and other fiduciary services to both individual and corporate clients, including trustee services for personal trusts in many states and trust services for tax-qualified retirement plans. DWTC also provides transfer agent and dividend disbursing services for the Company, the Dean Witter Funds and certain other entities. In August 1996, the Company established Dean Witter Trust FSB, a federal savings bank, through which the Company plans to market enhanced trust and other fiduciary services for both personal trusts and retirement plan trusts nationwide through the Company's account executives.

OPERATIONS AND INFORMATION PROCESSING

    The Company executes and clears all of its transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities and through memberships in various clearing corporations. In order to minimize the risks of systems failures, the Company maintains redundant processing systems.

COMPETITION

    The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and some of which offer a wider range of financial services. In addition to competition from firms currently in the securities business, the Company faces increasing competition from other sources such as commercial banks, insurance companies and mutual fund groups. The Company believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel, the relative prices of services and products offered and investment performance. The Company and its competitors also employ advertising and direct solicitation of potential customers as methods of increasing business, and many of the Company's competitors engage in more extensive advertising programs than does the Company. The Company and its competitors also furnish investment research publications in an effort to attract potential and retain existing clients. The Company also competes with several major securities firms to attract and retain account executives and other investment professionals.

    The investment management industry is highly competitive, with approximately 6,300 open-end management investment companies holding over $3.5 trillion in assets as of December 31, 1996. Competition in the sale of mutual funds is affected by a number of factors including investment objectives and performance, advertising and sales promotion efforts, the level of fees, distribution channels and the types and quality of services offered. In addition to fund products offered by other broker-dealers, the Dean Witter Funds are in competition with funds sold directly by investment management firms and insurance companies, as well as with other investment alternatives sold by such companies and by banks and other financial institutions.

REGULATION

    The Company's activities in the securities and commodities industries generally are subject to extensive regulation in the United States under both federal and state laws. Various regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors. The Company, through DWR and other subsidiaries, is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico and as an investment adviser with the SEC and in all states in which registration as an investment advisor is required.

    Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the supervision of officers and employees. The SEC, other governmental authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or member, its officers or employees or in other similar consequences. Occasionally, the Company's subsidiaries have been subject to routine investigations and proceedings and fines have been imposed for minor infractions of various regulations relating to their activities as a broker-dealer, none of which, to date, has had a material adverse effect on the Company or its business. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

    DWR is registered with the Commodities Futures Trading Commission ("CFTC") as a futures commission merchant and, as such, its activities in the futures and futures options markets are subject to regulation by the CFTC. DWR is also a member of, and is subject to the rules of, various domestic commodity exchanges. DWR's futures and options-on-futures business is also regulated by the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated a registered futures association by the CFTC and of which DWR is a member. In addition, certain of the Company's subsidiaries are registered with the CFTC as commodity pool operators and are also members of the NFA.

    The Company's broker-dealer subsidiaries, including DWR, are members of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Margin lending by certain subsidiaries is regulated by rules of the Federal Reserve Board as to the amount they may lend in connection with certain purchases of securities by customers, and such subsidiaries are also required by NYSE rules to impose maintenance requirements on the amount of securities contained in margin accounts.

        As registered investment advisers, InterCapital and DWR are subject to regulation in various aspects of their businesses, such as transactions with or on behalf of clients, disclosure, advertising, cash payments for solicitation activities and the terms of their advisory contracts, including certain restrictions as to performance-based fees. In addition, certain additional requirements are imposed with respect to advisory activities on behalf of investment companies, including requirements as to the terms of advisory contracts and as to shareholder and director approval of such contracts, and the imposition of a fiduciary duty with respect to the receipt of advisory fees and other compensation by the investment adviser and its affiliates.

        The Company conducts a portion of its Securities business through banking institutions. DWTC is a trust company chartered under the laws of the State of New Jersey, and is subject to comprehensive regulation and periodic examination by the New Jersey Department of Banking and Insurance. DWTC is also a registered transfer agent, subject to regulation in such capacity by the SEC. Dean Witter Trust FSB is subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision ("OTS") and by the FDIC. Dean Witter Trust FSB has its deposits insured by the FDIC and pays FDIC assessments to the Savings Association Insurance Fund.

        As a result of its ownership of Dean Witter Trust FSB, the Company is registered with the OTS as a unitary savings and loan holding company ("USLHC") and subject to regulation and examination as a USLHC by the OTS. USLHCs are exempt from the material restrictions imposed upon the activities of savings and loan holding companies that are not USLHCs. Savings and loan holding companies other than USLHCs are generally prohibited from engaging in activities other than conducting business as a savings association, managing or controlling savings associations, providing services to subsidiaries or engaging in activities permissible for bank holding companies (as to the regulation of bank holding companies, see CREDIT SERVICES - Regulation, on page 9). Should the Company fail to continue to qualify as a USLHC, the Company, in order to continue in those of its present businesses that would not be permissible for a savings and loan holding company, could be required to divest control of Dean Witter Trust FSB. Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice.

    The Company's securities business is also subject to regulation by various foreign governments and regulatory bodies. The Company engages in trading activities in the commodity futures and equity markets through its United Kingdom subsidiary, Dean Witter International Ltd., which is regulated by The Securities and Futures Authority and is a member of the London International Financial Futures and Options Exchange and the International Petroleum Exchange.

RECENT DEVELOPMENT - DWD ELECTRONIC FINANCIAL SERVICES

        In 1996, the Company announced the formation of a new business, DWD Electronic Financial Services ("EFS"), to focus on the growing number of customers interested in personal computer based financial services, including banking and securities transactions on the Internet. EFS' principal activities currently include serving securities customers through the Company's wholly-owned subsidiary, Lombard Brokerage, Inc. ("Lombard"). In January 1997, the Company acquired Lombard, a San Francisco-based technology company that offers financial services nationwide primarily via its site on the Internet. Lombard offers research information and discount trading services, principally to individual investors, both on-line and over the telephone, and is an example of the Company's efforts to satisfy the demand for securities services outside the traditional full-service brokerage channel. EFS plans to invest in the growth of Lombard and is studying expanding its product offerings to include banking products, among other areas.

ITEM 2.   PROPERTIES

    The Company's and Securities' executive offices are located at Two World Trade Center, New York, New York, and occupy 864,000 square feet under a lease expiring on May 31, 2006. The Company owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices, and an adjacent undeveloped 29 acre parcel.

    The Company's subsidiaries have offices, operations centers and warehouse facilities located throughout the United States. Certain of the Company's subsidiaries maintain offices in foreign countries. Except for several facilities owned by Credit Services, the Company's properties are leased on terms and for durations which are reflective of commercial standards in the communities where these offices and other properties are located.

    The Company believes that its properties are adequate and suitable for its business as presently conducted.

ITEM 3.   LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in numerous legal and arbitration proceedings. With respect to those actions that have not yet been resolved, the Company and its subsidiaries are vigorously contesting their alleged liabilities and have asserted denials and defenses they believe to be meritorious. Although the ultimate outcome of these actions cannot be ascertained at this time, the Company believes that the resolution of these actions will not have a material adverse effect on its consolidated financial condition, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period. The actions to which the Company is a party include, among others, the following.

Late Payment Fee Litigation

        On June 3, 1996, the United States Supreme Court issued a decision holding that state laws limiting late charges are preempted with respect to national banks by federal law, and the Court remanded for reconsideration lower-court decisions that had held that such state laws were not similarly preempted with respect to other federally insured banks. In light of these rulings, all of the outstanding legal and administrative proceedings challenging, on the basis of state law limitations that were asserted to apply notwithstanding federal law,

Greenwood Trust's imposition of late fees and other incidental charges on Discover cardmembers were resolved in 1996 in Greenwood Trust's favor. No such proceedings are currently pending.

Department of Justice Antitrust Investigation

        Twenty-four market makers, including DWR, resolved an investigation by the U.S. Department of Justice of possible anti-competitive activities in the over-the-counter securities market by agreeing, without trial or adjudication, to the entry of an Order and Stipulation filed in the United States District Court for the Southern District of New York on July 17, 1996. The Order and Stipulation requires certain ongoing undertakings including the appointment of an antitrust compliance officer to monitor trading practices and assure continued compliance with the antitrust laws. The Order and Stipulation is awaiting court approval.

Market Makers Antitrust Litigation

        A consolidated class action (the "NASDAQ Action") entitled In re NASDAQ Market Makers Antitrust Litigation was commenced on December 16, 1994 in the United States District Court for the Southern District of New York against DWR and 32 other broker-dealers alleging that NASDAQ market makers conspired to fix the "spread" in certain NASDAQ securities. On August 3, 1995 the court dismissed the complaint and an amended consolidated complaint was subsequently filed alleging the same cause of action. The amended complaint seeks, among other things, treble damages in an unspecified amount. DWR answered the amended complaint denying the allegations of wrongdoing. Plaintiff's motion for class certification was granted on November 27, 1996. On December 10, 1996, four institutional investors filed a new complaint making the same allegations made in the consolidated class action amended complaint; this action was automatically consolidated with the pending action. On December 18, 1996, the plaintiffs sought clarification of the court's class certification decision.

TCW/DW  North American Government Income Trust Litigation

        Several purported class action lawsuits, which have been consolidated for pretrial purposes (together, the "TNORA Action"), were instituted in January 1995 in the United States District Court for the Southern District of New York against the TCW/DW North American Government Income Trust, DWR, some of the Trust's trustees and officers, its underwriter and distributor, the Trust's unaffiliated Adviser, the Trust's Manager, and other defendants, by certain shareholders of the Trust. The consolidated amended complaint asserts claims under the Securities Act of 1933 and generally alleges that the defendants made inadequate and misleading disclosures in the prospectuses for the Trust, in particular as such disclosures related to the nature and risks of the Trust's investments in mortgage-backed securities and Mexican securities. The plaintiffs also challenge certain fees paid by the Trust as excessive. Damages are sought in an unspecified amount. All defendants moved to dismiss the consolidated amended complaint. Although on May 8, 1996 the motions to dismiss were denied, upon reconsideration on August 28, 1996 the court dismissed several of the plaintiffs' claims and clarified its earlier opinion denying the defendants' motion to dismiss. In addition, on August 28, 1996, the court granted the plaintiffs' motion for class certification. On December 4, 1996, in light of a new decision by the United States Court of Appeals for the Second Circuit, defendants filed a new motion for reconsideration of the court's decision denying the defendants' motion to dismiss.

Term Trust Class Actions

      A putative class action, Lonnie Sheppard, et al. v. TCW/DW Term Trust 2000, et al., was commenced on July 22, 1994 in the United States District Court for the Southern District of New York. Plaintiffs purported to represent certain purchasers of TCW/DW Term Trusts 2000 and 2003. The defendants included the Trusts, the trustees of the Trusts, TCW Funds Management, Inc. and its chairman, DWR, Distributors and InterCapital. Plaintiffs alleged violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and sought unspecified compensatory and punitive damages. Defendants' motion to dismiss was granted with prejudice on August 16, 1996 and no appeal was taken. Another putative class action, Thomas D. Keeley, et al. v. DWR et al., (the "Keeley Action") was commenced in the Superior Court of California for Orange County on October 27, 1994 and later consolidated with three similar class actions. Defendants are the Company, DWR, Distributors, InterCapital, DWSC, TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two DWR employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages. Defendants filed an answer to the first amended class complaint denying all wrongdoing on December 6, 1995, and motions for judgment on the pleadings on March 13, 1997.

Litigation Regarding Proposed Merger

    On February 12, 1997, certain stockholders of the Company filed a putative class action suit (the "Brody Action") in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and certain of its directors. The complaint alleges certain breaches of fiduciary duty to the Company's stockholders by the Company and the named directors in connection with entering into the Agreement and Plan of Merger between the Company and Morgan Stanley dated as of February 4, 1997, and seeks a variety of equitable relief. The defendants have not yet responded to the complaint, but intend to vigorously defend the Brody Action.

                             EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning executive officers of the Company as of January 17, 1997.


NAME AND AGE                           PRESENT TITLE AND PRINCIPAL OCCUPATION SINCE 1990
------------                 ------------------------------------------------------------------
Philip J. Purcell, 53......  Chairman, Chief Executive Officer and Director of the Company since
                             1986.  Mr. Purcell is also Chairman and a Director of SPS. Mr. Purcell is a trustee or director of 85 registered investment companies for which InterCapital serves as investment manager or investment adviser.
Thomas R. Butler, 54.......  Executive Vice President and President,  NOVUS  Services,  since
                             July 1990.  Mr.  Butler is also a Director  of SPS.  Mr.  Butler served as a Director of the Company until February 1993.
Richard M. DeMartini, 44...  Executive  Vice  President and  President,  Dean Witter  Capital
                             since 1989.  Mr.  DeMartini  served as a Director of the Company until February  1993. Mr.  DeMartini is a trustee or director of
                             14  registered   investment  companies  for  which  InterCapital
                             serves as investment manager.
Christine A. Edwards, 44...  Executive Vice  President,  General Counsel and Secretary of the
                             Company since January 1991.  Mrs.  Edwards  served as a Director of the Company until February 1993.
James F. Higgins, 48.......  Executive Vice President and  President,  Dean Witter  Financial
                             since  1989.  Mr.  Higgins  served as a Director  of the Company until February 1993.
Mitchell M. Merin, 43......  Executive Vice President and Chief Administrative  Officer since
                             October  1994.  Director of Taxable  Fixed Income and Futures of
                             DWR  from  July  1990  until  September  1994.   Executive  Vice
                             President  from July 1990 until July 1993.  Mr.  Merin is also a
                             Director of SPS.
Stephen  R.  Miller, 52....  Executive  Vice  President  and  President  and Chief  Operating
                             Officer,   DWD   Electronic   Financial   Services  since  1997.
                             Previously, for more than five years Mr. Miller served as Senior
                             Executive Vice President and Pacific Regional Director of DWR and
                             director of DWR.
Thomas C. Schneider, 59....  Executive  Vice  President  and Chief  Financial  Officer of the
                             Company  since 1987.  Mr.  Schneider  is also a Director of SPS.
                             Mr.  Schneider  served  as  a  Director  of  the  Company  until
                             February 1993.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is contained on pages 46 and 47 of the 1996 Annual Report to Shareholders (the "Annual Report") and is incorporated by reference herein.

ITEM 6.   SELECTED FINANCIAL DATA

    The information required by this item is contained on page 17 of the Annual Report under the caption "Five-Year Summary of Financial Information" and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item is contained on pages 18 through 29 of the Annual Report under the caption "Management's Discussion and Analysis" and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained on page 30 under the caption "Independent Auditor's Report" and on pages 31 through 45 of the Annual Report and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

     Information required by Part III is incorporated by reference from the sections of the Company's definitive 1997 proxy statement involving the election of directors (to be filed within 120 days after December 31, 1996) having the following headings: "PROPOSAL NO. 2 - ELECTION OF DIRECTORS," "EXECUTIVE COMPENSATION" (excluding the information under the subheadings "Compensation Committee's Report on Executive Compensation" and "Stock Performance Graph"), "BENEFICIAL OWNERSHIP OF DEAN WITTER DISCOVER COMMON STOCK" AND "CERTAIN TRANSACTIONS."

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

1.  FINANCIAL STATEMENTS

    The financial statements required to be filed hereunder are listed on page S-1 hereof.

2.  FINANCIAL STATEMENT SCHEDULES

    The financial statement schedules required to be filed hereunder are listed on page S-1 hereof.

3.  EXHIBITS

    An exhibit index has been filed as part of this report on page E-1 hereto and is incorporated herein by reference.

(b) A Current Report on Form 8-K, dated October 23, 1996, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's third quarter financial results.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 31ST DAY OF MARCH, 1997.

                                                DEAN WITTER, DISCOVER & CO.
                                                (Registrant)

                                                By    /S/ PHILIP J. PURCELL
                                                  -----------------------------
                                                          PHILIP J. PURCELL
                                                      Chairman of the Board and
                                                      Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 31ST DAY OF MARCH, 1997.

           SIGNATURES                                       TITLE

/S/   PHILIP J. PURCELL               Chairman of the Board, Chief Executive
------------------------------        Officer and Director (Principal
      PHILIP J. PURCELL               Executive Officer)


/S/   THOMAS C. SCHNEIDER             Executive Vice President and Chief
------------------------------        Financial Officer (Principal Financial
      THOMAS C. SCHNEIDER             Officer)


/S/   ROBERT P. SEASS                 Senior Vice President and Controller
------------------------------        (Principal Accounting Officer)
      ROBERT P. SEASS

/S/   NANCY KASSEBAUM BAKER           Director
------------------------------
      NANCY KASSEBAUM BAKER

/S/   EDWARD A. BRENNAN               Director
------------------------------
      EDWARD A. BRENNAN

/S/   ALFRED C. DECRANE, JR.          Director
------------------------------
      ALFRED C. DECRANE, JR.

/S/   ROBERT M. GARDINER              Director
------------------------------
      ROBERT M. GARDINER

/S/   C. ROBERT KIDDER                Director
------------------------------
      C. ROBERT KIDDER

/S/   MILES L. MARSH                  Director
------------------------------
      MILES L. MARSH

/S/   MICHAEL A. MILES                Director
------------------------------
      MICHAEL A. MILES

/S/   SYBIL C. MOBLEY                 Director
------------------------------
      SYBIL C. MOBLEY

/S/   CLARENCE B. ROGERS, JR.         Director
------------------------------
      CLARENCE B. ROGERS, JR.

                          DEAN WITTER, DISCOVER & CO.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Dean Witter, Discover & Co., Notes to Consolidated Financial Statements and Independent Auditors' Report are incorporated by reference herein from the Company's 1996 Annual Report to Shareholders:

                                                                                ANNUAL REPORT
                                  DESCRIPTION                                      PAGE(S)
                                  -----------                                     -------
Independent Auditors' Report...................................................       30
Consolidated Statements of Income..............................................       31
Consolidated Balance Sheets....................................................       32
Consolidated Statements of Changes in Shareholders' Equity.....................       33
Consolidated Statements of Cash Flows..........................................       34
Notes to Consolidated Financial Statements.....................................     35-45
Quarterly Information (unaudited)..............................................       46

    (b) FINANCIAL STATEMENT SCHEDULES. The following Financial Statement Schedules are filed with this Form 10-K on the pages indicated:

                                  DESCRIPTION                                      PAGE(S)
                                  -----------                                      -------
Schedule III--Condensed Financial Statements of Dean Witter, Discover & Co.
  (Parent Company Only)........................................................    S-2 - S-5
Schedule VIII--Valuation and Qualifying Accounts................................      S-6
Independent Auditors' Report...................................................       S-7

All other Financial Statements Schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements listed under section
(a) above.

                                         SCHEDULE III

                                 DEAN WITTER, DISCOVER & CO.
                                    (PARENT COMPANY ONLY)

                                CONDENSED STATEMENTS OF INCOME
                                        (IN MILLIONS)

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,

                                                                       1996    1995   1994
                                                                      ------   -----  ------
Revenue
    Dividends received from subsidiaries........................... $  415.5 $ 685.9 $ 593.4
    Interest from subsidiaries.....................................    713.6   649.7   390.7
    Other..........................................................      2.6     2.8    13.6
                                                                     ------- -------  ------
        Total revenues.............................................  1,131.7 1,338.4   997.7
                                                                     ------- -------  ------
Expense
    Interest.......................................................    621.7   546.4   335.3
    Other..........................................................      3.8     3.9     4.9
                                                                     ------- -------  ------
        Total expenses.............................................    625.5   550.3   340.2
                                                                     ------- -------  ------
Income before income tax expense and equity in undistributed net
earnings of subsidiaries...........................................    506.2   788.1   657.5
Income tax expense.................................................     32.1    35.8    23.2
Income before equity in undistributed net earnings of subsidiaries.    474.1   752.3   634.3
Equity in undistributed net earnings of subsidiaries...............    477.3   104.1   106.6
                                                                     ------- -------  ------
Net income......................................................... $  951.4 $ 856.4 $ 740.9
                                                                    ======== ======= =======


                 See notes to condensed financial statements.

                                 SCHEDULE III

                          DEAN WITTER, DISCOVER & CO.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (IN MILLIONS)

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                      1996            1995
                                                                      ----            ----
                             ASSETS
Cash                                                                  $    11.8    $     3.2
Investments in and advances to subsidiaries.....................       17,307.9     15,468.3
Other assets....................................................           24.2         35.2
                                                                      ---------    ---------
        Total assets............................................      $17,343.9    $15,506.7
                                                                      =========    =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

    Commercial paper............................................      $ 3,511.6   $  3,444.9
    Other short-term borrowings.................................          410.0        385.0
    Other liabilities and accrued expenses......................          113.7        110.7
    Long-term borrowings........................................        8,144.2      6,732.4
                                                                      ---------    ---------
        Total liabilities.......................................       12,179.5     10,673.0
                                                                      ---------    ---------
Shareholders' equity............................................        5,164.4      4,833.7
                                                                      ---------    ---------
        Total liabilities and shareholders' equity..............      $17,343.9    $15,506.7
                                                                      =========    =========

                         See notes to condensed financial statements.

                                         SCHEDULE III

                                 DEAN WITTER, DISCOVER & CO.
                                    (PARENT COMPANY ONLY)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                        (IN MILLIONS)

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                    1996          1995         1994
                                                                  --------    ---------     ---------
Cash flows provided by (used in) operating activities
    Net income..................................................  $  951.4    $   856.4    $   740.9
    Adjustments to reconcile net income to net cash flows
     provided by
      operating activities:
        Equity in undistributed earnings of subsidiaries........    (477.3)      (104.1)      (106.6)
        Employee  compensation  settled  through the  issuance of
         common stock...........................................      87.1         57.2         37.0
        Decrease in other assets................................       1.3          4.0         24.5
        Increase in other liabilities and accrued expenses......      97.4        107.7         94.3
                                                                 ---------    ---------    ---------
    Net cash provided by operating activities...................     659.9        921.2        790.1
                                                                 ---------    ---------    ---------
Net cash flows used in investing activities--investments in and
 advances to subsidiaries.......................................  (1,362.3)    (3,502.7)    (2,404.0)
                                                                 ---------    ---------    ---------
Cash flows provided by (used in) financing activities
    Proceeds from issuance of common stock......................      44.1         40.6         17.7
    Net proceeds from (repayment of) commercial paper...........     (18.7)     1,347.0       (306.0)
    Net increase (decrease) in other short-term borrowings......      25.0        (15.0)       (75.0)
    Dividends paid..............................................    (134.0)      (102.3)       (81.1)
    Proceeds from issuance of long-term borrowings, net.........   1,420.1      1,433.5      2,142.1
    Purchase of treasury stock..................................    (625.5)      (121.2)       (82.0)
                                                                 ---------    ---------    ---------
    Net cash provided by financing activities...................     711.0      2,582.6      1,615.7
                                                                 ---------    ---------    ---------
Increase in cash................................................       8.6          1.1          1.8
Cash, beginning of the period...................................       3.2          2.1          0.3
                                                                 ---------    ---------    ---------
Cash, end of the period.........................................  $   11.8    $     3.2    $     2.1
                                                                 =========    =========    =========
Supplemental disclosure of cash flow information:

    Cash paid for interest...................................... $   598.1    $   533.9    $   321.2
                                                                 =========    =========    =========
    Cash paid for income taxes.................................. $    20.6    $    35.7    $    20.3
                                                                 =========    =========    =========

                         See notes to condensed financial statements.

                                         SCHEDULE III

                                 DEAN WITTER, DISCOVER & CO.
                                    (PARENT COMPANY ONLY)

                           NOTES TO CONDENSED FINANCIAL INFORMATION

1.   INTRODUCTION AND BASIS OF PRESENTATION

    The condensed financial statements of Dean Witter, Discover & Co. (the "Parent Company") should be read in conjunction with the consolidated financial statements of Dean Witter, Discover & Co. and subsidiaries (the "Company") and notes thereto found in pages 31- 45 of the Company's 1996 Annual Report to Shareholders (the "Annual Report") and incorporated by reference.

2.   DIVIDENDS RECEIVED FROM SUBSIDIARIES

    The Company received cash dividends from its consolidated subsidiaries totaling $415.5 million, $685.9 million and $593.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

3.   DIVIDENDS PAID

    For 1996 and 1995, the Company paid quarterly dividends to common shareholders in the amounts of $0.11 and $0.08 per share, respectively. In January 1997, the Company increased its quarterly dividend to $0.14 per share, effective for the first quarter of 1997.

4.   STOCK SPLIT

    The Company declared a two-for-one split of its common stock, which was effected in the form of a stock dividend, effective January 14, 1997. All prior period per share and share outstanding data has been restated to reflect this split.

                                        SCHEDULE VIII

                                 DEAN WITTER, DISCOVER & CO.

                              VALUATION AND QUALIFYING ACCOUNTS

                         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                        (IN MILLIONS)

                              DESCRIPTION                                1996    1995   1994
                              -----------                               ------  ------ -----
Allowance for doubtful accounts--securities clients:

    Balance, beginning of period.......................................   $16.2  $11.7  $10.1
    Additions--provision for losses.....................................   11.7   13.2   11.4
    Deductions--write-offs, net.........................................   12.6    8.7    9.8
                                                                          -----  -----  -----

    Balance, end of period.............................................   $15.3  $16.2  $11.7
                                                                          =====  =====  =====

                                 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Dean Witter, Discover & Co.:

    We have audited the consolidated financial statements of Dean Witter, Discover & Co. and subsidiaries as of December 31, 1996 and December 31, 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 21, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included Schedules III and VIII listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 21, 1997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS


                                       TO


                                   FORM 10-K



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 1-11758



                          DEAN WITTER, DISCOVER & CO.

================================================================================

                                     INDEX

Exhibit                                                          Sequential
  No.                          Description                        Page No.
-------                        -----------                       ----------

2.1* Agreement and Plan of Merger between Dean Witter, Discover & Co. and Morgan Stanley Group Inc., dated as of February 4, 1997. Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.

3.1*       Amended and Restated Certificate of Incorporation.
           Filed as Exhibit 3.1 to the Registrant's
           Registration Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

3.2* Certificate of Designation of the Registrant relating to the Registrant's Series A Junior Participating
           Preferred Stock. Filed as Exhibit 3(b) to the
           Registrant's Registration Statement No. 33-92172 on
           Form S-3 and incorporated herein by reference.

3.3* Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 24, 1995. Filed as Exhibit 3(c) to the Registrant's Registration Statement No. 33-92172 on Form S-3 and incorporated herein by reference.

3.4* Amended and Restated By-Laws. Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

4.1*       Specimen certificate representing the Common Stock.
           Filed as Exhibit 4 to the Registrant's Registration
           Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

4.2* Rights Agreement, dated as of April 25, 1995, between Registrant and Chemical Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate. Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated April 25, 1995 and incorporated herein by reference.

4.3* Amendment, dated as of February 4, 1997, to the Rights Agreement, dated as of April 25, 1995, as amended, between Dean Witter, Discover & Co. and the Chase Manhattan Bank, as successor to Chemical Bank (as Rights Agent). Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.

4.4* Indenture, dated as of February 24, 1993, between Dean Witter, Discover & Co. and The First National Bank of Chicago, as Trustee. Filed as Exhibit 4 to the Registrant's Registration Statement No. 33-57202 on Form S-3 and incorporated herein by reference.

4.5*       Form of Dean Witter, Discover & Co.'s Medium-Term
           Note Series I (Fixed Rate). Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
           November 18, 1993 and incorporated herein by reference.

4.6* Form of Dean Witter, Discover & Co.'s Medium-Term Note Series I (Floating Rate). Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 18, 1993 and incorporated herein by reference.

4.7* Form of Dean Witter, Discover & Co.'s 6-1/2% Notes due November 1, 2005. Filed as Exhibit 4 to the
           Registrant's Current Report on Form 8-K dated
           November 2, 1993 and incorporated herein by reference.

4.8*       Form of Dean Witter, Discover & Co.'s 6-3/4%
           Debentures due October 15, 2013. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 21, 1993 and incorporated herein by reference.

Exhibit                                                          Sequential
  No.                          Description                        Page No.
-------                        -----------                       ----------


4.9* Form of Dean Witter, Discover & Co.'s 6-1/4% Notes due March 15, 2000. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 9, 1993 and incorporated herein by reference.

4.10*      Form of Dean Witter, Discover & Co.'s 6% Notes due
           March 1, 1998. Filed as Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K dated
           February 25, 1993 and incorporated herein by reference.

4.11* Form of Dean Witter, Discover & Co.'s 6-7/8% Notes due March 1, 2003. Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 25, 1993 and incorporated herein by reference.

4.12*      Form of Dean Witter, Discover & Co.'s LIBOR Floating
           Rate Notes due March 1, 2000. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated
           February 22, 1995 and incorporated herein by reference.

4.13* Form of Dean Witter, Discover & Co.'s 6.75% Notes due August 15, 2000. Filed as Exhibit 4 to the
           Registrant's Current Report on Form 8-K dated
           August 16, 1995 and incorporated herein by reference.

4.14*      Form of Dean Witter, Discover & Co.'s 6.75%
           Debentures due January 1, 2016. Filed as Exhibit
           4 to the Registrant's Current Report on Form 8-K dated January 4, 1996 and incorporated herein by reference.

4.15* Form of Dean Witter, Discover & Co.'s 6.30% Notes due January 15, 2006. Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 18, 1996 and incorporated herein by reference.

10.1*      Guaranty of Lease dated March 19, 1992, by the
           Registrant in favor of Harborside Exchange Place
           Limited Partnership and Plaza II and III Urban
           Renewal Associates L.P. Filed as Exhibit 10.1 to the Registrant's Registration Statement No. 33-
           56104 on Form S-1 and incorporated herein by reference.

10.2* Lease Agreement, dated March 19, 1979, between the Port Authority of New York and New Jersey and Dean Witter Reynolds Inc. Filed as Exhibit 10.2 to the Registrant's Registration Statement No. 33-56104 on Form S-l and incorporated herein by reference.

10.3* Master Separation Agreement between the Registrant and Sears, Roebuck and Co. Filed as Exhibit 10.3 to the Registrant's Registration Statement No. 33-
           56104 on Form S-1 and incorporated herein by reference.

10.4 Amended Agreement for Systems Operations Services, dated as of January 1, 1996, by and between the Registrant and Advantis, a New York general partnership. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information under Rule 24b-2)

10.5* Form of Pooling and Servicing Agreement used in connection with the securitization of Discover Card receivables. Filed as Exhibit 10.6 to the Registrant's Registration Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

10.6* Pooling and Servicing Agreement between Greenwood Trust Company as Master Servicer, Servicer and Seller and Continental Bank, National Association, as Trustee, dated as of October 1, 1993. Filed as
           Exhibit 4.1 to the Discover Card Master Trust I Registration Statement No. 33-71502 on Form S-1 and incorporated herein by reference.

Exhibit                                                          Sequential
  No.                          Description                        Page No.
-------                        -----------                       ----------

10.7* First Amendment to Pooling and Servicing Agreement, dated as of August 15, 1994, between Greenwood Trust Company, as Master Servicer, Servicer and Seller and Bank of America Illinois (formerly, Continental Bank, National Association) as Trustee. Filed as Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated August 1, 1995 and incorporated herein by reference.

10.8* Second Amendment to Pooling and Servicing Agreement, dated as of February 29, 1996, between Greenwood Trust Company as Master Servicer, Servicer and Seller and First Bank National Association (successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee. Filed as Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated April 30, 1996 and incorporated herein by reference.

10.9+ Dean Witter START Plan (Saving Today Affords Retirement Tomorrow) (amended and restated as of January 1, 1997).

10.10*+ Dean Witter Financial Services Group Inc. Capital Accumulation Plan (currently known as the Dean Witter, Discover & Co. Capital Accumulation Plan), Amended and Restated as of December 31, 1991. Filed as Exhibit 10.24 to the Registrant's Registration Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

10.11*+ First Amendment to the Dean Witter, Discover & Co. Capital Accumulation Plan (adopted November 10,
           1993). Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.12*+ Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives), Amended and Restated as of December 14, 1993. Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.13*+    Dean Witter, Discover & Co. Omnibus Equity Incentive
           Plan. Filed as Exhibit 4.1 to the Registrant's
           Registration Statement No. 33-63024 on Form S-8 and incorporated herein by reference.

10.14*+    Dean Witter, Discover & Co. Employees Replacement
           Stock Plan. Filed as Exhibit 4.2 to the
           Registrant's Registration Statement No. 33-63024 on
           Form S-8 and incorporated herein by reference.

10.15*+ First Amendment to Dean Witter, Discover & Co. Employees Replacement Stock Plan (adopted June 18,
           1993). Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 1993 and incorporated herein by reference.

10.16*+ Dean Witter, Discover & Co. 1993 Stock Plan for Non-Employee Directors. Filed as Exhibit 4.3 to the Registrant's Registration Statement No. 33-63024 on Form S-8 and incorporated herein by reference.

10.17*+ Amendment to the Dean Witter, Discover & Co. 1993 Stock Plan for Non-Employee Directors. Filed as
           Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.18*+ Sears Consumer Financial Corporation Supplemental Retirement Income Plan (currently known as the NOVUS Credit Services Inc. Supplemental Retirement Income Plan), effective as of January 1, 1989. Filed as Exhibit 10.36 to the Registrant's Registration Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

Exhibit                                                          Sequential
  No.                          Description                        Page No.
-------                        -----------                       ----------

10.19*+ First Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted December 8, 1992). Filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.20*+ Second Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted June 15, 1993). Filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.21*+ Third Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted February 13, 1995). Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.22*+ Dean Witter, Discover & Co. Transferred Executives Pension Supplement, Amended and Restated as of January 1, 1995. Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

10.23*     Tax Sharing Agreement between the Registrant and
           Sears, Roebuck and Co. Filed as Exhibit 10.40 to the Registrant's Registration Statement No. 33-
           56104 on Form S-1 and incorporated herein by reference.

10.24* Lease Agreement, dated July 8, 1985, by and between Fund for Regional Development acting by and through The Port Authority of New York and New Jersey and Dean Witter Reynolds Inc. Filed as Exhibit 10.41 to the Registrant's Registration Statement No. 33-56104 on Form S-l and incorporated herein by reference.

10.25*+ Employee Benefits Allocation Agreement between the Registrant and Sears, Roebuck and Co. Filed as
           Exhibit 10.44 to the Registrant's Registration Statement No. 33-56104 on Form S-1 and incorporated herein by reference.

10.26*+    Dean Witter, Discover & Co. 1994 Omnibus Equity Plan.
           Filed as Exhibit 10.52 to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.27*+ Dean Witter, Discover & Co. Tax Deferred Equity Participation Plan (amended and restated October 21, 1994). Filed as Exhibit 4.1 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement No. 33-82240 on Form S-8 and incorporated herein by reference.

10.28*+    Dean Witter, Discover & Co. 1994 Formula Compensation
           Plan, as amended. Filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.29*+ Dean Witter, Discover & Co. Employee Stock Purchase Plan (amended and restated as of January 1, 1996). Filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.30* $3.25 billion Credit Agreement, dated May 5, 1995, among the Registrant, Morgan Guaranty Trust Company of New York, as documentation agent, Chemical Bank, as administrative agent, and the other banks named therein. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.31* $4.0 billion Credit Agreement, dated April 19, 1996, between Dean Witter, Discover & Co. and Morgan Guaranty Trust Company of New York, Chemical Bank and other banks named therein. Filed as Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

Exhibit                                                          Sequential
  No.                          Description                        Page No.
-------                        -----------                       ----------

10.32*+    Key Executive Employment Plan, as amended April
           19, 1996. Filed as Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1996 and incorporated herein by reference.

10.33*+    Dean Witter, Discover & Co. Directors' Equity Capital
           Accumulation Plan. Filed as Exhibit 10.45 to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.34+     Dean Witter, Discover & Co. Employees Equity
           Accumulation Plan.

10.35* Stock Option Agreement, dated as of February 4, 1997, between Dean Witter, Discover & Co., as issuer, and Morgan Stanley Group Inc., as grantee. Filed as
           Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.

10.36* Stock Option Agreement, dated as of February 4, 1997, between Morgan Stanley Group Inc., as issuer, and Dean Witter, Discover & Co., as grantee. Filed as
           Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.

11         Statement Re: Computation of Earnings Per Common Share.

12         Statement Re: Computation of Ratio of Earnings to Fixed
           Charges.

13 1996 Annual Report to Shareholders. Except for those portions expressly incorporated by reference herein, the 1996 Annual Report is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

21         Subsidiaries of the Registrant.

23         Consent of Deloitte & Touche LLP.



----------------------
*  Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).