Form 10-Q
period 1997-03-31
DEAN WITTER DISCOVER & CO
filed 1997-04-30
CIK 895421

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 18, 1997 there were 325,116,118 shares of Registrant's Common Stock, par value $.01 per share, outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1997

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income--Three Months Ended March 31, 1997
     and 1996 (unaudited).................................................   1
    Consolidated Balance Sheets--March 31, 1997 (unaudited) and December
     31, 1996.............................................................   2
    Consolidated Statements of Cash Flows--Three Months Ended March 31,
     1997 and 1996 (unaudited)............................................   3
    Notes to Consolidated Financial Statements (unaudited)................   4
    Independent Accountants' Report.......................................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  20
  Item 6. Exhibits and Reports on Form 8-K................................  20

                         PART I. FINANCIAL INFORMATION

                          DEAN WITTER, DISCOVER & CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                                1997      1996
                                                            --------- ---------
                                                                (UNAUDITED)
Merchant and cardmember fees...............................  $  405.3  $  320.5
Commissions................................................     305.6     300.7
Asset management and administration fees...................     311.6     274.9
Servicing fees.............................................     208.6     200.3
Principal transactions.....................................     118.0     118.9
Investment banking.........................................      79.5      64.7
Other......................................................      28.6      24.8
                                                            --------- ---------
  Total non-interest revenues..............................   1,457.2   1,304.8
                                                            --------- ---------
Interest revenue...........................................     986.5     861.4
Interest expense...........................................     414.9     390.7
                                                            --------- ---------
  Net interest income......................................     571.6     470.7
Provision for losses on receivables........................     378.4     228.0
                                                            --------- ---------
  Net credit income........................................     193.2     242.7
                                                            --------- ---------
  Net operating revenues...................................   1,650.4   1,547.5
                                                            --------- ---------
Employee compensation and benefits.........................     616.3     570.3
Marketing and business development.........................     186.7     191.9
Information processing and communications..................     192.5     182.1
Facilities and equipment...................................      64.0      61.2
Other......................................................     136.4     141.6
                                                            --------- ---------
  Total non-interest expenses..............................   1,195.9   1,147.1
                                                            --------- ---------
Income before income taxes.................................     454.5     400.4
Income tax expense.........................................     178.2     154.6
                                                            --------- ---------
Net income................................................. $   276.3 $   245.8
                                                            ========= =========
Earnings per common share (1)..............................
  Primary.................................................. $    0.81 $    0.71
                                                            ========= =========
  Fully diluted............................................ $    0.81 $    0.70
                                                            ========= =========
Average common shares outstanding (1)......................
  Primary..................................................     339.4     348.3
                                                            ========= =========
  Fully diluted............................................     339.4     349.6
                                                            ========= =========

--------

(1) Prior period share and per share data have been restated to reflect the Company's two-for-one stock split.

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Cash and cash equivalents.............................   $ 1,184.9   $ 1,999.2
Cash and securities segregated under federal and other
 regulations..........................................     2,151.3     2,044.5
Receivables
 Consumer loans (net of allowances of $818.8 in 1997
  and $815.3 in 1996).................................    21,147.6    22,372.9
 Securities clients (net of allowances of $12.7 in
  1997 and $15.3 in 1996).............................     2,880.5     2,839.1
 Other................................................       828.2       804.5
Amounts due from asset securitizations................       871.3       869.2
Securities borrowed...................................     4,731.4     3,866.3
Securities purchased under agreements to resell.......     3,896.9     3,563.6
Securities owned, at market value.....................     2,318.7     1,913.6
Deferred income taxes.................................       776.1       820.3
Office facilities, at cost (less accumulated
 depreciation and amortization of
 $466.1 in 1997 and $446.0 in 1996)...................       380.6       379.7
Other assets..........................................     1,092.5       940.7
                                                         ---------   ---------
  Total assets........................................   $42,260.0   $42,413.6
                                                         =========   =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Commercial paper.....................................   $ 3,929.3   $ 4,736.8
 Other short-term borrowings..........................       451.5     1,128.2
 Deposits.............................................     7,138.1     7,212.6
 Payables
  Securities clients..................................     3,175.2     3,433.3
  Drafts..............................................       404.7       616.1
  Income taxes........................................       256.2       156.8
 Securities loaned....................................     4,854.9     3,932.1
 Securities sold under agreements to repurchase.......     3,979.2     3,566.6
 Securities sold but not yet purchased, at market
  value...............................................     1,696.2     1,274.1
 Other liabilities and accrued expenses...............     3,224.5     3,048.4
 Long-term borrowings.................................     7,689.9     8,144.2
                                                         ---------   ---------
  Total liabilities...................................    36,799.7    37,249.2
                                                         ---------   ---------
Shareholders' Equity
 Preferred stock ($0.01 par value, 10.0 shares
  authorized, none issued)............................          --          --
 Common stock ($0.01 par value, 500.0 shares
  authorized, 342.0 shares issued, 324.8 and 319.7
  shares outstanding at March 31, 1997 and December
  31, 1996)...........................................         3.4         3.4
 Paid-in capital......................................     2,713.4     2,702.5
 Retained earnings....................................     3,203.6     2,972.7
                                                         ---------   ---------
                                                           5,920.4     5,678.6
                                                         ---------   ---------
 Common stock held in treasury, at cost ($.01 par
  value, 17.2 and 22.3 shares at March 31, 1997 and
  December 31, 1996)..................................      (451.7)     (598.3)
 Stock compensation plans.............................        79.0       141.8
 Employee stock benefit trust.........................       (77.7)      (46.3)
 Unearned stock compensation..........................        (9.7)      (11.4)
                                                         ---------   ---------
  Total shareholders' equity..........................     5,460.3     5,164.4
                                                         ---------   ---------
  Total liabilities and shareholders' equity..........   $42,260.0   $42,413.6
                                                         =========   =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                              (UNAUDITED)
Cash flows provided by (used in) operating activities
  Net income............................................. $   276.3  $   245.8
  Adjustments to reconcile net income to net cash flows
   from operating activities
   Depreciation and amortization.........................      22.6       19.6
   Provision for losses on receivables...................     378.4      228.0
   Deferred income taxes.................................      44.2       (5.9)
  Decrease (increase) in operating assets
   Cash and securities segregated under federal and other
    regulations..........................................    (106.8)     (76.9)
   Receivables
    Securities clients...................................     (44.4)       2.4
    Other................................................     (23.7)     (24.0)
   Securities borrowed...................................    (865.1)    (368.8)
   Amounts due from asset securitizations................      (2.1)    (124.2)
   Matched securities purchased under agreements to
    resell, net..........................................       2.8      (95.7)
   Securities owned and securities sold but not yet
    purchased, at market value, net......................      17.0       (3.6)
   Other assets..........................................    (144.4)      (8.2)
  Increase (decrease) in operating liabilities
   Payables
    Securities clients...................................    (258.1)    (384.2)
    Drafts...............................................    (211.4)     (88.8)
    Income taxes.........................................      99.4      150.4
   Securities loaned.....................................     922.8      432.7
   Other liabilities and accrued expenses................     253.2      192.9
                                                          ---------  ---------
   Cash provided by operating activities.................     360.7       91.5
                                                          ---------  ---------
Cash flows provided by (used in) investing activities
  Net principal received (disbursed) on consumer loans...     849.7     (273.3)
  Purchases of consumer loans............................        --       (5.1)
  Sales of consumer loans................................        --    2,767.6
  Other..................................................     (30.6)     (37.3)
                                                          ---------  ---------
   Cash provided by investing activities.................     819.1    2,451.9
                                                          ---------  ---------
Cash flows provided by (used in) financing activities
  Repayments of commercial paper, net....................    (859.1)  (2,936.5)
  Net decrease in other short-term borrowings............    (676.7)  (1,151.7)
  Deposits, net..........................................     (74.5)    (187.2)
  Proceeds from issuance (repayments) of long-term
   borrowings, net.......................................    (418.1)   1,263.7
  Securities sold under agreements to repurchase, net....      76.3       96.9
  Dividends paid.........................................     (34.6)     (26.9)
  Proceeds from issuance of common stock.................      19.7       15.7
  Purchase of treasury stock.............................     (27.1)    (150.6)
                                                          ---------  ---------
   Cash used in financing activities.....................  (1,994.1)  (3,076.6)
                                                          ---------  ---------
Decrease in cash and cash equivalents....................    (814.3)    (533.2)
Cash and cash equivalents, beginning of period...........   1,999.2    1,464.5
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 1,184.9  $   931.3
                                                          =========  =========

              See notes to the consolidated financial statements.

                          DEAN WITTER, DISCOVER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Dean Witter, Discover & Co. and subsidiaries (the "Company"). The Company is a financial services organization that provides a broad range of credit and investment products, with a primary focus on individual customers. Through its wholly-owned subsidiary NOVUS Credit Services Inc. ("NCSI"), the Company conducts its credit services business, including the operation of the NOVUS(R) Network, a proprietary network of merchant and cash access locations, and the issuance of proprietary general purpose credit cards. The Company's securities business is conducted primarily through its wholly-owned subsidiaries Dean Witter Reynolds Inc. ("DWR") and Dean Witter InterCapital Inc.

  The interim consolidated financial statements as of March 31, 1997, and for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from these estimates.

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 incorporated by reference in the Company's 1996 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934. The results of operations for interim periods are not necessarily indicative of results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

  The calculations of earnings per common share were based on the weighted average number of common shares outstanding during the three month periods ended March 31, 1997 and 1996 adjusted for the dilutive effects of stock options and unissued stock awards under deferred compensation plans. Effective December 26, 1996, the Company declared a two-for-one stock split, which was effected in the form of a dividend, distributable on January 14, 1997. All prior period per share, share outstanding and shareholders' equity data has been restated to reflect this split.

2. RECENT EVENTS

  On February 5, 1997, the Company and Morgan Stanley Group Inc. ("Morgan Stanley") announced a definitive agreement to merge. Under the terms of the merger agreement unanimously approved by the Boards of Directors of both companies, each of Morgan Stanley's common shares will be exchanged for 1.65 common shares of the Company. Morgan Stanley preferred shares outstanding at the date of the merger will be exchanged for preferred shares of the Company having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be a tax free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies. The Company has formally rescinded its remaining stock repurchase authorizations. The Company and Morgan Stanley are holding shareholders' meetings on May 28, 1997, at which time the shareholders of each company will vote on the merger.

                          DEAN WITTER, DISCOVER & CO.

3. RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers of financial assets made after December 31, 1996, except for certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of SFAS No. 125 had no material effect on the Company's financial position or results of operations.

  The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 replaces the current EPS categories of primary and fully diluted with "basic", which reflects no dilution from common stock equivalents, and "diluted", which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. For the three months ended March 31, 1997, basic EPS would have been $0.86, while diluted EPS would have been $0.81. For the three months ended March 31, 1996, basic EPS would have been $0.73, while diluted EPS would have been $0.71.

4. CONSUMER LOANS

  Consumer loans, classified as to type, were as follows (in millions).

                                                   MARCH 31,  DECEMBER 31,
                                                     1997         1996
                                                   ---------  ------------
Credit card....................................... $20,803.1     $22,062.0
Real estate-secured and other consumer
 installment......................................   1,234.1       1,203.8
                                                   ---------     ---------
Total.............................................  22,037.2      23,265.8
Less
  Unearned finance charges and unamortized loan
   discounts and fees.............................      70.8          77.6
  Allowance for loan losses.......................     818.8         815.3
                                                   ---------     ---------
Consumer loans, net............................... $21,147.6     $22,372.9
                                                   =========     =========

  Activity in the allowance for consumer loan losses was as follows (in millions).

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   -----------------------
                                                     1997         1996
                                                   ---------  ------------
Balance, beginning of period......................    $815.3        $721.8
Provision for loan losses.........................     375.4         225.0
Less deductions
  Charge-offs.....................................     418.3         249.8
  Recoveries......................................     (40.4)        (33.4)
                                                   ---------     ---------
    Net charge-offs...............................     377.9         216.4
                                                   ---------     ---------
Other(1)..........................................       6.0         (66.8)
                                                   ---------     ---------
Balance, end of period............................    $818.8        $663.6
                                                   =========     =========

--------
(1) Primarily reflects net transfers related to asset securitizations.

                          DEAN WITTER, DISCOVER & CO.

  Interest accrued on loans subsequently charged-off, recorded as a reduction of interest revenue, was $79.7 million and $41.5 million in the first quarters of 1997 and 1996.

  The Company received proceeds from asset securitizations of $2,619.9 million in the first quarter of 1996. The uncollected balances of consumer loans sold through securitizations were $13,258.6 million and $13,384.6 million at March 31, 1997 and December 31, 1996. The allowance for loan losses related to securitized loans, included in other liabilities and accrued expenses, was $443.3 million and $447.3 million at March 31, 1997 and December 31, 1996.

5. BORROWINGS

 Short-term borrowings

  Short-term borrowings consisted of the following (in millions).

                                                          MARCH 31, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
Commercial paper......................................... $3,929.3    $4,736.8
Other
  Bank borrowings........................................    451.5       410.3
  Federal funds purchased................................       --       458.8
  Bank notes.............................................       --       259.1
                                                          --------    --------
Total.................................................... $4,380.8    $5,865.0
                                                          ========    ========

  The weighted average interest rate on short-term borrowings, including the effects of interest rate contracts, was 5.61% and 5.55% at March 31, 1997 and December 31, 1996.

 Long-term borrowings

  Long-term borrowings, which consisted of senior long-term notes, net of unamortized discount, were as follows (in millions).

                                                          MARCH 31, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
Floating rate notes...................................... $3,839.2    $4,257.1
Fixed rate notes.........................................  3,409.4     3,409.1
Foreign denominated......................................    441.3       478.0
                                                          --------    --------
Total.................................................... $7,689.9    $8,144.2
                                                          ========    ========

  The weighted average interest rate on long-term borrowings, including the effects of interest rate contracts, was 5.98% and 6.02% at March 31, 1997 and December 31, 1996.

  In April 1997, the Company renewed its $4.0 billion senior bank credit facility. The facility expires in April 1998 and contains certain extension provisions. The Company currently plans to renew or replace this facility prior to its expiration. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of March 31, 1997, the Company had never borrowed from its senior bank credit facility.

                          DEAN WITTER, DISCOVER & CO.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

6. REGULATORY CAPITAL REQUIREMENTS

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk-weighted assets ("risk-weighted capital ratio"). At March 31, 1997, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  DWR, the Company's primary broker-dealer, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission ("SEC"). Under the alternative method permitted by this Rule, the required net capital, as defined, shall not be less than the greater of (a) one million dollars, (b) 2% of aggregate debit balances arising from client transactions pursuant to SEC Rule 15c3-3, or (c) 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The New York Stock Exchange, Inc. may also require a member organization to reduce its business if its net capital is less than the greater of (a) 4% of aggregate debit balances or (b) 6% of the funds required to be segregated, and may prohibit a member organization from expanding its business and declaring cash dividends if its net capital is less than the greater of (a) 5% of aggregate debit balances or (b) 7% of the funds required to be segregated. At March 31, 1997, DWR's net capital was $640.3 million and net capital in excess of the minimum required was $521.2 million. DWR's net capital was 21.4% of aggregate debit balances and 21.5% of funds required to be segregated.

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Dean Witter, Discover & Co.:

  We have reviewed the accompanying consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the management of Dean Witter, Discover & Co.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dean Witter, Discover & Co. and subsidiaries as of December 31, 1996 (presented herein), and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein); and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

New York, New York
April 30, 1997

                          DEAN WITTER, DISCOVER & CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                             RESULTS OF OPERATIONS

  The Company achieved record net income of $276.3 million in the first quarter of 1997, a 12% increase over the first quarter of 1996. Primary earnings per common share was $0.81 in the first quarter of 1997 compared to $0.71 in the first quarter of 1996. Fully diluted earnings per common share was $0.81 in the first quarter of 1997 compared to $0.70 in the first quarter of 1996.

  Net operating revenues increased 7% in the first quarter of 1997 from the first quarter of 1996 due to the effects of credit card fee and interest revenue enhancements made during 1996, higher average levels of consumer loans and higher levels of assets under management. These revenue increases were partially offset by increased levels of credit losses.

  Non-interest expenses increased 4% in the first quarter of 1997 from the first quarter of 1996 due to higher employee compensation and benefits expense.

RECENT EVENTS

  On February 5, 1997, the Company and Morgan Stanley Group Inc. ("Morgan Stanley") announced a definitive agreement to merge. Under the terms of the merger agreement unanimously approved by the Boards of Directors of both companies, each of Morgan Stanley's common shares will be exchanged for 1.65 common shares of the Company. Morgan Stanley preferred shares outstanding at the date of the merger will be exchanged for preferred shares of the Company having substantially identical terms. The transaction, which is expected to be completed in mid-1997, is intended to be a tax free exchange and accounted for as a pooling of interests and is subject to customary closing conditions, including certain regulatory approvals and the approval of shareholders of both companies. The Company has formally rescinded its remaining stock repurchase authorizations. The Company and Morgan Stanley are holding shareholders' meetings on May 28, 1997, at which time the shareholders of each company will vote on the merger.

                                CREDIT SERVICES

STATEMENTS OF INCOME (IN MILLIONS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                               1997      1996
                                                            --------- ---------
Merchant and cardmember fees............................... $   405.3 $   320.5
Servicing fees.............................................     208.6     200.3
Other......................................................       1.6       5.1
                                                            --------- ---------
  Total non-interest revenues..............................     615.5     525.9
                                                            --------- ---------
Interest revenue...........................................     789.4     675.2
Interest expense...........................................     294.2     275.1
                                                            --------- ---------
  Net interest income......................................     495.2     400.1
Provision for loan losses..................................     375.4     225.0
                                                            --------- ---------
  Net credit income........................................     119.8     175.1
                                                            --------- ---------
  Net operating revenues...................................     735.3     701.0
                                                            --------- ---------
Employee compensation and benefits.........................     139.5     124.2
Marketing and business development.........................     157.3     164.4
Information processing and communications..................     113.2     114.4
Facilities and equipment...................................      14.9      14.8
Other......................................................      76.5      85.8
                                                            --------- ---------
  Total non-interest expenses..............................     501.4     503.6
                                                            --------- ---------
Income before income taxes.................................     233.9     197.4
Income tax expense.........................................      87.7      73.1
                                                            --------- ---------
Net income................................................. $   146.2 $   124.3
                                                            ========= =========

  Credit Services net income increased 18% to $146.2 million in the first quarter of 1997 from the first quarter of 1996. The increase resulted from the effects of credit card fee and interest revenue enhancements made in 1996 and higher average levels of consumer loans partially offset by increased levels of credit losses.

  Non-Interest Revenues. Total non-interest revenues increased 17% in the first quarter of 1997 from the first quarter of 1996.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 26% in the first quarter of 1997 from the first quarter of 1996. The increase was due to higher overlimit, late payment and merchant fee revenues. Overlimit fees were implemented in March 1996 and the amount of the fee was increased in the fourth quarter of 1996. The increase in late payment fee revenues was due to an increase in the amount of the late payment fee charged, an increase in the incidence of late payments and a tightening, in the fourth quarter of 1996, of late payment fee terms. The increased incidence of late payments was attributable to a higher level of delinquent accounts and an increase in active credit card accounts. The increase in merchant fee revenue was due to growth in credit card transaction volume.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                               1997       1996
                                                           ---------  ---------
Merchant and cardmember fees.............................. $   109.8    $  47.0
Interest revenue..........................................     529.8      493.2
Interest expense..........................................    (203.2)    (189.0)
Provision for loan losses.................................    (227.8)    (150.9)
                                                           ---------  ---------
Servicing fees............................................ $   208.6  $   200.3
                                                           =========  =========

  Servicing fees increased 4% in the first quarter of 1997 from the first quarter of 1996. This increase was due to higher cardmember fees, as discussed previously, and a higher average level of securitized loans, partially offset by a higher rate of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit Services consumer loan and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market indexed variable rates. The Company incurs interest expense at fixed and floating rates to finance Credit Services assets. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and the related financing. Net interest income increased 24% in the first quarter of 1997 from the first quarter of 1996 due to a higher average level of consumer loans, a higher yield on consumer loans and a decline in the interest rates, including the effect of interest rate contracts, on the Company's borrowings. The higher yield on consumer loans was due to a shift in the mix of consumer loans to higher yielding fixed rate loans and the effect of interest revenue enhancements made in 1996, partially offset by higher charge-offs of interest revenue.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the three months ended March 31, 1997 and 1996 and changes in net interest income during those periods.

                                    TABLE 1

CREDIT SERVICES AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                     THREE MONTHS ENDED MARCH 31,
                           -----------------------------------------------------
                                     1997                       1996
                           -------------------------- --------------------------
                            AVERAGE                    AVERAGE
                            BALANCE   RATE   INTEREST  BALANCE   RATE   INTEREST
                           ---------  -----  -------- ---------  -----  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans..............  $19,183.9  14.12%  $667.8  $16,648.2  13.68%  $566.3
Other consumer loans.....    3,103.8  13.18    100.9    2,950.3  12.22     89.6
Investment securities....      219.7   5.28      2.9      328.6   5.37      4.4
Other....................    1,296.0   5.59     17.8    1,082.5   5.52     14.9
                           ---------          ------  ---------          ------
  Total interest earning
   assets................   23,803.4  13.45    789.4   21,009.6  12.93    675.2
Allowance for loan
 losses..................     (919.2)                    (673.1)
Non-interest earning
 assets..................    1,872.0                    1,355.9
                           ---------                  ---------
  Total assets...........  $24,756.2                  $21,692.4
                           =========                  =========
LIABILITIES & SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
 Savings.................  $ 1,045.0   4.40%  $ 11.3  $ 1,001.1   4.57%  $ 11.4
 Brokered................    3,748.0   6.73     62.2    3,156.7   7.12     55.9
 Other time..............    2,202.7   6.07     33.0    1,822.0   6.16     27.9
                           ---------          ------  ---------          ------
  Total interest bearing
   deposits..............    6,995.7   6.17    106.5    5,979.8   6.40     95.2
Other borrowings.........   12,856.0   5.92    187.7   11,563.7   6.26    179.9
                           ---------          ------  ---------          ------
  Total interest bearing
   liabilities...........   19,851.7   6.01    294.2   17,543.5   6.31    275.1
Shareholder's
 equity/other
 liabilities.............    4,904.5                    4,148.9
                           ---------                  ---------
  Total liabilities &
   shareholder's equity..  $24,756.2                  $21,692.4
                           =========                  =========
Net interest income......                     $495.2                     $400.1
                                              ======                     ======
Net interest margin......                       8.44%                      7.66%
Interest rate spread.....              7.44%                      6.62%

                                    TABLE 2

CREDIT SERVICES RATE/VOLUME ANALYSIS (IN MILLIONS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                             1997 VS 1996
                                                         ----------------------
                                                         INCREASE/(DECREASE)
                                                          DUE TO CHANGES IN
                                                         ----------------------
                                                         VOLUME   RATE   TOTAL
                                                         ------  ------  ------
INTEREST REVENUE
General purpose credit card loans....................... $81.8   $ 19.7  $101.5
Other consumer loans....................................   4.4      6.9    11.3
Investment securities...................................  (1.5)      --    (1.5)
Other...................................................   2.7      0.2     2.9
                                                                         ------
  Total interest revenue................................  85.2     29.0   114.2
                                                                         ------
INTEREST EXPENSE
Interest bearing deposits
 Savings................................................   0.4     (0.5)   (0.1)
 Brokered...............................................  10.1     (3.8)    6.3
 Other time.............................................   5.6     (0.5)    5.1
                                                                         ------
  Total interest bearing deposits.......................  15.5     (4.2)   11.3
Other borrowings........................................  19.1    (11.3)    7.8
                                                                         ------
  Total interest expense................................  34.5    (15.4)   19.1
                                                                         ------
Net interest income..................................... $51.6   $ 43.5  $ 95.1
                                                         =====   ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into effect both owned and securitized loans.

                                    TABLE 3

  SUPPLEMENTAL CREDIT SERVICES AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION
                             (DOLLARS IN MILLIONS)

                                        THREE MONTHS ENDED MARCH 31,
                             -----------------------------------------------------
                                       1997                       1996
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............  $35,624.7 14.78%  $1,298.5 $31,388.4 14.72%  $1,149.1
General purpose credit card
 loans.....................   31,676.5 14.85    1,159.9  27,455.9 14.89    1,016.3
Total interest earning
 assets....................   37,140.4 14.41    1,319.2  32,799.6 14.33    1,168.4
Total interest bearing
 liabilities...............   33,188.7  6.08      497.4  29,333.5  6.36      464.0
Consumer loan interest rate
 spread....................             8.70%                      8.36%
Interest rate spread.......             8.33                       7.97
Net interest margin........             8.97                       8.64

  Provision for Loan Losses. The provision for loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $818.8 million and $663.6 million at March

31, 1997 and 1996. The provision for loan losses is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable. The provision for loan losses increased 67% in the first quarter of 1997 from the first quarter of 1996 due to an increase in net charge-off rates. Net charge-offs as a percentage of average consumer loans outstanding increased to 6.88% in the first quarter of 1997 from 4.44% in the first quarter of 1996. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates that the Company believes is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that the trend may continue and the Company may experience a higher net charge-off rate for the full year 1997 compared to 1996. In 1996, the Company took steps to reduce the impact of this trend, including raising credit quality standards for new accounts, selectively reducing credit limits and increasing collection activity. The Company believes these credit quality improvements had a minimal impact in 1996, but believes they may have an increased effect in 1997. The Company's expectations about future charge-off rates and credit quality improvements are subject to uncertainties that could cause actual results to differ materially from what has been projected above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and vary throughout the year due to seasonal consumer spending and payment behaviors. The Company believes the increase in consumer loan delinquency rates at March 31, 1997 from prior periods was related to the industry-wide credit conditions discussed previously. The decline in the percentage of consumer loans past due 30 to 89 days as of March 31, 1997 from December 31, 1996 was due to the effects of a program that allowed selected cardmembers in good standing to defer payment one month. The following table presents delinquency and net charge-off rates with supplemental managed loan information.

CREDIT SERVICES ASSET QUALITY (DOLLARS IN MILLIONS)

                           MARCH 31, 1997        MARCH 31, 1996       DECEMBER 31, 1996
                         --------------------  --------------------  --------------------
                           OWNED     MANAGED     OWNED     MANAGED     OWNED     MANAGED
                         ---------  ---------  ---------  ---------  ---------  ---------
Consumer loans.......... $21,966.4  $35,225.0  $18,784.0  $31,045.9  $23,188.2  $36,572.8
Consumer loans
 contractually past due
 as a percentage of
 consumer loans
  30 to 89 days.........      3.61%      3.62%      3.66%      3.62%      4.25%      4.29%
  90 to 179 days........      2.93%      2.93%      2.39%      2.35%      2.81%      2.77%
Net charge-offs as a
 percentage of average
 consumer loans
 (year-to-date).........      6.88%      6.89%      4.44%      4.71%      5.19%      5.40%

  Non-Interest Expenses. Non-interest expenses remained level in the first quarter of 1997 from the first quarter of 1996.

  Employee compensation and benefits expense increased 12% in the first quarter of 1997 from the first quarter of 1996 due to an increase in the number of employees. Marketing and business development expense decreased 4% in the first quarter of 1997 from the first quarter of 1996. The decrease was due to lower mailing and promotional costs partially offset by an increase in Cardmember rewards expense. Cardmember rewards expense, which includes the Cashback Bonus(R) Award, increased due to continued growth in credit card transaction volume and increased cardmember qualification for higher award levels.

                                  SECURITIES

STATEMENTS OF INCOME (IN MILLIONS)

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
Commissions....................................................... $305.6 $300.7
Asset management and administration fees..........................  311.6  274.9
Principal transactions............................................  118.0  118.9
Investment banking................................................   79.5   64.7
Other.............................................................   27.0   19.7
                                                                   ------ ------
  Total non-interest revenues.....................................  841.7  778.9
                                                                   ------ ------
Interest revenue..................................................  197.1  186.2
Interest expense..................................................  120.7  115.6
                                                                   ------ ------
  Net interest income.............................................   76.4   70.6
Provision for losses on receivables...............................    3.0    3.0
                                                                   ------ ------
  Net credit income...............................................   73.4   67.6
                                                                   ------ ------
  Net operating revenues..........................................  915.1  846.5
                                                                   ------ ------
Employee compensation and benefits................................  476.8  446.1
Marketing and business development................................   29.4   27.5
Information processing and communications.........................   79.3   67.7
Facilities and equipment..........................................   49.1   46.4
Other.............................................................   59.9   55.8
                                                                   ------ ------
  Total non-interest expenses.....................................  694.5  643.5
                                                                   ------ ------
Income before income taxes........................................  220.6  203.0
Income tax expense................................................   90.5   81.5
                                                                   ------ ------
Net income........................................................ $130.1 $121.5
                                                                   ====== ======

  Securities net income increased 7% to $130.1 million in the first quarter of 1997 from the first quarter of 1996. The growth in net income was due to higher levels of assets under management and administration and continued emphasis on cost control.

  Commissions. Commission revenues arise from agency transactions in listed and over-the-counter ("OTC") equity securities, and sales of mutual funds, insurance products, futures and options. Commissions revenue remained level in the first quarter of 1997 from the first quarter of 1996 as higher revenues from OTC equity transactions and insurance sales were offset by lower revenues from futures transactions.

  Asset Management and Administration Fees. Asset management and administration fees include fund management fees, distribution-related fees and other administrative fees. Asset management and administration fees increased 13% in the first quarter of 1997 from the first quarter of 1996 due to higher fund management fees, 12b-1 distribution fees and Investment Consulting Services ("ICS") fees. Period end assets under management were a record $91.6 billion, an increase of 10% from March 31, 1996 and 2% from December 31, 1996. Average assets under management were 13% higher in the first quarter of 1997 than in the first quarter of 1996.

  Components of assets under management and administration were as follows (in billions)(1).

                                               MARCH 31, MARCH 31, DECEMBER 31,
                                                 1997      1996        1996
                                               --------- --------- ------------
Equity funds..................................   $38.4     $32.4      $38.1
Fixed income funds............................    23.5      24.6       24.1
Money market funds............................    26.6      23.7       24.7
Investment management services................     3.1       2.7        3.1
                                                 -----    ------      -----
Total assets under management and
 administration...............................   $91.6     $83.4      $90.0
                                                 =====    ======      =====
--------
(1) Excludes ICS assets of $11.1 billion and $9.5 billion at March 31, 1997 and
    1996, and $10.4 billion at December 31, 1996.

  Fund management fees arise from investment management services that the Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average net assets. Fund management fees increased 13% in the first quarter of 1997 from the first quarter of 1996 due to higher average asset levels.

  Components of fund management fees were as follows (in millions).

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1997        1996
                                                         --------- ------------
Equity funds............................................  $ 55.0      $44.3
Fixed income funds......................................    28.0       28.6
Money market funds......................................    20.1       18.2
                                                          ------      -----
Total fund management fees..............................  $103.1      $91.1
                                                          ======      =====

  The Company receives 12b-1 distribution fees for services it provides in promoting and distributing certain open-ended Dean Witter Funds. The fees are received from the funds and reimburse the Company for specific distribution, marketing and other related expenses incurred by the Company on the fund's behalf. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. 12b-1 distribution fees increased 12% in the first quarter of 1997 from the first quarter of 1996.

  ICS fees are derived from private portfolio management services arranged by the Company for individual investors and are affected by changes in the level of ICS assets. ICS fees increased 15% in the first quarter of 1997 from the first quarter of 1996.

  Principal Transactions. Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as a principal and gains and losses on securities held for resale. The Company holds securities for resale primarily to facilitate customer trading requirements. Principal transaction revenue remained level in the first quarter of 1997 compared to the first quarter of 1996 as higher revenues from fixed income securities were offset by a decline in revenue from OTC transactions.

  Investment Banking Revenues. Investment banking revenues are derived from the underwriting of public offerings of securities and fees from advisory services. Investment banking revenues increased 23% in the first quarter of 1997 from the first quarter of 1996. This increase was primarily attributable to increased underwriting activity.

  Net Credit Income. Net credit income consists primarily of interest revenue from customer margin loans less the cost of financing these loans, and credit losses. Net credit income is affected by the levels of margin loans, borrowings that finance these loans and market interest rates. Net credit income increased 9% in the first quarter of 1997 from the first quarter of 1996 due to higher levels of margin loans.

  Non-Interest Expense. Total non-interest expenses increased 8% in the first quarter of 1997 from the first quarter of 1996 due to higher employee compensation and benefits expense and information processing and communications expense. As a percentage of net operating revenues, total non-interest expenses was 75.9% in the first quarter of 1997 compared to 76.0% in the first quarter of 1996. Employee compensation and benefits expense increased 7% in the first quarter of 1997 from the first quarter of 1996 due to higher variable compensation related to increased revenues and profitability partially offset by lower recruitment costs. As a percentage of net operating revenues employee compensation and benefits expense decreased to 52.1% in the first quarter of 1997 from 52.7% in the first quarter in 1996. Information processing and communications expense increased 17% in the first quarter of 1997 from the first quarter of 1996. The first quarter of 1997 included additional expenses related to software development.

                             LIQUIDITY AND CAPITAL

LIQUIDITY

  The Company's liquidity policies are designed to provide funding for the Company's current and future business requirements and to ensure access to cost effective funding in all business environments. This is accomplished through diversification of funding sources, extension of funding terms and staggering of maturities. The Company expects that its future funding and refinancing requirements will be met through its traditional sources of funds which include senior long-term notes, asset securitizations, deposit taking, the issuance of asset-backed and unsecured commercial paper, bank notes, repurchase and securities lending agreements, short-term bank borrowings and the purchase of federal funds.

  Subsequent to the announcement of the Company's definitive merger agreement with Morgan Stanley, Moody's placed the Company's long-term borrowings on review for possible upgrade. S&P placed the Company's long-term and short-term borrowings on CreditWatch with positive implications.

  In April 1997, the Company renewed its $4.0 billion senior bank credit facility. The facility expires in April 1998 and contains certain extension provisions. The Company currently plans to renew or replace this facility prior to its expiration. This facility contains covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair its ability to pay its current level of dividends. As of March 31, 1997, the Company had never borrowed from its senior bank credit facility.

INTEREST RATE RISK

  The Company's interest rate risk policies are designed to reduce the volatility of earnings resulting from changes in interest rates. This is accomplished primarily through matched financing. The Company is exposed to the risk that changes in market interest rates will result in declines in net interest income and servicing fees. Matched financing reduces this risk by matching the repricing schedules of consumer loans and the related financing. When necessary, the Company utilizes interest rate contracts to achieve its matched financing objectives. Interest rate contracts include interest rate swaps, cost of funds agreements and interest rate caps. Under interest rate exchange agreements, which include interest rate swaps and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate cap agreements effectively establish a maximum interest rate on certain of the Company's floating rate financings. Interest rate swap and cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Cost of funds agreements are entered into as part of agreements pursuant to which the Company provides private label credit card processing services to certain of its merchant clients.

  Notional amounts of interest rate exchange agreements outstanding were as follows (in millions).

                                                        MARCH 31, DECEMBER 31,
                                                          1997        1996
                                                        --------- ------------
Agreements that converted the interest rate on
 financing:
From fixed to floating................................. $5,021.3    $5,021.3
From floating to fixed.................................  1,178.9     1,182.8
From floating to floating..............................    225.0       275.0
                                                        --------    --------
                                                        $6,425.2    $6,479.1
                                                        ========    ========

  In addition to the interest rate exchange agreements described above, the Company has entered into foreign currency exchange agreements on its foreign denominated borrowings. These agreements hedge the Company's exposure to currency fluctuations and primarily converted the repricing characteristics of the related foreign denominated borrowings to floating US indexed rates. At March 31, 1997 and December 31, 1996, $492.2 million of these agreements were outstanding.

CAPITAL

  The Company's shareholders' equity increased to $5,460.3 million at March 31, 1997 from $5,164.4 million at December 31, 1996. At March 31, 1997,
$3,904.1 million of the Company's shareholders' equity was invested in the equity of its subsidiaries. The remainder of the Company's shareholders' equity was advanced to its subsidiaries to finance their operations.

  For purposes of evaluating the financial performance of its segments, the Company's shareholders' equity was allocated as follows at March 31, 1997:
Credit Services, $3,058.9 million; Securities, $1,457.3 million.

  Prior to the announcement of its definitive agreement to merge with Morgan Stanley, the Company purchased shares of its common stock under a general stock repurchase program and for issuance in connection with the Company's equity-based compensation plans. The Company ceased open market purchases of its common stock at the time of the merger announcement. The Company's Board of Directors has since formally rescinded the Company's remaining stock purchase authorizations. Prior to February 5, 1997, the Company purchased 0.8 million shares of its common stock. In the first quarter of 1997, the Company reissued 5.9 million shares of its common stock, which had been held in treasury, under the terms of employee compensation plans.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, twenty-four market makers, including Dean Witter Reynolds Inc., resolved an investigation by the U.S. Department of Justice of possible anti-competitive practices in the over-the-counter securities market by agreeing, without trial or adjudication, to the entry of an Order and Stipulation filed in the United States District Court for the Southern District of New York on July 17, 1996. The Order and Stipulation requires certain ongoing undertakings including the appointment of an antitrust compliance officer to monitor trading practices and assure continued compliance with the antitrust laws. The Order and Stipulation was entered and so ordered by the District Court on April 22, 1997.

  In connection with the NASDAQ Action reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on April 14, 1997 the district court granted the plaintiff's motion to include institutional investors in the previously-certified class.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(B) REPORTS ON FORM 8-K

  Form 8-K dated January 22, 1997 reporting Items 5 and 7.

  Form 8-K dated February 4, 1997 reporting Items 5 and 7.

  Form 8-K dated February 4, 1997 reporting Items 5 and 7.

  Form 8-K dated February 20, 1997 reporting Items 5 and 7.

  Form 8-K dated February 27, 1997 reporting Items 5 and 7.

  Form 8-K dated February 28, 1997 reporting Items 5 and 7.

  Form 8-K dated April 15, 1997 reporting Items 5 and 7.

  Form 8-K dated April 17, 1997 reporting Items 5 and 7.

  Form 8-K dated April 17, 1997 reporting Items 5 and 7.

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

Date: April 30, 1997

                                 EXHIBIT INDEX

                          DEAN WITTER, DISCOVER & CO.

                          QUARTER ENDED MARCH 31, 1997

                                     DESCRIPTION
                                     -----------
 10.1 $4.0 Billion Credit Agreement, dated April 14, 1997, between Dean Witter,
      Discover & Co. and Morgan Guaranty Trust Company of New York, The Chase
      Manhattan Bank and other banks named therein.
 10.2 Dean Witter, Discover & Co., Employees' Equity Accumulation Plan, as
      amended April 7, 1997.
   11 Computation of earnings per share.
   12 Computation of ratio of earnings to fixed charges.
   15 Letter of awareness from Deloitte & Touche llp, dated April 30, 1997, concerning unaudited interim financial information.
   27 Financial Data Schedule.