Form 10-Q
period 1997-05-31
MORGAN STANLEY DEAN WITTER DISCOVER & CO
filed 1997-07-15
CIK 895421

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-11758

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ----------------

              DELAWARE                            36-3145972
      (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

            1585 BROADWAY                            10036
            NEW YORK, NY                          (ZIP CODE)
        (ADDRESS OF PRINCIPAL
         EXECUTIVE OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 761-4000
                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 27, 1997 there were 586,983,199 shares of Registrant's Common Stock, par value $.01 per share, outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                  MAY 31, 1997

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--May 31, 1997
     (unaudited) and Fiscal Year End 1996.................................   1
    Condensed Consolidated Statements of Income--Three and Six Months
     Ended May 31, 1997 and 1996 (unaudited)..............................   2
    Condensed Consolidated Statements of Cash Flows--Six Months Ended May
     31, 1997 and 1996 (unaudited)........................................   3
    Notes to Condensed Consolidated Financial Statements (unaudited)......   4
    Independent Accountants' Report.......................................  11
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  14
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  30
  Item 4. Submission of Matters to a Vote of Security Holders.............  30
  Item 6. Exhibits and Reports on Form 8-K................................  31

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                      AT FISCAL
                                                            MAY 31,   YEAR END
                                                             1997       1996
                                                          ----------- ---------
                                                          (UNAUDITED)
                         ASSETS
Cash and cash equivalents...............................   $  4,331   $  6,544
Cash and securities deposited with clearing organiza-
 tions or segregated under federal and other regulations
 (including securities at fair value of $4,515 at May
 31, 1997 and $3,759 at fiscal year end 1996 )..........      6,178      5,209
Financial instruments owned:
 U.S. government and agency securities..................     13,032     12,032
 Other sovereign government obligations.................     21,606     19,473
 Corporate and other debt...............................     19,923     16,899
 Corporate equities.....................................     16,595     12,662
 Derivative contracts...................................     11,137     11,220
 Physical commodities...................................        215        375
Securities purchased under agreements to resell.........     67,819     64,021
Securities borrowed.....................................     58,193     43,546
Receivables:
 Consumer loans (net of allowances of $821 at May 31,
  1997 and $802 at fiscal year end 1996)................     20,322     21,262
 Customers, net.........................................     14,537      8,600
 Brokers, dealers and clearing organizations............      3,021      5,421
 Fees, interest and other...............................      4,711      3,981
Office facilities, at cost (less accumulated deprecia-
 tion and amortization of $1,177 at May 31, 1997 and
 $1,060 at fiscal year end 1996)........................      1,655      1,681
Other assets............................................      6,709      5,934
                                                           --------   --------
Total assets............................................   $269,984   $238,860
                                                           ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings........   $ 23,999   $ 26,326
Deposits................................................      7,575      7,213
Financial instruments sold, not yet purchased:
 U.S. government and agency securities..................     13,100     11,395
 Other sovereign government obligations.................     14,304      6,513
 Corporate and other debt...............................      1,530      1,176
 Corporate equities.....................................     14,253      8,900
 Derivative contracts...................................      9,487      9,982
 Physical commodities...................................         74        476
Securities sold under agreements to repurchase..........     89,503     86,863
Securities loaned.......................................     16,033     12,907
Payables:
 Customers..............................................     24,399     22,062
 Brokers, dealers and clearing organizations............      6,399      1,820
 Interest and dividends.................................      3,103      1,678
Other liabilities and accrued expenses..................      7,172      6,340
Long-term borrowings....................................     25,898     22,642
                                                           --------   --------
                                                            256,829    226,293
                                                           --------   --------
Capital Units...........................................        999        865
                                                           --------   --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock........................................        877      1,223
 Common stock(1) ($0.01 par value, 1,750,000,000 shares
  authorized, 602,834,714 and 611,314,509 shares
  issued, 586,342,798 and 572,682,876 shares
  outstanding at May 31, 1997 and at fiscal year end
  1996).................................................          6          6
 Paid-in capital(1).....................................      3,760      4,007
 Retained earnings......................................      8,039      7,477
 Cumulative translation adjustments.....................         (9)       (11)
                                                           --------   --------
   Subtotal.............................................     12,673     12,702
 Note receivable related to sale of preferred stock to
  ESOP..................................................        (77)       (78)
 Common stock held in treasury, at cost(1) ($0.01 par
  value, 16,491,916 and 38,631,633 shares at May 31,
  1997 and at fiscal year end 1996).....................       (432)    (1,005)
 Stock compensation related adjustments.................         (8)        83
                                                           --------   --------
   Total shareholders' equity...........................     12,156     11,702
                                                           --------   --------
Total liabilities and shareholders' equity..............   $269,984   $238,860
                                                           ========   ========

--------
(1) Historical amounts have been restated to reflect the Company's two-for-one stock split.

         See Notes to the Condensed Consolidated Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                     THREE MONTHS             SIX MONTHS
                                     ENDED MAY 31,           ENDED MAY 31,
                                ----------------------- -----------------------
                                   1997        1996        1997        1996
                                ----------- ----------- ----------- -----------
                                      (UNAUDITED)             (UNAUDITED)
Investment banking............. $       581 $       604 $     1,103 $     1,062
Principal transactions
  Trading......................         722         680       1,591       1,503
  Investments..................         136          38         192          31
Commissions....................         484         463         974         911
Fees
  Asset management,
   distribution and
   administration..............         610         430       1,197         820
  Merchant and cardmember......         424         354         860         684
  Servicing....................         186         182         386         378
Interest and dividends.........       3,197       2,830       6,566       5,644
Other..........................          36          37          67          66
                                ----------- ----------- ----------- -----------
 Total revenues................       6,376       5,618      12,936      11,099
Interest expense...............       2,478       2,251       5,187       4,515
Provision for consumer loan
 losses........................         378         238         755         485
                                ----------- ----------- ----------- -----------
  Net revenues.................       3,520       3,129       6,994       6,099
                                ----------- ----------- ----------- -----------
Compensation and benefits......       1,505       1,314       2,995       2,572
Occupancy and equipment........         127         119         255         239
Brokerage, clearing and
 exchange fees.................         113          78         208         155
Information processing and
 communications................         267         241         537         469
Marketing and business
 development...................         274         247         562         483
Professional services..........          99          73         192         142
Other..........................         178         167         360         349
Merger related costs...........          74         --           74         --
                                ----------- ----------- ----------- -----------
  Total non-interest expenses..       2,637       2,239       5,183       4,409
                                ----------- ----------- ----------- -----------
Income before income taxes.....         883         890       1,811       1,690
Income tax expense.............         356         322         713         629
                                ----------- ----------- ----------- -----------
Net income..................... $       527 $       568 $     1,098 $     1,061
                                =========== =========== =========== ===========
Preferred stock dividend
 requirements.................. $        18 $        17 $        37 $        33
                                =========== =========== =========== ===========
Earnings applicable to common
 shares(1)..................... $       509 $       551 $     1,061 $     1,028
                                =========== =========== =========== ===========
Earnings per common share(2)
  Primary...................... $      0.85 $      0.92 $      1.78 $      1.71
                                =========== =========== =========== ===========
  Fully diluted................ $      0.83 $      0.90 $      1.74 $      1.68
                                =========== =========== =========== ===========
Average common shares
 outstanding(2)
  Primary...................... 598,282,535 597,949,948 595,600,065 600,468,484
                                =========== =========== =========== ===========
  Fully diluted................ 611,724,590 610,894,787 609,524,101 614,316,613
                                =========== =========== =========== ===========

--------
(1) Amounts shown are used to calculate primary earnings per common share.
(2) Historical share and per share amounts have been restated to reflect the Company's two-for-one stock split.

         See Notes to the Condensed Consolidated Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                               SIX MONTHS
                                                              ENDED MAY 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities
  Net income............................................... $  1,098  $  1,061
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Non-cash charges included in net income................      782       576
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and other
       regulations.........................................     (978)   (1,116)
      Financial instruments owned, net of financial
       instruments sold, not yet purchased.................    5,659     7,319
      Securities borrowed, net of securities loaned........  (11,596)  (10,815)
      Receivables and other assets.........................   (4,822)   (2,903)
      Payables and other liabilities.......................    9,524     3,168
                                                            --------  --------
Net cash used for operating activities.....................     (333)   (2,710)
                                                            --------  --------
Cash flows from investing activities
  Net payments for:
    Property, equipment and leasehold improvements.........      (52)      (76)
    Purchase of Miller Anderson & Sherrerd, LLP, net of
     cash acquired.........................................      --       (200)
    Net principal disbursed on consumer loans..............   (1,773)   (4,163)
    Purchases of consumer loans............................      --         (5)
    Sales of consumer loans................................      --      3,951
    Other investing activities.............................      (29)      (42)
                                                            --------  --------
Net cash used for investing activities.....................   (1,854)     (535)
                                                            --------  --------
Cash flows from financing activities
  Net proceeds related to short-term borrowings............      780     2,434
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell.........   (2,547)     (710)
  Proceeds from
    Issuance of common stock...............................       62        99
    Issuance of long-term borrowings.......................    5,612     5,871
    Issuance of Capital Units..............................      134       --
  Payments for
    Repurchases of common stock............................     (124)     (824)
    Repayments of long-term borrowings.....................   (2,261)   (2,310)
    Redemption of cumulative preferred stock...............     (345)      --
    Cash dividends.........................................     (179)     (148)
                                                            --------  --------
Net cash provided by financing activities..................    1,132     4,412
                                                            --------  --------
Elimination of Dean Witter, Discover & Co.'s net cash
 activity for the month of December 1996 and 1995..........   (1,158)     (542)
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......   (2,213)      625
Cash and cash equivalents, at beginning of period..........    6,544     3,936
                                                            --------  --------
Cash and cash equivalents, at end of period................ $  4,331  $  4,561
                                                            ========  ========

         See Notes to the Condensed Consolidated Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. (the "Company"). In conjunction with the Merger, the Company issued 260,861,078 shares of its common stock, as each share of Morgan Stanley common stock then outstanding was converted into
1.65 shares of the Company's common stock (the "Exchange Ratio"). In addition, each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of the Company. The Merger was treated as a tax free exchange.

 The Company

  The condensed consolidated financial statements include the accounts of Morgan Stanley, Dean Witter, Discover & Co. and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Dean Witter Reynolds Inc. ("DWR"), Dean Witter InterCapital Inc., and NOVUS Credit Services Inc.

  The Company, through its subsidiaries, provides a wide range of financial securities services on a global basis and provides credit and transaction services nationally. Its securities and asset management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending. The Company's credit and transaction services businesses include the operation of the NOVUS(R) Network, a proprietary network of merchant and cash access locations, and the issuance of proprietary general purpose credit cards. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined. The fiscal year end 1996 shareholders' equity data reflects the accounts of the Company as if the preferred and additional common stock had been issued during all periods presented.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the three and six month periods ended May 31, 1997 and 1996 and as of May 31, 1997 reflect the change in fiscal year-end. Fiscal year end 1996 data combines Dean Witter Discover's historical information as of December 31, 1996 and Morgan Stanley's historical information as of November 30, 1996.

  The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions regarding certain trading inventory valuations, consumer loan loss levels, the potential outcome of litigation and other matters that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

  Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

  The condensed consolidated financial statements should be read in conjunction with the Company's supplemental consolidated financial statements and notes thereto for the fiscal year ended 1996 included in the Company's Current Report on Form 8-K dated May 31, 1997 and filed on June 2, 1997 (the "Form 8-K"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

  The combined and separate results of operations for Dean Witter Discover and Morgan Stanley during the periods preceding the Merger were as follows (in millions):

                                                     THREE MONTHS   SIX MONTHS
                                                     ENDED MAY 31, ENDED MAY 31,
                                                     ------------- -------------
                                                      1997   1996   1997   1996
                                                     ------ ------ ------ ------
   Net Revenues
     Dean Witter Discover........................... $1,638 $1,601 $3,318 $3,122
     Morgan Stanley.................................  1,882  1,528  3,676  2,977
                                                     ------ ------ ------ ------
       Combined..................................... $3,520 $3,129 $6,994 $6,099
                                                     ====== ====== ====== ======
   Net Income
     Dean Witter Discover........................... $  217 $  267 $  472 $  487
     Morgan Stanley.................................    310    301    626    574
                                                     ------ ------ ------ ------
       Combined..................................... $  527 $  568 $1,098 $1,061
                                                     ====== ====== ====== ======

  In connection with the Merger, the Company incurred pre-tax costs of $74 million ($63 million after-tax) in the second fiscal quarter of 1997. These costs consisted primarily of proxy solicitation costs, severance costs, financial advisory and accounting fees, legal and regulatory filing fees.

  Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the consolidated statements of income as interest revenue or expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Reverse repurchase and repurchase agreements are presented net-by-counterparty, when appropriate.

  Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried in the consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities which do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

  Loans made in connection with merchant banking and investment banking activities are carried at cost plus accrued interest less reserves, if deemed necessary, for estimated losses.

  The Company has entered into various contracts as hedges against specific assets, liabilities or anticipated transactions. These contracts include interest rate swap, foreign exchange forward, foreign currency exchange, cost of funds and interest rate cap agreements. The Company uses interest rate and currency swaps to manage the interest rate and currency exposure arising from certain borrowings and to match the refinancing characteristics of consumer loans with the borrowings that fund these loans. For contracts that are designated as hedges of the Company's assets and liabilities, gains and losses are deferred and recognized as adjustments to interest revenue or expense over the remaining life of the underlying assets or liabilities. For contracts that are hedges of asset securitizations, gains and losses are recognized as adjustments to servicing fees. Gains and losses resulting from the termination of hedge contracts prior to their stated maturity are recognized ratably over the remaining life of the instrument being hedged. The Company also uses foreign exchange forward contracts to manage the currency exposure relating to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations.

 Earnings Per Share

  The calculations of earnings per common share are based on the weighted average number of common shares and share equivalents outstanding and gives effect to preferred stock dividend requirements. Per share and share amounts have been restated to reflect the Company's two-for-one stock split effective January 14, 1997, as well as the additional shares issued to Morgan Stanley shareholders pursuant to the Exchange Ratio.

 Accounting Pronouncements

  As of January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers of financial assets made after December 31, 1996, except for certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of the enacted provisions of SFAS No. 125 had no material effect on the Company's financial position or results of operations. The Company is currently evaluating the impact of the deferred provisions of SFAS No. 125.

  The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 replaces the current EPS categories of primary and fully diluted with "basic", which reflects no dilution from common stock equivalents, and "diluted", which reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The adoption of SFAS No. 128 would not have had, and is not expected to have, a material effect on the Company's EPS calculation.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for the reporting and display of comprehensive income and disclosure requirements related to segments.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

2. CONSUMER LOANS

  Activity in the allowance for consumer loan losses was as follows (in millions).

                                                 THREE MONTHS     SIX MONTHS
                                                 ENDED MAY 31,   ENDED MAY 31,
                                                 --------------  --------------
                                                  1997    1996    1997    1996
                                                 ------  ------  ------  ------
Balance, beginning of period.................... $  809  $  643  $  781  $  685
Provision for loan losses.......................    378     238     755     485
Less deductions
  Charge-offs...................................    415     264     817     511
  Recoveries....................................    (42)    (39)    (82)    (69)
                                                 ------  ------  ------  ------
    Net charge-offs.............................    373     225     735     442
                                                 ------  ------  ------  ------
Other(1)........................................      7     (13)     20     (85)
                                                 ------  ------  ------  ------
Balance, end of period.......................... $  821  $  643  $  821  $  643
                                                 ======  ======  ======  ======

--------
(1) Primarily reflects net transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $85 million and $160 million in the second fiscal quarter of 1997 and six months ended May 31, 1997 and $39 million and $78 million in the second fiscal quarter of 1996 and six months ended May 31, 1996.

  The Company received proceeds from asset securitizations of $1,047 million and $3,667 million in the second fiscal quarter and six months ended May 31, 1996. The uncollected balances of consumer loans sold through securitizations were $13,024 million and $13,197 million at May 31, 1997 and fiscal year end 1996. The allowance for loan losses related to securitized loans, included in other liabilities and accrued expenses, was $440 million and $445 million at May 31, 1997 and fiscal year end 1996.

3. LONG-TERM BORROWINGS

  Long-term borrowings at May 31, 1997 scheduled to mature within one year aggregated $5,392 million.

  During the six month period ended May 31, 1997, the Company issued senior notes aggregating $5,771 million, including non-U.S. dollar currency notes aggregating $1,079 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 6.1% at May 31, 1997; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for fiscal years ending are as follows: 1997, $12 million; 1998, $779 million; 1999, $946 million; 2000, $732 million; 2001, $74 million; and thereafter, $3,228 million. In the six month period ended May 31, 1997, $2,261 million of senior long-term notes matured.

  On June 2, 1997, the Company's shelf registration statement for $7 billion of additional debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units, became effective.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

4. PREFERRED STOCK AND CAPITAL UNITS

  Preferred stock is composed of the following issues:

                                        SHARES OUTSTANDING
                                                AT              BALANCE AT
                                        ------------------- -------------------
                                                   FISCAL
                                         MAY 31,  YEAR END  MAY 31, FISCAL YEAR
                                          1997      1996     1997    END 1996
                                        --------- --------- ------- -----------
                                                                (DOLLARS IN
                                                                 MILLIONS)
ESOP Convertible Preferred Stock, liq-
 uidation preference $35.88............ 3,675,445 3,699,302  $132     $  133
Series A Fixed/Adjustable Rate Cumula-
 tive Preferred Stock,
 stated value $200..................... 1,725,000 1,725,000   345        345
7 -3/4% Cumulative Preferred Stock,
 stated value $200..................... 1,000,000 1,000,000   200        200
7 -3/8% Cumulative Preferred Stock,
 stated value $200..................... 1,000,000 1,000,000   200        200
8.88% Cumulative Preferred Stock,
 stated value $200.....................       --    975,000   --         195
8 -3/4% Cumulative Preferred Stock,
 stated value $200.....................       --    750,000   --         150
                                                             ----     ------
Total..................................                      $877     $1,223
                                                             ====     ======

  Each issue of outstanding preferred stock ranks in parity with all other outstanding preferred stock of the Company.

  During the first fiscal quarter of 1997, the Company redeemed all 975,000 shares of its 8.88% Cumulative Preferred Stock at a redemption price of $201.632 per share, which reflects the stated value of $200 per share together with an amount equal to all dividends accrued and unpaid to, but excluding, the redemption date.

  During the second fiscal quarter of 1997, the Company redeemed all 750,000 shares of its 8- 3/4% Cumulative Preferred Stock at a redemption price of $200 per share.

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2013 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock.

5. COMMON STOCK AND SHAREHOLDERS' EQUITY

  In conjunction with the Merger, the Company increased the number of authorized common shares to 1,750 million and changed the number of authorized preferred shares to 30 million.

  Prior to the consummation of the Merger, both Morgan Stanley and Dean Witter Discover rescinded their respective outstanding share repurchase authorizations. At the time of the Merger, 5,902,751 shares of Morgan Stanley common stock which had been held in treasury was retired.

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodities Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $1,971 million at May 31, 1997 which exceeded the amount required by $1,631 million. DWR's net capital totaled $627 million at May 31, 1997 which exceeded the amount required by $516 million. MSIL, a London-based broker dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At May 31, 1997, the leverage ratio and risk-weighed capital ratio of each of the Company's FDIC insured financial institutions exceeded these and all other regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

6. ACQUISITION AND DISPOSITION

  On April 3, 1997, the Company acquired the institutional global custody business of Barclays PLC ("Barclays"). The amount of consideration for this business is to be fixed over a period of time based on account retention. The transaction involved approximately $254 billion of assets administered by Barclays. Barclays has agreed to provide global subcustodial services to the Company for a period of time after completion of the acquisition.

  In May 1997, the Company announced plans for the sale of the DWR institutional futures business to Banque Indosuez. The Company does not expect this sale to have a material effect on results of operations or financial position.

7. CONTINGENT LIABILITIES

  In the normal course of business, the Company has been named as a defendant in various lawsuits and has been involved in certain investigations and proceedings. Some of these matters involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

8. DERIVATIVE CONTRACTS AND OTHER COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in its trading activities and in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these financial instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Investments", and Note 8 to the supplemental consolidated financial statements for the fiscal year ended 1996, included in the Form 8-K.

  These derivative instruments involve varying degrees of off-balance sheet market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition, which, as described in Note 1, are recorded at fair value, representing the cost of replacing those instruments.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  The Company's exposure to credit risk with respect to these derivative instruments at any point in time is represented by the fair value of the contracts reported as assets. These amounts are presented on a net-by-counterparty basis (when appropriate), but are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

  The credit quality of the Company's trading-related derivatives at May 31, 1997 and fiscal year end 1996 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          COLLATERALIZED OTHER NON-
                                                          NON-INVESTMENT INVESTMENT
                           AAA      AA      A      BBB        GRADE        GRADE     TOTAL
                          ------  ------  ------  ------  -------------- ---------- -------
MAY 31, 1997                                  (DOLLARS IN MILLIONS)
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  575  $1,707  $1,878  $  465       $ 17         $278    $ 4,920
Foreign exchange forward
 contracts and options..     547   1,322     537      93         --          129      2,628
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      88      48      50       5         --            3        194
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........     906     685     381     153        291           14      2,430
Commodity forwards,
 options and swaps......      90     300     205     224          3          143        965
                          ------  ------  ------  ------       ----         ----    -------
  Total.................  $2,206  $4,062  $3,051  $  940       $311         $567    $11,137
                          ======  ======  ======  ======       ====         ====    =======
Percent of total........      20%     37%     27%      8%         3%           5%       100%
                          ======  ======  ======  ======       ====         ====    =======
AT FISCAL YEAR END 1996
Interest rate and cur-
 rency swaps and options
 (including caps, floors
 and swap options) and
 other fixed income se-
 curities contracts.....  $  792  $1,445  $2,018  $  696       $ 31         $183    $ 5,165
Foreign exchange forward
 contracts and options..     727     824     539      28         --           50      2,168
Mortgage-backed securi-
 ties forward contracts,
 swaps and options......      66      65      64      19         --            5        219
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,074     274     408      60        426           43      2,285
Commodity forwards, op-
 tions and swaps........      95     318     318     280         72          300      1,383
                          ------  ------  ------  ------       ----         ----    -------
 Total..................  $2,754  $2,926  $3,347  $1,083       $529         $581    $11,220
                          ======  ======  ======  ======       ====         ====    =======
Percent of total........      24%     26%     30%     10%         5%           5%       100%
                          ======  ======  ======  ======       ====         ====    =======

  A substantial portion of the Company's securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its merchant banking and other principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk created in its businesses through a variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company's review of the financial condition and credit ratings of its counterparties.

  See also the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" in the Form 8-K for discussions of the Company's risk management policies and procedures for its securities businesses.

  The Company had approximately $5.0 billion and $3.4 billion of letters of credit outstanding at May 31, 1997 and at fiscal year end 1996 to satisfy various collateral requirements.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley, Dean Witter, Discover & Co.

  We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley, Dean Witter, Discover & Co. and subsidiaries as of May 31, 1997, and the related condensed consolidated statements of income for the three and six month periods ended May 31, 1997 and 1996, and cash flows for the six month periods ended May 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley, Dean Witter, Discover & Co. We were furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended February 28, 1997, which statements reflect total revenues of $4,076 million and $3,308 million for the three month periods ended February 28, 1997 and February 29, 1996, respectively. We were also furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended May 31, 1996, which statements reflect total revenues of $3,393 million and $6,701 million for the three and six month periods ended May 31, 1996, respectively.

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

  Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the supplemental consolidated statement of financial condition of Morgan Stanley, Dean Witter, Discover & Co. and subsidiaries as of fiscal year 1996, and the related supplemental consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), included in Morgan Stanley, Dean Witter, Discover & Co.'s Current Report on Form 8-K dated May 31, 1997 and filed on June 2, 1997; and in our report dated May 31, 1997, we expressed an unqualified opinion on those supplemental consolidated financial statements based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

New York, New York
July 15, 1997

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Morgan Stanley Group Inc.

  We have reviewed the condensed consolidated statement of financial condition of Morgan Stanley Group Inc. and subsidiaries as of February 28, 1997 and the related condensed consolidated statements of income for the three-month periods ended February 28, 1997 and February 29, 1996, and the condensed consolidated statements of cash flows for the three-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Group Inc. as of November 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated January 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                          /s/ Ernst & Young LLP

New York, New York
March 27, 1997

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Morgan Stanley Group Inc.

  We have reviewed the condensed consolidated statement of financial condition of Morgan Stanley Group Inc. and subsidiaries as of May 31, 1996 and the related condensed consolidated statements of income for the three-month and six-month periods ended May 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Group Inc. as of November 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the ten month period then ended (not presented herein) and in our report dated January 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                          /s/ Ernst & Young LLP

New York, New York
July 2, 1996

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

INTRODUCTION

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time, Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. (the "Company"). In conjunction with the Merger, each share of Morgan Stanley common stock then outstanding was converted into 1.65 shares of the Company's common stock (the "Exchange Ratio"), and each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of the Company. The Merger was treated as a tax free exchange.

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined. The fiscal year end 1996 shareholders' equity data reflects the accounts of the Company as if the preferred and additional common stock had been issued during all periods presented.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the three and six month periods ended May 31, 1997 and 1996 and as of May 31, 1997 reflect the change in fiscal year-end. Fiscal year end 1996 data combines Dean Witter Discover's historical information as of December 31, 1996 and Morgan Stanley's historical information as of November 30, 1996.

RESULTS OF OPERATIONS

  The Company's results of operations may be materially affected by market fluctuations and by economic factors. The Company's securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into mutual funds, and the size, number and timing of transactions or assignments (including realization of returns from the Company's principal and merchant banking investments). In the Company's credit and transaction services business, changes in economic variables may substantially affect consumer loan growth and credit quality. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a national and international nature, including economic and market conditions; the availability of capital; the level and volatility of interest rates; currency values and other market indices; the availability of credit; inflation; and legislative and regulatory developments. Such factors may also have an impact on the Company's ability to achieve its strategic objectives, including (without limitation) profitable global expansion.

  The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition in the securities business from other sources, such as commercial banks, insurance companies, mutual fund groups and other companies offering financial services. As a result of recent or pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks and retail securities firms has increased and may continue to increase in the near future. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. Competitive factors also affect the Company's success in attracting and retaining clients and assets by its ability to meet investors' saving and investment needs through consistency of investment performance and access to financial products and advice. In the credit and transaction services industry, competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups.

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, managing risks, evaluating credit product pricing and monitoring costs will continue to affect the overall financial results of the Company. In addition, the two complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

  The favorable market and economic conditions that characterized fiscal 1996 have continued into the first half of fiscal 1997, although the financial markets experienced a slowdown in the beginning of the second fiscal quarter, partly driven by investor concerns regarding a potentially higher level of inflation due to rising wages, a low unemployment rate, and strong industrial production. In response to concerns of inflation and a fast growing U.S. economy, the Federal Reserve Board raised the overnight lending rate by .25% in March 1997. In spite of this development, the financial markets demonstrated resilience as heavy cash inflows into mutual funds, better than expected corporate earnings, moderate economic growth and indications of lower inflationary pressures continued.

  The Company's net income of $527 million and $1,098 million in the second fiscal quarter and six month period ended May 31, 1997 represented a decrease of 7% from the second fiscal quarter of 1996 and an increase of 4% from the six month period ended May 31, 1996. Fully diluted earnings per common share were $0.83 and $1.74 in the second fiscal quarter and six month period ended May 31, 1997 compared to $0.90 and $1.68 in the comparable periods of fiscal 1996. The second fiscal quarter of 1997 net income included $63 million of merger related costs. These costs consisted primarily of proxy solicitation costs, severance costs, financial advisory and accounting fees, legal and regulatory filing fees. Excluding these merger related costs, net income would have increased 4% and 9% in the second fiscal quarter and six month period ended May 31, 1997 from the comparable periods of fiscal 1996, and fully diluted earnings per common share would have been $0.94 and $1.85.

  The increase in net income in the second fiscal quarter and six month period ended May 31, 1997, excluding the merger related costs, from the comparable periods of 1996 was due to higher revenues from securities activities, assets under management and credit card fees partially offset by higher credit card net charge-offs and non-interest expenses. Securities and asset management revenues were favorably impacted in the six month period ended May 31, 1997 by the economic and market conditions described above. Additionally, both periods of fiscal 1997 include the earnings of VK/AC Holding Inc., the parent of Van Kampen American Capital, Inc. ("VKAC"), which was acquired in the fourth quarter of fiscal 1996. Credit and Transaction Services net revenues were impacted by rising credit losses which were offset by higher average levels of consumer loans and pricing actions taken by the Company in fiscal 1996.

                        SECURITIES AND ASSET MANAGEMENT
STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                   THREE MONTHS    SIX MONTHS
                                                   ENDED MAY 31, ENDED MAY 31,
                                                   ------------- --------------
                                                    1997   1996   1997    1996
                                                   ------ ------ ------- ------
Investment banking................................ $  581 $  604 $ 1,103 $1,062
Principal transactions:
 Trading..........................................    722    680   1,591  1,503
 Investments......................................    136     38     192     31
Commissions.......................................    476    463     965    911
Asset management, distribution and administration
 fees.............................................    610    430   1,197    820
Interest and dividends............................  2,416  2,167   5,018  4,322
Other.............................................     33     36      62     65
                                                   ------ ------ ------- ------
  Total revenues..................................  4,974  4,418  10,128  8,714
Interest expense..................................  2,191  2,004   4,617  3,996
                                                   ------ ------ ------- ------
  Net revenues....................................  2,783  2,414   5,511  4,718
                                                   ------ ------ ------- ------
Compensation and benefits.........................  1,369  1,195   2,724  2,332
Occupancy and equipment...........................    112    105     225    211
Brokerage, clearing and exchange fees.............    109     78     204    155
Information processing and communications.........    149    126     291    245
Marketing and business development................    100     74     196    139
Professional services.............................     83     65     158    120
Other.............................................    114     84     240    194
                                                   ------ ------ ------- ------
  Total non-interest expenses.....................  2,036  1,727   4,038  3,396
                                                   ------ ------ ------- ------
Income before income taxes .......................    747    687   1,473  1,322
Income tax expense................................    286    248     567    491
                                                   ------ ------ ------- ------
Net income........................................ $  461 $  439 $   906 $  831
                                                   ====== ====== ======= ======

  Securities net revenues of $2,783 million and $5,511 million in the second fiscal quarter and six month period ended May 31, 1997 represented an increase of 15% and 17% from the comparable periods of fiscal 1996. Securities net income of $461 million and $906 million in the second fiscal quarter and six month period ended May 31, 1997 represented an increase of 5% and 9% from the comparable periods of fiscal 1996. The increases in both periods reflected higher levels of asset management, distribution and administration fees and increased principal transaction trading and investment revenues, partially offset by higher incentive-based compensation and non-interest expenses. In the following discussion, amounts for the three and six month periods ended May 31, 1996 are given in parentheses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the second fiscal quarter declined to $581 million ($604 million), primarily reflecting lower levels of equity underwriting revenues due to the decreased levels of market activity, partially offset by continued strength in merger and acquisition transactions. Fixed income underwriting revenues were comparable to the prior year quarter. Revenues from issuances of investment grade debt increased, benefiting from market liquidity and investor demand for long duration securities. This was offset by a decline in revenues from global high yield debt issuances, primarily resulting from lower transaction volume. Equity financing revenues decreased, primarily due to a lower volume of equity offerings as compared to the very strong levels of the prior year quarter, which included some of the most significant transactions of fiscal 1996. Revenues from merger, acquisition and restructuring activities increased, primarily due to the extremely robust global market for these transactions. Merger and acquisition activity was diversified across many industries, with the financial services, food and beverage, health care and public utility sectors contributing the greatest level of activity. Revenues from real estate transactions also increased as compared to the second quarter of fiscal 1996.

  In the six month period ended May 31, 1997, investment banking revenues continued to benefit from strong volumes in the primary markets as well as a significant level of global merger, acquisition and restructuring transactions. Investment banking revenues increased to $1,103 million ($1,062 million), primarily reflecting higher levels of debt underwriting revenues, partially offset by lower revenues from equity underwritings and merger, acquisition and restructuring transactions.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal, and gains and losses on securities held for resale, including derivatives, increased in the second fiscal quarter to $722 million ($680 million).

  Fixed income trading revenues decreased in the second fiscal quarter from the comparable prior year period, resulting from lower revenues from government and corporate bond trading. The quarter's results were impacted by economic indicators which continued to highlight the strength of the U.S. economy. This data heightened investors' inflationary concerns, created uncertainty regarding the Federal Reserve Board's interest rate policy, and contributed to lower levels of trading volume and interest rate volatility. In addition, the elections in France and other developments in Europe raised uncertainty with respect to the approaching European Monetary Union ("EMU").

  Equity trading revenues in the second fiscal quarter were comparable to the strong level of revenues recorded in the second fiscal quarter of 1996. Revenues from equity derivatives trading decreased due to lower levels of market volatility. These results were offset by higher revenues from European cash trading, driven by a strong primary calendar and higher levels of customer activity as the major European exchanges achieved new records during the quarter.

  Trading revenues from commodity products in the second fiscal quarter were also comparable to prior year levels. Revenues from energy products and natural gas increased due to fluctuating prices and continued volatility in these markets, resulting from higher than normal crude oil inventory levels and unseasonably cold weather in the Northeast during the quarter. These increases were offset by lower revenues from trading in commodity derivatives and precious metals.

  Foreign exchange trading revenues in the second fiscal quarter increased significantly from the comparable period of fiscal 1996, attaining a second consecutive record level of quarterly revenues. The increase was primarily attributable to a greater volume of client transactions and increased volatilities in the foreign exchange markets as the U.S. dollar strengthened during the beginning of the quarter due to a positive outlook for U.S. economic growth. The U.S. dollar also benefited from a disappointing outlook on European growth, uncertainty regarding the timing of the EMU and the strength of the "Euro" (the proposed replacement for the European Currency
Unit), and pessimism surrounding Japan's economic and political condition.

  Principal transaction investment gains aggregating $136 million were recognized in the second fiscal quarter ($38 million), primarily in connection with increases in the carrying value of certain merchant banking investments. The majority of this increase was related to an increase in the carrying value of the Company's holdings of Fort Howard Corp., which announced that it will merge with James River Corp.

  Principal transaction trading revenues in the six month period ended May 31, 1997 were $1,591 million ($1,503 million). Equity trading revenues were comparable to prior year levels, as higher revenues from equity cash products were offset by lower revenues from equity derivatives trading. Equity cash products continued to benefit from high trading volumes, strong customer demand, and significant infusions of cash into equity mutual funds. Fixed income trading revenues were also comparable to prior year levels, benefiting from strong customer transaction volumes and volatility in the fixed income markets, particularly during the first fiscal quarter of 1997. Commodities trading revenues remained strong, as revenues from energy products and natural gas benefited from market volatility and weather conditions. Revenues from foreign exchange trading increased significantly, primarily driven by the strengthening of the U.S. dollar and high levels of market volatility.

  Principal transaction investment revenues aggregating $192 million ($31 million) were recognized during the six month period ended May 31, 1997, primarily reflecting revenues related to the increase in the carrying value of the Company's holdings of Fort Howard Corp., as well as real estate investment gains.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased to $476 million ($463 million) in the second fiscal quarter. In U.S. markets, the Company benefited from continued strong market share coupled with high volumes of securities transactions. Trading volume also increased in Europe, as the major European exchanges achieved new records during the quarter. Revenues were also impacted by continued cash flows into the equity markets and from the rebalancing of customer portfolios as investors sought to capitalize on robust equity markets.

  Commission revenues in the six month period ended May 31, 1997 increased to $965 million ($911 million), principally reflecting increased customer activity in the global markets for equity securities, as well as continued inflows of funds into the equity markets from investors.

 Asset Management, Distribution and Administration Fees

  Asset management and administration revenues include fees for asset management services, including fund management fees which are received for investment management and for promoting and distributing mutual funds ("12b-1 fees"), other administrative fees and non-interest revenues earned from correspondent clearing and custody services. Fund management fees arise from investment management services the Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average daily net assets. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended funds. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. The Company also receives fees from investment management services provided to segregated customer accounts pursuant to various contractual arrangements.

  Asset management and administration revenues increased significantly in the second fiscal quarter to $610 million ($430 million), reflecting the Company's continued emphasis on these businesses. The majority of the increase is attributable to revenues from VKAC, which was acquired by the Company on October 31, 1996. Higher fund management and 12b-1 fees as well as increased revenues from international equity, emerging market and U.S. domestic equity and fixed income products resulting from inflows of client assets and market appreciation, also had a favorable impact on these revenues.

  In the six month period ended May 31, 1997, asset management and administration revenues increased significantly to $1,197 million ($820 million), primarily attributable to revenues associated with VKAC, higher 12b-1 fees, increased revenues from international equity and emerging markets products and continued growth in customer assets under management and administration.

  Customer assets under management or supervision increased to $303 billion ($204 billion), including $61 billion associated with the acquisition of VKAC as well as continued inflows of new assets and appreciation in the value of existing customer portfolios.

  Customer assets under administration increased to $410 billion ($130 billion). Approximately $254 billion of this increase is attributable to the Company's acquisition of the institutional global custody business of Barclays PLC ("Barclays") on April 3, 1997, for consideration to be fixed over a period of time. Appreciation in the value of customer portfolios and additional assets placed under custody with the Company, including new customer accounts as well as additional assets from existing customers, also contributed to the growth in assets under administration.

 Net Interest

  Net interest and dividend revenues increased to $225 million ($163 million) in the second fiscal quarter. Interest and dividend revenues rose to $2,416 million ($2,167 million), and interest expense increased to $2,191 million ($2,004 million), principally reflecting growth in interest-bearing assets and liabilities. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

  Net interest and dividend revenues were $401 million ($326 million) in the six month period ended May 31, 1997. Interest and dividend revenues rose to $5,018 million ($4,322 million) and interest expense increased to $4,617 million ($3,996 million). As noted in the quarter to quarter comparison of net interest above, interest and dividend revenues and expense reflect principal trading strategies and should be viewed in the broader context of principal trading and investment banking results.

 Non-Interest Expenses

  Total non-interest expenses increased to $2,036 million ($1,727 million) in the second fiscal quarter. Within that total, compensation and benefits expense increased $174 million to $1,369 million ($1,195 million), principally reflecting increased incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $104 million to $558 million. Approximately $40 million of this increase was attributable to expenses associated with VKAC. Brokerage, clearing and exchange fees increased $31 million, primarily related to the acquisitions of VKAC and the institutional global custody business of Barclays. Occupancy and equipment expenses increased $7 million, primarily related to the occupancy costs of VKAC and increased office space in New York. Marketing and business development expenses increased $26 million, reflecting increased travel and entertainment costs as the Company continues to develop new business, as well as advertising costs associated with VKAC's retail mutual funds. Professional services expenses increased $18 million, primarily reflecting higher consulting costs associated with information technology initiatives and the Company's increased global business activities, coupled with expenses associated with VKAC. Information processing and communications expenses increased $23 million, primarily due to the impact of increased rates for certain data services, additional employees hired during fiscal 1996, and the incremental expenses of VKAC. Other expenses increased $30 million, which includes $10 million of goodwill amortization related to the acquisition of VKAC. The increase also reflects the Company's higher level of business activity and incremental expenses of VKAC.

  In the six month period ended May 31, 1997, total non-interest expenses increased to $4,038 million ($3,396 million). Within that total, employee compensation and benefits expense increased to $2,724 million ($2,332 million), principally reflecting increased incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased to $1,110 million ($909 million). Approximately $79 million of this increase was attributable to the expenses of VKAC. Brokerage, clearing and exchange fees increased $49 million, primarily reflecting the acquisition of VKAC and the institutional global custody business of Barclays, as well as increased securities trading volumes. Occupancy and equipment expense increased $14 million, primarily reflecting the occupancy costs of VKAC. Marketing and business development expenses increased $57 million, reflecting higher travel and entertainment costs as well as advertising costs associated with VKAC's retail mutual funds. Professional services expenses increased $38 million, reflecting higher consulting costs as a result of information technology initiatives and the increased level of overall business activity. Information processing and communications expense increased $46 million, reflecting higher data services costs, incremental costs related to VKAC and increased headcount. Other expenses increased by $46 million primarily as a result of goodwill amortization associated with the acquisition of VKAC, as well as the impact of a higher level of business activity on various operating expenses.

                        CREDIT AND TRANSACTION SERVICES

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                    THREE MONTHS   SIX MONTHS
                                                    ENDED MAY 31, ENDED MAY 31,
                                                    ------------- -------------
                                                     1997   1996   1997   1996
                                                    ------ ------ ------ ------
Fees
  Merchant and cardmember.......................... $  424 $  354 $  860 $  684
  Servicing........................................    186    182    386    378
Commissions........................................      8     --      9     --
Other..............................................      3      1      5      1
                                                    ------ ------ ------ ------
  Total non-interest revenues......................    621    537  1,260  1,063
                                                    ------ ------ ------ ------
Interest revenue...................................    781    663  1,548  1,322
Interest expense...................................    287    247    570    519
                                                    ------ ------ ------ ------
  Net interest income..............................    494    416    978    803
Provision for consumer loan losses.................    378    238    755    485
                                                    ------ ------ ------ ------
  Net credit income................................    116    178    223    318
                                                    ------ ------ ------ ------
  Net revenues.....................................    737    715  1,483  1,381
                                                    ------ ------ ------ ------
Compensation and benefits..........................    136    119    271    240
Occupancy and equipment............................     15     14     30     28
Brokerage, clearing and exchange fees..............      4     --      4     --
Information processing and communications..........    118    115    246    224
Marketing and business development.................    174    173    366    344
Professional services..............................     16      8     34     22
Other..............................................     64     83    120    155
                                                    ------ ------ ------ ------
  Total non-interest expenses......................    527    512  1,071  1,013
                                                    ------ ------ ------ ------
Income before income taxes.........................    210    203    412    368
Income tax expense.................................     81     74    157    138
                                                    ------ ------ ------ ------
Net income......................................... $  129 $  129 $  255 $  230
                                                    ====== ====== ====== ======

  Credit and Transaction Services net income remained level in the second fiscal quarter compared to the second fiscal quarter of 1996 and increased 11% in the six month period ended May 31, 1997 compared to the six month period ended May 31, 1996. In the second fiscal quarter, increases in non-interest revenues and net interest income due to credit card fee and interest revenue enhancements introduced in fiscal 1996 and higher average levels of consumer loans were offset by increased credit losses. The increase in net income in the six month period ended May 31, 1997 was due to the effects of credit card fee and interest revenue enhancements and higher average levels of consumer loans, partially offset by increased credit losses and higher non-interest expenses.

  Non-Interest Revenues. Total non-interest revenues increased 16% and 19% in the second fiscal quarter and six month period ended May 31, 1997 from the comparable periods of fiscal 1996.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 20% and 26% in the second fiscal quarter and six month period ended May 31, 1997 from the comparable periods of fiscal 1996. The increase was due to higher overlimit, late payment and merchant fee revenues. Overlimit fees were implemented in March 1996 and the amount of the fee was increased in the fourth fiscal quarter of 1996. The increase in late payment fee revenues was due to an increase in the incidence of late payments and a tightening, in the fourth fiscal quarter of 1996, of late payment fee terms. The increased incidence of late payments was attributable to a higher level of delinquent accounts. The increase in merchant fee revenue was due to growth in credit card transaction volume.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess net cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees.

  The table below presents the components of servicing fees (dollars in millions).

                                                       THREE
                                                      MONTHS       SIX MONTHS
                                                       ENDED         ENDED
                                                      MAY 31,       MAY 31,
                                                    ------------  -------------
                                                    1997   1996    1997   1996
                                                    -----  -----  ------  -----
Merchant and cardmember fees....................... $ 105  $  63  $  216  $ 107
Interest revenue...................................   518    487   1,036    955
Interest expense...................................  (204)  (197)   (407)  (374)
Provision for consumer loan losses.................  (233)  (171)   (459)  (310)
                                                    -----  -----  ------  -----
Servicing fees..................................... $ 186  $ 182  $  386  $ 378
                                                    =====  =====  ======  =====

  Servicing fees remained level in the second fiscal quarter and the six month period ended May 31, 1997 from the comparable periods of fiscal 1996. In both periods, higher cardmember fees, as discussed previously, and a higher average level of securitized loans were offset by a higher rate of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit and Transaction Services consumer loan and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and the related financing. Net interest income increased 19% and 22% in the second fiscal quarter and the six month period ended May 31, 1997 from the comparable periods of fiscal 1996 due to higher average levels of consumer loans and a decline in interest rates, including the effect of interest rate contracts, on the Company's borrowings. A higher yield on consumer loans, which resulted from a shift in the mix of consumer loans to higher yielding fixed rate loans and the effect of interest revenue enhancements made in fiscal 1996, was offset by higher charge-offs of interest revenue.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the second fiscal quarter and six month period ended May 31, 1997 and the comparable periods of fiscal 1996 and changes in net interest income during those periods.

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                 THREE MONTHS ENDED MAY 31,
                        -------------------------------------------------
                                 1997                     1996
                        ------------------------ ------------------------
                        AVERAGE                  AVERAGE
                        BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                        -------  -----  -------- -------  -----  --------
ASSETS
Interest earning
 assets:
General purpose credit
 card loans............ $19,098  14.20%   $684   $16,083  14.37%   $581
Other consumer loans...   1,839  15.57      72     1,800  13.73      62
Investment securities..     188   5.39       2       260   5.15       4
Other..................   1,488   6.08      23     1,120   5.72      16
                        -------           ----   -------           ----
  Total interest
   earning assets......  22,613  13.70     781    19,263  13.68     663
Allowance for loan
 losses................    (909)                    (640)
Non-interest earning
 assets................   1,738                    1,325
                        -------                  -------
  Total assets......... $23,442                  $19,948
                        =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing
 liabilities:
Interest bearing
 deposits
 Savings............... $ 1,013   4.05%   $ 10   $ 1,015   4.57%   $ 12
 Brokered..............   4,035   6.69      68     3,202   7.04      57
 Other time............   2,207   6.15      34     1,866   6.03      28
                        -------           ----   -------           ----
  Total interest
   bearing deposits....   7,255   6.15     112     6,083   6.32      97
Other borrowings.......  11,451   6.05     175     9,803   6.10     150
                        -------           ----   -------           ----
  Total interest
   bearing liabilities.  18,706   6.09     287    15,886   6.18     247
Shareholder's
 equity/other
 liabilities...........   4,736                    4,062
                        -------                  -------
  Total liabilities &
   shareholder's
   equity.............. $23,442                  $19,948
                        =======                  =======
Net interest income....                   $494                     $416
                                          ====                     ====
Net interest margin....                   8.66%                    8.58%
Interest rate spread...           7.61%                    7.50%

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                  SIX MONTHS ENDED MAY 31,
                        -------------------------------------------------
                                 1997                     1996
                        ------------------------ ------------------------
                        AVERAGE                  AVERAGE
                        BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                        -------  -----  -------- -------  -----  --------
ASSETS
Interest earning
 assets:
General purpose credit
 card loans............ $19,227  14.16%  $1,357  $16,673  13.91%  $1,160
Other consumer loans...   1,904  15.33      146    1,830  13.68      125
Investment securities..     186   5.65        5      286   5.34        8
Other..................   1,363   5.93       40    1,007   5.82       29
                        -------          ------  -------          ------
  Total interest
   earning assets......  22,680  13.69    1,548   19,796  13.36    1,322
Allowance for loan
 losses................    (880)                    (658)
Non-interest earning
 assets................   1,749                    1,349
                        -------                  -------
  Total assets......... $23,549                  $20,487
                        =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing
 liabilities:
Interest bearing
 deposits
 Savings............... $ 1,025   4.33%  $   22  $ 1,005   4.57%  $   23
 Brokered..............   3,890   6.71      130    3,193   7.09      113
 Other time............   2,187   6.10       67    1,837   6.12       56
                        -------          ------  -------          ------
  Total interest
   bearing deposits....   7,102   6.18      219    6,035   6.38      192
Other borrowings.......  11,749   6.00      351   10,458   6.24      327
                        -------          ------  -------          ------
  Total interest
   bearing liabilities.  18,851   6.07      570   16,493   6.29      519
Shareholder's
 equity/other
 liabilities...........   4,698                    3,994
                        -------                  -------
  Total liabilities &
   shareholder's
   equity.............. $23,549                  $20,487
                        =======                  =======
Net interest income....                  $  978                   $  803
                                         ======                   ======
Net interest margin....                    8.65%                    8.11%
Interest rate spread...           7.62%                    7.07%

RATE/VOLUME ANALYSIS (IN MILLIONS)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                               MAY 31, 1997 VS 1996      MAY 31, 1997 VS 1996
                               -----------------------   -----------------------
                               INCREASE/(DECREASE)       INCREASE/(DECREASE)
                                DUE TO CHANGES IN         DUE TO CHANGES IN
                               -----------------------   -----------------------
                               VOLUME   RATE    TOTAL    VOLUME   RATE    TOTAL
                               -------  -----   ------   -------  ------  ------
INTEREST REVENUE
General purpose credit card
 loans........................  $  111  $  (8)  $  103    $  174  $   23  $  197
Other consumer loans..........       1      9       10         5      16      21
Investment securities.........      (2)    --       (2)       (3)     --      (3)
Other.........................       5      2        7        10       1      11
                                                ------                    ------
  Total interest revenue......     115      3      118       189      37     226
                                                ------                    ------
INTEREST EXPENSE
Interest bearing deposits
 Savings......................      --     (2)      (2)       --      (1)     (1)
 Brokered.....................      15     (4)      11        25      (8)     17
 Other time...................       5      1        6        11      --      11
                                                ------                    ------
  Total interest bearing
   deposits...................      19     (4)      15        34      (7)     27
Other borrowings..............      25     --       25        39     (15)     24
                                                ------                    ------
  Total interest expense......      44     (4)      40        72     (21)     51
                                                ------                    ------
Net interest income...........  $   71    $ 7   $   78    $  117  $   58  $  175
                                ======  =====   ======    ======  ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans.

    SUPPLEMENTAL AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN
                                   MILLIONS)

                                         THREE MONTHS ENDED MAY 31,
                             -----------------------------------------------------
                                       1997                       1996
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............   $34,032  14.85%   $1,274   $30,215  14.89%   $1,131
General purpose credit card
 loans.....................    31,524  14.72     1,169    27,746  14.88     1,038
Total interest earning
 assets....................    35,709  14.44     1,299    31,594  14.48     1,150
Total interest bearing
 liabilities...............    31,802   6.13       491    28,218   6.26       444
Consumer loan interest rate
 spread....................             8.72                       8.63
Interest rate spread.......             8.31                       8.22
Net interest margin........             8.98                       8.89
                                          SIX MONTHS ENDED MAY 31,
                             -----------------------------------------------------
                                       1997                       1996
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............   $34,277  14.85%   $2,538   $30,042  14.92%   $2,240
General purpose credit card
 loans.....................    31,703  14.74     2,331    27,554  14.90     2,053
Total interest earning
 assets....................    35,826  14.47     2,584    31,334  14.54     2,277
Total interest bearing
 liabilities...............    31,997   6.12       977    28,030   6.37       893
Consumer loan interest rate
 spread....................             8.73                       8.55
Interest rate spread.......             8.35                       8.17
Net interest margin........             9.00                       8.84

  Provision for Consumer Loan Losses. The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $821 million and $643 million at May 31, 1997 and 1996. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 59% and 56% in the second fiscal quarter and six month period ended May 31, 1997 from the comparable periods of fiscal 1996 due to an increase in net charge-off rates. Net charge-offs as a percentage of average consumer loans outstanding increased to 7.07% and 6.97% in the second fiscal quarter and six month period ended May 31, 1997 from 5.00% and 4.77% in the comparable periods of fiscal 1996. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates that the Company believes is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that this trend may continue and the Company may experience a higher net charge-off rate for fiscal 1997 as compared to fiscal 1996. In fiscal 1996, the Company took steps to reduce the impact of this trend, including raising credit quality standards for new accounts, selectively reducing credit limits and increasing collection activity. The Company believes the improved credit quality standards and collection activity, while having a lesser impact in fiscal 1996, may have an increased effect in fiscal 1997. The Company's expectations about future charge-off rates and credit quality improvements are subject to uncertainties that could cause actual results to differ materially from what has been projected above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and vary throughout the year due to seasonal consumer spending and payment behaviors. The Company believes the increase in consumer loan delinquency rates at May 31, 1997 from May 31, 1996 was related to the industry-wide credit conditions discussed previously. The following table presents delinquency and net charge-off rates with supplemental managed loan information.

ASSET QUALITY (DOLLARS IN MILLIONS)

                                     MAY 31,
                         ----------------------------------  FISCAL YEAR END
                              1997              1996              1996
                         ----------------  ----------------  ----------------
                          OWNED   MANAGED   OWNED   MANAGED   OWNED   MANAGED
                         -------  -------  -------  -------  -------  -------
Consumer loans.......... $21,143  $34,167  $18,146  $30,806  $22,064  $35,261
Consumer loans
 contractually past due
 as a percentage of
 consumer loans
  30 to 89 days.........    4.24%    4.20%    3.61%    3.64%    4.42%    4.41%
  90 to 179 days........    2.77%    2.70%    2.21%    2.15%    2.89%    2.82%
Net charge-offs as a
 percentage of average
 consumer loans
 (year-to-date).........    6.97%    6.98%    4.77%    5.00%    6.23%    6.47%

  Non-Interest Expenses. Non-interest expenses remained level in the second fiscal quarter and increased 6% in the six month period ended May 31, 1997 from the comparable periods of fiscal 1996.

  Employee compensation and benefits expense increased 14% and 13% in the second fiscal quarter and six month period ended May 31, 1997 from the comparable periods of fiscal 1996 due to an increase in the number of employees. Marketing and business development expense remained level in the second fiscal quarter of fiscal 1997 and increased 6% in the six month period ended May 31, 1997 from the comparable periods of fiscal 1996. In the second fiscal quarter, lower promotional expenses were offset by an increase in Cardmember rewards expense. The increase in the six month period ended May 31, 1997 was due to higher Cardmember rewards expense. Cardmember rewards expense, which includes the Cashback Bonus(R) Award, increased due to continued growth in credit card transaction volume and increased cardmember qualification for higher award levels.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total assets increased from $238.9 billion at fiscal year end 1996 to $270.0 billion at May 31, 1997, primarily reflecting growth in financial instruments owned, resale agreements, securities borrowed and customer receivables. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

  The Company's senior management and Finance and Risk Committee, which includes senior officers from each of the major capital commitment areas, among other things, establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, allocates capital among business activities of the Company, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure the stability of the Company's funding base and to provide adequate financing sources over a wide range of potential credit ratings and market environments.

  The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating as well as its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and therefore may, in the future, expand or contract its capital base to address the changing needs of its businesses. The Company has also returned internally generated equity capital which is in excess of the needs of its businesses through common stock repurchases and dividends.

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities segment is raised through diverse sources. These include the Company's capital, including equity and long-term debt; medium-term notes; internally generated funds; repurchase agreements; U.S., Canadian, French and Euro commercial paper; letters of credit; unsecured bond borrows; German Schuldschein loans; securities lending; buy/sell agreements; municipal re-investments; master notes; and committed and uncommitted lines of credit. Repurchase transactions and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

  The funding sources utilized for the Company's Credit and Transaction Services segment include asset securitizations, commercial paper, medium-term notes, long-term borrowings, deposits, asset-backed commercial paper, Fed Funds and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. Riverwoods Funding Corporation ("RFC"), an entity included in the consolidated financial statements of the Company, issues asset-backed commercial paper.

  The Company's bank subsidiaries solicit deposits from consumers, purchase federal funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificate of deposit accounts sold directly to cardmembers and savings deposits from DWR clients. Brokered deposits consist primarily of certificates of deposit issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposit. The Company, through Greenwood Trust Company, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

  The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies. The volume of the Company's borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of the Company's securities inventories and overall market conditions. Availability and cost of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, the Company's credit ratings and the overall availability of credit.

  The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of financing generally are dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions. The Merger has not had, and the Company does not expect that the Merger will have, a material impact on the cost and availability of its financing or its business activities.

  As of June 30, 1997, the Company's credit ratings were as follows:

                                             COMMERCIAL  SENIOR
                                               PAPER      DEBT
                                            ------------ ------
         Moody's Investors Service......... P-1           A1
         Standard & Poor's................. A-1           A+
         IBCA.............................. A1+           AA-
         Thomson BankWatch................. TBW-1         AA
         Dominion Bond Rating Service(1)... R-1 (middle)  n/a
         Duff & Phelps(2).................. D-1           A+
         Fitch(2).......................... F-1+          AA-

--------
(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.
(2) These ratings were assigned to Dean Witter Discover before the merger.

  As the Company continues its global expansion and as revenues are increasingly derived from various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in a number of different currencies because weakness in any particular currency is often offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

  During the six month period ended May 31, 1997, the Company issued senior notes aggregating $5,771 million, including non-U.S. dollar currency notes aggregating $1,079 million. These notes have maturities from 1997 to 2017 and a weighted average coupon interest rate of 6.1%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. At May 31, 1997 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $42.6 billion.

  On June 2, 1997, the Company's shelf registration statement for $7 billion of additional debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units, became effective.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "Morgan Stanley Facility"). Under the terms of the credit agreement, the banks are committed to provide up to $2.5 billion. The Company has assumed the Morgan Stanley Facility as part of the Merger.

  The Company also maintains a second senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "DWD Facility"). Under the terms of the credit agreement the banks are committed to provide up to $4.0 billion. As of second fiscal quarter end 1997, the Company has never borrowed from the DWD Facility. In April 1997, DWD renewed this facility which expires in April 1998.

  The Morgan Stanley Facility and the DWD Facility both contain covenants that require the Company to maintain minimum net worth requirements and specified financial ratios. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. Prior to the closing of the Merger, the Morgan Stanley Facility and the DWD Facility were amended to conform such facilities to insure that they remain effective subsequent to the closing of the Merger and to accommodate the Company's post-Merger business activities and financing needs. The Company expects that a new credit facility of the Company will replace the Morgan Stanley Facility and the DWD Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of this facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.5 billion.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited, the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.55 billion available in 12 major currencies.

  RFC also maintains a $2.1 billion senior bank credit facility to support the issuance of asset-backed commercial paper (the "RFC Facility").

  The Company anticipates that it will utilize the Morgan Stanley Facility, the DWD Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time. RFC anticipates that it will utilize its facility for short-term funding from time to time.

  At May 31, 1997, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.7 billion, and goodwill and other intangible assets of $1.5 billion, are illiquid. In addition, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At May 31, 1997, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $110 million, and its aggregate investment in publicly held companies was $414 million.

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at May 31, 1997 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $1,972 million.

  In addition, at May 31, 1997, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,378 million (a substantial portion of which was subordinated debt) with not more than 6%, 14% and 14% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging markets loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and merchant banking activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At May 31, 1997, the Company had three commitments to provide an aggregate of $292 million and had four loans in the aggregate amount of $282 million outstanding in connection with its securitized debt and high yield underwriting activities. Subsequent to this date, the Company entered into one additional commitment to provide $67 million of financing.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At May 31, 1997, the aggregate value of senior secured loans and positions held by the Company was $360 million, and aggregate senior secured loan commitments were $66 million.

  At May 31, 1997, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $11.1 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The following developments have occurred with respect to certain matters previously reported in (i) Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, (ii) Dean Witter Discover's Annual Report on Form 10-K for the year ended December 31, 1996, (iii) Morgan Stanley's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1997,
(iv) Dean Witter Discover's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and (v) the Joint Proxy Statement/Prospectus of Morgan Stanley and Dean Witter Discover dated April 11, 1997 (the "Joint Proxy Statement").

  MGN Pension Trustees Ltd., et al. v. Morgan Stanley Trust Company. The action has been settled.

  Department of Justice NASDAQ Investigation. On May 21, 1997, certain intervenors appealed a portion of the Order and Stipulation, and the District Court entered an order staying certain portions of the Order and Stipulation pending the appeal.

  Term Trust Class Actions. In the Keeley Action, motions by the defendants for judgment on the pleadings were denied by the court on June 23, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The annual meeting of stockholders of Dean Witter Discover and a special meeting of stockholders of Morgan Stanley were each held on May 28, 1997.

  (b) The Dean Witter Discover stockholders voted on proposals to (1) adopt the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of April 10, 1997, between Dean Witter Discover and Morgan Stanley,
(2) elect directors, (3) ratify the appointment of Deloitte & Touche LLP as independent auditors and (4) approve the Dean Witter Discover Employees' Equity Accumulation Plan (the "EEAP"). The vote of the Dean Witter Discover stockholders resulted in the approval of the Merger Agreement, the ratification of the appointment of the independent auditors and the approval of the EEAP. In addition, all nominees for election to the board were elected to the terms of office set forth in the Joint Proxy Statement. The Morgan Stanley stockholders voted on a proposal to adopt the Merger Agreement which was also approved. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below.

                              DEAN WITTER DISCOVER

                         ANNUAL MEETING OF STOCKHOLDERS

                                                 AGAINST/              BROKER
                                        FOR      WITHHELD   ABSTAIN   NON-VOTE
                                    ----------- ---------- --------- ----------
Approval of the Merger Agreement:   283,826,530  2,603,192 1,874,639 16,846,697
Election of Directors:
Nominee:
 Philip J. Purcell................. 301,120,996  3,213,769         *          *
 Thomas C. Schneider............... 301,296,038  3,038,727         *          *
 Edward A. Brennan................. 298,193,864  6,140,901         *          *
 C. Robert Kidder.................. 301,296,279  3,038,486         *          *
 Miles L. Marsh.................... 301,231,285  3,103,480         *          *
 Michael A. Miles.................. 301,146,657  3,188,108         *          *
 Clarence B. Rogers, Jr. .......... 299,313,460  5,021,305         *          *
Ratification of Independent
 Auditors:                          301,860,670  1,451,888 1,838,500          *
Approval of the Dean Witter
 Discover Employees' Equity
 Accumulation Plan................. 197,401,066 85,258,315 5,643,754 16,847,923

                 MORGAN STANLEY SPECIAL MEETING OF STOCKHOLDERS

Approval of the Merger Agreement:   139,273,895    439,499   126,818          *

--------
* Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBITS
     An exhibit index has been filed as part of this Report on Page E-1.
 (b) REPORTS ON FORM 8-K
     Form 8-K dated April 15, 1997 reporting Items 5 and 7.
     Form 8-K dated April 17, 1997 reporting Items 5 and 7.
     Form 8-K dated April 17, 1997 reporting Items 5 and 7.
     Form 8-K dated April 30, 1997 reporting Items 5 and 7.
     Form 8-K dated May 31, 1997 reporting Items 5 and 7.
     Form 8-K dated May 31, 1997 reporting Items 5 and 7.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Morgan Stanley, Dean Witter,
                                           Discover & Co.
                                                      (REGISTRANT)

                                                  /s/ Eileen K. Murray
                                          By: _________________________________
                                            Eileen K. Murray, Controller and
                                              Principal Accounting Officer

Date: July 15, 1997

                                 EXHIBIT INDEX

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                           QUARTER ENDED MAY 31, 1997

                                   DESCRIPTION
                                   -----------
 11   Computation of earnings per share.
 12   Computation of ratio of earnings to fixed charges.
 15.1 Letter of awareness from Deloitte & Touche LLP, dated July 15, 1997, concerning unaudited interim financial information.
 15.2 Letter of awareness from Ernst & Young LLP, dated July 15, 1997, concerning unaudited interim financial information.
 27   Financial Data Schedule.