Form 10-Q
period 1997-08-31
MORGAN STANLEY DEAN WITTER DISCOVER & CO
filed 1997-10-14
CIK 895421

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

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 30, 1997 there were 592,420,211 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED AUGUST 31, 1997

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--August 31,
     1997 (unaudited) and Fiscal Year End 1996.............................   1
    Condensed Consolidated Statements of Income--Three and Nine Months
     Ended August 31, 1997 and 1996 (unaudited)............................   2
    Condensed Consolidated Statements of Cash Flows--Nine Months Ended Au-
     gust 31, 1997 and 1996 (unaudited)....................................   3
    Notes to Condensed Consolidated Financial Statements (unaudited).......   4
    Independent Accountants' Reports.......................................  11
  Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  14


PART II--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................  31

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                     AT FISCAL
                                                         AUGUST 31,  YEAR END
                                                            1997       1996
                                                         ----------- ---------
                                                         (UNAUDITED)
                         ASSETS
Cash and cash equivalents...............................  $  9,386   $  6,544
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $1,777 at August 31, 1997 and $3,759 at fiscal year end
 1996)..................................................     3,482      5,209
Financial instruments owned:
 U.S. government and agency securities..................    13,721     12,032
 Other sovereign government obligations.................    21,625     19,473
 Corporate and other debt...............................    20,231     16,899
 Corporate equities.....................................    14,386     12,662
 Derivative contracts...................................    14,995     11,220
 Physical commodities...................................       292        375
Securities purchased under agreements to resell.........    80,705     64,021
Securities borrowed.....................................    55,154     43,546
Receivables:
 Consumer loans (net of allowances of $868 at August
  31, 1997 and $802 at fiscal year end 1996)............    20,625     21,262
 Customers, net.........................................    13,904      8,600
 Brokers, dealers and clearing organizations............     1,216      5,421
 Fees, interest and other...............................     4,219      3,981
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,228 at August 31,
 1997 and $1,060 at fiscal year end 1996) ..............     1,680      1,681
Other assets............................................     6,859      5,934
                                                          --------   --------
Total assets............................................  $282,480   $238,860
                                                          ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings........  $ 22,704   $ 26,326
Deposits................................................     8,511      7,213
Financial instruments sold, not yet purchased:
 U.S. government and agency securities..................    12,602     11,395
 Other sovereign government obligations.................    14,494      6,513
 Corporate and other debt...............................     1,381      1,176
 Corporate equities.....................................    13,011      8,900
 Derivative contracts...................................    12,926      9,982
 Physical commodities...................................        92        476
Securities sold under agreements to repurchase..........   104,590     86,863
Securities loaned.......................................    15,682     12,907
Payables:
 Customers..............................................    19,718     22,062
 Brokers, dealers and clearing organizations............     7,989      1,820
 Interest and dividends.................................     1,200      1,678
Other liabilities and accrued expenses..................     8,598      6,340
Long-term borrowings....................................    25,196     22,642
                                                          --------   --------
                                                           268,694    226,293
                                                          --------   --------
Capital Units...........................................       999        865
                                                          --------   --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock........................................       876      1,223
 Common stock(1) ($0.01 par value, 1,750,000,000 shares
  authorized, 602,829,994 and 611,314,509 shares
  issued, 591,895,690 and 572,682,876 shares
  outstanding at August 31, 1997 and at fiscal year end
  1996).................................................         6          6
 Paid-in capital(1).....................................     3,710      4,007
 Retained earnings......................................     8,618      7,477
 Cumulative translation adjustments.....................        (7)       (11)
                                                          --------   --------
   Subtotal.............................................    13,203     12,702
 Note receivable related to sale of preferred stock to
  ESOP..................................................       (76)       (78)
 Common stock held in treasury, at cost(1) ($0.01 par
  value, 10,934,304 and 38,631,633 shares at August 31,
  1997 and at fiscal year end 1996).....................      (332)   (1,005)
 Stock compensation related adjustments.................        (8)        83
                                                          --------   --------
   Total shareholders' equity...........................    12,787     11,702
                                                          --------   --------
Total liabilities and shareholders' equity..............  $282,480   $238,860
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

         See Notes to the Condensed Consolidated Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                     THREE MONTHS             NINE MONTHS
                                   ENDED AUGUST 31,        ENDED AUGUST 31,
                                ----------------------- -----------------------
                                   1997        1996        1997        1996
                                ----------- ----------- ----------- -----------
                                      (UNAUDITED)             (UNAUDITED)
Investment banking............. $       818 $       486 $     1,921 $     1,548
Principal transactions:
  Trading......................         778         534       2,369       2,037
  Investments..................         206          29         398          60
Commissions....................         559         417       1,533       1,328
Fees:
  Asset management,
   distribution and
   administration..............         656         423       1,853       1,243
  Merchant and cardmember......         433         366       1,293       1,050
  Servicing....................         196         207         582         585
Interest and dividends.........       3,570       3,035      10,136       8,679
Other..........................          41          29         108          94
                                ----------- ----------- ----------- -----------
  Total revenues...............       7,257       5,526      20,193      16,624
Interest expense...............       2,765       2,412       7,952       6,927
Provision for consumer loan
 losses........................         385         307       1,140         792
                                ----------- ----------- ----------- -----------
  Net revenues.................       4,107       2,807      11,101       8,905
                                ----------- ----------- ----------- -----------
Compensation and benefits......       1,849       1,170       4,844       3,742
Occupancy and equipment........         134         122         389         361
Brokerage, clearing and
 exchange fees.................         130          76         338         231
Information processing and
 communications................         249         247         786         716
Marketing and business
 development...................         293         247         855         730
Professional services..........         127          84         319         226
Other..........................         219         165         579         513
Merger related costs...........         --          --           74         --
                                ----------- ----------- ----------- -----------
  Total non-interest expenses..       3,001       2,111       8,184       6,519
                                ----------- ----------- ----------- -----------
Income before income taxes.....       1,106         696       2,917       2,386
Income tax expense.............         428         246       1,141         875
                                ----------- ----------- ----------- -----------
Net income..................... $       678 $       450 $     1,776 $     1,511
                                =========== =========== =========== ===========
Preferred stock dividend
 requirements.................. $        15 $        15 $        52 $        48
                                =========== =========== =========== ===========
Earnings applicable to common
 shares(1)..................... $       663 $       435 $     1,724 $     1,463
                                =========== =========== =========== ===========
Earnings per common share(2)
  Primary...................... $      1.11 $      0.74 $      2.91 $      2.45
                                =========== =========== =========== ===========
  Fully diluted................ $      1.09 $      0.72 $      2.84 $      2.41
                                =========== =========== =========== ===========
Average common shares
 outstanding(2)
  Primary...................... 597,921,853 589,024,786 593,418,453 596,045,322
                                =========== =========== =========== ===========
  Fully diluted................ 610,187,894 601,310,453 607,875,297 608,420,103
                                =========== =========== =========== ===========

--------
(1) Amounts shown are used to calculate primary earnings per common share.
(2) Historical share and per share amounts have been restated to reflect the Company's two-for-one stock split.

         See Notes to the Condensed Consolidated Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                NINE MONTHS
                                                               ENDED AUGUST
                                                                    31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                                                                (UNAUDITED)
Cash flows from operating activities
  Net income................................................. $ 1,776  $ 1,511
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
    Non-cash charges included in net income..................   1,252      942
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and other
       regulations...........................................   1,717   (1,463)
      Financial instruments owned, net of financial
       instruments sold, not yet purchased...................   4,676    7,381
      Securities borrowed, net of securities loaned..........  (8,907)  (9,392)
      Receivables and other assets...........................  (2,497)  (2,686)
      Payables and other liabilities.........................   6,002    2,011
                                                              -------  -------
Net cash provided by (used for) operating activities.........   4,019   (1,696)
                                                              -------  -------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities........................................     (92)    (114)
    Purchase of Miller Anderson & Sherrerd, LLP, net of cash
     acquired................................................     --      (200)
    Net principal disbursed on consumer loans................  (3,248)  (5,986)
    Purchases of consumer loans..............................     --        (5)
    Sales of consumer loans..................................     787    4,812
    Other investing activities...............................     (96)     (70)
                                                              -------  -------
Net cash used for investing activities.......................  (2,649)  (1,563)
                                                              -------  -------
Cash flows from financing activities
  Net proceeds (payments) related to short-term borrowings...     399   (1,354)
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell...........    (200)     863
  Proceeds from:
    Issuance of common stock.................................     108      131
    Issuance of long-term borrowings.........................   6,375    8,201
    Issuance of Capital Units................................     134      --
    Issuance of cumulative preferred stock...................     --       195
  Payments for:
    Repurchases of common stock..............................    (124)  (1,008)
    Repayments of long-term borrowings.......................  (3,398)  (2,433)
    Redemption of cumulative preferred stock.................    (345)    (138)
    Cash dividends...........................................    (319)    (226)
                                                              -------  -------
Net cash provided by financing activities....................   2,630    4,231
                                                              -------  -------
Elimination of Dean Witter, Discover & Co.'s net cash
 activity for the month of December 1996 and 1995............  (1,158)    (542)
                                                              -------  -------
Net increase in cash and cash equivalents....................   2,842      430
Cash and cash equivalents, at beginning of period............   6,544    3,936
                                                              -------  -------
Cash and cash equivalents, at end of period.................. $ 9,386  $ 4,366
                                                              =======  =======

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

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit and transaction services nationally. Its securities and asset management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending. The Company's credit and transaction services businesses include the operation of the NOVUS Network, a proprietary network of merchant and cash access locations, and the issuance of proprietary general purpose credit cards. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined. The fiscal year end 1996 shareholders' equity data reflects the accounts of the Company as if the preferred and additional common stock had been issued during all periods presented.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the three and nine month periods ended August 31, 1997 and 1996 and as of August 31, 1997 reflect the change in fiscal year end. Fiscal year end 1996 data combines Dean Witter Discover's historical information as of December 31, 1996 and Morgan Stanley's historical information as of November 30, 1996.

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

  The separate results of operations for Dean Witter Discover and Morgan Stanley during the periods preceding the Merger, that are included in the Company's Condensed Consolidated Statements of Income were as follows (dollars in millions):

                                                   THREE
                                                   MONTHS
                                                   ENDED       NINE       SIX
                                                 AUGUST 31,   MONTHS     MONTHS
                                                    1996       ENDED     ENDED
                                                 ----------  AUGUST 31,  MAY 31,
                                                               1996       1997
                                                            ----------- --------
   Net Revenues
     Dean Witter Discover.......................   $1,520     $4,641     $3,318
     Morgan Stanley.............................    1,287      4,264      3,676
                                                   ------     ------     ------
       Combined.................................   $2,807     $8,905     $6,994
                                                   ======     ======     ======
   Net Income
     Dean Witter Discover.......................   $  231     $  718     $  472
     Morgan Stanley.............................      219        793        626
                                                   ------     ------     ------
       Combined.................................   $  450     $1,511     $1,098
                                                   ======     ======     ======

  In connection with the Merger, the Company incurred pre-tax costs of $74 million ($63 million after-tax) in the second fiscal quarter of 1997. These costs consisted primarily of proxy solicitation costs, severance costs, financial advisory and accounting fees, legal costs and regulatory filing fees.

  Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest revenue and expense arising from financial instruments used in trading activities are reflected in the condensed consolidated statements of income as interest revenue or expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Reverse repurchase and repurchase agreements are presented on a net-by-counterparty basis, when appropriate.

  Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried in the condensed consolidated financial statements at their original cost. The carrying value

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities which do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

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

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

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

2. CONSUMER LOANS

  Activity in the allowance for consumer loan losses was as follows (dollars in millions).

                                            THREE MONTHS        NINE MONTHS
                                          ENDED AUGUST 31,    ENDED AUGUST 31,
                                          ------------------  ------------------
                                            1997      1996       1997     1996
                                          --------  --------  --------  --------
Balance, beginning of period............. $    821  $    643  $    781  $   685
Provision for loan losses................      385       307     1,140      792
Less deductions
  Charge-offs............................      401       293     1,218      804
  Recoveries.............................      (44)      (35)     (126)    (104)
                                          --------  --------  --------  -------
    Net charge-offs......................      357       258     1,092      700
                                          --------  --------  --------  -------
Other(1).................................       19       (21)       39     (106)
                                          --------  --------  --------  -------
Balance, end of period................... $    868  $    671  $    868  $   671
                                          ========  ========  ========  =======

--------
(1) Primarily reflects net transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $70 million and $230 million in the third fiscal quarter of 1997 and the nine months ended August 31, 1997 and $45 million and $123 million in the third fiscal quarter of 1996 and the nine months ended August 31, 1996.

  The Company received proceeds from asset securitizations of $787 million in the third fiscal quarter and nine months ended August 31, 1997 and $861 million and $4,673 million in the third fiscal quarter and nine months ended August 31, 1996. The uncollected balances of consumer loans sold through securitizations were $13,375 million and $13,197 million at August 31, 1997 and fiscal year end 1996. The allowance for loan losses related to securitized loans, included in other liabilities and accrued expenses, was $424 million and $445 million at August 31, 1997 and fiscal year end 1996.

3. LONG-TERM BORROWINGS

  Long-term borrowings at August 31, 1997 scheduled to mature within one year aggregated $5,565 million.

  During the nine month period ended August 31, 1997, the Company issued senior notes aggregating $6,361 million, including non-U.S. dollar currency notes aggregating $1,040 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 6.1% at August 31, 1997; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. Maturities in the aggregate of these notes for fiscal years ending are as follows: 1997, $12 million; 1998, $975 million; 1999, $939 million; 2000, $743 million; 2001, $73 million; and thereafter, $3,619 million. In the nine month period ended August 31, 1997, $3,398 million of senior notes were repaid.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

4. PREFERRED STOCK AND CAPITAL UNITS

  Preferred stock is composed of the following issues:

                                      SHARES OUTSTANDING
                                              AT                BALANCE AT
                                     -------------------- ----------------------
                                                 FISCAL
                                     AUGUST 31, YEAR END  AUGUST 31, FISCAL YEAR
                                        1997      1996       1997     END 1996
                                     ---------- --------- ---------- -----------
                                                          (DOLLARS IN MILLIONS)
ESOP Convertible Preferred Stock,
 liquidation preference $35.88.....  3,657,181  3,699,302    $131      $  133
Series A Fixed/Adjustable Rate Cu-
 mulative Preferred Stock,
 stated value $200.................  1,725,000  1,725,000     345         345
7- 3/4% Cumulative Preferred Stock,
 stated value $200.................  1,000,000  1,000,000     200         200
7- 3/8% Cumulative Preferred Stock,
 stated value $200.................  1,000,000  1,000,000     200         200
8.88% Cumulative Preferred Stock,
 stated value $200.................        --     975,000     --          195
8- 3/4% Cumulative Preferred Stock,
 stated value $200.................        --     750,000     --          150
                                                             ----      ------
Total..............................                          $876      $1,223
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

  During the second fiscal quarter of 1997, the Company redeemed all 750,000 shares of its 8 -3/4% Cumulative Preferred Stock at a redemption price of $200 per share.

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

  Prior to the consummation of the Merger, both Morgan Stanley and Dean Witter Discover rescinded their respective outstanding share repurchase authorizations. At the time of the Merger, 5,902,751 shares of Morgan Stanley common stock which had been held in treasury were retired.

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodities Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $1,939 million at August 31, 1997 which exceeded the amount required by $1,537 million. DWR's net capital totaled $655 million at August 31, 1997 which exceeded the amount required by $543 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At August 31, 1997, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC insured financial institutions exceeded these and all other regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

6. ACQUISITION AND DISPOSITION

  On April 3, 1997, the Company acquired the institutional global custody business of Barclays Bank PLC ("Barclays"). The amount of consideration for this business is to be fixed over a period of time based on account retention. Barclays agreed to provide global subcustodial services to the Company for a period of time after completion of the acquisition.

  In July 1997, the Company sold the DWR institutional futures business to Carr Futures, Inc., a subsidiary of Credit Agricole Indosuez. This sale did not have a material effect on the Company's results of operations or financial position.

7. CONTINGENT LIABILITIES

  In the normal course of business, the Company has been named as a defendant in various lawsuits and has been involved in certain investigations and proceedings. Some of these matters involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

8. DERIVATIVE CONTRACTS AND OTHER COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in its trading activities and in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these financial instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Investments" and Note 8 to the supplemental consolidated financial statements for the fiscal year ended 1996, included in the Form 8-K.

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

  The credit quality of the Company's trading-related derivatives at August 31, 1997 and fiscal year end 1996 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          COLLATERALIZED   OTHER
                                                               NON-         NON-
                                                            INVESTMENT   INVESTMENT
                           AAA      AA      A      BBB        GRADE        GRADE     TOTAL
                          ------  ------  ------  ------  -------------- ---------- -------
AT AUGUST 31, 1997                            (DOLLARS IN MILLIONS)
Interest rate and cur-
 rency swaps and options
 (including caps, floors
 and swap options) and
 other fixed income se-
 curities contracts.....  $  822  $2,332  $2,161  $  528       $ 27         $365    $ 6,235
Foreign exchange forward
 contracts and options..     779   2,646     962     137        --           202      4,726
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     156      73      39       4        --            13        285
Equity securities con-
 tracts (including eq-
 uity swaps, warrants
 and options)...........     897     594     524     183        540           17      2,755
Commodity forwards, op-
 tions and swaps .......      55     309     234     247          9          140        994
                          ------  ------  ------  ------       ----         ----    -------
 Total..................  $2,709  $5,954  $3,920  $1,099       $576         $737    $14,995
                          ======  ======  ======  ======       ====         ====    =======
Percent of total........      18%     40%     26%      7%         4%           5%       100%
                          ======  ======  ======  ======       ====         ====    =======
AT FISCAL YEAR END 1996
Interest rate and cur-
 rency swaps and options
 (including caps, floors
 and swap options) and
 other fixed income se-
 curities contracts.....  $  792  $1,445  $2,018  $  696       $ 31         $183    $ 5,165
Foreign exchange forward
 contracts and options..     727     824     539      28        --            50      2,168
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      66      65      64      19        --             5        219
Equity securities con-
 tracts (including eq-
 uity swaps, warrants
 and options)...........   1,074     274     408      60        426           43      2,285
Commodity forwards, op-
 tions and swaps........      95     318     318     280         72          300      1,383
                          ------  ------  ------  ------       ----         ----    -------
 Total..................  $2,754  $2,926  $3,347  $1,083       $529         $581    $11,220
                          ======  ======  ======  ======       ====         ====    =======
Percent of total........      24%     26%     30%     10%         5%           5%       100%
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

  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" in the Form 8-K for discussions of the Company's risk management policies and procedures for its securities businesses.

  The Company had approximately $4.1 billion and $3.4 billion of letters of credit outstanding at August 31, 1997 and at fiscal year end 1996 to satisfy various collateral requirements.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley, Dean Witter, Discover & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley, Dean Witter, Discover & Co. and subsidiaries as of August 31, 1997, and the related condensed consolidated statements of income for the three and nine month periods ended August 31, 1997 and 1996, and cash flows for the nine month periods ended August 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley, Dean Witter, Discover & Co. We were furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended February 28, 1997, which statements reflect total revenues of $4,076 million and $3,308 million for the three month periods ended February 28, 1997 and February 29, 1996, respectively. We were also furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended August 31, 1996, which statements reflect total revenues of $3,316 million and $10,017 million for the three and nine month periods ended August 31, 1996, respectively.

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

New York, New York
October 14, 1997

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Morgan Stanley Group Inc.

We have reviewed the condensed consolidated statement of financial condition of Morgan Stanley Group Inc. and subsidiaries as of February 28, 1997 and the related condensed consolidated statements of income for the three-month periods ended February 28, 1997 and February 29, 1996, and the condensed consolidated statements of cash flows for the three-month periods ended February 28, 1997 and February 29, 1996 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Group Inc. as of November 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal year then ended (not presented herein) and in our report dated January 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of November 30, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                          /s/ Ernst & Young llp

New York, New York
March 27, 1997

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Morgan Stanley Group Inc.

We have reviewed the condensed consolidated statement of financial condition of Morgan Stanley Group Inc. and subsidiaries as of August 31, 1996 and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended August 31, 1996 and 1995 (not presented herein). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Group Inc. as of November 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the ten month period then ended (not presented herein) and in our report dated January 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated statement of financial condition as of November 30, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

                                          /s/ Ernst & Young llp

New York, New York
October 2, 1996

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

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined. The fiscal year end 1996 shareholders' equity data reflects the accounts of the Company as if the preferred and additional common stock had been issued during all periods presented.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the three and nine month periods ended August 31, 1997 and 1996 and as of August 31, 1997 reflect the change in fiscal year end. Fiscal year end 1996 data combines Dean Witter Discover's historical information as of December 31, 1996 and Morgan Stanley's historical information as of November 30, 1996.

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

  The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition in the securities business from other sources, such as commercial banks, insurance companies, mutual fund groups and other companies offering financial services both in the U.S. and globally. As a result of recent or pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks and retail securities firms has increased and may continue to increase in the near future. In addition, recent convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. Competitive factors also affect the Company's success in attracting and retaining clients and assets by its ability to meet investors' saving and investment needs through consistency of investment performance and access to financial products and advice. In the credit and transaction services business, competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups.

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

  The favorable market and economic conditions that characterized the global financial markets in fiscal 1996 have prevailed through much of the first nine months of fiscal 1997. In the U.S., moderate economic growth and low levels of unemployment persisted in the third fiscal quarter. In addition, the levels of inflation and interest rates remained relatively low, and the Federal Reserve Board did not alter the overnight lending rate since March 1997. Strong corporate earnings and consumer confidence, as well as high levels of cash inflows into mutual funds, have also had a positive affect on U.S. financial markets. While the overall performance of the U.S. stock market has been extremely positive, such performance has, at times, been volatile. A sharp selloff in the equity markets during March and April was followed by one of the strongest rallies ever through July, only to be dampened by a significant reduction in late summer. Conditions in most European markets were impacted by preparations for the approaching European Monetary Union ("EMU"), causing higher volatility in certain interest rates and currencies. In the Far East, Japanese economic growth continued to lag, while financial markets in Southeast Asia were adversely impacted by currency devaluations which occurred in certain emerging market nations.

  The Company's net income of $678 million and $1,776 million in the third fiscal quarter and nine month period ended August 31, 1997 represented an increase of 51% from the third fiscal quarter of 1996 and an increase of 18% from the nine month period ended August 31, 1996. Fully diluted earnings per common share were $1.09 and $2.84 in the third fiscal quarter and nine month period ended August 31, 1997 compared to $0.72 and $2.41 in the comparable periods of fiscal 1996. The Company's annualized return on common equity was 20.6% for the nine month period ended August 31, 1997, as compared with 20.7% for the comparable prior year period. Net income for the nine months ended August 31, 1997 included $63 million of merger related costs. These costs consisted primarily of proxy solicitation costs, severance costs, financial advisory and accounting fees, legal costs and regulatory filing fees. Excluding these merger related costs, net income would have increased 22% in the nine month period ended August 31, 1997 from the comparable period of fiscal 1996, and fully diluted earnings per common share would have been $2.95.

  The increase in net income in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of 1996 was due to higher revenues from securities activities, including investment banking and principal transactions, as well as increased revenues from higher assets under management and higher managed loans, and credit card fees. These increases were partially offset by higher credit card net charge-offs and non-interest expenses. Securities and Asset Management revenues were favorably impacted in the nine month period ended August 31, 1997 by the economic and market conditions described above. Additionally, both periods of fiscal 1997 include the earnings of VK/AC Holding Inc., the parent of Van Kampen American Capital, Inc. ("VKAC"), which was acquired in the fourth quarter of fiscal 1996. Credit and Transaction Services net revenues were positively impacted by pricing actions taken by the Company in fiscal 1996 and higher average levels of consumer loans offset by rising credit losses.

                        SECURITIES AND ASSET MANAGEMENT

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                               THREE MONTHS       NINE MONTHS
                                             ENDED AUGUST 31,  ENDED AUGUST 31,
                                             ----------------- -----------------
                                                1997     1996     1997     1996
                                             -------- -------- -------- --------
Investment banking.........................  $    818 $    486 $  1,921 $  1,548
Principal transactions:
 Trading...................................       778      534    2,369    2,037
 Investments...............................       206       29      398       60
Commissions................................       550      417    1,515    1,328
Asset management, distribution and adminis-
 tration fees..............................       656      423    1,853    1,243
Interest and dividends.....................     2,758    2,359    7,776    6,681
Other......................................        38       28      100       92
                                             -------- -------- -------- --------
  Total revenues...........................     5,804    4,276   15,932   12,989
Interest expense...........................     2,462    2,160    7,079    6,156
                                             -------- -------- -------- --------
  Net revenues.............................     3,342    2,116    8,853    6,833
                                             -------- -------- -------- --------
Compensation and benefits..................     1,713    1,051    4,437    3,383
Occupancy and equipment....................       118      108      343      319
Brokerage, clearing and exchange fees......       126       76      330      231
Information processing and communications..       141      124      432      369
Marketing and business development.........       101       63      297      202
Professional services......................       103       71      261      191
Other......................................       146       93      386      286
                                             -------- -------- -------- --------
  Total non-interest expenses..............     2,448    1,586    6,486    4,981
                                             -------- -------- -------- --------
Income before income taxes.................       894      530    2,367    1,852
Income tax expense.........................       350      184      917      675
                                             -------- -------- -------- --------
Net income.................................  $    544 $    346 $  1,450 $  1,177
                                             ======== ======== ======== ========

  Securities and Asset Management net revenues of $3,342 million and $8,853 million in the third fiscal quarter and nine month period ended August 31, 1997 represented an increase of 58% and 30% from the comparable periods of fiscal 1996. Securities and Asset Management net income of $544 million and $1,450 million in the third fiscal quarter and the nine month period ended August 31, 1997 represented an increase of 57% and 23% from the comparable periods of fiscal 1996. The increases in both periods reflected higher levels of investment banking, asset management, distribution and administration fees and principal transaction trading and investment revenues, partially offset by higher incentive-based compensation and non-interest expenses. In the following discussion, amounts for the three and nine month periods ended August 31, 1996 are given in parentheses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the third fiscal quarter increased to $818 million ($486 million), primarily reflecting continued strength in merger and acquisition transactions as well as higher revenues from both equity and debt underwritings. Revenues from merger, acquisition and restructuring activities increased to record levels, as the global market for these transactions continued to be robust. Merger and acquisition activity was diversified across many industries, with the technology, oil and gas, manufacturing and financial services sectors contributing the greatest level of revenues. Fixed income underwriting revenues increased significantly, primarily attributable to higher revenues from global high yield debt issuances as the favorable market and economic conditions that existed during the quarter enabled certain non-investment grade issuers to obtain attractive financing rates. Revenues from issuances of investment grade debt also increased, benefiting from relatively narrow interest rate spreads as well as market liquidity and strong investor demand for corporate securities. Equity financing revenues also increased, primarily due to a higher volume of equity offerings as compared to the prior year quarter and a stronger market share.

  In the nine month period ended August 31, 1997, investment banking revenues continued to benefit from a significant level of global merger, acquisition and restructuring transactions as well as strong volumes in the primary markets. Investment banking revenues increased to $1,921 million ($1,548 million), primarily reflecting higher levels of debt underwriting revenues and increased revenues from merger, acquisition and restructuring transactions.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, increased significantly in the third fiscal quarter to $778 million ($534 million).

  Fixed income trading revenues increased significantly in the third fiscal quarter from the comparable prior year period. Conditions in fixed income markets were generally favorable as inflationary fears subsided early in the third fiscal quarter, triggering bond rallies in the U.S. and Europe. Revenues from trading in fixed income derivative securities increased due to higher levels of customer activity and generally volatile market conditions. Revenues from trading in high-yield debt securities also increased, as the high-yield market benefited from narrowing interest rate spreads and positive earnings announcements by issuers in certain industries. Improved economic conditions in various emerging markets, including Eastern Europe and Latin America, contributed to higher revenues from trading in emerging market debt securities. These increases were partially offset by lower revenues from government and corporate bond trading.

  Equity trading revenues in the third fiscal quarter increased as compared to the third fiscal quarter of 1996. Revenues from trading in equity cash products increased, benefiting from increased customer volume and a higher market share, as well as strong levels of mutual fund inflows. Favorable market conditions and strong corporate earnings, particularly in the U.S., and a strong volume of equity issuances in European markets, also contributed to the increase. These results were partially offset by lower revenues from equity derivatives trading, which were impacted by lower volatility in certain industry segments.

  Trading revenues from commodity products reached record levels in the third fiscal quarter as volatility in the oil and gas markets over the summer months prompted heavier customer demand for risk management and trading services. Revenues from trading in refined energy products benefited from fluctuating energy prices as concerns about oversupply influenced the market. Revenues from trading in natural gas increased due to rising market volatility, particularly during the last month of the quarter. Revenues from trading in precious and base metals also increased, benefiting from rising prices, higher market volatility and increased customer activity in certain products.

  Foreign exchange trading revenues in the third fiscal quarter increased significantly from the comparable period of fiscal 1996, attaining record revenues for the third consecutive quarter. The increase was primarily attributable to continued volatility in the foreign exchange markets, particularly in the German deutsche mark, the Japanese yen, and certain Asian currencies. The U.S. dollar strengthened against the deutsche mark throughout much of the quarter, driven by uncertainty regarding the timing of the EMU and the strength of the "Euro" (the proposed replacement for the European Currency
Unit), as well as the strong growth of the U.S.

economy. The U.S. dollar also strengthened against the yen as Japanese economic growth remained sluggish. Asian currency markets were particularly volatile during the third fiscal quarter, primarily resulting from the devaluation of the Thailand baht. Higher trading volumes and an increasing customer base also contributed to the quarter's favorable results.

  Principal transaction investment gains aggregating $206 million were recognized in the third fiscal quarter ($29 million), primarily in connection with increases in the carrying values of certain merchant banking investments and gains from certain venture capital investments. The majority of the increase in the value of the merchant banking investments was related to an increase in the carrying value of the Company's holdings of Fort James Corp., the entity created as the result of the merger of Fort Howard Corp. and James River Corp.

  Principal transaction trading revenues in the nine month period ended August 31, 1997 were $2,369 million ($2,037 million). Equity trading revenues increased over the comparable prior year period, primarily the result of favorable market conditions, high trading volumes, strong customer demand, and significant infusions of cash into equity mutual funds. Fixed income trading revenues also increased from prior year levels, benefiting from strong customer transaction volumes and volatility in the fixed income markets. Commodities trading revenues remained strong due to a higher level of customer activity, as well as continued market volatility for energy products and natural gas. Revenues from foreign exchange trading increased significantly, primarily driven by higher trading volumes, the strengthening of the U.S. dollar and high levels of market volatility.

  Principal transaction investment revenues aggregating $398 million ($60 million) were recognized during the nine month period ended August 31, 1997, primarily reflecting revenues related to the increase in the carrying value of the Company's holdings of Fort James Corp., as well as certain real estate investment gains.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased to $550 million ($417 million) in the third fiscal quarter. In U.S. markets, the Company benefited from high volumes of equity offerings and securities transactions, as well as larger trade sizes. Revenues from markets in the Far East also benefited from a significant number of block trades occurring during the quarter. In Europe, trading volumes continued to be high due to strong corporate earnings and a high volume of equity issuances.

  Commission revenues in the nine month period ended August 31, 1997 increased to $1,515 million ($1,328 million), principally reflecting increased customer activity in the global markets for equity securities as well as a strong market share. Revenues were also impacted by the high volume of equity issuances and the rebalancing of customer portfolios as investors sought to capitalize on robust equity markets.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration revenues include fees for asset management services, including fund management fees which are received for investment management and for promoting and distributing mutual funds ("12b-1 fees"), other administrative fees and non-interest revenues earned from correspondent clearing and custody services. Fund management fees arise from investment management services the Company provides to registered investment companies (the "funds") pursuant to various contractual arrangements. The Company receives management fees based upon each fund's average daily net assets. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended funds. These fees are based on the lesser of average daily fund asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management and administration. The Company also receives fees from investment management services provided to segregated customer accounts pursuant to various contractual arrangements.

  Asset management, distribution and administration revenues increased significantly in the third fiscal quarter to $656 million ($423 million), reflecting the Company's continued emphasis on these businesses. The majority of the increase was attributable to revenues from VKAC, which was acquired by the Company on October 31, 1996. Higher fund management and 12b-1 fees, as well as increased revenues from international equity, emerging market and U.S. domestic equity products resulting from inflows of client assets and market appreciation, also had a favorable impact on these revenues.

  In the nine month period ended August 31, 1997, asset management, distribution and administration revenues increased significantly to $1,853 million ($1,243 million), primarily attributable to revenues associated with VKAC, higher fund management and 12b-1 fees, increased revenues from international equity, emerging market and U.S. domestic equity and fixed income products, and continued growth in customer assets under management and administration.

  Customer assets under management or supervision increased to $325 billion ($203 billion), including $65 billion associated with the acquisition of VKAC as well as continued inflows of new assets and appreciation in the value of existing customer portfolios. Customer assets under management included products offered primarily to individual investors of $186 billion ($101 billion) and products offered primarily to institutional investors of $139 billion ($102 billion).

  Customer assets under administration in the global custody business increased to $403 billion ($132 billion). Approximately $237 billion of this increase is attributable to the Company's acquisition of the institutional global custody business of Barclays Bank PLC ("Barclays") on April 3, 1997, and approximately $200 billion of these assets remain subject to current clients of Barclays agreeing to become clients of the Company. Appreciation in the value of customer portfolios and additional assets placed under custody with the Company, including new customer accounts as well as additional assets from existing customers, also contributed to the growth in assets under administration.

 Net Interest

  Net interest and dividend revenues increased to $296 million ($199 million) in the third fiscal quarter. Interest and dividend revenues rose to $2,758 million ($2,359 million), and interest expense increased to $2,462 million ($2,160 million), principally reflecting growth in interest bearing assets and liabilities. Interest and dividend revenues and expense are a function of the level and mix of total assets, including financial instruments owned and resale and repurchase agreements, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales.

  Net interest and dividend revenues were $697 million ($525 million) in the nine month period ended August 31, 1997. Interest and dividend revenues rose to $7,776 million ($6,681 million) and interest expense increased to $7,079 million ($6,156 million). As noted in the quarter to quarter comparison of net interest above, interest and dividend revenues and expense reflect principal trading strategies and should be viewed in the broader context of principal trading and investment banking results.

 Non-Interest Expenses

  Total non-interest expenses increased to $2,448 million ($1,586 million) in the third fiscal quarter. Within that total, compensation and benefits expense increased $662 million to $1,713 million ($1,051 million), principally reflecting increased incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased $150 million to $609 million. Approximately $41 million of this increase was attributable to expenses associated with VKAC. Brokerage, clearing and exchange fees increased $50 million, primarily related to the acquisitions of VKAC and the institutional global custody business of Barclays, as well as increased securities trading volumes. Occupancy and equipment expenses increased $10 million, primarily due to the occupancy costs of VKAC and increased office space in London and Hong Kong. Marketing and business development expenses increased $38 million, reflecting increased travel and entertainment costs as the Company continues to develop new business, as well as advertising costs associated with VKAC's retail mutual funds. Professional services expenses increased $32 million, primarily reflecting higher consulting costs associated with information technology initiatives and the Company's increased global business activities, coupled with expenses associated with VKAC. Information processing and communications expenses increased $17 million, primarily due to the impact of increased rates for certain data services, additional employees hired during fiscal 1996 and the incremental expenses of VKAC. Other expenses increased $53 million, which includes $10 million of goodwill amortization associated with the acquisition of VKAC. The increase also reflects the Company's higher level of business activity and incremental expenses of VKAC.

  In the nine month period ended August 31, 1997, total non-interest expenses increased to $6,486 million ($4,981 million). Within that total, employee compensation and benefits expense increased to $4,437 million ($3,383 million), principally reflecting increased incentive compensation based on higher revenues and earnings. Non-compensation expenses, excluding brokerage, clearing and exchange fees, increased to $1,719 million ($1,367 million). Approximately $121 million of this increase was attributable to the expenses of VKAC. Brokerage, clearing and exchange fees increased $99 million, primarily reflecting the acquisitions of VKAC and the institutional global custody business of Barclays, as well as increased securities trading volumes. Occupancy and equipment expense increased $24 million, primarily reflecting the occupancy costs of VKAC and increased office space in London and Hong Kong. Marketing and business development expenses increased $95 million, reflecting higher travel and entertainment costs, as well as advertising costs associated with VKAC's retail mutual funds. Professional services expenses increased $70 million, reflecting higher consulting costs as a result of information technology initiatives and the increased level of overall business activity. Information processing and communications expense increased $63 million, reflecting higher data services costs, incremental costs related to VKAC and increased headcount. Other expenses increased by $100 million, which includes goodwill amortization of $30 million associated with the acquisition of VKAC, as well as the impact of a higher level of business activity on various operating expenses.

                        CREDIT AND TRANSACTION SERVICES

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                                    NINE MONTHS
                                                   THREE MONTHS    ENDED AUGUST
                                                 ENDED AUGUST 31,       31,
                                                 ----------------- -------------
                                                   1997     1996    1997   1996
                                                 -------- -------- ------ ------
Fees:
  Merchant and cardmember....................... $    433 $    366 $1,293 $1,050
  Servicing.....................................      196      207    582    585
Commissions.....................................        9       --     18     --
Other...........................................        3        1      8      2
                                                 -------- -------- ------ ------
  Total non-interest revenues...................      641      574  1,901  1,637
                                                 -------- -------- ------ ------
Interest revenue................................      812      676  2,360  1,998
Interest expense................................      303      252    873    771
                                                 -------- -------- ------ ------
  Net interest income...........................      509      424  1,487  1,227
Provision for consumer loan losses..............      385      307  1,140    792
                                                 -------- -------- ------ ------
  Net credit income.............................      124      117    347    435
                                                 -------- -------- ------ ------
  Net revenues..................................      765      691  2,248  2,072
                                                 -------- -------- ------ ------
Compensation and benefits.......................      136      119    407    359
Occupancy and equipment.........................       16       14     46     42
Brokerage, clearing and exchange fees...........        4       --      8     --
Information processing and communications.......      108      123    354    347
Marketing and business development..............      192      184    558    528
Professional services...........................       24       13     58     35
Other...........................................       73       72    193    227
                                                 -------- -------- ------ ------
  Total non-interest expenses...................      553      525  1,624  1,538
                                                 -------- -------- ------ ------
Income before income taxes......................      212      166    624    534
Income tax expense..............................       78       62    235    200
                                                 -------- -------- ------ ------
Net income...................................... $    134 $    104 $  389 $  334
                                                 ======== ======== ====== ======

  Credit and Transaction Services net income increased 29% in the third fiscal quarter of 1997 as compared to the third fiscal quarter of 1996 and increased 16% in the nine month period ended August 31, 1997 as compared to the nine month period ended August 31, 1996. In both the third fiscal quarter and nine month period ended August 31, 1997, net income was positively impacted by credit card fee and interest revenue enhancements introduced in fiscal 1996 and higher average levels of consumer loans, partially offset by increased credit losses and increases in non-interest expenses.

  Non-Interest Revenues. Total non-interest revenues increased 12% and 16% in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of fiscal 1996.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 18% and 23% in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of fiscal 1996. The increase was due to higher overlimit, late payment and merchant fee revenues. Overlimit fees were implemented in March 1996 and the amount of the fee was increased in the fourth fiscal quarter of 1996. Also contributing to the increase in overlimit fees in the third fiscal quarter was an increase in overlimit occurrences compared to the same period last year. The increase in late payment fee revenues was due to an increase in the incidence of late payments resulting from a tightening in the fourth fiscal quarter of 1996 of late payment fee terms and a higher level of delinquent accounts. The increase in merchant fee revenue was due to growth in credit card transaction volume.

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

                                                      THREE
                                                     MONTHS       NINE MONTHS
                                                      ENDED          ENDED
                                                   AUGUST 31,     AUGUST 31,
                                                   ------------  --------------
                                                   1997   1996    1997    1996
                                                   -----  -----  ------  ------
Merchant and cardmember fees...................... $ 108  $  80  $  325  $  187
Interest revenue..................................   512    511   1,547   1,466
Interest expense..................................  (204)  (203)   (611)   (577)
Provision for consumer loan losses................  (220)  (181)   (679)   (491)
                                                   -----  -----  ------  ------
Servicing fees.................................... $ 196  $ 207  $  582  $  585
                                                   =====  =====  ======  ======

  Servicing fees decreased 5% in the third fiscal quarter of 1997 and decreased 1% in the nine month period ended August 31, 1997 from the comparable periods of fiscal 1996. The decrease in the third fiscal quarter was due to a higher rate of credit losses on securitized loans, partially offset by higher cardmember fees. In the nine month period ended August 31, 1997 servicing fees were impacted by a higher level of securitized loans outstanding during the period, offset by a higher rate of credit losses on securitized loans.

  Net Interest Income. Net interest income is equal to the difference between interest revenue derived from Credit and Transaction Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, primarily consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income increased 20% and 21% in the third fiscal quarter and the nine month period ended August 31, 1997 from the comparable periods of fiscal 1996 predominately due to higher average levels of consumer loans. Net interest income was favorably impacted by a higher yield on consumer loans, which resulted from a shift in the mix of consumer loans to higher yielding loans and the effect of interest revenue enhancements made in fiscal 1996, mostly offset by higher charge-offs of interest revenue.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the third fiscal quarter and nine month period ended August 31, 1997 and the comparable periods of fiscal 1996 and changes in net interest income during those periods.

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                       THREE MONTHS ENDED AUGUST 31,
                               -------------------------------------------------
                                        1997                     1996
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $20,017  14.19%   $716   $16,796  14.11%   $596
Other consumer loans.........    1,667  15.90      66     1,652  14.85      62
Investment securities........      158   5.49       2       234   5.56       3
Other........................    1,698   6.54      28     1,035   5.76      15
                               -------           ----   -------           ----
  Total interest earning as-
   sets......................   23,540  13.67     812    19,717  13.64     676
Allowance for loan losses....     (831)                    (647)
Non-interest earning assets..    1,709                    1,358
                               -------                  -------
  Total assets...............  $24,418                  $20,428
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.....................  $   924   4.08%   $ 10   $ 1,019   4.58%   $ 12
 Brokered....................    4,963   6.64      83     3,435   6.90      60
 Other time..................    2,229   6.15      35     1,946   6.00      30
                               -------           ----   -------           ----
  Total interest bearing de-
   posits....................    8,116   6.22     128     6,400   6.26     102
Other borrowings.............   11,300   6.14     175     9,865   6.05     150
                               -------           ----   -------           ----
  Total interest bearing lia-
   bilities..................   19,416   6.19     303    16,265   6.17     252
Shareholder's equity/other
 liabilities.................    5,002                    4,163
                               -------                  -------
  Total liabilities & share-
   holder's equity...........  $24,418                  $20,428
                               =======                  =======
Net interest income..........                    $509                     $424
                                                 ====                     ====
Net interest margin..........                    8.57%                    8.55%
Interest rate spread.........            7.48%                    7.47%

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                   NINE MONTHS ENDED AUGUST 31,
                          ------------------------------------------------------
                                   1997                          1996
                          ----------------------------- ------------------------
                                AVERAGE                 AVERAGE
                                BALANCE RATE   INTEREST BALANCE  RATE   INTEREST
                          -------------------  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit
 card loans.............  $ 19,494      14.17%  $2,073  $16,714  13.98%  $1,756
Other consumer loans....     1,823      15.51      212    1,771  14.05      187
Investment securities...       182       5.46        7      269   5.40       11
Other...................     1,475       6.14       68    1,016   5.77       44
                          --------              ------  -------          ------
  Total interest earning
   assets...............    22,974      13.68    2,360   19,770  13.45    1,998
Allowance for loan loss-
 es.....................      (812)                        (655)
Non-interest earning as-
 sets...................     1,696                        1,353
                          --------                      -------
  Total assets..........  $ 23,858                      $20,468
                          ========                      =======
LIABILITIES & SHAREHOLDER'S EQ-
 UITY
Interest bearing liabil-
 ities:
Interest bearing depos-
 its
 Savings................  $    992       4.25%  $   32  $ 1,010   4.57%  $   35
 Brokered...............     4,250       6.68      213    3,274   7.02      173
 Other time.............     2,205       6.11      101    1,873   6.08       86
                          --------              ------  -------          ------
  Total interest bearing
   deposits.............     7,447       6.19      346    6,157   6.34      294
Other borrowings........    11,604       6.05      527   10,260   6.19      477
                          --------              ------  -------          ------
  Total interest bearing
   liabilities..........    19,051       6.11      873   16,417   6.25      771
Shareholder's
 equity/other liabili-
 ties...................     4,807                        4,051
                          --------                      -------
  Total liabilities &
   shareholder's equity.  $ 23,858                      $20,468
                          ========                      =======
Net interest income.....                        $1,487                   $1,227
                                                ======                   ======
Net interest margin.....                          8.62%                    8.26%
Interest rate spread....                 7.57%                    7.20%

RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                            THREE MONTHS ENDED
                                AUGUST 31,              NINE MONTHS ENDED
                               1997 VS 1996          AUGUST 31, 1997 VS 1996
                           -----------------------   -----------------------------
                           INCREASE/(DECREASE)         INCREASE/(DECREASE)
                            DUE TO CHANGES IN           DUE TO CHANGES IN
                           -----------------------   -----------------------------
                           VOLUME   RATE    TOTAL     VOLUME     RATE      TOTAL
                           -------  -----   ------   --------   -------   --------
INTEREST REVENUE
General purpose credit
 card loans..............   $  116  $   4   $  120    $    289  $    28   $    317
Other consumer loans.....       --      4        4           5       20         25
Investment securities....       (1)    --       (1)         (4)      --         (4)
Other....................       11      2       13          22        2         24
                                            ------                        --------
  Total interest revenue.      132      4      136         322       40        362
                                            ------                        --------
INTEREST EXPENSE
Interest bearing deposits
 Savings.................       (1)    (1)      (2)         (1)      (2)        (3)
 Brokered................       26     (3)      23          51      (11)        40
 Other time..............        4      1        5          15       --         15
                                            ------                        --------
  Total interest bearing
   deposits..............       27     (1)      26          62      (10)        52
Other borrowings.........       23      2       25          63      (13)        50
                                            ------                        --------
  Total interest expense.       49      2       51         122      (20)       102
                                            ------                        --------
Net interest income......   $   83  $   2   $   85    $    200  $    60   $    260
                            ======  =====   ======    ========  =======   ========

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans.

SUPPLEMENTAL AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN
MILLIONS)

                                          THREE MONTHS ENDED AUGUST 31,
                                 -------------------------------------------------
                                          1997                     1996
                                 ------------------------ ------------------------
                                  AVG.                     AVG.
                                  BAL.   RATE %  INTEREST  BAL.   RATE %  INTEREST
                                 ------- ------  -------- ------- ------  --------
Consumer loans.................  $34,620 14.83%   $1,294  $31,401 14.81%   $1,169
General purpose credit card
 loans.........................   32,283 14.73     1,198   29,079 14.76     1,079
Total interest earning assets..   36,476 14.38     1,322   32,670 14.45     1,187
Total interest bearing liabili-
 ties..........................   32,352  6.21       507   29,218  6.19       455
Consumer loan interest rate
 spread........................           8.62                     8.61
Interest rate spread...........           8.17                     8.26
Net interest margin............           8.87                     8.91
                                          NINE MONTHS ENDED AUGUST 31,
                                 -------------------------------------------------
                                          1997                     1996
                                 ------------------------ ------------------------
                                  AVG.                     AVG.
                                  BAL.   RATE %  INTEREST  BAL.   RATE %  INTEREST
                                 ------- ------  -------- ------- ------  --------
Consumer loans.................  $34,393 14.84%   $3,831  $30,496 14.88%   $3,409
General purpose credit card
 loans.........................   31,899 14.74     3,529   28,064 14.85     3,132
Total interest earning assets..   36,050 14.44     3,906   31,781 14.51     3,464
Total interest bearing liabili-
 ties..........................   32,126  6.15     1,484   28,428  6.31     1,348
Consumer loan interest rate
 spread........................           8.69                     8.57
Interest rate spread...........           8.29                     8.20
Net interest margin............           8.95                     8.86

  Provision for Consumer Loan Losses. The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio by portfolio basis and was $868 million and $671 million at August 31, 1997 and 1996. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 25% and 44% in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of fiscal 1996 due to an increase in net charge-offs. The increase in net charge-offs was due to increases in the rate of charge-offs and, to a lesser extent, higher average levels of consumer loans. Net charge-offs as a percentage of average consumer loans outstanding increased to 6.53% and 6.82% in the third fiscal quarter and nine month period ended August 31, 1997 from 5.56% and 5.04% in the comparable periods of fiscal 1996. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates that the Company believes is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes that this trend may continue and the Company expects to experience a higher net charge-off rate for full fiscal year 1997 as compared to fiscal 1996. In fiscal 1996, the Company took steps to reduce the impact of this trend, including raising credit quality standards for new accounts, selectively reducing credit limits and increasing collection activity. In fiscal 1997, the Company intensified these efforts and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality improvements are subject to uncertainties that could cause actual results to differ materially from what has been projected above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. The Company believes the increase in consumer loan delinquency rates at August 31, 1997 from August 31, 1996 was related to the industry-wide credit conditions discussed previously. The following table presents delinquency and net charge-off rates with supplemental managed loan information.

ASSET QUALITY (DOLLARS IN MILLIONS)

                                   AUGUST 31,                FISCAL YEAR END
                         ----------------------------------  ----------------
                              1997              1996              1996
                         ----------------  ----------------  ----------------
                          OWNED   MANAGED   OWNED   MANAGED   OWNED   MANAGED
                         -------  -------  -------  -------  -------  -------
Consumer loans.......... $21,493  $34,868  $18,828  $32,159  $22,064  $35,261
Consumer loans
 contractually past due
 as a percentage of
 consumer loans
 30 to 89 days..........    4.50%    4.51%    4.08%    4.11%    4.42%    4.41%
 90 to 179 days.........    2.96%    2.97%    2.35%    2.30%    2.89%    2.82%
Net charge-offs as a
 percentage of average
 consumer loans
 (year-to-date).........    6.82%    6.86%    5.04%    5.19%    5.45%    5.59%

  Non-Interest Expenses. Non-interest expenses increased 5% in the third quarter of 1997 and increased 6% in the nine month period ended August 31, 1997 from the comparable periods of fiscal 1996.

  Compensation and benefits expense increased 14% and 13% in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of fiscal 1996 due to an increase in the number of employees, including collection personnel. Information processing and communications expense decreased 12% in the third fiscal quarter and remained relatively constant in the nine months ended August 31, 1997 from the comparable periods of fiscal 1996. The decrease in the third fiscal quarter was due to an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors. Professional services expense increased 85% and 66% in the third fiscal quarter and nine month period ended August 31, 1997 from the comparable periods of fiscal 1996 due to increases in consumer credit counseling and collections services. Marketing and business development expense increased 4% in the third fiscal quarter of fiscal 1997 and increased 6% in the nine month period ended August 31, 1997 from the comparable periods of fiscal 1996. In the third fiscal quarter, higher Cardmember rewards expense was partially offset by lower promotional expenses. The increase in the nine month period ended August 31, 1997 was due to higher Cardmember rewards expense. Cardmember rewards expense, which includes the Cashback Bonus(R) Award, increased due to a continued growth in credit card transaction volume and increased cardmember qualification for higher award levels. Other expenses remained level in the third fiscal quarter and decreased 15% in the nine month period ended August 31, 1997 from the comparable periods of fiscal 1996 due to a continuing decrease in fraud losses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total assets increased from $238.9 billion at fiscal year end 1996 to $282.5 billion at August 31, 1997, primarily reflecting growth in financial instruments owned, resale agreements and securities borrowed. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

  The Company's senior management and Finance and Risk Committee, which includes senior officers from each of the major capital commitment areas, among other things, establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company, and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments.

  The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating as well as its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and therefore may, in the future, expand or contract its capital base to address the changing needs of its businesses. In the past, the Company had also returned internally generated equity capital which was in excess of the needs of its businesses through common stock repurchases and dividends.

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities and Asset Management Segment is raised through diverse sources. These include the Company's capital, including equity and long-term debt; medium-term notes; internally generated funds; repurchase agreements; U.S., Canadian, French and Euro commercial paper; letters of credit; unsecured bond borrows; German Schuldschein loans; securities lending; buy/sell agreements; municipal re-investments; master notes; and committed and uncommitted lines of credit. Repurchase transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

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

  The Company's bank subsidiaries solicit deposits from consumers, purchase federal funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificate of deposit accounts sold directly to cardmembers and savings deposits from DWR clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Greenwood Trust Company, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

  As of October 14, 1997, the Company's credit ratings were as follows:

                                             COMMERCIAL  SENIOR
                                               PAPER      DEBT
                                            ------------ ------
         Moody's Investors Service......... P-1           A1
         Standard & Poor's................. A-1           A+
         IBCA.............................. A1+           AA-
         Thomson BankWatch................. TBW-1         AA
         Dominion Bond Rating Service(1)... R-1 (middle)  n/a
         Duff & Phelps..................... D-1+^         AA-^
         Fitch(2).......................... F-1+          AA-

--------
(1) Dominion Bond Rating Service rates the Company's Canadian commercial paper program.
(2) These ratings were assigned to Dean Witter Discover before the Merger.

  As the Company continues its global expansion and as revenues are increasingly derived from various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency is often offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

  During the nine month period ended August 31, 1997, the Company issued senior notes aggregating $6,361 million, including non-U.S. dollar currency notes aggregating $1,040 million. These notes have maturities from 1997 to 2017 and a weighted average coupon interest rate of 6.1%; the Company has entered into certain transactions to obtain floating interest rates based on either short-term LIBOR or repurchase agreement rates for Treasury securities. At August 31, 1997, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $39 billion.

  On June 2, 1997, the Company's shelf registration statement for $7 billion of debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units, became effective.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "Morgan Stanley Facility"). Under the terms of the credit agreement, the banks are committed to provide up to $2.5 billion. The Company has assumed the Morgan Stanley Facility as part of the Merger. In August 1997, the Company renewed this facility which expires in January 1998.

  The Company also maintains a second senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "DWD Facility"). Under the terms of the credit agreement, the banks are committed to provide up to $4.0 billion. As of third fiscal quarter end 1997, the Company has never borrowed from the DWD Facility. In April 1997, DWD renewed this facility which expires in April 1998.

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

  RFC also maintains a $2.55 billion senior bank credit facility to support the issuance of asset-backed commercial paper.

  The Company anticipates that it will utilize the Morgan Stanley Facility, the DWD Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time. RFC anticipates that it will utilize its facility for short-term funding from time to time.

  At August 31, 1997, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.7 billion, and goodwill and other intangible assets of $1.5 billion, were illiquid. In addition, certain equity investments made in connection with the Company's merchant banking and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products are not highly liquid. In connection with its merchant banking and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At August 31, 1997, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $123 million, and its aggregate investment in publicly held companies was $584 million.

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at August 31, 1997 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $2,181 million.

  In addition, at August 31, 1997, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,625 million (a substantial portion of which was subordinated debt) with not more than 6%, 11% and 16% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and merchant banking activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a selective basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At August 31, 1997, the Company had three commitments to provide an aggregate of $552 million and had two loans in the aggregate amount of $198 million outstanding primarily in connection with its securitized debt and high-yield underwriting activities. Subsequent to this date, the Company's commitments declined by $178 million, and $123 million of outstanding loans were repaid.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At August 31, 1997, the aggregate value of senior secured loans and positions held by the Company was $629 million, and aggregate senior secured loan commitments were $116 million. Subsequent to August 31, 1997, the Company entered into one additional senior secured loan commitment in the amount of $220 million.

  At August 31, 1997, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $15 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(B) REPORTS ON FORM 8-K

  Form 8-K dated June 25, 1997 reporting Items 5 and 7.

  Form 8-K dated July 25, 1997 reporting Item 5 only.

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

                                         Morgan Stanley, Dean Witter, Discover
                                          & Co.
                                                      (REGISTRANT)

                                                  /s/ Eileen K. Murray
                                         By: __________________________________
                                            Eileen K. Murray, Controller and
                                              Principal Accounting Officer

Date: October 14, 1997

                                 EXHIBIT INDEX

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                         QUARTER ENDED AUGUST 31, 1997

                                    DESCRIPTION
                                    -----------
 11   Computation of earnings per share.
 12   Computation of ratio of earnings to fixed charges.
 15.1 Letter of awareness from Deloitte & Touche LLP, dated October 14, 1997, concerning unaudited interim financial information.
 15.2 Letter of awareness from Ernst & Young LLP, dated October 14, 1997, concerning unaudited interim financial information.
 27   Financial Data Schedule.