Form 10-K
period 1997-11-30
MORGAN STANLEY DEAN WITTER DISCOVER & CO
filed 1998-02-20
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997
                        COMMISSION FILE NUMBER 1-11758
                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               DELAWARE                              36-3145972
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
             1585 BROADWAY                               10036
            NEW YORK, N.Y.                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 761-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                               ON WHICH REGISTERED
        -------------------                             -----------------------
   Common Stock, $.01 par value                         New York Stock Exchange
                                                        Pacific Stock Exchange
   Rights to Purchase Series A Junior Participating
    Preferred Stock                                     New York Stock Exchange
                                                        Pacific Stock Exchange
   Depositary Shares, each representing 1/4 of a share  New York Stock Exchange of 7 3/4%
    Cumulative Preferred Stock, $200 stated value
   Depositary Shares, each representing 1/8 of a share  New York Stock Exchange of 7 3/8%
    Cumulative Preferred Stock, $200 stated value
   Depositary Shares, each representing 1/4 of a share  New York Stock Exchange of Series A Fixed/Adjustable Rate
    Cumulative Preferred Stock, $200 stated value
   7.82% Capital Units; 7.80% Capital Units; 9.00%      New York Stock Exchange
    Capital Units;
    8.40% Capital Units; 8.20% Capital Units; 8.03%
    Capital Units*
   6% PERQSSM Due February 16, 1999; 10% PERQS due      American Stock Exchange
    April 15, 1999+
   Exchangeable Notes Due September 30, 2000;           New York Stock Exchange
    Exchangeable Notes Due
    December 31, 2001; Exchangeable Notes Due March
    29, 2002;
    Exchangeable Notes Due July 31, 2003++
   PEEQSSM Due May 1, 2001+++                           American Stock Exchange
   Nikkei 225 Protection Step-Up Exchangeable Notes     New York Stock Exchange
    Due July 31, 2003

-------
* Each Capital Unit consists of (a) a Subordinated Debenture (of the same rate) of Morgan Stanley Finance plc guaranteed by the Registrant and (b) a related purchase contract of the Registrant requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Registrant's Cumulative Preferred Stock (of the same rate), $200 stated value. The Capital Units and the Depositary Shares are registered on the New York Stock Exchange.
+ ""Performance Equity-linked Redemption Quarterly-pay Securities." The issue price and amount payable at maturity with respect to the PERQS are based on the share price of certain non-affiliated companies.
++ Notes which are exchangeable on a defined date for equity securities of certain non-affiliated companies.
+++ ""Protected Exchangeable Equity-linked Securities." Principal protected notes which are exchangeable for cash based on the value of the S&P 500 Index.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 26, 1998 was approximately $28,428,925,812. For purposes of this information, the outstanding shares of common stock owned by (1) directors and executive officers of the Registrant and (2) certain senior officers of certain wholly-owned subsidiaries of the Registrant who are subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  As of January 26, 1998, there were 605,394,651 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Morgan Stanley, Dean Witter, Discover & Co. 1997 Annual Report to Shareholders--Incorporated in part in Form 10-K, Parts I, II and IV.

(2) Morgan Stanley, Dean Witter, Discover & Co. Proxy Statement for its 1998 Annual Meeting of Stockholders--Incorporated in part in Form 10-K, Parts I and III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

A. GENERAL

BACKGROUND AND OVERVIEW

  Morgan Stanley, Dean Witter, Discover & Co. (the "Company"*) is a preeminent global financial services firm that maintains leading market positions in each of its three primary businesses--securities, asset management and credit services.** The Company is a combination of Dean Witter, Discover & Co. ("Dean Witter Discover") and Morgan Stanley Group Inc. ("Morgan Stanley") and was formed pursuant to a merger of equals that was effected on May 31, 1997 in which Morgan Stanley was merged with and into Dean Witter Discover (the "Merger"). The Company combines three well recognized brands in the financial services industry: Morgan Stanley, Dean Witter and Discover(R) Card. The Company combines global strength in investment banking (including in the origination of quality underwritten public offerings and in mergers and acquisitions advice) and institutional sales and trading, with strength in providing investment and global asset management products and services to its customers and in providing quality consumer credit products to its customers, primarily through its Discover Card brand.

  At November 30, 1997, the Company had the third largest account executive sales organization in the United States, with 9,946 professional account executives and 399 branches, and one of the largest global asset management operations of any full-service securities firm, with total assets under management and administration of $338 billion. In addition, based on its approximately 40 million general purpose credit card accounts as of November 30, 1997, the Company was the nation's largest credit card issuer as measured by number of accounts and cardmembers.

  The Company conducts its business from its headquarters in New York City, its regional offices and branches throughout the United States, and its principal offices in London, Tokyo, Hong Kong and throughout the world. Dean Witter Discover was incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley was incorporated under the laws of the State of Delaware in 1975, and its predecessor companies date back to 1935. At November 30, 1997, the Company had 47,277 employees. None of the Company's employees is covered by a collective bargaining agreement.

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit and transaction services nationally. Its securities businesses ("Securities") include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage; research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and securities lending. The Company's asset management businesses ("Asset Management") include providing global asset management advice and services to individual and institutional investors through well-recognized brand names, including Dean Witter InterCapital ("InterCapital"), Van Kampen American Capital ("VKAC"), Morgan Stanley Asset Management ("MSAM") and Miller Anderson & Sherrerd ("MAS"); global custody and securities clearance; and principal investment activities. The Company's credit and transaction services
--------
*Unless the context otherwise requires, the term "Company" means Morgan
   Stanley, Dean Witter, Discover & Co. and its consolidated subsidiaries. At the Company's 1998 Annual Meeting of Stockholders, stockholders will be requested to approve a proposal to change the Company's name to "Morgan Stanley Dean Witter & Co."
**Except for the historical information contained in this Form 10-K, certain items herein, including (without limitation) certain matters discussed under "Legal Proceedings" in Part I, Item 3 of this Report; "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in Part II, Item 7 of this Report ("MD&A"); and "Quantitative and Qualitative Disclosure about Market Risk" incorporated by reference in Part II, Item 7A of this Report; are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's businesses, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions undertaken by both current and potential new competitors, the impact of current, pending or future legislation and regulation both in the United States and throughout the world and other risks and uncertainties detailed in the MD&A and in "Competition and Regulation" herein.

businesses ("Credit Services") include the operation of the NOVUS(R) Network, a proprietary network of merchant and cash access locations, and the issuance of the Discover Card and other proprietary general purpose credit cards. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

  The Company conducts its worldwide business through several highly integrated subsidiaries and affiliates, which frequently participate together in the facilitation and consummation of a single transaction. Because of the increasing integration of the international financial markets, the Company manages its principal operating subsidiaries on a coordinated global basis with a view to the profitability of the enterprise as a whole. Financial information concerning the Company for each of the three periods ended November 30, 1997, November 30, 1996 and November 30, 1995, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1997 Annual Report to Shareholders and is incorporated herein by reference.*

  A discussion of the Company's preparations to address the potential effects on its operations resulting from the Year 2000 computer code issue appears on pages 56 and 57 of "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

B. SECURITIES

OVERVIEW

  The Company is a leading global financial services firm which provides financial services and advice to, and raises capital worldwide for, a broad group of domestic and international corporate clients through Morgan Stanley & Co. Incorporated (U.S.) ("MS&Co."), Morgan Stanley & Co. International Limited (U.K.), Morgan Stanley Japan Limited (Japan), Morgan Stanley Asia Limited (non-Japan Asia) and other direct and indirect subsidiaries. The Company also conducts sales and trading activities both as principal and agent on behalf of a wide range of domestic and international institutional investors. The Company offers individual investors a broad range of securities and savings products primarily through Dean Witter Reynolds Inc. ("DWR") and other direct and indirect subsidiaries.

INVESTMENT BANKING

 Underwriting

  The Company manages and participates in public offerings and private placements of debt, equity and other securities denominated in U.S. dollars and other currencies in the U.S. and international capital markets. The Company is a leading underwriter of common stock, preferred stock and other equity-related securities, including American Depositary Receipts ("ADRs"), Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQSSM") and capital securities. The Company also underwrites taxable fixed income securities and tax exempt securities, mortgage-related securities, including private pass-throughs and collateralized mortgage obligations ("CMOs"), and other asset-backed securities. The Company is active as an underwriter and distributor of commercial paper and other short-term and medium-term securities. The Company is also involved in tender offers, repurchase programs, consent solicitations, rights offerings and exchange offers on behalf of clients.

 Financial Advisory Services

  The Company provides domestic and international corporate and institutional clients with a wide range of advisory services on key strategic matters such as mergers, acquisitions, joint ventures, privatizations, defenses, divestitures, spin-offs, restructurings, proxy mechanisms and leveraged buyouts as well as long-range financial
--------
* Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year ending on November 30. See "Notes to Consolidated Financial Statements, Note 1" incorporated by reference in
   Part II, Item 8 of this Report.

planning. Other such services provided to clients include advice with respect to recapitalizations, dividend policy, valuations, foreign exchange exposures and financial risk management strategies. The Company furnishes advice and other services relating to a wide variety of project financings, including infrastructure, electric power and natural resource projects. In addition, the Company provides advisory services in connection with the purchase, sale and financing of real estate and lease transactions.

 Financing

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis. The Company conducts senior lending activities, including the origination and syndication of senior secured loans of non-investment grade companies.

  A subsidiary of the Company also acts as general partner of Princes Gate Investors II, L.P. ("Princes Gate"), a limited partnership with $975 million in aggregate investment capacity that was formed to invest in special situation opportunities. Princes Gate generally makes minority equity and equity-related investments which are short to medium-term in duration and which arise out of the Company's worldwide investment banking activities. See also "ASSET MANAGEMENT--Principal Investing."

SALES, TRADING AND MARKET-MAKING ACTIVITIES

 Equity

  The Company's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related securities (both exchange traded and over-the-counter ("OTC")), including ADRs, World Equity Benchmark Shares ("WEBSSM") and restricted/control stock; convertible debt and preferred securities, including PERCS(R), PERQSSM and warrants; equity index products, equity swaps, options and other structured products; and international index arbitrage, equity repurchases, and program and block trade execution. The Company also engages in a variety of proprietary trading activities including risk arbitrage, which involves, among other things, investing for the Company's own account in securities of companies involved in publicly announced corporate transactions in which the Company is not, at the time of investment, acting as adviser or agent.

  The Company provides various equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. The Company acts as principal and agent in stock borrowing and stock loan transactions in support of its domestic and international trading and brokerage, asset management and clearing activities, and as an intermediary between broker-dealers. A subsidiary of the Company is also engaged in the clearance of securities for its preferred shareholders who are registered broker-dealers. Morgan Stanley Capital International ("MSCI"), a joint venture between the Company and Capital International Perspective, S.A., markets and distributes over 3,500 country, industry and regional benchmark indices covering 51 countries (including The World, EAFE(R) and Emerging Market Indices), and a 28-year historical database, including fundamental and valuation data on over 5,500 companies in developed and emerging market countries.

 Fixed Income

  The Company distributes and trades domestic and international debt securities, including preferred stock and corporate debt instruments (bonds, medium-term notes and commercial paper), offers investment strategies to institutional accounts, develops swap and other risk management strategies for customers, and assists corporations in their repurchase of debt. In addition, the Company trades a full range of money market and other short-term instruments, including certificates of deposit, bankers' acceptances, floating-rate certificates of deposit and floating-rate notes. The Company is an active dealer and market-maker in a broad range of long-term and short-term tax exempt securities. The Company is also involved in structuring debt securities with multiple risk/return factors designed to suit investor objectives and repackaged asset vehicles ("RAVs") through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles.

  MS&Co. is one of 37 primary dealers of U.S. government securities currently recognized by the Federal Reserve Bank of New York. As such, it is among the firms with which the Federal Reserve conducts its open market operations and is required to submit bids in Treasury auctions, make secondary markets in U.S. government securities, provide the Federal Reserve Bank of New York with market information and maintain certain capital standards. The Company is also a member of a number of selling groups responsible for the distribution of various issues of U.S. agency and other debt securities. As such, it is required to make secondary markets in these securities and to provide market information to the U.S. agency issuers. The Company is also a member of the primary syndicate that issues German government bonds, a member of the Japanese government bond syndicate and a primary dealer in Canadian, French and Italian government bonds. The Company also makes secondary markets in various foreign government bonds and corporate bonds issued in the Eurobond market and in the U.S.

  The Company's daily trading inventory positions in government and agency securities are financed substantially through the use of repurchase agreements. The Company also borrows and lends fixed income securities. In addition, the Company acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. At any given point in time, the Company may hold large positions in certain types of securities or commitments to purchase securities of a single issuer, sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. In addition, substantially all of the collateral held by the Company for reverse repurchase agreements and bonds borrowed consists of securities issued by the U.S. government, federal agencies or non-U.S. governments.

  The Company trades and distributes mortgage and other asset-backed securities. The Company makes markets and trades in Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corp. ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") obligations. The Company enters into commitments, such as forward contracts, standby arrangements and OTC options contracts, for GNMA, FHLMC and FNMA securities. The Company also acts as an underwriter of and market-maker in mortgage-backed securities, CMOs and related instruments, and a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time.

  The Company also underwrites, trades, invests and makes markets in high-yield debt securities and emerging market loans and securitized instruments. "High-yield" refers to companies or sovereigns whose debt is rated as non-investment grade. Securities owned by the Company in connection with its high-yield trading activities typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. The market for these securities has been, and may in the future be, characterized by periods of illiquidity. In addition, the Company, through its market-making and trading activities, may be the sole or principal source of liquidity in certain issues and, as a result, may substantially affect the prices at which such issues trade. To mitigate the potential impact on the Company's operating results of the greater risk inherent in high-yield debt securities and emerging market loans and securitized instruments, the Company has policies to control total inventory positions in these securities and instruments. Additionally, the Company has credit policies to manage exposures to individual high-yield issuers and emerging market counterparties.

 Foreign Exchange and Commodities

  The Company actively trades numerous foreign currencies on a spot and forward basis with its customers, for its own account and to hedge its securities positions or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. The Company, on a more limited basis, enters into forward currency transactions as agent and principal. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange traded currency options on a worldwide basis. The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas and related energy products. The Company is an active market-maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs relating to production, consumption and reserve/inventory management. The Company is also an electricity power marketer in the U.S.

 Derivatives

  The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products, some of which may be complex in structure, generally take the form of exchange traded futures and options and OTC forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices. All of the Company's trading-related business units use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from proprietary trading activities. In addition, as a dealer in certain derivative products (most notably interest rate and currency swaps) the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its clients. Through the Company's triple-A rated subsidiary (Morgan Stanley Derivative Products Inc.), the Company also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty.*

  Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives have been utilized as efficient and cost effective tools that enable users to adjust risk profiles, such as interest rate or currency risk, or to take proprietary trading positions. Widespread acceptance of derivatives has contributed to the development of more complex OTC products structured for particular clients to address specific financing and risk management needs. Derivative transactions may have both on- and off-balance sheet implications, depending on the nature of the contract. The Company's use of derivative products may subject the Company to various risks, although in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. In times of market stress, liquidity in certain derivatives positions, as well as in underlying cash instruments, may be reduced. The risks associated with derivative products are managed in a manner consistent with the Company's overall risk management policies. The Company manages its exposure to changes in interest rates, foreign currencies and other factors on an individual product basis, generally by entering into offsetting or other positions in a variety of financial instruments and derivative products. In addition, with respect to certain derivatives, the Company has agreements with customers that permit the Company to close out positions or require additional collateral (and in many cases require excess collateral) if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account. See also "Risk Management" incorporated by reference in Part II, Item 7A of this Report.

SECURITIES SERVICES TO INDIVIDUAL INVESTORS

 Brokerage Activities

  DWR is a full-service retail broker-dealer that offers clients a broad range of securities and savings products that are supported by the Company's underwriting, research, execution and operational capabilities. At November 30, 1997, DWR had the third largest account executive sales organization in the domestic securities industry, with 9,946 account executives located in 399 branch offices providing investment services to more than 3.5 million client accounts with assets of $302 billion. DWR is among the largest members of the New York Stock Exchange ("NYSE") and is a member of all other major U.S. securities exchanges.
--------
*For a detailed discussion of the Company's use of derivatives, see "MD&A --
   Derivative Financial Instruments" incorporated by reference in Part II,
   Item 7 of this Report and "Notes to Consolidated Financial Statements, Note 8" incorporated by reference in Part II, Item 8 of this Report. In addition, the Company uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. See also "Notes to Consolidated Financial Statements, Note 6" incorporated by reference in Part II, Item 8 of this Report.

  The Company has implemented a strategy that focuses on serving the investment needs of individual clients through its account executive sales force. To implement this strategy, the Company has undertaken an aggressive campaign focusing on the growth of its account executive sales organization and the accumulation of client assets. Through internal training, retention of existing account executives and recruiting, the Company has increased its account executive sales organization by over 40% over the past five years. Client assets have increased by 95% over the same five-year period.

  Two of the Company's products designed to help clients manage their assets are the Active Assets(R) Account ("AAA-Account") and the IRA-2000(R) Individual Retirement Account (the "IRA-2000 Account"). Through the AAA-Account, DWR clients can consolidate their financial assets into a single account at DWR. Clients can invest AAA-Account funds in a wide variety of investment products and can ensure that funds are automatically invested in any of four different money market funds and a money market account insured by the Federal Deposit Insurance Corporation ("FDIC"). The AAA-Account offers clients additional features and benefits such as increased insurance, check writing, direct deposit, automated bill payment, a Visa debit card that draws directly from the AAA-Account and a year-end summary statement detailing annual purchases, sales and other AAA-Account transactions. Total client assets in AAA-Accounts were $117.6 billion as of November 30, 1997.

  Clients planning for their retirement have access through the IRA-2000 Account to a broad array of investment choices. Total client assets in IRA-2000 Accounts were $67.3 billion as of November 30, 1997. DWR also offers defined contribution plan services for businesses, including 401(k) plans.

 Equity and Fixed Income Securities

  The Company provides execution, trading and research services to its individual clients on listed equity securities, OTC equity securities, options and ADRs. The Company acts as a market-maker in many equity securities traded on the NASDAQ and in a number of ADRs. The Company also acts as a specialist in many securities listed on regional securities exchanges.

  The Company provides trading and execution services to individual clients for a broad range of fixed income securities, including U.S. government obligations, mortgage and other asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. DWR is a primary dealer in U.S. government securities. The Company's fixed income trading activity on behalf of individual investors focuses primarily on establishing and maintaining inventory based upon actual and anticipated orders from its clients, rather than risk-oriented proprietary trading.

 Financial Institutions Group

  The Company's Financial Institutions Group offers comprehensive securities products and services to banks across the country. The services include investment products, technological support, branch network workstations, and operations and processing systems. The Company currently provides such services to NationsSecurities, an affiliate of NationsBank Corp., and Banc One Securities Corporation, an affiliate of Banc One Corporation.

RESEARCH

  The Company's global research department ("Research"), comprised of economists, industry analysts and strategists, is actively engaged in a wide range of research activities. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses and industry developments. It analyzes worldwide trends covering a broad range of industries and more than 2,000 individual companies, half of which are located outside of the U.S. Research also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies and securities and economic trends. Support for the sales and trading of fixed income securities is also provided in the form of quantitative and credit analyses and the development of research products that are distributed to the Company's institutional and retail clients. Timely data contained in Research's numerous publications, such as the Investment Strategy

Chartbook and The Competitive Edge, are disseminated to both individual and institutional investors through a proprietary database accessible via the Internet and through DWR's account executives. In addition, Research provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

OPERATIONS AND INFORMATION PROCESSING

  In its Securities business, the Company executes and clears all of its transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities and through memberships in various clearing corporations. In order to minimize the risks of systems failures, the Company maintains redundant processing systems.

COMPETITION AND REGULATION

 Competition

  The Company encounters intense competition in all aspects of the financial services business and competes worldwide directly with other firms, a number of which have greater capital and other resources. The Company and its competitors also employ advertising and direct solicitation of potential customers as methods of increasing business, and many of the Company's competitors engage in more extensive advertising programs than does the Company. Among the principal competitive factors affecting the Company's business are the Company's general reputation, the overall quality of its professionals, its ability to maintain existing client relationships and develop new ones, the relative prices of services and products offered and its capability in originating and marketing innovative products and services. Moreover, the Company's ability to access capital at competitive rates (which is generally dependent on the Company's credit ratings) and to efficiently commit capital are important competitive factors in relation not only to generating potentially higher sales and trading revenues, but also attracting business opportunities involving the facilitation of major transactions by clients.

  In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition from other sources, such as commercial banks, insurance companies and other companies offering financial services both in the U.S. and globally. As a result of recent and pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks and retail securities firms has increased and may continue to increase in the near future. In addition, recent convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations. Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Regulation

  The Company's securities business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the U.S. at both the federal and state levels and internationally. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

  MS&Co., DWR and certain other subsidiaries of the Company are broker-dealers. MS&Co. and DWR are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico, and are members of the National Association of Securities Dealers, Inc. ("NASD") and the NYSE. Broker-dealers are subject to regulation by securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences. Occasionally, the Company's subsidiaries have been subject to investigations and proceedings and fines have been imposed for infractions of various regulations relating to their activities as a broker-dealer, none of which, to date, has had a material adverse effect on the Company or its business.

  Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other governmental regulatory and self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and rules, may directly affect the manner of operation and profitability of the Company.

  The Company's U.S. broker-dealer subsidiaries, including MS&Co. and DWR, are members of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Margin lending by certain subsidiaries is subject to the margin rules of the Federal Reserve Board as to the amount they may lend in connection with certain purchases of securities by customers, and such subsidiaries are also required by NYSE rules to impose maintenance requirements on the amount of securities contained in margin accounts.*

  As broker-dealers, MS&Co. and DWR are subject to the SEC's temporary risk assessment rules which require, among other things, that a broker-dealer maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

  As futures commission merchants, MS&Co. and DWR are registered with the Commodity Futures Trading Commission ("CFTC") and their activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of the Company are registered as commodity trading advisers and/or commodity pool operators with the CFTC. The Company's futures and options-on-futures business is also regulated by the National Futures Association, a not-for-profit membership corporation, which has been designated a registered futures association by the CFTC and of which MS&Co. and DWR are members.

  With respect to OTC derivatives, the Company is a member of the International Swaps and Derivatives Association ("ISDA"), the Group of 30 and the Derivatives Policy Group, a group of securities firms formed at the request of the SEC and CFTC to address concerns regarding the OTC derivatives activities of U.S. broker-dealer affiliates not subject to direct regulatory oversight. The Derivatives Policy Group has agreed to adhere to a voluntary oversight framework relating to reporting, capital, management controls and counterparty relationships.

  Certain of the Company's government securities activities are conducted through Morgan Stanley Market Products Inc., which is a member of the NASD and is registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of the Company.

  The Company's securities business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's business in the United Kingdom is regulated by The Securities and Futures Authority Limited and the Bank of England, and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange. The Deutsche Bundesbank,
--------
* These rules augment the Company's margin policies, which are in many cases more stringent.

the Bundesaufsichtsamt fur das Kreditwesen (the Federal Banking Supervisory Authority), the Bundesaufsichtsamt fur den Wertpapierhandel (the Federal Supervisory Authority for Securities Trading), the Deutsche Terminboerse (the German Futures Exchange) and the Frankfurt Stock Exchange regulate the Company's activities in the Federal Republic of Germany. The Company's business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Japanese Ministry of Finance and to the rules of the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange. The Monetary Authority of Singapore and the Singapore International Monetary Exchange Ltd. regulate the Company's business in Singapore; and the Company's operations in Hong Kong are regulated by the Securities and Futures Commission, The Stock Exchange of Hong Kong Ltd. and the Hong Kong Futures Exchange Ltd.

  As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including MS&Co. and DWR, are subject to the SEC's net capital rule, and as futures commission merchants, MS&Co. and DWR are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules that have been promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, principal investing and trading activities, and the financing of customer account balances, and also restricts the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, would adversely affect the ability of the Company to pay dividends or to expand or even maintain present levels of business.

C. ASSET MANAGEMENT

  The Company, primarily through InterCapital and VKAC, manages a wide range of asset management products for individual investors. Through MSAM and MAS, the Company provides global portfolio management to a wide range of institutional investors. Through its Morgan Stanley Services division, the Company provides a full range of global custody and correspondent clearing services to institutional clients. The Company also sponsors, acts as general partner for and invests in several limited partnerships which conduct a variety of activities broadly described as principal investing.

DEAN WITTER INTERCAPITAL INC.

  InterCapital markets and provides investment advisory and administrative services to proprietary open- and closed-end funds and to certain individual and institutional clients. InterCapital fund assets include equities, taxable and tax-exempt fixed income securities and money market instruments. At November 30, 1997, there were 143 InterCapital funds and portfolios with assets of approximately $102 billion for which InterCapital and its wholly owned subsidiary, Dean Witter Services Company Inc., served in various investment management and administrative capacities.

  Shares of InterCapital products that are open-end investment companies are distributed by Dean Witter Distributors Inc., a wholly owned subsidiary of the Company and a registered broker-dealer ("Distributors"), which has entered into selected dealer agreements with DWR, NationsSecurities and Banc One Securities Corporation. DWR and its affiliates are compensated for their distribution related expenses through fees authorized pursuant to the provisions of Rule 12b-1 under the Investment Company Act of 1940, contingent deferred sales charges and front-end sales charges.

VAN KAMPEN AMERICAN CAPITAL, INC.

  VKAC markets and provides investment advisory and administrative services to open- and closed-end funds and to certain individual and institutional clients, and markets and provides ongoing evaluation and credit surveillance for unit investment trusts ("UITs"). Sponsored fund assets cover a broad range of taxable and tax-exempt domestic and international products. Sponsored UITs include portfolios of nationally diversified and single-state insured and uninsured municipal securities and, depending on market demand, also include portfolios of government securities, insured and uninsured corporate debt securities, global fixed income securities and equity securities. At November 30, 1997, VKAC had more than 60 open-end funds and 37 closed-end funds and 2,500 series of tax exempt and equity UITs and VKAC and its affiliates managed, administered or supervised approximately $68 billion of assets.

  VKAC distributes its investment products through a large and diversified network of unaffiliated national and regional broker-dealers, commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("Retail Distribution Firms"), as well as DWR account executives. A relatively small number of Retail Distribution Firms account for a substantial portion of sales of VKAC's products and VKAC has proprietary and preferred distribution relationships with several of its unaffiliated Retail Distribution Firms.

MORGAN STANLEY ASSET MANAGEMENT INC.
MILLER ANDERSON & SHERRERD, LLP

  MSAM and MAS primarily manage assets for institutions around the world, including pension funds, corporations, non-profit organizations and governmental agencies, investing in domestic and international equities and fixed income securities (including emerging markets). MSAM and MAS sponsor open- and closed-end funds with assets that include equities, taxable and tax-exempt fixed income securities and balanced and multi-asset-class products. MSAM and MAS also manage assets through separate accounts and pooled vehicles. MSAM provides a broad range of fiduciary and named fiduciary services for pension funds and trusts.

  At November 30, 1997, MSAM and MAS had assets under management or supervision of approximately $145 billion, of which approximately $46 billion related to international products. Institutional assets under management or supervision were composed of approximately $30 billion related to mutual funds and approximately $115 billion related to separate accounts, pooled vehicles and other arrangements.

  The Company has begun and expects to continue distributing certain domestic and international investment products advised or sub-advised by MSAM and MAS through its InterCapital and VKAC distribution networks.

MORGAN STANLEY SERVICES

  Through its Morgan Stanley Services division, the Company provides global custody ("Global Custody") and correspondent clearing ("Correspondent Clearing") services to institutional clients.

  Global Custody provides custody, clearance and settlement, agency securities lending, foreign exchange, valuation and cash management services, and maintains a network of 78 agent banks in 71 countries. Global Custody supports mutual funds, investment limited partnerships, investment managers, investment funds, insurance companies, banks, foundations, endowments, family trusts, government agencies and public and private pension funds. In April 1997, the Company acquired the institutional global custody business of Barclays PLC ("Barclays"). At November 30, 1997, Global Custody had approximately $377 billion in global assets under custody, including approximately $150 billion of assets from the Barclays acquisition that remain subject to such Barclays' clients agreeing to become clients of Global Custody.

  Correspondent Clearing provides execution, clearance and settlement, margin lending and cash management services primarily to U.S. broker-dealers and other institutional clients.

PRINCIPAL INVESTING

  The Company's principal investing activities include, among other things, making commitments to purchase, and making negotiated investments in, equity and debt securities in merger, acquisition, restructuring, private investment and leveraged capital transactions. Such activities also include venture capital investments and investments in real estate assets, portfolios and operating companies. Such activities are generally conducted through private investment funds in which the Company acts as general partner and clients of the Company are limited partners. The Company typically contributes a minority of the capital of the principal investment funds, and clients of the Company contribute the remaining capital. The Company also typically receives management fees for operating the principal investment funds, as well as a share of the profits of the funds when investment performance criteria have been met.

  In the private equity area, Morgan Stanley Capital Partners III, L.P. ("MSCP III") was formed in 1994 with $1.9 billion in capital commitments to invest in private equity or equity-related securities of operating and financial services companies. As of November 30, 1997, MSCP III, and its predecessor funds (which are no longer making new investments) had $1.6 billion of cost basis in their portfolios related to 31 companies in a wide range of industries.

  In the venture capital area, Morgan Stanley Venture Partners III, L.P. ("MSVP III") was formed in 1996 with $275 million in capital commitments to invest in private equity or equity-related securities of U.S. emerging growth companies, primarily in the healthcare and information technology sectors. As of November 30, 1997, MSVP III, and its predecessor funds (which are no longer making new investments), had $155 million of cost basis remaining in their portfolios related to 29 companies.

  In the real estate area, The Morgan Stanley Real Estate Fund II, L.P. ("MSREF II") was formed in 1994 with approximately $1 billion in capital commitments to invest in real estate assets. As of November 30, 1997, MSREF II and its predecessor fund (which is no longer making new investments) had $788 million of cost basis in real estate assets remaining in their portfolios relating to 38 investments. A successor fund to MSREF II is in the process of being formed, which had its initial closing in December 1997 and additional closings are scheduled for 1998.

  In the emerging markets area, Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM") was formed in 1997 with approximately $204 million in capital commitments (as of its first closing) to invest in private equity or equity-related securities of emerging markets companies. MSGEM expects to consummate its first investment in the first quarter of 1998.

  In the investment management area, Morgan Stanley Real Estate Special Situations Investment Program ("Special Situations") was created in 1997 as a series of separate accounts managed by MSAM with approximately $325 million in capital commitments to invest in private equity or equity-related securities of real estate companies (including real estate investment trusts). As of November 30, 1997, Special Situations had $157.1 million of cost basis in its portfolios related to 9 real estate companies.

  From time to time, the Company expects to sponsor additional funds and commit to invest in such funds.

  Equity securities purchased in principal investment transactions generally are held for appreciation, are not readily marketable and do not provide dividend income. As of November 30, 1997, the aggregate carrying value of the Company's investments (directly and indirectly through the above-referenced funds and Princes Gate and its affiliates and predecessors) in 101 privately held companies was $128 million and in 35 publicly held companies was $547 million. At November 30, 1997, the Company had aggregate commitments of approximately $150 million to make future investments in connection with its principal investment activities (including Princes Gate). The Company's future commitments extend until November 2007. For a discussion of Princes Gate, see "SECURITIES--Investment Banking."

  It is not possible to determine whether or when the Company will realize the value of the investments, including any appreciation, dividends or other distributions thereon, since, among other things, such investments are generally subject to restrictions on such realization relating to the circumstances of particular transactions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions or other factors, including the financial leverage involved in the underlying transactions.

  The Company may also underwrite, trade, invest and make markets in, and publish research with respect to, the securities and senior loans of issuers in which the Company or the principal investment funds have an investment. Such securities may include equity and high-yield debt securities of such issuers. In addition, the Company may provide financial advisory services to, and have securities and commodity trading relationships with these issuers. From time to time, the Company may provide loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its principal investment activities.

OTHER ASSET MANAGEMENT ACTIVITIES

 NOVUS Financial

  NOVUS Financial Corporation ("NOVUS Financial") is a consumer finance organization engaged in the business of originating and servicing consumer loans, with a broad range of products designed to meet the needs of its customer base. Most of its loans are secured by mortgages on residential properties, or by automobiles, boats or recreational vehicles. For distribution of its products, NOVUS Financial utilizes DWR account executives and direct mail solicitations.

 Investment Consulting Services

  The Company provides investment consulting services ("ICS") that assist clients in analyzing their investment objectives and in selecting investment advisory services offered by unaffiliated investment advisers. Through ICS, the Company's clients can obtain professional money management services that are not typically available to individual investors. Such combined services are commonly referred to as "wrap accounts." Total ICS assets as of November 30, 1997 amounted to $14 billion.

 Insurance Services

  The Company, through its wholly owned insurance agency subsidiaries, acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. The Company receives commissions with respect to the sale of such products. The Company maintains a strategic alliance with Allstate Life Insurance Company ("Allstate Life") pursuant to which the Company and Northbrook Life Insurance Company, a wholly owned subsidiary of Allstate Life, manufacture, market and distribute proprietary insurance products. The insurance products are sold exclusively by DWR's account executives. The Company has a separate agreement with ITT Hartford Life Insurance Companies to manufacture, market and distribute proprietary products through DWR account executives.

 Unit Investment Trusts

  The Company, through DWR, is the sponsor of a diversified series of UITs which provide clients with portfolios of pre-selected securities. DWR UITs offer municipal, corporate and government bond portfolios as well as domestic and global equity portfolios. Total UIT assets as of November 30, 1997 amounted to $6.1 billion.

 Managed Futures

  The Company's wholly owned subsidiary, Demeter Management Corporation ("Demeter"), acts as general partner of 21 commodity pools (including a family of open-ended partnerships) organized as limited partnerships whose limited partners are individual and institutional investors. These commodity pools trade futures and forward contracts on organized futures exchanges and in the interbank foreign exchange market. Demeter retains and monitors commodity trading advisers registered under the Commodity Exchange Act to manage the assets of these partnerships. As of November 30, 1997, commodity pools operated by Demeter had approximately $1.2 billion under management.

 Real Estate

  Dean Witter Realty Inc. ("Realty"), a wholly owned subsidiary of the Company, has been engaged principally in real estate asset management. During the 1980's, the Company raised capital for both public and private limited partnerships. As of November 30, 1997, Realty managed $1.3 billion of real estate (at cost) consisting of office, retail, industrial, research and development, and residential properties. The Company is currently in the process of arranging for the sale of most of these properties.

 Fiduciary Services

  Dean Witter Trust FSB ("DWT"), a federal savings bank that is a wholly owned subsidiary of the Company, offers trust and other fiduciary services to both individual and corporate clients, primarily trustee services for personal trusts and tax-qualified retirement plans. DWT markets these trustee services nationwide through DWR's account executives. DWT also provides transfer agent and dividend disbursing services for the Company, the InterCapital funds and certain other entities.

COMPETITION AND REGULATION

 Competition

  The investment management industry is highly competitive, with approximately 6,700 open-end management investment companies holding over $4.4 trillion in assets as of November 30, 1997. Competition in the sale of mutual funds is affected by a number of factors including investment objectives and performance, advertising and sales promotion efforts, the level of fees, distribution channels and the types and quality of services offered. In addition to fund products offered by other broker-dealers, the funds offered by the Company are in competition with funds sold directly by investment management firms and insurance companies, as well as with other investment alternatives sold by such companies and by banks and other financial institutions.

 Regulation

  The Company and certain subsidiaries, including MS&Co., DWR, InterCapital, MSAM, MAS and certain affiliates of VKAC, are registered as investment advisers with the SEC and in certain states. Virtually all aspects of the Company's investment advisory business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's engaging in the investment advisory business for specified periods of time, the revocation of registrations under applicable laws or other censures and fines.

  The Company's asset management business is also subject to regulation outside the U.S. The Investment Management Regulatory Organization Limited regulates the Company's business in the United Kingdom; the Japanese Ministry of Finance and the Japan Securities Investment Advisors Association regulates the Company's business in Japan; the Securities and Exchange Board of India regulates the Company's business in India; and the Monetary Authority of Singapore regulates the Company's business in Singapore.

  Morgan Stanley Trust Company, the Company's principal subsidiary that engages in Global Custody, is subject to regulation by the New York State Banking Department and in the United Kingdom by the Securities and Futures Authority Limited.

  Companies in the principal investment portfolio that are in certain regulated industries (e.g., insurance or broadcasting) or subject to regulation in non-U.S. jurisdictions could subject the Company to additional regulation by virtue of the Company's affiliation with the principal investment funds that own equity interests in such companies or otherwise.

  DWT is subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision ("OTS") and by the FDIC. DWT has its deposits insured by the FDIC and pays FDIC assessments to the Savings Association Insurance Fund. DWT is also a registered transfer agent, subject to regulation in such capacity by the SEC.

  As a result of its ownership of DWT, the Company is registered with the OTS as a savings and loan holding company ("SLHC") and subject to regulation and examination by the OTS as a SLHC. The Company is classified as a unitary SLHC, and will continue to be so classified as long as it and DWT continue to comply with certain conditions. Unitary SLHCs are exempt from the material restrictions imposed upon the activities of SLHCs that are not unitary SLHCs. SLHCs other than unitary SLHCs are generally prohibited from engaging in activities other than conducting business as a savings association, managing or controlling savings associations, providing services to subsidiaries or engaging in activities permissible for bank holding companies (as to the regulation of bank holding companies, see "CREDIT AND TRANSACTION SERVICES-- Competition and Regulation"). Should the Company fail to continue to qualify as a unitary SLHC, the Company, in order to continue in those of its present businesses that would not be permissible for a SLHC, could be required to divest control of DWT. Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice by virtue of its status as a SLHC.

D. CREDIT AND TRANSACTION SERVICES

  As of November 30, 1997, Credit Services was the largest single issuer of general purpose credit cards in the United States as measured by the number of accounts and cardmembers. Credit Services' proprietary general purpose credit cards are issued by the Company's NOVUS Services business unit, which operates the NOVUS Network, the Company's proprietary merchant and cash access network (the "NOVUS Network"). These cards include the Discover Card, the Private Issue(R) Card and co-branded and affinity cards.

NOVUS SERVICES

 Overview

  NOVUS Services offers general purpose credit cards designed to appeal to different market segments of consumers for use on the NOVUS Network. The NOVUS Network is the third largest domestic credit card network and consists of merchant and cash locations that accept credit cards that carry the NOVUS logo. NOVUS Services issues several brands of proprietary cards, including the Discover Card, the Private Issue Card and certain co-branded and affinity cards, including the Smithsonian Card (an affinity program in conjunction with the Smithsonian Institution) and the Universal Studios Card (a co-branded credit card in conjunction with Universal Studios that offers cardmembers the opportunity to participate in a variety of entertainment options).

  NOVUS Services promotes its proprietary cards through the use of different and distinctive features that are designed to appeal to different consumer bases. These include the Discover Card, which is designed to appeal to the value-conscious consumer with the Cashback Bonus(R) award, no annual fee and interest rates indexed to the prime rate; and the Private Issue Card, which offers consumers a choice of three sets of terms, based on their specific interests, and four card designs, three designed by celebrity artists.

  Cardmembers use the Discover Card as well as other general purpose credit cards issued by the Company bearing the NOVUS logo to purchase goods and services at participating merchant locations and to obtain cash advances at certain merchant and bank locations and at automated teller machines or by means of checks drawn against their lines of credit. NOVUS Services also offers cardmembers various financial services, including a revolving line of credit, credit insurance, and card registration to protect against losses in connection with card theft or loss. Discover and Private Issue cardmembers are also offered money market deposit accounts and time deposits.

  Cardmembers receive account statements monthly and may elect to pay all or part of the outstanding balance each month. The unpaid portion of the outstanding balance is carried over to the next month, and finance charges are assessed on the revolving balance. A late fee is charged if less than a required minimum portion of the outstanding balance is paid each month. Cardmembers are assessed other fees if their credit card use violates other terms of the cardmember agreement. NOVUS Services accrues revenues through finance charges on cardmembers' revolving balances, the fees paid by merchants to the Company for transactions effected through the NOVUS Network, transaction fees paid by cardmembers for cash advances, late payment fees, overlimit fees, fees from providing product enhancements to cardmembers (e.g., credit life insurance and card registration), merchant fees for processing transactions on other networks, and proceeds from the sale of point-of-sale terminals and related equipment to merchants.

  Cardmember rewards, primarily the Cashback Bonus award, pursuant to which the Company annually pays Private Issue cardmembers electing this feature and Discover cardmembers a percentage of their purchase amounts ranging up to one percent (up to two percent for the Private Issue Card), are based upon a cardmember's level of annual purchases. The Cashback Bonus award is remitted to cardmembers in the form of a check or as a credit to their accounts in the anniversary month of the account opening.

  Cardmembers enter into agreements governing the terms and conditions of their accounts. Cardmember agreements for each type of card are generally uniform from state to state. Most of the Company's proprietary general purpose credit cards are issued by Greenwood Trust Company ("Greenwood Trust"), an indirect wholly owned subsidiary of the Company. Because of certain banking law restrictions, most of the Company's proprietary general purpose credit cards may be used only for personal and household (as opposed to commercial) transactions.

 Merchants

  Discover Cards, as well as the Company's other proprietary general purpose credit cards, are accepted only by merchants who are members of the NOVUS Network. Since its introduction in 1986, the NOVUS Network has expanded rapidly and currently includes merchants and cash access locations across the U.S.

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

  NOVUS Services employs its own national sales and support force to increase and maintain its merchant base. In contrast, MasterCard's and Visa's marketing efforts to merchants are generally indirect and rely largely on the unaffiliated sales forces of participating acquiring banks and their agents. In addition, the Company conducts telemarketing operations for the purpose of acquiring merchant business.

 Marketing

  NOVUS Services, as the issuer of the Discover Card and other cards for use on the NOVUS Network, is distinguished from MasterCard and Visa card issuers in that it directly controls the brand image, features, service level and pricing of its cards to both cardmembers and merchants. MasterCard and Visa issuers compete directly with each other using the same brands and sharing common processes. The ability to control its products provides NOVUS Services with competitive advantages that are not available to any single MasterCard or Visa issuer, including efficiencies in operations, product positioning and marketing execution. NOVUS Services has the ability to direct and deliver a consistent, nationwide message for the Discover Card and the Company's other general purpose proprietary credit cards. Because the Company manages all aspects of both the cardmember and merchant relationship, it can determine and promote its advertising campaign and control the campaign's content, timing and promotional features.

 Credit

  Cardmembers undergo credit reviews to establish that they meet standards of ability and willingness to pay. Cardmember applications are evaluated using a credit scoring system. The Company's credit scoring system is based on credit scoring systems developed by scoring-model vendors and is customized using the Company's criteria and historical data. Applications not approved under the credit scoring system may be reviewed and approved by the Company's credit analysts.

  Applicants receiving pre-selected solicitations must satisfy criteria specified by NOVUS Services. All recipients of pre-selected solicitations have been pre-screened through credit bureaus utilizing a custom model. Pre-screening is a process by which an independent credit reporting agency identifies individuals satisfying creditworthiness criteria supplied by the Company (in the form of a point scoring model or other screening factors) that are intended to provide a general indication, based on available information, of such person's ability and willingness to pay their obligations. Recipients who respond to the Company's pre-selected solicitations are post-screened by the Company to confirm continued satisfaction of the Company's creditworthiness criteria.

  Each cardmember's credit line is reviewed at least annually, and may be reviewed more frequently if requested by the cardmember or if the Company deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the applicable account as well as reviewing the cardmember's credit bureau record. Actions resulting from account review may include raising or lowering a cardmember's credit line or closing the account.

  During fiscal 1996 and continuing in fiscal 1997, the Company, including NOVUS Services, experienced an increase in its net charge-off rate which was consistent with the industry-wide trend of increasing credit loss rates that the Company believes is related, in part, to increased consumer debt levels and bankruptcy rates. In response to this environment and as part of its ongoing review of cardmember credit quality, the Company implemented initiatives in fiscal 1996 and fiscal 1997, including raising credit quality standards for new accounts, selectively reducing credit limits, increasing collection efforts and closing accounts.*

 Operations

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

SPS TRANSACTION SERVICES, INC.

  SPS Transaction Services, Inc. ("SPS"), a 74% owned, publicly held subsidiary of the Company, provides technology-based outsourcing services. SPS' primary services include electronic processing of non-cash point-of-sale transactions (primarily credit card transactions), consumer private label credit card program administration, commercial accounts receivable processing and call center teleservices.

  In its network transaction processing business, SPS provides electronic point-of-sale data capture, data transport for authorization or verification purposes, file delivery for payment settlement and full reporting services. SPS typically markets these services directly to large regional and national merchants and competes with other large networks and merchant acquirers for this business.

  Consumer private label credit card programs are offered to large merchants and service providers. Services for this business include new account processing, statement and remittance processing, cardholder customer service, collections and marketing services. SPS may also act as the card issuer and own the credit card loans outstanding through Hurley State Bank ("Hurley Bank"), a wholly owned subsidiary.

  SPS also offers commercial account processing services which feature a billing and account receivable management system for clients with businesses as customers. Services are customized to client requirements and include monthly revolving account statements or invoice-based billing.
--------
* For additional information regarding credit losses and the Company's response, see "MD&A" incorporated by reference in Part II, Item 7 of this Report.

  SPS provides call-center based inbound teleservicing programs that focus on customer service solutions. Services include on-line technical help desk support via telephone or Internet/E-mail, catalog order entry and a variety of customer service applications.

PRIME OPTION SERVICES

  Prime Option Services is an organization that, together with NationsBank of Delaware, N.A. ("NationsBank"), markets a co-branded MasterCard general purpose credit card under the brand name Prime OptionSM. Issued by NationsBank under an agreement with MountainWest Financial Corporation ("MountainWest"), an indirect wholly owned subsidiary of the Company, which participates in the marketing, funding and servicing of the accounts, Prime Option MasterCard offers special value and flexibility to consumers through targeted offers of features and pricing based on behavioral and demographic characteristics.

DISCOVER BROKERAGE DIRECT INC.

  In January 1997, the Company acquired Lombard Brokerage, Inc. (which subsequently changed its name to Discover Brokerage Direct Inc. ("Discover Brokerage")), a San Francisco-based company that offers financial services nationwide through its Internet site, an automated telephone system and a core group of registered account representatives. The financial services provided by Discover Brokerage, principally to individual investors, include detailed account information, real-time securities price quotes, trade execution, third party research data and news stories, graphs and real-time portfolio performance.

  Through Discover Brokerage, the Company focuses on the growing number of consumers utilizing alternatives to the traditional brokerage channel to plan their financial future. Discover Brokerage's principal strengths include providing these customers direct access to financial data to make decisions and then execute value priced transactions. The Company plans to grow Discover Brokerage by expanding its product line. Discover Brokerage is also initiating a marketing campaign to the holders of the Company's Discover and Private Issue Cards. The Company believes that Discover Brokerage will enhance the Company's ability to market financial services and products to the holders of the Discover Card and through distribution channels not reached by full-service brokers.

COMPETITION AND REGULATION

 Competition

  Credit Services competes in highly competitive businesses. In particular, the Company's credit cards compete in a highly competitive industry. The market includes other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa service mark) and charge cards issued by travel and entertainment companies. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume and usage of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups.

  The credit card industry has experienced increased competitive use of advertising, targeted marketing and pricing competition in interest rates, annual fees and reward programs as new credit card issuers seek to enter the market and established credit card issuers seek to expand. More recently, issuers have increased their efforts to attract balances from competing sources of credit via low-priced balance transfer programs. In addition, banks have issued and aggressively marketed co-branded credit cards, which offer certain benefits relating to the business of the bank's co-branding partner. The Company believes its proprietary merchant base enables it to promote the Discover Card and its other proprietary card brand names on a national basis, thereby building customer acceptance and use.

 Regulation

  The Company conducts portions of its Credit Services businesses through banking institutions. Greenwood Trust is a state bank chartered under the laws of the State of Delaware. Hurley Bank is a state bank chartered under the laws of the State of South Dakota. Bank of New Castle, an indirect wholly owned subsidiary of the Company, is a state bank chartered under the laws of the State of Delaware. MountainWest is an industrial loan company chartered under the laws of the State of Utah. Greenwood Trust, Hurley Bank, Bank of New Castle and MountainWest (each a "Bank" and, collectively, the "Banks") each have their deposits insured by the FDIC and pay FDIC assessments. Each Bank is subject to comprehensive regulations and periodic examinations by the state banking commissioner of the state in which it is chartered and by the FDIC.

  Generally, a company which controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company under that act and becomes subject to regulation and examination as a bank holding company by the Federal Reserve Board. Greenwood Trust is a "bank" as defined in the BHCA. However, because Greenwood Trust did not come within the BHCA's definition of the term "bank" prior to the amendment of the BHCA by the Competitive Equality Banking Act of 1987 ("CEBA"), under certain grandfathering provisions of CEBA the Company is not treated as a bank holding company as long as the Company and Greenwood Trust comply with certain restrictions set forth in CEBA. Hurley Bank, Bank of New Castle and MountainWest are not "banks" under the BHCA as long as each complies with certain other restrictions set forth in CEBA. Under the BHCA, a bank holding company is generally prohibited from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Should Greenwood Trust fail to continue to qualify for grandfather rights under CEBA or should any of the other Banks fail to continue to be operated so as to maintain its exempt status as a non-bank under the BHCA, the Company, in order to continue to engage in those of its present businesses that would not be permissible for a bank holding company under the BHCA, could be required to divest control of those institutions or, in the case of Greenwood Trust, to change the activities of the institution significantly.

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

  Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice under Federal and state banking law. In addition, Greenwood Trust would no longer qualify for grandfather rights under CEBA if direct or indirect control of Greenwood Trust were transferred to a third party. In that event, the third party would either have to operate as a bank holding company under the BHCA or significantly modify the activities of Greenwood Trust. The Merger did not affect Greenwood Trust's qualification for grandfather rights under CEBA.

  Discover Brokerage is a registered broker-dealer and a member of the NASD. See "SECURITIES--Competition and Regulation" for a discussion of the regulations covering the Company's broker-dealers.

ITEM 2. PROPERTIES

  The Company's executive offices are located at 1585 Broadway, New York, New York, where the Company occupies approximately 958,000 square feet as its New York headquarters. The Company also occupies approximately 368,000 square feet at 750 Seventh Avenue, New York, New York. Both the 1585 Broadway and 750 Seventh Avenue buildings are owned by the Company. The Company also owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices, and an adjacent undeveloped 43 acre parcel.

  The Company leases 864,000 square feet at Two World Trade Center, New York, New York under a lease expiring on May 31, 2006 and also occupies space aggregating approximately 829,000 square feet at various other locations in Manhattan under leases expiring between 1998 and 2006. In addition, the Company leases space aggregating approximately 383,000 square feet in Brooklyn, New York under a lease expiring in 2013.*

  The Company's London headquarters are located at 25 Cabot Square, Canary Wharf, and occupy approximately 641,000 square feet (inclusive of common areas) of a building constructed by the Company. The Company owns the ground lease obligation and the freehold interest in the land and the building. The Company also leases approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020.

  The Company's Tokyo headquarters are located at Yebisu GPT, Ebisu, Shibuya-ku, where the Company occupies approximately 152,000 square feet of office space under a lease arrangement expiring in 1998, but renewable at the Company's option in two-year increments.

  The Company's subsidiaries have offices, operations centers and warehouse facilities located throughout the United States and certain subsidiaries maintain offices in international locations. The Company's properties are leased on terms and for durations which are reflective of commercial standards in the communities where these offices and other properties are located. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in the following litigation matters:

  I. The National Commercial Bank v. Morgan Stanley Asset Management Inc., et al. On May 2, 1994, a complaint was filed in the United States District Court for the Southern District of New York by The National Commercial Bank ("NCB") against Morgan Stanley Asset Management Inc. ("MSAM Inc.") and three present and former MSAM Inc. employees. The complaint alleged that NCB established a managed account at MSAM Inc. in or about February 1993 to trade United States Treasury securities and that in August 1993 that account suffered substantial losses. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Rule 10b-5 promulgated thereunder, common law fraud, common law constructive fraud, breach of fiduciary duty, breach of contract, negligence and negligent misrepresentation, and sought compensatory damages in excess of $39 million, punitive damages in an unspecified amount, costs, attorneys' fees and interest. On June 28, 1994, defendants filed answers to the complaint. On July 11, 1994, defendants filed third-party complaints against two employees of NCB, asserting claims over and for contribution and indemnity in the event defendants are determined to be liable to NCB. The
--------
* The totals for aggregate square footage leased by the Company do not include space occupied by the Company's branch securities offices in New York and throughout the U.S.

complaint, answers and third-party complaints were thereafter amended. The claims against MSAM Inc.'s two present employees were thereafter dismissed without prejudice as were the claims against the two employees of NCB. On October 15, 1997, summary judgment was granted to MSAM Inc. on the securities law fraud claims and as to certain of the common law fraud and negligent misrepresentation claims. On February 13, 1998, the parties reached an agreement to settle the matter.

  II. Term Trust Class Actions. A putative class action, Thomas D. Keeley, et al. v. DWR et al. (the "Keeley Action") was commenced in the California Superior Court, Orange County, on October 27, 1994 and later consolidated with three similar class actions. Defendants are the Company, DWR, Distributors, InterCapital, Dean Witter Services Company Inc., TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two DWR employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages. Defendants filed an answer to the first amended class complaint denying all wrongdoing on December 6, 1995, and motions for judgment on the pleadings on March 13, 1997. In the Keeley Action, defendants' motions for judgment on the pleadings were denied on June 23, 1997. Plaintiff's motion to certify the class is pending.

  III. NASDAQ Antitrust Litigation. On December 16, 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against a total of 33 defendants, including MS&Co. and DWR. The consolidated amended complaint alleged that MS&Co., DWR and other participants and market makers on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") engaged in a conspiracy to fix the "spread" between bid and ask prices for securities traded on the NASDAQ in violation of Section 1 of the Sherman Act. The plaintiff class was alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who traded securities on the NASDAQ between May 1, 1989 and May 27, 1994. Plaintiffs were alleged to have been damaged in that they paid more for securities purchased on the NASDAQ, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint sought compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants was sought on a joint and several basis.

  On February 2, 1995, MS&Co., DWR and the other named defendants filed a motion to dismiss, which was granted on August 10, 1995 with leave to replead. On August 22, 1995, plaintiffs filed a Refiled Consolidated Complaint which was identical in substance to the dismissed pleading except that it listed by name the stocks that plaintiffs contended were the subject of the alleged conspiracy. On December 18, 1995, MS&Co. and DWR filed their answers. On December 10, 1996, four institutional investors filed a new complaint making the same allegations made in the consolidated amended complaint; this action was automatically consolidated with the pending action. On December 26, 1996, the court granted, in part, plaintiffs' motion for class certification. On April 14, 1997, the district court granted plaintiffs' motion to include institutional investors in the previously certified class. On December 23, 1997, the parties reached an agreement in principle to settle the action. The agreement was preliminarily approved by the court on December 31, 1997.

  IV. Department of Justice NASDAQ Investigation. On July 17, 1996, MS&Co., DWR and 22 other dealers who make markets in securities traded on NASDAQ entered into an Order and Stipulation with the United States Department of Justice which simultaneously filed a civil complaint in the United States District Court for the Southern District of New York alleging that the 24 market makers had violated Section 1 of the Sherman Act. The complaint asserted, and MS&Co. and DWR deny, that the various market makers had entered into a so-called "quoting convention" under which the market makers avoided the use of odd-eighth quotes when the spread between the bid and ask price was at least 3/4. The Order and Stipulation commits the 24 market makers to avoid engaging in certain practices which could support the existence of a purported "quoting convention" and to adopt various procedures to assure compliance with their agreement. The Order and

Stipulation is subject to court approval and, if approved, will result in the dismissal of the complaint. On May 21, 1997, certain intervenors appealed a portion of the Order and Stipulation, and the district court entered an order staying certain portions of the Order and Stipulation pending the appeal.

  V. TCW/DW North American Government Income Trust Litigation. Several purported class action lawsuits, which have been consolidated for pretrial purposes (together, the "TNORA Action"), were instituted in January 11, 1995 in the United States District Court for the Southern District of New York against the TCW/DW North American Government Income Trust (the "Trust"), DWR, some of the Trust's trustees and officers, its underwriter and distributor, the Trust's unaffiliated adviser, the Trust's manager, and other defendants, by certain shareholders of the Trust. The consolidated amended complaint asserts claims under the Securities Act of 1933 and generally alleges that the defendants made inadequate and misleading disclosures in the prospectuses for the Trust, in particular as such disclosures related to the nature and risks of the Trust's investments in mortgage-backed securities and Mexican securities. Plaintiffs also challenge certain fees paid by the Trust as excessive. Damages are sought in an unspecified amount. Defendants moved to dismiss the consolidated amended complaint. Although on May 8, 1996 the motions to dismiss were denied, upon reconsideration on August 28, 1996 the court dismissed several of plaintiffs' claims and clarified its earlier opinion denying defendants' motion to dismiss. In addition, on August 28, 1996, the court granted plaintiffs' motion for class certification. On December 4, 1996, in light of a new decision by the United States Court of Appeals for the Second Circuit, defendants filed a new motion for reconsideration of the court's decision denying the motion to dismiss, which was denied on November 20, 1997.

  VI. Global Opportunity Fund Litigation. On December 19, 1995, 20 investors in a Cayman Islands investment fund named The Global Opportunity Fund (the "Fund") brought an action against Morgan Stanley Bank Luxembourg, S.A. ("MSBL") in Luxembourg Commercial Court seeking damages in the amount of $44 million and costs. The apparent core of plaintiffs' complaint is that MSBL was responsible for providing certain net asset valuations to the Fund and performed that function in a negligent manner. On August 14, 1997, MSBL applied to the Luxembourg Commercial Court to join Barclays de Zoete Weld Incorporated ("BZW") into the proceedings in order to assert a claim for indemnity against BZW in the event that MSBL is held liable. A consolidated hearing of both matters is scheduled for November 25-26, 1998.

  VII. County of Orange and Moorlach v. Morgan Stanley & Co., Inc. On June 11, 1996, an adversary proceeding was commenced by Orange County and its Treasurer-Tax Collector against MS&Co. The proceeding was originally filed in the United States Bankruptcy Court for the Central District of California, where Orange County's Chapter 9 bankruptcy proceeding was then pending. The action is now pending before the United States District Court for the Central District of California. The complaint asserts that Orange County, acting through its former Treasurer-Tax Collector, entered into various reverse repurchase agreements and other transactions with MS&Co. which were beyond the County's authority or ultra vires, and, therefore, void. The complaint also asserts that MS&Co. allowed Orange County to enter into unsuitable transactions. In addition, the complaint alleges that MS&Co. violated the automatic stay provisions of the Bankruptcy Code when it liquidated the County's collateral and closed out certain reverse repurchase transactions subsequent to the County's December 6, 1994 bankruptcy filing. The complaint asserts claims for ultra vires, setoff, equitable subordination, restitution, enforcement of the automatic stay, avoidance of post-petition transfers and negligence, and seeks compensatory damages in an unspecified amount, declaratory and injunctive relief, restitution, interest, various costs and attorneys' fees. On August 29, 1996, MS&Co. filed its answer to the complaint. Discovery is proceeding. MS&Co. has joined in a motion by a defendant in a related case to dismiss all of the ultra vires claims asserted in that matter, which are essentially identical to those asserted in the complaint against MS&Co. A hearing on that motion is presently scheduled for March 30, 1998.

  DWR was also named in a similar action. A stipulation to stay proceedings was entered into by the parties.

  VIII. Litigation Regarding Merger. On February 12, 1997, certain stockholders of the Company filed a putative class action complaint (the "Brody Action") in the Delaware Court of Chancery, New Castle County, against the Company and certain of its directors. The complaint alleges certain breaches of fiduciary duty owed to the Company's stockholders by the Company and the named directors in connection with entering into the Agreement and Plan of Merger between Dean Witter, Discover & Co. and Morgan Stanley Group Inc. dated as of February 4, 1997, and seeks a variety of equitable relief. The defendants have not yet responded to the complaint, but intend to contest the Brody Action vigorously.

  IX. In re Sumitomo Copper Litigation. On April 10, 1997, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against Sumitomo Corporation, Sumitomo Corporation of America (together, "Sumitomo"), Global Minerals and Metals Corp. ("Global"), Winchester (USA) Inc., Winchester Holdings USA Inc. (together, "Winchester"), certain individuals associated with Sumitomo, Global and Winchester, Merrill Lynch & Co., Merrill Lynch Commodity Financing Inc., Merrill Lynch Pierce Fenner & Smith (Brokers & Dealers) Limited and MS&Co. The amended complaint alleges that Sumitomo, Global and certain individuals associated with each of them, conspired to manipulate and artificially inflate the price of copper futures contracts on the Comex Division of the New York Mercantile Exchange, and that the other defendants, including MS&Co., aided and abetted the manipulation. The plaintiff class purportedly consists of all persons who purchased copper futures contracts between February 6, 1995 and June 15, 1996 or between June 24, 1993 and September 9, 1993. MS&Co. had a counterparty trading relationship in the copper market with Sumitomo during part of the purported class period. The amended complaint asserts a manipulation claim under the Commodity Exchange Act against certain of the defendants other than MS&Co. The amended complaint seeks compensatory damages in an unspecified amount, treble damages for the RICO claim, interest, costs and attorneys' fees. On October 31, 1997, MS&Co. filed its answer. Discovery is proceeding.

  X. In re Merrill Lynch, et al. Securities Litigation. On January 19, 1995, a putative class action was filed in the United States District Court in New Jersey on behalf of all persons who placed market orders to purchase or sell NASDAQ securities with DWR between November 4, 1992 and November 4, 1994. The complaint, consolidated with another action against other brokerage firms, seeks unspecified damages and alleges that DWR failed to provide best execution of customer market orders for NASDAQ securities. The complaint asserts claims for violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and state law claims for breach of fiduciary duty and unjust enrichment. On December 15, 1995, the Court granted summary judgment in favor of DWR and on June 19, 1997 a three judge panel of the Third Circuit Court of Appeals affirmed. On January 30, 1998, the full Court of Appeals, sitting en banc, reversed and remanded the case to district court for further proceedings.

  XI. Other. In addition to the matters described above, the Company, including MS&Co. and DWR, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including MS&Co. and DWR, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies.

  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases such as some of those described above in which substantial damages are sought, the Company cannot state what the eventual outcome of pending matters will be. The Company is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning executive officers of the Company as of January 29, 1998.

        NAME AND AGE              PRESENT TITLE AND PRINCIPAL OCCUPATION
        ------------              --------------------------------------
 Philip J. Purcell, 54.... Chairman of the Board of Directors and Chief
                           Executive Officer of the Company since the Merger.
                           Mr. Purcell was the Chairman of the Board of
                           Directors and Chief Executive Officer of Dean Witter
                           Discover from 1986 until the Merger. He is a trustee
                           or director of approximately 87 registered
                           investment companies for which InterCapital serves
                           as investment manager or investment adviser. Mr.
                           Purcell is also a Director of SPS.
 John J. Mack, 53......... President, Chief Operating Officer and Director of
                           the Company since the Merger. Mr. Mack was the
                           President of Morgan Stanley from June 1993 until the
                           Merger. From March 1992 until the Merger, he was
                           also Chairman of Morgan Stanley's Operating
                           Committee. Mr. Mack was a Director and a Managing
                           Director of Morgan Stanley from December 1987 until
                           the Merger.
 Thomas C. Schneider, 60.. Executive Vice President, Chief Strategic and
                           Administrative Officer and Director of the Company
                           since the Merger. Mr. Schneider was Executive Vice
                           President and Chief Financial Officer of Dean Witter
                           Discover from 1987 until the Merger. He served as a
                           Director of Dean Witter Discover until February
                           1993. Mr. Schneider is also the Chairman of the
                           Board of Directors and Chief Financial Officer of
                           SPS.
 Robert G. Scott, 52...... Executive Vice President and Chief Financial Officer
                           of the Company since the Merger. Mr. Scott was a
                           Managing Director of MS&Co. from 1979 until the
                           Merger. He was the head of Investment Banking for
                           MS&Co. from 1994 to 1996. Mr. Scott was the head of
                           Worldwide Corporate Finance for MS&Co. from 1992 to
                           1994 and was the head of Worldwide Capital Market
                           Services of MS&Co. from 1985 until 1992.
 Christine A. Edwards, 45. Executive Vice President, Chief Legal Officer and
                           Secretary of the Company since the Merger. Mrs.
                           Edwards was Executive Vice President, General
                           Counsel and Secretary of Dean Witter Discover from
                           January 1991 until the Merger. She served as a
                           Director of Dean Witter Discover until February
                           1993. Mrs. Edwards is also a Director of SPS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal periods, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal periods is set forth under the caption "Quarterly Results" on page 98 of the Registrant's 1997 Annual Report to Shareholders and such information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

  Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth under the same caption on page 2 of the 1997 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 66 to 98 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 36 to 58 of the 1997 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 66 to 98 of such Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is contained on pages 59 through 64 of the 1997 Annual Report to Shareholders under the caption "Risk Management" and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and Independent Auditors' Report thereon, are contained in the 1997 Annual Report to Shareholders on pages 65 to 98, and such information is incorporated by reference herein, including the information appearing under the caption "Quarterly Results" on page 98 of such Annual Report.

  The Statements of Financial Condition at December 31, 1997 and 1996 for the Morgan Stanley U.K. Group Profit Sharing Scheme (the "Plan"), the Statements of Changes in Plan Equity for the Years Ended December 31, 1997, 1996 and 1995 together with the Notes thereon and the Report of Independent Chartered Accountants appear as Exhibit 99.1.

  The report of Ernst & Young LLP, independent auditors, on the consolidated statement of financial condition of Morgan Stanley as of November 30, 1996 and the related consolidated statements of income, cash flows and changes in shareholder's equity for the fiscal years ended November 30, 1996 and 1995, appears as Exhibit 99.2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to Directors and Nominees of the Registrant is set forth under the caption "Election of Directors" on pages 4 to 6 of the Proxy Statement of the Registrant for its 1998 Annual Meeting of Stockholders and is incorporated by reference herein. Also incorporated by reference herein is the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears on page 24 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation is set forth under the captions "Director Compensation" on pages 7 and 8 and "Compensation of Executive Officers" (excluding the information under the subheadings "Report of the Compensation Committees on Executive Compensation" and "Stock Performance Graph") on pages 11 to 24 of the Proxy Statement of the Registrant for its 1998 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock Ownership of Management" and "Principal Stockholders" on pages 9 and 10, respectively, of the Proxy Statement of the Registrant for its 1998 Annual Meeting of Stockholders and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is set forth under the caption "Interest of Management in Certain Transactions" on page 24 of the Proxy Statement of the Registrant for its 1998 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

(b) A Current Report on Form 8-K, dated September 23, 1997, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's third fiscal quarter financial results.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 1998.

                                          Morgan Stanley, Dean Witter,
                                           Discover & Co. (Registrant)

                                              By /s/ Philip J. Purcell
                                          _____________________________________
                                                    Philip J. Purcell
                                             Chairman of the Board and Chief
                                                    Executive Officer

                               POWER OF ATTORNEY

  We, the undersigned directors and executive officers of Morgan Stanley, Dean Witter, Discover & Co., hereby severally constitute Christine A. Edwards, Robert G. Scott and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 20TH DAY OF FEBRUARY, 1998.

                 SIGNATURE                                     TITLE
                 ---------                                     -----

         /s/ Philip J. Purcell              Chairman of the Board and Chief Executive
___________________________________________ Officer
            (Philip J. Purcell)

            /s/ John J. Mack                President, Chief Operating Officer and
___________________________________________ Director
              (John J. Mack)

        /s/ Thomas C. Schneider             Executive Vice President, Chief Strategic
___________________________________________ and Administrative Officer and Director
           (Thomas C. Schneider)

         /s/ Richard B. Fisher              Chairman of the Executive Committee of
___________________________________________ Board of Directors and Director
            (Richard B. Fisher)

          /s/ Robert G. Scott               Executive Vice President and Chief
___________________________________________ Financial Officer (Principal Financial
             (Robert G. Scott)              Officer)

          /s/ Eileen K. Murray              Controller (Principal Accounting Officer)
___________________________________________
            (Eileen K. Murray)

                 SIGNATURE                                     TITLE
                 ---------                                     -----

          /s/ Robert P. Bauman                               Director
___________________________________________
            (Robert P. Bauman)

         /s/ Edward A. Brennan                               Director
___________________________________________
            (Edward A. Brennan)

           /s/ Diana D. Brooks                               Director
___________________________________________
             (Diana D. Brooks)

          /s/ Daniel B. Burke                                Director
___________________________________________
             (Daniel B. Burke)

          /s/ C. Robert Kidder                               Director
___________________________________________
              (C. Rober Kidder)

           /s/ Miles L. Marsh                                Director
___________________________________________
             (Miles L. Marsh)

          /s/ Michael A. Miles                               Director
___________________________________________
            (Michael A. Miles)

          /s/ Allen E. Murray                                Director
___________________________________________
             (Allen E. Murray)

      /s/ Clarence B. Rogers, Jr.                            Director
___________________________________________
         (Clarence B. Rogers, Jr.)

        /s/ Laura D'Andrea Tyson                             Director
___________________________________________
          (Laura D'Andrea Tyson)

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                        ITEMS (14)(A)(1) AND (14)(A)(2)

                                                                  PAGE
                                                         -----------------------
                                                         FORM 10-K ANNUAL REPORT
                                                         --------- -------------
FINANCIAL STATEMENTS
--------------------
Independent Auditors' Report...........................                  65
Consolidated Statements of Financial Condition at
 November 30, 1997 and Fiscal Year-End 1996............                  66
Consolidated Statements of Income for the Fiscal Year
 Ended November 30, 1997, Fiscal Year-End 1996 and
 Fiscal Year-End 1995..................................                  68
Consolidated Statements of Cash Flows for the Fiscal
 Year Ended November 30, 1997, Fiscal Year-End 1996 and
 Fiscal Year-End 1995..................................                  69
Consolidated Statements of Changes in Shareholders'
 Equity for the Fiscal Year Ended November 30, 1997,
 Fiscal Year-End 1996 and Fiscal Year-End 1995.........                  70
Notes to Consolidated Financial Statements.............                  72
FINANCIAL STATEMENT SCHEDULES
-----------------------------
Schedule I--Condensed Financial Information of Morgan
 Stanley, Dean Witter, Discover & Co. (Parent Company
 Only)--at November 30, 1997 and Fiscal Year-End 1996
 and for each of the Three Fiscal Years in the Period
 Ended November 30, 1997...............................  S-2--S-5

                                                                      SCHEDULE I

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                   NOVEMBER 30, FISCAL YEAR-END
                                                       1997          1996
                                                   ------------ ---------------
ASSETS:
  Cash and cash equivalents.......................   $   145        $    12
  Financial instruments owned.....................       632            700
  Advances to subsidiaries........................    44,047         53,821
  Investment in subsidiaries, at equity...........    12,650         10,343
  Other assets....................................     1,383            988
                                                     -------        -------
    Total assets..................................   $58,857        $65,864
                                                     =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term borrowings...........................   $16,745        $20,458
  Payables to subsidiaries........................     4,433         12,001
  Other liabilities and accrued expenses..........       853            720
  Long-term borrowings............................    22,870         20,983
                                                     -------        -------
                                                      44,901         54,162
                                                     -------        -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock.................................       876          1,223
  Common stock (1) ($0.01 par value, 1,750,000,000
   shares authorized, 602,829,994 and 611,314,509
   shares issued, 594,708,971 and 572,682,876
   shares outstanding at November 30, 1997 and
   fiscal year-end 1996)..........................         6              6
  Paid-in capital (1).............................     3,952          4,007
  Retained earnings...............................     9,330          7,477
  Cumulative translation adjustments..............        (9)           (11)
                                                     -------        -------
    Subtotal......................................    14,155         12,702
  Note receivable related to sale of preferred
   stock to ESOP..................................       (68)           (78)
  Common stock held in treasury, at cost (1)
   ($0.01 par value, 8,121,023 and 38,631,633
   shares at November 30, 1997 and fiscal year-end
   1996)..........................................      (250)        (1,005)
  Stock compensation related adjustments..........       119             83
                                                     -------        -------
    Total shareholders' equity....................    13,956         11,702
                                                     -------        -------
Total liabilities and shareholders' equity........   $58,857        $65,864
                                                     =======        =======

--------
(1) Amounts have been restated to reflect the Company's two-for-one stock split.

                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
                             (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                             (DOLLARS IN MILLIONS)

                                            FISCAL 1997 FISCAL 1996 FISCAL 1995
                                            ----------- ----------- -----------
REVENUES:
  Interest and dividends...................   $ 4,531     $ 3,751     $ 2,404
  Principal transactions...................         6         (64)         30
  Fiduciary fees...........................        23          21          17
  Other....................................         1           5           3
                                              -------     -------     -------
    Total revenues.........................     4,561       3,713       2,454
                                              -------     -------     -------
EXPENSES:
  Interest expense.........................     4,403       3,624       2,345
  Non-interest expenses....................        70           5          14
                                              -------     -------     -------
    Total expenses.........................     4,473       3,629       2,359
                                              -------     -------     -------
  Income before provision for income taxes
   and equity in earnings of subsidiaries..        88          84          95
  Provision for income taxes...............        44          24          26
                                              -------     -------     -------
  Income before equity in earnings of
   subsidiaries............................        44          60          69
  Equity in earnings of subsidiaries, net
   of tax..................................     2,542       1,920       1,396
                                              -------     -------     -------
  Net income...............................   $ 2,586     $ 1,980     $ 1,465
                                              =======     =======     =======
  Preferred stock dividend requirements....   $    66     $    66     $    65
                                              =======     =======     =======
  Earnings applicable to common shares.....   $ 2,520     $ 1,914     $ 1,400
                                              =======     =======     =======



                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                            FISCAL 1997 FISCAL 1996 FISCAL 1995
                                            ----------- ----------- -----------
Cash flows from operating activities:
 Net income................................   $ 2,586    $  1,980     $ 1,465
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash charges (credits) included in
   net income:
   Compensation payable in common or
    preferred stock........................       374         513         353
   Equity in subsidiaries' earnings, net of
    dividends..............................    (1,504)       (864)       (370)
  Changes in assets and liabilities:
   Financial instruments owned.............        69        (157)         99
   Other assets............................      (724)       (335)       (597)
   Other liabilities and accrued expenses..       306         113         304
                                              -------    --------     -------
Net cash (provided by) operating
 activities................................     1,107       1,250       1,254
                                              -------    --------     -------
Cash flows from investing activities:
  Net payments for:
   Investments in and advances to
    subsidiaries, at equity................     1,402     (11,526)     (7,691)
   Purchase of Miller Anderson & Sherrerd,
    LLP, net of cash acquired..............       --         (200)        --
   Purchase of Van Kampen American Capital,
    Inc., net of cash acquired.............       --         (986)        --
                                              -------    --------     -------
Net cash provided by (used for) investing
 activities................................     1,402     (12,712)     (7,691)
                                              -------    --------     -------
Cash flows from financing activities:
 Net (payments for) proceeds from short-
  term borrowings..........................    (3,779)      6,369       4,666
 Proceeds from:
  Issuance of common stock.................       224         156         122
  Issuance of cumulative preferred stock...       --          540         --
  Issuance of long-term borrowings.........     6,115       8,561       3,749
 Payments for:
  Repurchases of common stock..............      (124)     (1,133)       (267)
  Repayments of long-term borrowings.......    (3,912)     (2,629)     (1,603)
  Redemption of cumulative preferred stock.      (345)       (138)        --
  Cash dividends...........................      (416)       (313)       (235)
                                              -------    --------     -------
Net cash (used for) provided by financing
 activities................................    (2,237)     11,413       6,432
                                              -------    --------     -------
Dean Witter, Discover & Co.'s (Parent
 Company Only) net cash activity for the
 month of December 1996....................      (139)        --          --
                                              -------    --------     -------
Net increase (decrease) in cash and cash
 equivalents...............................       133         (49)         (5)
Cash and cash equivalents, at beginning of
 period....................................        12          61          66
                                              -------    --------     -------
Cash and cash equivalents, at end of
 period....................................   $   145    $     12     $    61
                                              =======    ========     =======

                  See Notes to Condensed Financial Statements.

                  MORGAN STANLEY, DEAN WITTER, DISCOVER & CO.
                             (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time, Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. (the "Company"). In conjunction with the Merger, the Company issued 260,861,078 shares of its common stock, as each share of Morgan Stanley common stock then outstanding was converted into
1.65 shares of the Company's common stock. In addition, each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of the Company. The Merger was treated as a tax-free exchange.

 Basis of Financial Information

  The accompanying condensed financial statements (the "Parent Company Financial Statements") give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined. The fiscal year end 1996 shareholders' equity data reflects the accounts of the Company as if the preferred and additional common stock had been issued during all of the periods presented.

  The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto found on pages 66 to 98 of the Company's Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

  Prior to the consummation of the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year-end of November
30. In recording the pooling of interests combination, Dean Witter Discover's financial statements for the years ended December 31, 1996 and 1995 were combined with Morgan Stanley's financial statements for the fiscal years ended November 30, 1996 and 1995 (on a combined basis, "fiscal 1996" and "fiscal 1995", respectively). The Company's results for the twelve months ended November 30, 1997 ("fiscal 1997") include the results of Dean Witter Discover that were restated to conform with the new fiscal year-end date. The Company's results of operations for fiscal 1997 and fiscal 1996 include the month of December 1996 for Dean Witter Discover.

2. TRANSACTIONS WITH SUBSIDIARIES

  The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its subsidiaries.

  The Company received cash dividends from its consolidated subsidiaries totaling $1,088 million, $1,056 million and $892 million in fiscal 1997, 1996 and 1995, respectively.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley, Dean Witter, Discover & Co.:

  We have audited the consolidated financial statements of Morgan Stanley, Dean Witter, Discover & Co. and subsidiaries at fiscal years ended November 30, 1997 and 1996, and for each of the three fiscal years in the period ended November 30, 1997, and have issued our report thereon dated January 23, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements give retroactive effect to the merger of Morgan Stanley Group Inc. and Dean Witter, Discover & Co., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the condensed financial statement schedules of Morgan Stanley Group Inc. (Parent Company Only) as of November 30, 1996, and for the fiscal years ended November 30, 1996 and 1995, which statements reflect total assets of $48,143 million as of November 30, 1996, and total revenues of $2,997 million and $1,802 million for the fiscal years ended November 30, 1996 and 1995, respectively. Those financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Morgan Stanley Group Inc. (Parent Company
Only) for such periods, is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, the condensed financial statement schedules for Morgan Stanley, Dean Witter, Discover & Co. (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

New York, New York
January 23, 1998

                                 EXHIBIT INDEX

  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Registrant or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by the Registrant or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. Prior to the Merger, the Exchange Act file number of Morgan Stanley Group Inc. ("Morgan Stanley") was 1-9085.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                            PAGES
 -------                       -----------                         ------------
 3.1     Amended and Restated Certificate of Incorporation of
         the Company (Exhibit 3.1 to the Company's Current
         Report on Form 8-K dated May 31, 1997).

 3.2*    By-Laws of the Company, as amended to date.

 4.1     Rights Agreement dated as of April 25, 1995 between the
         Company and Chemical Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights
         Certificate (Exhibit 1 to the Company's Registration
         Statement on Form 8-A dated April 25, 1995).

 4.2     Amendment dated as of February 4, 1997 to the Rights
         Agreement between the Company and The Chase Manhattan
         Bank (as successor to Chemical Bank), as rights agent
         (Exhibit 4.1 to the Company's Current Report on Form 8-
         K dated February 4, 1997).

 4.3 Stockholders' Agreement dated February 14, 1986, as amended (Exhibit 4.2 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31,
         1993).

 4.4     Form of Consent and Amendment dated as of January 31,
         1996 between the Company and certain signatories to the Stockholders' Agreement referred to in Exhibit 4.3
         (Exhibit 4.3 to Morgan Stanley's Annual Report on Form
         10-K for the fiscal year ended November 30, 1995).

 4.5 Indenture dated as of February 24, 1993 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4 to the Company's Registration
         Statement on Form S-3 (No. 33-57202)).

 4.6     Senior Indenture dated as of April 15, 1989 between the
         Company and The Chase Manhattan Bank (as successor to
         Chemical Bank), as trustee (Exhibit 4.12 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 4.7     First Supplemental Senior Indenture dated as of May 15,
         1991 between the Company and The Chase Manhattan Bank
         (as successor to Chemical Bank), as trustee (Exhibit
         4.13 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 4.8     Second Supplemental Senior Indenture dated as of April
         15, 1996 between the Company and The Chase Manhattan
         Bank (as successor to Chemical Bank), as trustee
         (Exhibit 4-b to Morgan Stanley's Current Report on Form
         8-K dated May 6, 1996).

 4.9     Third Supplemental Senior Indenture dated as of June 1,
         1997 between the Company and The Chase Manhattan Bank, as trustee (Exhibit 4-h to the Company's Registration
         Statement on Form S-3 (No. 333-27919)).

 4.10 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of
         Chicago, as trustee (Exhibit 4.10 to Morgan Stanley's
         Annual Report on Form 10-K for the fiscal year ended
         January 31, 1993).

 4.11    First Supplemental Subordinated Indenture dated as of
         May 15, 1991 between the Company and The First National
         Bank of Chicago, as trustee (Exhibit 4.11 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 4.12    Second Supplemental Subordinated Indenture dated as of
         April 15, 1996 between the Company and The First
         National Bank of Chicago, as trustee (Exhibit 4-c to
         Morgan Stanley's Current Report on Form 8-K dated May
         6, 1996).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                            PAGES
 -------                       -----------                         ------------
  4.13   Third Supplemental Subordinated Indenture dated as of
         June 1, 1997 between the Company and The First National
         Bank of Chicago, as trustee (Exhibit 4-l to the
         Company's Registration Statement on Form S-3 (No. 333-
         27919)).

  4.14 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and The Chase Manhattan Bank (as successor to Chemical Bank), as trustee (Exhibit 4.1 to Morgan
         Stanley's Current Report on Form 8-K dated November 19,
         1993).

  4.15   First Supplemental Subordinated Indenture dated as of
         June 1, 1997 among Morgan Stanley Finance plc, the
         Company, as guarantor, and The Chase Manhattan Bank, as trustee (Exhibit 4-f to the Company's Registration
         Statement on Form S-3 (No. 333-27881)).

  4.16   Voting Agreement dated March 5, 1991 among the Company,
         State Street Bank and Trust Company and Other Persons
         Signing Similar Voting Agreements (Exhibit 4.14 to
         Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

  4.17   Instruments defining the Rights of Security Holders,
         Including Indentures--In addition to Exhibits 4.1 through 4.16 herein, pursuant to paragraph
         (b)(4)(iii)(A) of Item 601 of Regulation S-K, the
         Company hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries, none of which instruments authorizes the issuance of an amount of securities that exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 10.1 Amended Agreement for Systems Operations Services dated as of January 1, 1996 by and between the Company and Advantis, a New York general partnership (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.2 Form of Pooling and Servicing Agreement used in connection with the securitization of Discover Card receivables (Exhibit 10.6 to the Company's Registration
         Statement on Form S-1 (No. 33-56104)).

 10.3    Pooling and Servicing Agreement dated as of October 1,
         1993 between Greenwood Trust Company as master servicer, servicer and seller and Continental Bank, National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Registration Statement on
         Form S-1 (No. 33-71502)).

 10.4 First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Greenwood Trust
         Company, as master servicer, servicer and seller and Bank of America Illinois (formerly, Continental Bank,
         National Association) as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated August 1, 1995).

 10.5 Second Amendment to Pooling and Servicing Agreement dated as of February 29, 1996 between Greenwood Trust
         Company, as master servicer, servicer and seller and First Bank National Association (successor trustee to
         Bank of America Illinois, formerly Continental Bank,
         National Association) as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated April 30, 1996).

 10.6+   Dean Witter Reynolds Inc. Supplemental Pension Plan
         (formerly known as the Dean Witter Reynolds Financial
         Services Inc. Supplemental Pension Plan for Executives)
         (amended and restated as of December 14, 1993) (Exhibit
         10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                            PAGES
 -------                       -----------                         ------------
 10.7+   Omnibus Equity Incentive Plan (Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.8+   Employees Replacement Stock Plan (Exhibit 4.2 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.9+   Amendment to the Employees Replacement Stock Plan
         (adopted June 18, 1993) (Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated November 18, 1993).

 10.10+  Dean Witter START Plan (Saving Today Affords Retirement
         Tomorrow) (amended and restated) (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1996).

 10.11*+ Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (adopted December 10,
         1997).

 10.12+  1993 Stock Plan for Non-Employee Directors (Exhibit 4.3
         to the Company's Registration Statement on Form S-8
         (No. 33-63024)).

 10.13+  Amendment to the 1993 Stock Plan for Non-Employee
         Directors (Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.14+ Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

 10.15+  1994 Omnibus Equity Plan (Exhibit 10.52 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1993).

 10.16+ Tax Deferred Equity Participation Plan (amended and restated October 21, 1994) (Exhibit 4.1 to Post-
         Effective Amendment No. 1 to the Company's Registration
         Statement on Form S-8 (33-82240)).

 10.17*+ Amendment to Tax Deferred Equity Participation Plan
         (adopted October 3, 1997).

 10.18+  Key Executive Employment Plan, as amended April 19,
         1996 (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996).

 10.19*+ Directors' Equity Capital Accumulation Plan (amended and restated).

 10.20+ Employees Equity Accumulation Plan (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.21+  Sears Consumer Financial Corporation Supplemental
         Retirement Income Plan (currently known as the NOVUS
         Credit Services Inc. Supplemental Retirement Income
         Plan (Exhibit 10.36 to the Company's Registration
         Statement on Form S-1 (No. 33-56104)).

 10.22+  First Amendment to the NOVUS Credit Services Inc.
         Supplemental Retirement Income Plan (Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.23+  Second Amendment to the NOVUS Credit Services Inc.
         Supplemental Retirement Income Plan (Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.24+  Third Amendment to the NOVUS Credit Services Inc.
         Supplemental Retirement Income Plan (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.25+  Employee Stock Purchase Plan (amended and restated)
         (Exhibit 10.42 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1995).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                            PAGES
 -------                       -----------                         ------------
 10.26*+ Amendment to Employee Stock Purchase Plan (adopted
         December 19, 1997).

 10.27+  Form of Agreement under the Morgan Stanley & Co.
         Incorporated Owners' and Select Earners' Plan (Exhibit
         10.1 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.28+  Form of Agreement under the Officers' and Select
         Earners' Plan (Exhibit 10.2 to Morgan Stanley's Annual
         Report on Form 10-K for the fiscal year ended January
         31, 1993).

 10.29+  Morgan Stanley & Co. Incorporated Excess Benefit Plan
         (amended and restated) (Exhibit 10.5 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.30+  Morgan Stanley & Co. Incorporated Supplemental
         Executive Retirement Plan, as amended (Exhibit 10.6 to
         Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.31+  Performance Unit Plan (amended and restated) (Exhibit
         10.8 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.32+  1988 Equity Incentive Compensation Plan, as amended
         (Exhibit 10.12 to Morgan Stanley's Annual Report on
         Form 10-K for the fiscal year ended January 31, 1993).

 10.33+  1995 Equity Incentive Compensation Plan (Annex A to
         Morgan Stanley's Proxy Statement for its 1996 Annual
         Meeting of Stockholders).

 10.34+  1988 Capital Accumulation Plan, as amended (Exhibit
         10.13 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.35+  Form of Deferred Compensation Agreement under the Pre-
         Tax Incentive Program (Exhibit 10.12 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

 10.36+  Form of Deferred Compensation Agreement under the Pre-
          Tax Incentive Program 2 (Exhibit 10.12 to Morgan
          Stanley's Annual Report for the fiscal year ended
          November 30, 1996).

 10.37 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Exhibit 10.15 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.38 First Amendment to Trust Agreement dated April 3, 1996 between the Company and State Street Bank and Trust
          Company (Exhibit 10.14 to Morgan Stanley's Annual
          Report on Form 10-K for the fiscal year ended November
          30, 1996).

 10.39 Lease Agreement dated July 8, 1985 by and between Fund for Regional Development acting by and through The
          Port Authority of New York and New Jersey and Dean
          Witter Reynolds Inc. (Exhibit 10.41 to the Company's
          Registration Statement on Form S-l (No. 33-56104)).

 10.40   Agreement of Lease dated May 13, 1986 between Morgan
          Stanley & Co. Incorporated and Forest City Pierrepont
          Associates, as amended (Exhibit 10.18 to Morgan
          Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.41   Agreement of Sublease between McGraw-Hill, Inc. and
          Morgan Stanley & Co. Incorporated, as amended (Exhibit
          10.19 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.42   Lease dated January 22, 1993 between Rock-McGraw, Inc.
          and Morgan Stanley & Co. Incorporated (Exhibit 10.22 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                            PAGES
 -------                       -----------                         ------------
  10.43  Agreement of Lease dated February 10, 1995 among Canary
          Wharf Limited, Morgan Stanley UK Group and the Company
          (Exhibit 10.18 to Morgan Stanley's Annual Report on
          Form 10-K for the fiscal year ended January 31, 1995).

  10.44 Amended and Restated Agreement and Plan of Merger dated as of April 10, 1997 (Annex I to the Joint Proxy
          Statement/Prospectus included as part of the Company's
          Registration Statement on Form S-4 (No. 333-25003)).

  11*    Statement Re: Computation of Earnings Per Common Share.

  12*    Statement Re: Computation of Ratio of Earnings to Fixed
          Charges and Computation of Earnings to Fixed Charges
          and Preferred Stock Dividends.

  13*    The following portions of the Company's 1997 Annual
          Report to Shareholders, which are incorporated by
          reference in this Annual Report on Form 10-K, are
          filed as an Exhibit:

  13.1   "Quarterly Results" (page 98).

  13.2   "Selected Financial Data" (page 2).

  13.3   "Management's Discussion and Analysis of Financial
          Condition and Results of Operations" (pages 36 to 58).

  13.4   "Risk Management" (pages 59 to 64)

  13.5 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Independent Auditor's Report thereon (pages 65 to
          98).

  21*    Subsidiaries of the Company.

  23.1*  Consent of Deloitte & Touche LLP.

  23.2*  Consent of Ernst & Young LLP.

  23.3* Consent of Deloitte & Touche with respect to the Financial Statements for the fiscal year ended
          December 31, 1997 for the Morgan Stanley U.K. Group
          Profit Sharing Scheme.

  24     Powers of Attorney (included on signature page).

  27*    Financial Data Schedule.

  99.1*  Financial Statements for the year ended December 31,
          1997 for the Morgan Stanley U.K. Group Profit Sharing
          Scheme.

  99.2*  Report of Ernst & Young LLP.

--------

  * Filed herewith.
  + Management contract or compensatory plan or arrangement required to be
filed as an exhibit to this Form 10-K pursuant to    Item 14(c).

                        LOGO  Printed on Recycled Paper