Form 10-Q
period 1998-02-28
MORGAN STANLEY DEAN WITTER & CO
filed 1998-04-13
CIK 895421

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

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 1-11758

                       MORGAN STANLEY DEAN WITTER & CO.
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of March 31, 1998 there were 600,857,645 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      THREE MONTHS ENDED FEBRUARY 28, 1998

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--February 28,
     1998 (unaudited) and November 30, 1997...............................   1
    Condensed Consolidated Statements of Income--Three Months Ended Febru-
     ary 28, 1998 and 1997 (unaudited)....................................   2
    Condensed Consolidated Statements of Cash Flows--Three Months Ended
     February 28, 1998 and 1997 (unaudited)...............................   3
    Notes to Condensed Consolidated Financial Statements (unaudited)......   4
    Independent Accountants' Reports......................................  11
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  13

PART II--OTHER INFORMATION

  Item 1. Legal Proceedings.................................................  30
  Item 5. Other Information.................................................  30
  Item 6. Exhibits and Reports on Form 8-K..................................  31

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                       FEBRUARY 28, NOVEMBER 30,
                                                           1998         1997
                                                       ------------ ------------
                                                       (UNAUDITED)
                       ASSETS
Cash and cash equivalents............................    $  6,198     $  8,255
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $2,774 at February 28, 1998 and $4,655 at November
 30, 1997)...........................................       5,051        6,890
Financial instruments owned:
 U.S. government and agency securities...............      12,356       12,901
 Other sovereign government obligations..............      29,550       22,900
 Corporate and other debt............................      27,887       24,499
 Corporate equities..................................      14,921       10,329
 Derivative contracts................................      17,951       17,146
 Physical commodities................................         389          242
Securities purchased under agreements to resell......      89,302       84,516
Receivable for securities provided as collateral(2)..      15,865          --
Securities borrowed..................................      61,655       55,266
Receivables:
 Consumer loans (net of allowances of $905 at
  February 28, 1998 and $884 at November 30, 1997)...      19,934       20,033
 Customers, net......................................      14,095       12,259
 Brokers, dealers and clearing organizations.........      17,183       13,263
 Fees, interest and other............................       3,648        4,705
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,317 at February
 28, 1998 and $1,279 at November 30, 1997)...........       1,718        1,705
Other assets.........................................       7,831        7,378
                                                         --------     --------
Total assets.........................................    $345,534     $302,287
                                                         ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....    $ 28,660     $ 22,614
Deposits.............................................       9,199        8,993
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............       9,370       11,563
 Other sovereign government obligations..............      11,902       12,095
 Corporate and other debt............................       4,290        1,699
 Corporate equities..................................      13,143       13,305
 Derivative contracts................................      16,781       15,599
 Physical commodities................................         723           68
Securities sold under agreements to repurchase.......     121,660      111,680
Obligation to return securities received as
 collateral(2).......................................      17,661          --
Securities loaned....................................      19,901       14,141
Payables:
 Customers...........................................      29,785       25,086
 Brokers, dealers and clearing organizations.........      12,789       16,097
 Interest and dividends..............................       1,043          970
Other liabilities and accrued expenses...............       7,207        8,630
Long-term borrowings.................................      25,897       24,792
                                                         --------     --------
                                                          330,011      287,332
                                                         --------     --------
Capital Units........................................         999          999
                                                         --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................         875          876
 Common stock(1) ($0.01 par value, 1,750,000,000
  shares authorized, 605,842,952 and 602,829,994
  shares issued, 605,005,581 and 594,708,971 shares
  outstanding at February 28, 1998 and at November
  30, 1997)..........................................           6            6
 Paid-in capital(1)..................................       3,876        3,952
 Retained earnings...................................       9,887        9,330
 Cumulative translation adjustments..................          (3)          (9)
                                                         --------     --------
   Subtotal..........................................      14,641       14,155
 Note receivable related to sale of preferred stock
  to ESOP............................................         (68)         (68)
 Common stock held in treasury, at cost(1) ($0.01
  par value, 837,371 and 8,121,023 shares at
  February 28, 1998 and at November 30, 1997)........         (45)        (250)
 Stock compensation related adjustments..............          (4)         119
                                                         --------     --------
   Total shareholders' equity........................      14,524       13,956
                                                         --------     --------
Total liabilities and shareholders' equity...........    $345,534     $302,287
                                                         ========     ========

--------
(1) Historical amounts have been restated to reflect the Company's two-for-one stock split.
(2) These amounts relate to the Company's adoption of SFAS No. 127.
           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS
                                                           ENDED FEBRUARY 28,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
                                                               (UNAUDITED)
Revenues:
Investment banking...................................... $       800 $       522
Principal transactions:
  Trading...............................................         903         869
  Investments...........................................          72          56
Commissions.............................................         547         490
Fees:
  Asset management, distribution and administration.....         676         587
  Merchant and cardmember...............................         428         436
  Servicing.............................................         171         200
Interest and dividends..................................       3,933       3,369
Other...................................................          55          31
                                                         ----------- -----------
  Total revenues........................................       7,585       6,560
Interest expense........................................       3,145       2,709
Provision for consumer loan losses......................         405         377
                                                         ----------- -----------
  Net revenues..........................................       4,035       3,474
                                                         ----------- -----------
Non-interest expenses:
  Compensation and benefits.............................       1,788       1,490
  Occupancy and equipment...............................         140         128
  Brokerage, clearing and exchange fees.................         119          95
  Information processing and communications.............         267         270
  Marketing and business development....................         294         288
  Professional services.................................         128          93
  Other.................................................         166         182
                                                         ----------- -----------
    Total non-interest expenses.........................       2,902       2,546
                                                         ----------- -----------
Income before income taxes..............................       1,133         928
Provision for income taxes..............................         442         357
                                                         ----------- -----------
Net income.............................................. $       691 $       571
                                                         =========== ===========
Preferred stock dividend requirements................... $        15 $        19
                                                         =========== ===========
Earnings applicable to common shares(1)................. $       676 $       552
                                                         =========== ===========
Earnings per common share(2)
  Basic................................................. $      1.15 $      0.96
                                                         =========== ===========
  Diluted............................................... $      1.10 $      0.91
                                                         =========== ===========
Average common shares outstanding(2)
  Basic................................................. 586,751,340 573,410,658
                                                         =========== ===========
  Diluted............................................... 616,377,562 605,691,066
                                                         =========== ===========

--------
(1) Amounts shown are used to calculate basic earnings per common share.
(2) Historical share and per share amounts have been restated to reflect the Company's two-for-one stock split.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                              THREE MONTHS
                                                           ENDED FEBRUARY 28,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                              (UNAUDITED)
Cash flows from operating activities
  Net income.............................................. $     691  $    571
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Non-cash charges included in net income...............       552       490
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and other
       regulations........................................     1,839     1,568
      Financial instruments owned, net of financial
       instruments sold, not yet purchased................   (11,473)   (1,982)
      Securities borrowed, net of securities loaned.......      (629)   (8,478)
      Receivables and other assets........................    (5,272)   (1,729)
      Payables and other liabilities......................        61     3,812
                                                           ---------  --------
Net cash used for operating activities....................   (14,231)   (5,748)
                                                           ---------  --------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities.....................................       (85)      (37)
    Net principal disbursed on consumer loans.............      (693)   (1,120)
    Sales of consumer loans...............................       368       --
                                                           ---------  --------
Net cash used for investing activities....................      (410)   (1,157)
                                                           ---------  --------
Cash flows from financing activities
  Net proceeds related to short-term borrowings...........     6,022     2,637
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell........     5,194     2,578
  Proceeds from:
    Deposits..............................................       206       108
    Issuance of common stock..............................        64        35
    Issuance of long-term borrowings......................     2,917     3,434
    Issuance of Capital Units.............................       --        134
  Payments for:
    Repurchases of common stock...........................       (27)     (124)
    Repayments of long-term borrowings....................    (1,658)   (1,514)
    Redemption of cumulative preferred stock..............       --       (195)
    Cash dividends........................................      (134)      (88)
                                                           ---------  --------
Net cash provided by financing activities.................    12,584     7,005
                                                           ---------  --------
Net (decrease) increase in cash and cash equivalents......    (2,057)      100
Cash and cash equivalents, at beginning of period.........     8,255     5,386
                                                           ---------  --------
Cash and cash equivalents, at end of period............... $   6,198  $  5,486
                                                           =========  ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION AND BASIS OF PRESENTATION

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time, Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). In conjunction with the Merger, MSDWD issued 260,861,078 shares of its common stock, as each share of Morgan Stanley common stock then outstanding was converted into 1.65 shares of MSDWD's common stock (the "Exchange Ratio"). In addition, each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of MSDWD. The Merger was treated as a tax-free exchange.

  On March 24, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co. (the "Company").

 The Company

  The condensed consolidated financial statements include the accounts of Morgan Stanley Dean Witter & Co. and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Dean Witter Reynolds Inc. ("DWR"), Dean Witter InterCapital Inc. and NOVUS Credit Services Inc.

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit and transaction services nationally. Its securities and asset management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; private equity and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and global custody, securities clearance services and securities lending. The Company's credit and transaction services businesses include the operation of the NOVUS Network, a proprietary network of merchant and cash access locations, and the issuance of the Discover(R) Card and other proprietary general purpose credit cards. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the quarter ended February 28, 1997 reflects the change in fiscal year end.

  The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions regarding certain trading inventory valuations, consumer loan loss levels, the potential outcome of litigation and other matters that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

  Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

                       MORGAN STANLEY DEAN WITTER & CO.

  The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended November 30, 1997. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

  Equity securities purchased in connection with private equity and other principal investment activities are initially carried in the condensed consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities which do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

  Loans made in connection with private equity and investment banking activities are carried at cost plus accrued interest less reserves, if deemed necessary, for estimated losses.

  The Company has entered into various contracts as hedges against specific assets, liabilities or anticipated transactions. These contracts include interest rate swaps, foreign exchange forwards, foreign currency swaps, and cost of funds agreements. The Company uses interest rate and currency swaps to manage the interest rate and currency exposure arising from certain borrowings and to match the refinancing characteristics of consumer loans with the borrowings that fund these loans. For contracts that are designated as hedges of the Company's assets and liabilities, gains and losses are deferred and recognized as adjustments to interest revenue or expense over the remaining life of the underlying assets or liabilities. For contracts that are hedges of asset securitizations, gains and losses are recognized as adjustments to servicing fees. Gains and losses resulting from the termination of hedge contracts prior to their stated maturity are recognized ratably over the remaining life of the instrument being hedged. The Company also uses foreign exchange forward contracts to manage the currency exposure relating to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations.

                       MORGAN STANLEY DEAN WITTER & CO.

 Earnings Per Share

  As of December 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaces the previous earnings per share ("EPS") categories of primary and fully diluted with "basic EPS," which reflects no dilution from common stock equivalents, and "diluted EPS," which reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The EPS amounts of prior periods have been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 has not had a material effect on the Company's EPS calculations.

  The calculations of earnings per common share are based on the weighted average number of common shares and share equivalents outstanding and give effect to preferred stock dividend requirements. All per share and share amounts reflect stock splits effected by Dean Witter Discover and Morgan Stanley prior to the Merger, as well as the additional shares issued to Morgan Stanley shareholders pursuant to the Exchange Ratio.

 Accounting Pronouncements

  As of January 1, 1998, the Company adopted SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS No. 127 created additional assets and liabilities on the Company's consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At February 28, 1998, the impact of SFAS No. 127 on the Company's condensed consolidated statement of financial position (excluding reclassifications) was an increase to total assets and total liabilities of $13,503 million.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for the reporting and presentation of comprehensive income and the disclosure requirements related to segments.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pension and other postretirement benefit plan disclosures that are to be included in the employers' financial statements. SFAS No. 132 does not change the measurement or recognition rules for pensions and other postretirement benefit plans, and is effective for fiscal years beginning after December 15, 1997.

2. CONSUMER LOANS

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                              THREE MONTHS
                                                           ENDED FEBRUARY 28,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
Balance, beginning of period.............................. $     884  $     781
Provision for loan losses.................................       405        377
Less deductions
  Charge-offs.............................................       446        402
  Recoveries..............................................       (43)       (40)
                                                           ---------  ---------
    Net charge-offs.......................................       403        362
                                                           ---------  ---------
Other(1)..................................................        19         32
                                                           ---------  ---------
Balance, end of period.................................... $     905  $     828
                                                           =========  =========

--------
(1) Primarily reflects net transfers related to asset securitizations.

                       MORGAN STANLEY DEAN WITTER & CO.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $68 million in the quarter ended February 28, 1998 and $74 million in the quarter ended February 28, 1997.

  The Company received proceeds from asset securitizations of $368 million in the quarter ended February 28, 1998. The uncollected balances of consumer loans sold through securitizations were $14,965 million at February 28, 1998 and $15,033 million at November 30, 1997.

3. LONG-TERM BORROWINGS

  Long-term borrowings at February 28, 1998 scheduled to mature within one year aggregated $7,885 million.

  During the quarter ended February 28, 1998, the Company issued senior notes aggregating $2,922 million, including non-U.S. dollar currency notes aggregating $589 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 5.4% at February 28, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 1999, $1,222 million; 2000, $976 million; 2001, $411 million; and thereafter, $313 million. In the quarter ended February 28, 1998, $1,658 million of senior notes were repaid.

4. PREFERRED STOCK AND CAPITAL UNITS

  Preferred stock is composed of the following issues:

                              SHARES OUTSTANDING AT          BALANCE AT
                            ------------------------- -------------------------
                            FEBRUARY 28, NOVEMBER 30, FEBRUARY 28, NOVEMBER 30,
                                1998         1997         1998         1997
                            ------------ ------------ ------------ ------------
                                                        (DOLLARS IN MILLIONS)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88........   3,629,282    3,646,664       $130         $131
Series A Fixed/Adjustable
 Rate Cumulative Preferred
 Stock, stated value $200
 .........................   1,725,000    1,725,000        345          345
7- 3/4% Cumulative
 Preferred Stock, stated
 value $200...............   1,000,000    1,000,000        200          200
7- 3/8% Cumulative
 Preferred Stock, stated
 value $200...............   1,000,000    1,000,000        200          200
                                                          ----         ----
Total.....................                                $875         $876
                                                          ====         ====

  Each issue of outstanding preferred stock ranks in parity with all other outstanding preferred stock of the Company.

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2013 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $999 million at February 28, 1998 and November 30, 1997.

                       MORGAN STANLEY DEAN WITTER & CO.

5. COMMON STOCK AND SHAREHOLDERS' EQUITY

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $2,491 million at February 28, 1998 which exceeded the amount required by $2,026 million. DWR's net capital totaled $626 million at February 28, 1998 which exceeded the amount required by $549 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At February 28, 1998, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

6. EARNINGS PER SHARE

  Earnings per share was calculated as follows (in millions, except for per share data):

                                                          THREE MONTHS ENDED
                                                             FEBRUARY 28,
                                                          ------------------
                                                            1998       1997
                                                          ---------  ---------
BASIC EPS:
  Net income............................................. $     691  $     571
  Less: preferred stock dividend requirements............       (15)       (19)
                                                          ---------  ---------
  Net income available to common shareholders............ $     676  $     552
                                                          =========  =========
  Weighted-average common shares outstanding.............       587        573
                                                          =========  =========
  Basic EPS.............................................. $    1.15  $    0.96
                                                          =========  =========
DILUTED EPS:
  Net income............................................. $     691  $     571
  Less: preferred stock dividend requirements after
   assumed conversion of ESOP preferred stock............       (13)       (18)
                                                          ---------  ---------
  Net income available to common shareholders............ $     678  $     553
                                                          =========  =========
  Weighted-average common shares outstanding.............       587        573
  Effect of dilutive securities:
    Stock options........................................        17         21
    ESOP convertible preferred stock.....................        12         12
                                                          ---------  ---------
  Weighted-average common shares outstanding and common
   stock equivalents.....................................       616        606
                                                          =========  =========
  Diluted EPS............................................ $    1.10  $    0.91
                                                          =========  =========

                       MORGAN STANLEY DEAN WITTER & CO.

7. COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company has been named as a defendant in various lawsuits and has been involved in certain investigations and proceedings. Some of these matters involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's net income for such period.

  The Company had approximately $5.7 billion and $5.5 billion of letters of credit outstanding at February 28, 1998 and at November 30, 1997 to satisfy various collateral requirements.

8. DERIVATIVE CONTRACTS

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these financial instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Investments" and Note 8 to the consolidated financial statements for the fiscal year ended November 30, 1997, included in the Form 10-K.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at February 28, 1998 and November 30, 1997 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                           OTHER
                                                          COLLATERALIZED    NON-
                                                          NON-INVESTMENT INVESTMENT
                           AAA      AA      A      BBB        GRADE        GRADE     TOTAL
                          ------  ------  ------  ------  -------------- ---------- -------
AT FEBRUARY 28, 1998                          (DOLLARS IN MILLIONS)
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  958  $3,107  $2,626  $  709       $ 56        $  583   $ 8,039
Foreign exchange forward
 contracts and options..     829   1,928     822     157        --             82     3,818
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     118       9      18       1        --              2       148
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,301     996     685     217        811           124     4,134
Commodity forwards,
 options and swaps......     102     386     481     585          5           253     1,812
                          ------  ------  ------  ------       ----        ------   -------
 Total..................  $3,308  $6,426  $4,632  $1,669       $872        $1,044   $17,951
                          ======  ======  ======  ======       ====        ======   =======
Percent of total........      18%     36%     26%      9%         5%            6%      100%
                          ======  ======  ======  ======       ====        ======   =======
AT NOVEMBER 30, 1997
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  754  $2,761  $2,544  $  436       $ 33        $  568   $ 7,096
Foreign exchange forward
 contracts and options..     788   2,504   1,068      72        --            176     4,608
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     156      90      50       2        --             10       308
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,141     917     567     233        780           152     3,790
Commodity forwards,
 options and swaps......      70     425     380     312         12           145     1,344
                          ------  ------  ------  ------       ----        ------   -------
 Total..................  $2,909  $6,697  $4,609  $1,055       $825        $1,051   $17,146
                          ======  ======  ======  ======       ====        ======   =======
Percent of total........      17%     39%     27%      6%         5%            6%      100%
                          ======  ======  ======  ======       ====        ======   =======

  A substantial portion of the Company's securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity and other principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk created in its businesses through a variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company's review of the financial condition and credit ratings of its counterparties.

  See also "Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures for its securities businesses.

9. SUBSEQUENT EVENTS

  On March 26, 1998, the Company announced that it is entering into agreements to sell its Prime Option MasterCard credit card portfolio, which it operates in conjunction with NationsBank. The sale is expected to close during the quarter ending May 31, 1998, and is not expected to have a material effect on the Company's consolidated financial condition or results of operations. The Company also announced its decision to discontinue its BRAVO(R) credit card brand. The Company plans to consolidate the BRAVO portfolio with its Private Issue and Discover Card brands.

  On April 2, 1998, the Company announced that it is exploring the potential sale of its Global Custody and Correspondent Clearing businesses as part of a strategic decision to focus on growing its core businesses--Securities and Asset Management and Credit and Transaction Services.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries (formerly Morgan Stanley, Dean Witter, Discover & Co.) as of February 28, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended February 28, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co. We were furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended February 28, 1997, which statements reflect total revenues of $4,076 million for the three month period ended February 28, 1997.

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

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1997; and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

New York, New York
April 13, 1998

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and
Board of Directors of
Morgan Stanley Group Inc.

We have reviewed the condensed consolidated statement of financial condition of Morgan Stanley Group Inc. and subsidiaries (the "Company") as of February 28, 1997 and the related condensed consolidated statements of income and cash flows for the three-month period ended February 28, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management.

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

                                          /s/ Ernst & Young LLP

New York, New York
March 27, 1997

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time, Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). In conjunction with the Merger, each share of Morgan Stanley common stock then outstanding was converted into 1.65 shares of MSDWD's common stock and each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of MSDWD. The Merger was treated as a tax-free exchange.

  On March 24, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co. (the "Company").

 Basis of Financial Information and Change in Fiscal Year End

  The condensed consolidated financial statements give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined.

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein for the quarter ended February 28, 1997 reflects the change in fiscal year end.

RESULTS OF OPERATIONS*

 Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and economic factors. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature, including economic and market conditions; the availability of capital; the level and volatility of interest rates; currency values and other market indices; the availability of credit; inflation; and legislative and regulatory developments. Such factors may also have an impact on the Company's ability to achieve its strategic objectives, including (without limitation) profitable global expansion.

  The Company's Securities and Asset Management business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of trading markets.

  Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into mutual funds, and the size, number and timing of transactions or assignments (including realization of returns from the Company's private equity investments). In the Company's Credit and Transaction Services business, changes in economic variables may substantially affect consumer loan growth and credit quality. Such variables include the number of personal bankruptcy filings, the rate of unemployment and the level of consumer debt as a percentage of income.
--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

  The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition from other sources, such as commercial banks, insurance companies, mutual fund groups and other companies offering financial services both in the U.S. and globally. As a result of recent and pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets that have traditionally been dominated by investment banks and retail securities firms has increased and may continue to increase in the near future. In addition, recent and continuing convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations.

  Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. Competitive factors also affect the Company's success in attracting and retaining clients and assets by its ability to meet investors' saving and investment needs through consistency of investment performance and accessibility to a broad array of financial products and advice. In the credit services industry, competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features such as no annual fees, low introductory and attractive interest rates, and other customized features targeting specific consumer groups and by having broad merchant acceptance.

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, managing risks in both the Securities and Asset Management and Credit and Transaction Services businesses, evaluating credit product pricing and monitoring costs will continue to affect its overall financial results. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Economic and Market Conditions in the First Fiscal Quarter of 1998

  The favorable economic and market conditions that characterized the global financial markets in fiscal 1997 continued through much of the first fiscal quarter of 1998. After three unprecedented years of share price gains, U.S. financial markets continued to strengthen in an environment characterized by solid economic expansion and continued heavy cash flows into mutual funds. Expectations of continued merger and consolidation activity also contributed to increasing equity share prices. Despite continued turmoil and uncertainty relating to the economic situation in Asia, the U.S. economy continued to exhibit signs of growth, and strong corporate earnings and high levels of consumer confidence persisted. Nevertheless, the levels of inflation and interest rates remained relatively low, and the Federal Reserve Board has not altered the overnight lending rate since March 1997. While the overall performance of U.S. financial markets continued to be favorable, such performance was, at times, volatile, partly due to concerns of lower corporate earnings resulting from the difficult economic situation in Asia.

  Conditions in most European markets were also favorable during the quarter, primarily due to strong corporate earnings and stable economic conditions. Most major stock exchanges reached record levels as interest and inflation rates in many European nations declined due to increasing certainty that the first phase of the approaching European Economic and Monetary Union ("EMU") would be implemented on schedule.

  Market conditions in the Far East were dominated by the continuing economic and financial difficulties existing in the region since the latter half of fiscal 1997. Japan's rate of economic growth has continued to lag, and the future effect of its government's measures to stimulate the economy remained uncertain. Market conditions were also unstable elsewhere in Asia, as uncertainty surrounding Indonesia's compliance with fiscal requirements established by the International Monetary Fund led to a further weakening of investor confidence. In addition, the currencies of many nations in the region declined to record lows during the quarter.

 First Fiscal Quarter 1998 and 1997 Results of the Company

  The Company's net income of $691 million in the quarter ended February 28, 1998 represented an increase of 21% from the comparable period of fiscal 1997. Diluted earnings per common share were $1.10 in the quarter ended February 28, 1998 as compared to $0.91 in the quarter ended February 28, 1997. The Company's annualized return on common equity was 20.1% for the quarter ended February 28, 1998, as compared with 20.7% for the quarter ended February 28, 1997.

  The increase in net income in the quarter ended February 28, 1998 from the comparable prior year period was due to higher revenues from securities activities, including investment banking, principal transactions and commissions, as well as increased asset management, distribution and administration fees. These increases were partially offset by higher non-interest expenses coupled with lower earnings from the Company's Credit and Transaction Services business, primarily due to higher credit card net charge-offs.

  On March 26, 1998, the Company announced that it is entering into agreements to sell its Prime Option MasterCard credit card portfolio, which it operates in conjunction with NationsBank. The sale is expected to close during the quarter ending May 31, 1998, and is not expected to have a material effect on the Company's consolidated financial condition or results of operations. The Company also announced its decision to discontinue its BRAVO(R) credit card brand. The Company plans to consolidate the BRAVO portfolio with its Private Issue and Discover Card brands.

  On April 2, 1998, the Company announced that it is exploring the potential sale of its Global Custody and Correspondent Clearing businesses as part of a strategic decision to focus on growing its core businesses--Securities and Asset Management and Credit and Transaction Services.

  The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributable to its two business segments:
Securities and Asset Management and Credit and Transaction Services. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                        SECURITIES AND ASSET MANAGEMENT

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                                THREE MONTHS
                                                             ENDED FEBRUARY 28,
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
                                                                 (UNAUDITED)
Revenues:
 Investment banking......................................... $     800 $     522
 Principal transactions:
  Trading...................................................       903       869
  Investments...............................................        72        56
 Commissions................................................       539       489
 Asset management, distribution and administration fees.....       676       587
 Interest and dividends.....................................     3,150     2,602
 Other......................................................        53        29
                                                             --------- ---------
   Total revenues...........................................     6,193     5,154
 Interest expense...........................................     2,852     2,426
                                                             --------- ---------
   Net revenues.............................................     3,341     2,728
                                                             --------- ---------
Non-interest expenses:
 Compensation and benefits..................................     1,646     1,355
 Occupancy and equipment....................................       122       113
 Brokerage, clearing and exchange fees......................       116        95
 Information processing and communications..................       147       142
 Marketing and business development.........................       111        96
 Professional services......................................       105        75
 Other......................................................       121       126
                                                             --------- ---------
   Total non-interest expenses..............................     2,368     2,002
                                                             --------- ---------
Income before income taxes..................................       973       726
Income tax expense..........................................       381       281
                                                             --------- ---------
   Net income............................................... $     592 $     445
                                                             ========= =========

  Securities and Asset Management net revenues of $3,341 million in the quarter ended February 28, 1998 represented an increase of 22% from the quarter ended February 28, 1997. Securities and Asset Management net income of $592 million in the quarter ended February 28, 1998 represented an increase of 33% from the quarter ended February 28, 1997. The increases reflected higher levels of investment banking, asset management, distribution and administration fees, principal transaction trading and investment revenues and commissions, partially offset by higher incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 28, 1998 increased 53% from the quarter ended February 28, 1997, primarily reflecting significantly higher revenues from merger and acquisition transactions as well as higher revenues from both debt and equity underwritings. Revenues from merger, acquisition and restructuring activities increased to record levels, as the global market for such transactions continued to be robust during the quarter. The high levels of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors, coupled with continued financial deregulation in the U.S. and market liberalization in Europe. In the quarter ended February 28, 1998, merger and acquisition activity was diversified across many industries, with the financial services, pharmaceuticals and technology sectors contributing the greatest level of revenues. Advisory fees from real estate transactions also increased during the quarter. A stable financing environment, favorable economic conditions and a strong real estate market, including accelerated consolidation activity among real estate investment trusts ("REITS") and high investor demand for the securities of public real estate companies, contributed to the increase. Fixed income underwriting revenues also increased, primarily attributable to higher revenues from global high yield debt issuances. The market for these securities benefited from strong investor demand and from the favorable market and economic conditions that existed during much of the quarter which enabled certain non-investment grade issuers to obtain attractive financing rates. Equity financing revenues also increased, primarily due to a higher volume of equity offerings as compared to the prior year's quarter.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, increased 4% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. The increase was due to higher revenues from trading in equities, foreign exchange and commodities, partially offset by lower fixed income trading revenues.

  Fixed income trading revenues declined in the quarter ended February 28, 1998 from the quarter ended February 28, 1997, primarily due to lower revenues from trading in investment grade and securitized fixed income securities. The market for investment grade fixed income securities was adversely affected by the economic and market turmoil in Asia, particularly during the first months of the quarter. These uncertain conditions prompted "a flight to quality" as investor demand for less risky Treasury securities increased, resulting in a widening of interest rate spreads for investment grade securities. Revenues from trading securitized fixed income securities also decreased, as the declining yields of U.S. Treasury securities during the quarter increased prepayment risk and resulted in a widening of interest rate spreads. These decreases were partially offset by higher revenues from trading fixed income derivatives and global high yield securities.

  Equity trading revenues in the quarter ended February 28, 1998 increased over the comparable prior year period. Revenues from trading in equity cash products increased, primarily due to increased customer volume and a higher market share in European markets benefiting from the Company's increased sales and research coverage beginning in mid-1997. The increased activity in Europe was primarily attributable to the strong performance of many European equity markets during the quarter, reflecting favorable market conditions, low interest rates and strong corporate earnings. Equity cash trading revenues also benefited from an increase in the Company's market share in Japan. Higher revenues from equity derivative securities also contributed to the increase in equity trading revenues.

  Trading revenues from commodity products increased in the quarter ended February 28, 1998, primarily driven by higher revenues from trading in crude oil, refined energy products and precious and base metals. Revenues from trading in crude oil and refined energy products were impacted by falling prices during most of the quarter due to diminished demand for energy products in Asia amid the economic crisis, declining tensions between the U.S. and Iraq and growing output from certain oil producing regions, including the North Sea. Revenues from trading in precious and base metals benefited from rising silver prices and increased volatility in the gold market. These increases were partially offset by lower revenues from trading in natural gas as unseasonably warm weather in the Midwest and Northeast regions of the U.S. caused a reduction in the demand for home heating fuel, leading to a decline in prices.

  Foreign exchange trading revenues also increased in the quarter ended February 28, 1998, and represented the second highest level of quarterly foreign exchange trading revenues achieved by the Company. The increase was primarily attributable to high levels of customer trading volumes and volatility in foreign exchange markets, particularly during the first two months of the quarter. Such conditions were primarily the result of the difficult economic and financial conditions existing in Asia, as diminished investor confidence caused many currencies in this region to reach record lows. Conditions in Asia were more stable during the latter part of the quarter, as the success of South Korean banks to reschedule their international debt payments reduced volatility in the region.

In addition, the U.S. dollar continued to exhibit strength against other major currencies during the quarter, primarily due to the overall strength of the U.S. economy.

  Principal transaction investment gains aggregating $72 million were recognized in the quarter ended February 28, 1998 as compared to $56 million in the comparable prior year quarter. Fiscal 1998's revenues were primarily related to gains realized from the sale of the Company's remaining position in Fort James Corporation. Net increases in the carrying values of certain private equity investments and gains from certain venture capital investments also contributed to the increase in principal transaction investment revenues.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 10% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. In U.S. markets, the Company benefited from a high volume of customer securities transactions. Revenues from markets in the Far East also benefited from strong transaction volumes, coupled with an increase in the Company's market share due to a shift in customer trading volume away from certain large Japanese brokerage companies. In Europe, trading volumes continued to be high due to the strong performance of many equity markets within that region.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration revenues include fees for asset management services, including fund management fees which are received for investment management, fees received for promoting and distributing mutual funds ("12b-1 fees"), and other administrative fees and non-interest revenues earned from correspondent clearing and custody services. Fund management fees arise from investment management services the Company provides to registered investment companies (the "Funds") pursuant to various contractual arrangements. The Company receives management fees based upon each Fund's average daily net assets. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended Funds. These fees are based on either the average daily Fund net asset balances or average daily aggregate net Fund sales and are affected by changes in the overall level and mix of assets under management and administration. The Company also receives fees from investment management services provided to segregated customer accounts pursuant to various contractual arrangements.

  Asset management, distribution and administration revenues increased 15% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997, reflecting strong fund performance and favorable market conditions which continue to attract inflows of new business. Higher fund management and 12b-1 fees, as well as increased revenues from international equity and U.S. fixed income products resulting from inflows of client assets and market appreciation had a favorable impact on these revenues.

  Customer assets under management or supervision increased to $356 billion at February 28, 1998 from $290 billion at February 28, 1997. The increase in assets under management or supervision reflected continued inflows of customer assets and appreciation in the value of existing customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $201 billion at February 28, 1998 and $168 billion at February 28, 1997. Products offered primarily to institutional investors was $155 billion at February 28, 1998 and $122 billion at February 28, 1997.

  Customer assets under administration in the global custody business increased to $402 billion at February 28, 1998 from $152 billion at February 28, 1997. Approximately $217 billion of this increase was attributable to the Company's acquisition of the institutional global custody business of Barclays Bank PLC ("Barclays") on April 3, 1997, and approximately $97 billion of these assets remain subject to current clients of Barclays agreeing to become clients of the Company. Appreciation in the value of customer portfolios and additional assets placed under custody with the Company, including new customer accounts and additional assets from existing customers, also contributed to the growth in assets under administration.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements and customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues increased 69% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. The increase was primarily attributable to higher levels of revenues from net interest earning assets, including financial instruments owned and customer margin receivable balances. Higher levels of securities lending transactions also had a positive affect on net interest and dividend revenues. These increases were partially offset by higher interest expense associated with a higher level of interest bearing liabilities, including long-term debt.

 Non-Interest Expenses

  Total non-interest expenses increased 18% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. Within that category, compensation and benefits expense increased 21%, principally reflecting increased incentive compensation based on higher revenues and earnings. Excluding compensation and benefits expense, non-interest expenses increased 12%. Occupancy and equipment expenses increased 8%, primarily due to increased office space in Hong Kong and higher occupancy costs in London and certain other office locations. Brokerage, clearing and exchange fees increased 22%, primarily related to the acquisition of the institutional global custody business of Barclays, as well as a higher level of securities trading volume during the quarter. Information processing and communications expenses increased 4%, primarily due to the impact of increased rates for certain data services as well as other information systems costs. Marketing and business development expenses increased 16%, reflecting increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets as the Company continues to develop new business. Professional services expenses increased 40%, primarily reflecting higher consulting costs associated with information technology initiatives and the Company's increased global business activities. Higher temporary staff and employment fees also contributed to the increase.

                        CREDIT AND TRANSACTION SERVICES

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                  FEBRUARY 28,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                   (UNAUDITED)
Fees:
  Merchant and cardmember........................................ $  428 $  436
  Servicing......................................................    171    200
Commissions......................................................      8      1
Other............................................................      2      2
                                                                  ------ ------
  Total non-interest revenues....................................    609    639
                                                                  ------ ------
Interest revenue.................................................    783    767
Interest expense.................................................    293    283
                                                                  ------ ------
  Net interest income............................................    490    484
Provision for consumer loan losses...............................    405    377
                                                                  ------ ------
  Net credit income..............................................     85    107
                                                                  ------ ------
  Net revenues...................................................    694    746
                                                                  ------ ------
Compensation and benefits........................................    142    135
Occupancy and equipment..........................................     18     15
Brokerage, clearing and exchange fees............................      3    --
Information processing and communications........................    120    128
Marketing and business development...............................    183    192
Professional services............................................     23     18
Other............................................................     45     56
                                                                  ------ ------
  Total non-interest expenses....................................    534    544
                                                                  ------ ------
Income before income taxes.......................................    160    202
Provision for income taxes.......................................     61     76
                                                                  ------ ------
  Net income.....................................................   $ 99   $126
                                                                  ====== ======

  Credit and Transaction Services net income of $99 million in the quarter ended February 28, 1998 represented a decrease of 21% from the quarter ended February 28, 1997, as increased credit losses and a lower yield on general purpose credit card loans were partially offset by a decrease in non-interest expenses.

  As a result of enhancements made to certain of the Company's accounting systems in the fourth quarter of fiscal 1997, the Company began recording charged off cardmember fees directly against the income statement line items to which they were originally recorded (merchant and cardmember fees and interest revenue). Prior to the enhancements, these fees were charged off against interest revenue. While this change has no impact on net revenues, the Company believes that the revised presentation better reflects the manner in which charge-offs affect the Credit and Transaction Services statements of income. However, since prior periods have not been restated to reflect this change, the comparability of merchant and cardmember fees and interest revenues between the quarter ended February 28, 1998 and the quarter ended February 28, 1997 has been affected. Accordingly, the following sections will also discuss the changes in these income statement categories excluding the impact of this reclassification.

 Non-Interest Revenues

  Total non-interest revenues decreased 5% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, non-interest revenue would have remained level.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, the administration of credit card programs and transaction processing services. Merchant and cardmember fees decreased 2% in the quarter ended February 28, 1998 from the comparable prior year period. Excluding the effect of the reclassification of charged off cardmember fees discussed above, merchant and cardmember fees increased 4% in the quarter ended February 28, 1998. Merchant and cardmember fees increased due to a higher level of general purpose credit card transaction volume. Higher occurrences of overlimit and late payment fees also contributed to the increase.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees.

  The table below presents the components of servicing fees (dollars in millions):

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 FEBRUARY 28,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
Merchant and cardmember fees.................................... $  105  $  112
Interest revenue................................................    579     517
Interest expense................................................   (234)   (203)
Provision for consumer loan losses..............................   (279)   (226)
                                                                 ------  ------
Servicing fees.................................................. $  171  $  200
                                                                 ======  ======

  Servicing fees decreased 15% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997, as revenues associated with a higher level of consumer loans were more than offset by an increase in the provision for consumer loan losses resulting from a higher charge off rate.

  Commission revenues arise from customer securities transactions associated with Discover Brokerage Direct, Inc. ("DBD"), the Company's provider of electronic brokerage services acquired in January 1997. The increase in commission revenues in the quarter ended February 28, 1998 reflects a full quarter's results for DBD, as well as a significantly higher level of customer transaction volume.

 Net Interest Income

  Net interest income is equal to the difference between interest revenue derived from Credit and Transaction Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income increased 1% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, net interest income would have decreased 4% from the comparable prior year period. The decrease was predominately due to higher net charge-offs, a lower yield on general purpose credit card loans and an increase in the Company's cost of funds, partially offset by a higher level of general purpose credit card loans. The lower yield on general purpose credit card loans was primarily due to a larger number of cardmembers taking advantage of lower promotional rates.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the quarters ended February 28, 1998 and 1997 and changes in net interest income during those periods:

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                      THREE MONTHS ENDED FEBRUARY 28,
                               -------------------------------------------------
                                        1998                     1997
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $20,087  13.92%   $689   $19,345  14.13%   $674
Other consumer loans.........    1,665  16.89      69     1,971  15.10      73
Investment securities........      243   5.78       3       198   5.49       3
Other........................    1,296   6.63      22     1,233   5.75      17
                               -------           ----   -------           ----
  Total interest earning
   assets....................   23,291  13.64     783    22,747  13.68     767
Allowance for loan losses....     (890)                    (850)
Non-interest earning assets..    1,999                    1,755
                               -------                  -------
  Total assets...............  $24,400                  $23,652
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.....................  $   855   4.64%   $ 10   $ 1,040   4.60%   $ 12
 Brokered....................    5,914   6.61      96     3,740   6.74      62
 Other time..................    2,357   6.10      35     2,168   6.04      32
                               -------           ----   -------           ----
  Total interest bearing
   deposits..................    9,126   6.30     141     6,948   6.20     106
Other borrowings.............    9,947   6.17     152    12,064   5.95     177
                               -------           ----   -------           ----
  Total interest bearing
   liabilities...............   19,073   6.23     293    19,012   6.04     283
Shareholder's equity/other
 liabilities.................    5,327                    4,640
                               -------                  -------
  Total liabilities &
   shareholder's equity......  $24,400                  $23,652
                               =======                  =======
Net interest income..........                    $490                     $484
                                                 ====                     ====
Net interest margin..........                    8.54%                    8.63%
Interest rate spread.........            7.41%                    7.64%

RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                                                     THREE MONTHS ENDED
                                                 FEBRUARY 28, 1998 VS 1997
                                                 -----------------------------
                                                    INCREASE/(DECREASE)
                                                     DUE TO CHANGES IN
                                                 -----------------------------
                                                  VOLUME     RATE      TOTAL
                                                 ---------  --------  --------
INTEREST REVENUE
General purpose credit card loans...............  $     26      $(11) $     15
Other consumer loans............................       (11)        7        (4)
Other...........................................         1         4         5
                                                                      --------
  Total interest revenue........................        18        (2)       16
                                                                      --------
INTEREST EXPENSE
Interest bearing deposits
 Savings........................................        (2)       --        (2)
 Brokered.......................................        36        (2)       34
 Other time.....................................         3        --         3
                                                                      --------
  Total interest bearing deposits...............        33         2        35
Other borrowings................................       (31)        6       (25)
                                                                      --------
  Total interest expense........................         1         9        10
                                                                      --------
Net interest income.............................  $     17  $    (11) $      6
                                                  ========  ========  ========

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

SUPPLEMENTAL AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN
MILLIONS)

                                   THREE MONTHS ENDED FEBRUARY 28,
                         -----------------------------------------------------
                                   1998                       1997
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans..........  $36,828  14.72%   $1,337   $34,512  14.86%   $1,265
General purpose credit
 card loans.............   34,493  14.57     1,239    31,872  14.78     1,161
Total interest earning
 assets.................   38,367  14.39     1,362    35,944  14.49     1,285
Total interest bearing
 liabilities............   34,149   6.26       527    32,209   6.13       486
Consumer loan interest
 rate spread............            8.46                       8.73
Interest rate spread....            8.13                       8.37
Net interest margin.....            8.82                       9.01

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $905 million and $828 million at February 28, 1998 and 1997. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 7% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997 due to an increase in net charge-offs. The increase in net charge-offs was due to increases in the rate of charge-offs and, to a lesser extent, higher average levels of consumer loans. Net charge-offs as a percentage of average consumer loans outstanding increased to 7.51% in the quarter ended February 28, 1998 from 6.89% in the comparable period of 1997. The Company expects to experience a higher net charge-off rate for full fiscal year 1998 as compared to fiscal 1997. In fiscal 1997, the Company intensified steps to reduce the impact of increased net charge-offs and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

  From time to time, the Company has offered and may continue to offer cardmembers with accounts in good standing the opportunity to skip the minimum monthly payment, while continuing to accrue periodic finance charges, without being considered to be past due ("skip-a-payment"). The comparison of delinquency rates at any particular point in time may be affected depending on the timing of the skip-a-payment program. The delinquency rates for consumer loans 90-179 days past due at February 28, 1998 and 30-89 days past due at November 30, 1997 were favorably impacted by a skip-a-payment offer made in October 1997.

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

ASSET QUALITY (DOLLARS IN MILLIONS)

                                  FEBRUARY 28,
                         ----------------------------------    NOVEMBER 30,
                              1998              1997               1997
                         ----------------  ----------------  -----------------
                          OWNED   MANAGED   OWNED   MANAGED   OWNED    MANAGED
                         -------  -------  -------  -------  --------  -------
Consumer loans at
 period-end............. $20,839  $35,804  $20,856  $33,986  $ 20,917  $35,950
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
 30 to 89 days..........    4.36%    4.39%    4.41%    4.41%     3.96%    3.91%
 90 to 179 days.........    3.00%    3.00%    3.13%    3.07%     3.11%    3.07%
Net charge-offs as a
 percentage of average
 consumer loans (year-
 to-date)...............    7.51%    7.50%    6.89%    6.91%     6.78%    6.95%

 Non-Interest Expenses

  Non-interest expenses decreased 2% in the quarter ended February 28, 1998 from the quarter ended February 28, 1997.

  Compensation and benefits expense increased 5% in the quarter ended February 28, 1998 from the comparable period of 1997 due to an increase in the number of employees, including those related to the Company's acquisition of DBD in January 1997. Brokerage, clearing and exchange fees relate to the trading activity associated with DBD. The increase in the quarter ended February 28, 1998 reflects a full quarter's results for DBD, coupled with significantly higher customer transaction volume. Information processing and communications expense decreased 6%, primarily due to lower transaction processing costs, an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors and favorable repricing of certain data communication contracts. Marketing and business development expense decreased 5% as the result of lower advertising and promotional expenses, partially offset by an increase in Cardmember rewards expense. Lower advertising and promotional expense during the quarter was primarily associated with the Company's plan to discontinue its BRAVO credit card brand. Cardmember rewards expense includes the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover(R) Cardmembers and Private Issue Cardmembers electing this feature a percentage of their purchase amounts. Commencing March 1, 1998, the terms of the Private Issue Cashback Bonus were amended by limiting the maximum bonus amount to $500 and by increasing the amount of purchases required to receive this bonus amount. The Company believes that its Cardmember rewards expense in future periods will not be materially impacted by these changes. Professional services expenses increased 28%, primarily due to higher consulting costs. Other expenses decreased 20% due to a continuing decrease in fraud losses and reductions in other general business expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total assets increased from $302.3 billion at November 30, 1997 to $345.5 billion at February 28, 1998, reflecting growth in financial instruments owned, resale agreements and securities borrowed, as well as additional assets recognized due to the adoption of SFAS No. 127. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

  The Company's senior management establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments.

  The Company views return on equity to be an important measure of its performance, both in the context of the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and therefore may, in the future, expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital which is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities and Asset Management business is raised through diverse sources. These include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro, French and Japanese commercial paper; letters of credit; unsecured bond borrows; German Schuldschein loans; securities lending; buy/sell agreements; municipal re-investments; master notes; and committed and uncommitted lines of credit. Repurchase transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

  The funding sources utilized for the Company's Credit and Transaction Services business include the Company's capital, including equity and long-term debt; asset securitizations; commercial paper; deposits; asset-backed commercial paper; Fed Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. Riverwoods Funding Corporation ("RFC"), an entity included in the condensed consolidated financial statements of the Company, issues asset-backed commercial paper.

  The Company's bank subsidiaries solicit deposits from consumers, purchase federal funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificate of deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Greenwood Trust Company, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

  The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies. The volume of the Company's borrowings generally fluctuates in response to changes in the amount of repurchase transactions outstanding, the level of the Company's securities inventories and consumer loans receivable, and overall market conditions. Availability and cost of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, the Company's credit ratings and the overall availability of credit.

  The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions.

  As of March 31, 1998, the Company's credit ratings were as follows:

                                                             COMMERCIAL   SENIOR
                                                                PAPER      DEBT
                                                             -----------  ------
      Dominion Bond Rating Service.......................... R-1 (middle)  n/a
      Duff & Phelps......................................... D-1+          AA-
      Fitch-IBCA Inc. ...................................... F1+           AA-
      Japan Bond Research Institute......................... A-1+          AA-
      Moody's Investors Service............................. P-1           A1
      Standard & Poor's..................................... A-1           A+
      Thomson BankWatch..................................... TBW-1         AA

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

  During the quarter ended February 28, 1998, the Company issued senior notes aggregating $2,922 million, including non-U.S. dollar currency notes aggregating $589 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 1998 to 2024 and a weighted average coupon interest rate of 5.4% at February 28, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At February 28, 1998, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $44.8 billion.

  On February 12, 1998, the Company's Board of Directors authorized the Company to purchase, subject to market conditions and certain other factors, up to $3 billion of the Company's common stock. During the quarter ended February 28, 1998 the Company purchased $27 million of its common stock. Subsequent to February 28, 1998 and through March 31, 1998, the Company purchased an additional $349 million of its common stock.

  On February 25, 1998, the Company's shelf registration statement for an additional $8 billion of debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units, became effective.

  On March 5, 1998, MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust"), all of the common securities of which are owned by the Company, issued $400 million of 7.10% Capital Securities (the "Capital Securities") that are guaranteed by the Company. The Capital Trust issued the Capital Securities and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures due February 28, 2038 issued by the Company.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $6.0 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $8.3 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At February 28, 1998, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At February 28, 1998, no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.85 billion available in 12 major currencies. At February 28, 1998, no borrowings were outstanding under the MSIL Facility.

  RFC also maintains a $2.55 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time.

  At February 28, 1998, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.7 billion, and goodwill and other intangible assets of $1.3 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, and certain collateralized mortgage obligations and mortgage-related loan products are not highly liquid. In connection with its private equity and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At February 28, 1998, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $135 million, and its aggregate investment in publicly held companies was $321 million.

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at February 28, 1998 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $2,790 million.

  In addition, at February 28, 1998, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $2,074 million (a substantial portion of which was subordinated debt) with not more than 6%, 21% and 9% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and private equity activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a selective basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At February 28, 1998, the Company had three commitments to provide an aggregate of $678 million and had one loan in the amount of $342 million outstanding primarily in connection with its securitized debt and high-yield underwriting activities. Subsequent to February 28, 1998, the Company's aggregate commitments increased to $1,336 million, and the $342 million outstanding loan was repaid.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At February 28, 1998, the aggregate value of senior secured loans and positions held by the Company was $522 million, and aggregate senior secured loan commitments were $318 million. Subsequent to February 28, 1998, the Company entered into three additional senior secured loan positions having an aggregate value of $193 million.

  At February 28, 1998, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $18.0 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

 Year 2000 and EMU

  Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue).

  The Company continues to review its computer systems and programs in order to prepare for Year 2000 compliance. Based upon current information, the Company believes that its Year 2000 expenditures for fiscal 1998 and through the project's completion will be approximately $125 million. Costs incurred relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to differ materially from what has been discussed above (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.)

  Modifications to the Company's computer systems and programs are also being made in order to prepare for the upcoming EMU. The EMU, which will ultimately result in the replacement of certain European currencies with the "Euro," will primarily impact the Company's Securities and Asset Management business. Costs associated with the modifications necessary to prepare for the EMU are also being expensed by the Company during the period in which they are incurred.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (the "Form 10-K").

  In re Sumitomo Copper Litigation. On March 13, 1998, plaintiffs filed a motion for a class certification. Also on March 13, 1998, another purported class action complaint, captioned Khazzam, et al. v. Sumitomo Corporation, et al., was filed in the United States District Court for the Southern District of New York. This action is substantially similar to the class action described in the Form 10-K, asserting the same claims against the same defendants (excluding the Winchester defendants) and seeking the same relief. The complaint asserts a manipulation claim under the Commodity Exchange Act against all of the defendants and a RICO claim against certain of the defendants other than MS&Co. In addition, on April 3, 1998, a first amended class action complaint, captioned Polansky, et al. v. Sumitomo Corporation of America, et al., was filed in the United States District Court for the Southern District of New York. This action is substantially similar to the class action described in the Form 10-K, asserting the same claims against the same defendants (excluding the Winchester defendants) and seeking the same relief. The plaintiff class purportedly consists of all persons who purchased put options or sold call options on copper futures contracts on the Comex Division of the New York Mercantile Exchange between May 9, 1994 and June 15, 1996.

  County of Orange and Moorlach v. Morgan Stanley & Co., Inc. The hearing on the motion to dismiss all of the ultra vires claims has been continued to June 1, 1998.

  Global Opportunity Fund Litigation. On March 11, 1998, The Growth Fund, which was a sub fund of The Global Opportunity Fund (the "Fund"), and 14 investors in The Growth Fund (12 of whom are also plaintiffs in the Luxembourg litigation against Morgan Stanley Bank Luxembourg, S.A. ("MSBL")) brought an action against Morgan Stanley International & Co. Limited ("MSIL") in the Supreme Court of the State of New York, County of New York. The complaint asserts purported claims for fraud, aiding and abetting fraud, negligent misrepresentation and violation of a duty of good faith and fair dealing and seeks compensatory damages of approximately $7.25 million, punitive damages, interest and costs, expenses and attorneys' fees. Plaintiffs assert that MSIL induced them to enter into margin loans for the purpose of investing in another sub fund of the Fund at a time when MSIL allegedly knew that MSBL was not complying with its purported duty to monitor the Fund and the Fund's manager was fraudulently inflating the value of certain of its assets, which resulted in the investors' reliance on false net asset values in making and continuing their investments in the Fund.

ITEM 5. OTHER INFORMATION.

Revised Earnings Per Share Amounts in Accordance with FASB Statement 128.

  In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 replaces the previous EPS categories of primary and fully diluted with "basic EPS," which reflects no dilution from common stock equivalents, and "diluted EPS," which reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. Therefore, the Company is filing herewith as Exhibit 99 restated selected financial data for the last five fiscal years, restated consolidated statements of income data for the last three years, restated quarterly results data (unaudited) for the last two fiscal years, and the computation of basic and diluted earnings per share for the last three fiscal years ("Statement 128 Data").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(B) REPORTS ON FORM 8-K

  Form 8-K dated December 8, 1997 reporting Item 7 only.

  Form 8-K dated January 7, 1998 reporting Item 5 and Item 7.

  Form 8-K dated February 12, 1998 reporting Item 5 and Item 7.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Morgan Stanley Dean Witter & Co.
                                                  (REGISTRANT)

                                                   /s/ Eileen K. Murray
                                          By: _________________________________
                                            Eileen K. Murray, Controller and
                                              Principal Accounting Officer

Date: April 13, 1998

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                        QUARTER ENDED FEBRUARY 28, 1998

                                     DESCRIPTION
                                     -----------
  3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K
      dated May 31, 1997 and filed June 2, 1997).
  3.2 Certificate of Amendment to Amended and Restated Certificate of
      Incorporation.
  3.3 Amended and Restated By-laws.
  4.1 Junior Subordinated Indenture dated as of March 1, 1998 between the
      Company and The Bank of New York, as Trustee.
  4.2 Certificate of the Company's Junior Subordinated Deferrable Interest
      Debenture.
  4.3 Amended and Restated Trust Agreement of MSDWD Capital Trust I, dated as of March 12, 1998, among the Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware
      Trustee, and the Administrators named thereon.
  4.4 Capital Securities Guarantee Agreement dated as of March 12, 1998 between the Company, as Guarantor, and The Bank of New York, as Guarantee
      Trustee.
  4.5 Certificate of 7.10% Capital Securities (liquidation amount $25.00 per
      Capital Security) of MSDW Capital Trust I.
 11   Computation of earnings per share.
 12   Computation of ratio of earnings to fixed charges.
 15.1 Letter of awareness from Deloitte & Touche LLP, dated April 13, 1998, concerning unaudited interim financial information.
 15.2 Letter of awareness from Ernst & Young LLP, dated April 13, 1998, concerning unaudited interim financial information.
 27   Financial Data Schedule.
 99   Statement 128 Data.