Form 10-Q/A
period 1998-02-28
MORGAN STANLEY DEAN WITTER & CO
filed 1998-05-06
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q/A

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

        On April 13, 1998, Morgan Stanley Dean Witter & Co. (the "Company") filed a Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (the "Form 10-Q") electronically pursuant to the Security and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval System ("EDGAR"). The Form 10-Q included as Exhibit 99 certain restated financial information resulting from the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

        This amendment to the Company's Form 10-Q has been filed solely to submit restated Financial Data Schedules for fiscal year-end 1996 and the fiscal year ended November 30, 1997 and fiscal quarters during each of such years (the prior periods for which the Company filed via EDGAR).

                                   SIGNATURE

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

                                          Morgan Stanley Dean Witter & Co.
                                                  (REGISTRANT)

                                                   /s/ Eileen K. Murray
                                          By: _________________________________
                                            Eileen K. Murray, Controller and
                                              Principal Accounting Officer

Date: May 6, 1998

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                        QUARTER ENDED FEBRUARY 28, 1998

                                     DESCRIPTION
                                     -----------

27.1  Restated Financial Data Schedules for fiscal year ended November 30, 1997.

27.2  Restated Financial Data Schedules for fiscal year-end 1996.
