Form 10-Q
period 1998-05-31
MORGAN STANLEY DEAN WITTER & CO
filed 1998-07-14
CIK 895421

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 30, 1998 there were 585,695,343 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           QUARTER ENDED MAY 31, 1998

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--May 31, 1998
     (unaudited) and November 30, 1997 ...................................   1
    Condensed Consolidated Statements of Income (unaudited)--Three and Six
     Months Ended May 31, 1998 and 1997 ..................................   2
    Condensed Consolidated Statements of Cash Flows (unaudited)--Six
     Months Ended May 31, 1998 and 1997 ..................................   3
    Notes to Condensed Consolidated Financial Statements (unaudited) .....   4
    Independent Accountants' Reports .....................................  13
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................  15
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings ..............................................  34
  Item 4. Submission of Matters to a Vote of Security Holders ............  34
  Item 5. Other Information ..............................................  34
  Item 6. Exhibits and Reports on Form 8-K ...............................  35

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                         MAY 31,   NOVEMBER 30,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                       ASSETS
Cash and cash equivalents ...........................   $  9,271     $  8,255
Cash and securities deposited with clearing organiza-
 tions or segregated under federal and other regula-
 tions (including securities at fair value of $4,613
 at May 31, 1998 and $4,655 at November 30, 1997)  ..      7,807        6,890
Financial instruments owned:
 U.S. government and agency securities ..............     18,617       12,901
 Other sovereign government obligations .............     18,003       22,900
 Corporate and other debt ...........................     30,186       24,499
 Corporate equities .................................     14,955       10,329
 Derivative contracts ...............................     21,226       17,146
 Physical commodities ...............................        290          242
Securities purchased under agreements to resell .....     93,431       84,516
Receivable for securities provided as collater-
 al(2) ..............................................     19,569          --
Securities borrowed .................................     88,414       55,266
Receivables:
 Consumer loans (net of allowances of $824 at May 31,
  1998 and $884 at November 30, 1997) ...............     17,089       20,033
 Customers, net .....................................     15,552       12,259
 Brokers, dealers and clearing organizations ........     13,989       13,263
 Fees, interest and other ...........................      3,021        4,705
Office facilities, at cost (less accumulated depreci-
 ation and amortization of $1,376 at May 31, 1998 and
 $1,279 at November 30, 1997) .......................      1,760        1,705
Other assets ........................................      7,485        7,378
                                                        --------     --------
Total assets ........................................   $380,665     $302,287
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings ....   $ 28,159     $ 22,614
Deposits ............................................      9,133        8,993
Financial instruments sold, not yet purchased:
 U.S. government and agency securities ..............     16,370       11,563
 Other sovereign government obligations .............     16,799       12,095
 Corporate and other debt ...........................      2,357        1,699
 Corporate equities .................................     22,745       13,305
 Derivative contracts ...............................     19,196       15,599
 Physical commodities ...............................        563           68
Securities sold under agreements to repurchase ......    114,628      111,680
Obligation to return securities received as collater-
 al(2) ..............................................     17,208          --
Securities loaned ...................................     24,032       14,141
Payables:
 Customers ..........................................     37,928       25,086
 Brokers, dealers and clearing organizations ........     18,202       16,097
 Interest and dividends .............................        969          970
Other liabilities and accrued expenses ..............      8,798        8,630
Long-term borrowings ................................     28,354       24,792
                                                        --------     --------
                                                         365,441      287,332
                                                        --------     --------
Capital Units .......................................        999          999
                                                        --------     --------
Preferred Securities Issued by Subsidiaries .........        400          --
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock ....................................        875          876
 Common stock(1) ($0.01 par value, 1,750,000,000
  shares authorized, 605,842,952 and 602,829,994
  shares issued, 587,672,561 and 594,708,971 shares
  outstanding at May 31, 1998 and at November 30,
  1997) .............................................          6            6
 Paid-in capital(1) .................................      3,818        3,952
 Retained earnings ..................................     10,607        9,330
 Cumulative translation adjustments .................        (16)          (9)
                                                        --------     --------
 Subtotal ...........................................     15,290       14,155
 Note receivable related to sale of preferred stock
  to ESOP ...........................................        (68)         (68)
 Common stock held in treasury, at cost(1) ($0.01 par
  value, 18,170,391 and 8,121,023 shares at May 31,
  1998 and at November 30, 1997) ....................     (1,389)        (250)
 Stock compensation related adjustments .............         (8)         119
                                                        --------     --------
 Total shareholders' equity .........................     13,825       13,956
                                                        --------     --------
Total liabilities and shareholders' equity ..........   $380,665     $302,287
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

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                      THREE MONTHS             SIX MONTHS
                                      ENDED MAY 31,           ENDED MAY 31,
                                 ----------------------- -----------------------
                                    1998        1997        1998        1997
                                 ----------- ----------- ----------- -----------
                                       (UNAUDITED)             (UNAUDITED)
Revenues:
Investment banking ............  $       988 $       581 $     1,788 $     1,103
Principal transactions:
  Trading .....................        1,091         722       1,994       1,591
  Investments .................          101         136         173         192
Commissions ...................          611         484       1,158         974
Fees:
  Asset management,
   distribution and
   administration .............          741         610       1,417       1,197
  Merchant and cardmember .....          404         424         832         860
  Servicing ...................          232         186         403         386
Interest and dividends ........        4,213       3,197       8,146       6,566
Other .........................           47          36         102          67
                                 ----------- ----------- ----------- -----------
  Total revenues ..............        8,428       6,376      16,013      12,936
Interest expense ..............        3,554       2,478       6,699       5,187
Provision for consumer loan
 losses .......................          275         378         680         755
                                 ----------- ----------- ----------- -----------
  Net revenues ................        4,599       3,520       8,634       6,994
                                 ----------- ----------- ----------- -----------
Non-interest expenses:
  Compensation and benefits ...        2,017       1,505       3,805       2,995
  Occupancy and equipment .....          143         127         283         255
  Brokerage, clearing and ex-
   change fees ................          132         113         251         208
  Information processing and
   communications .............          275         267         542         537
  Marketing and business devel-
   opment .....................          286         274         580         562
  Professional services .......          156          99         284         192
  Other .......................          190         178         356         360
  Merger related costs ........          --           74         --           74
                                 ----------- ----------- ----------- -----------
    Total non-interest ex-
     penses ...................        3,199       2,637       6,101       5,183
                                 ----------- ----------- ----------- -----------
Income before income taxes ....        1,400         883       2,533       1,811
Provision for income taxes ....          546         356         988         713
                                 ----------- ----------- ----------- -----------
Net income ....................  $       854 $       527 $     1,545 $     1,098
                                 =========== =========== =========== ===========
Preferred stock dividend re-
 quirements ...................  $        14 $        18 $        29 $        37
                                 =========== =========== =========== ===========
Earnings applicable to common
 shares(1) ....................  $       840 $       509 $     1,516 $     1,061
                                 =========== =========== =========== ===========
Earnings per common share(2)
  Basic .......................  $      1.44 $      0.88 $      2.60 $      1.84
                                 =========== =========== =========== ===========
  Diluted .....................  $      1.37 $      0.84 $      2.47 $      1.75
                                 =========== =========== =========== ===========
Average common shares outstand-
 ing(2)
  Basic .......................  581,326,618 577,985,371 583,502,306 575,301,529
                                 =========== =========== =========== ===========
  Diluted .....................  612,625,354 610,430,898 614,179,415 607,771,801
                                 =========== =========== =========== ===========

--------
(1) Amounts shown are used to calculate basic earnings per common share.
(2) Historical share and per share amounts have been restated to reflect the Company's two-for-one stock split.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                               SIX MONTHS
                                                              ENDED MAY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities
  Net income............................................... $  1,545  $  1,098
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Non-cash charges included in net income................      963       782
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and other
       regulations.........................................     (917)     (978)
      Financial instruments owned, net of financial
       instruments sold, not yet purchased.................    5,943     5,659
      Securities borrowed, net of securities loaned........  (23,257)  (11,596)
      Receivables and other assets.........................   (2,661)   (4,822)
      Payables and other liabilities.......................   15,120     9,524
                                                            --------  --------
Net cash used for operating activities.....................   (3,264)     (333)
                                                            --------  --------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities......................................     (193)      (52)
    Net principal received (disbursed) on consumer loans...      106    (1,773)
    Sales of consumer loans................................    2,203       --
    Other investing activities.............................      --        (29)
                                                            --------  --------
Net cash provided by (used for) investing activities.......    2,116    (1,854)
                                                            --------  --------
Cash flows from financing activities
  Net proceeds related to short-term borrowings............    5,489        85
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell.........   (5,967)   (2,547)
  Proceeds from:
    Deposits...............................................      140       695
    Issuance of common stock...............................      136        62
    Issuance of long-term borrowings.......................    7,902     5,612
    Issuance of Capital Units..............................      --        134
    Preferred Securities Issued by Subsidiaries............      400       --
  Payments for:
    Repurchases of common stock............................   (1,487)     (124)
    Repayments of long-term borrowings.....................   (4,184)   (2,261)
    Redemption of cumulative preferred stock...............      --       (345)
    Cash dividends.........................................     (265)     (179)
                                                            --------  --------
Net cash provided by financing activities..................    2,164     1,132
                                                            --------  --------
Elimination of Dean Witter, Discover & Co.'s net cash
 activity for the month of December 1996...................      --     (1,158)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......    1,016    (2,213)
Cash and cash equivalents, at beginning of period..........    8,255     6,544
                                                            --------  --------
Cash and cash equivalents, at end of period................ $  9,271  $  4,331
                                                            ========  ========

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

  On March 24, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co. (the "Company").

 The Company

  The condensed consolidated financial statements include the accounts of Morgan Stanley Dean Witter & Co. and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Dean Witter Reynolds Inc. ("DWR"), Morgan Stanley Dean Witter Advisors Inc. and NOVUS Credit Services Inc.

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

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein reflects the change in fiscal year end.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

 Accounting Pronouncements

  As of January 1, 1998, the Company adopted SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS No. 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At May 31, 1998, the impact of SFAS No. 127 on the Company's condensed consolidated statement of financial condition (excluding reclassifications) was an increase to total assets and total liabilities of $13,459 million.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal years beginning after June 15, 1999.

                       MORGAN STANLEY DEAN WITTER & CO.

2. CONSUMER LOANS

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                 THREE MONTHS     SIX MONTHS
                                                 ENDED MAY 31,   ENDED MAY 31,
                                                 --------------  --------------
                                                  1998    1997    1998    1997
                                                 ------  ------  ------  ------
Balance, beginning of period ................... $  905  $  809  $  884  $  781
Provision for loan losses ......................    275     378     680     755
Less deductions
  Charge-offs ..................................    348     415     794     817
  Recoveries ...................................    (56)    (42)    (99)    (82)
                                                 ------  ------  ------  ------
    Net charge-offs ............................    292     373     695     735
                                                 ------  ------  ------  ------
Other(1) .......................................    (64)      7     (45)     20
                                                 ------  ------  ------  ------
Balance, end of period ......................... $  824  $  821  $  824  $  821
                                                 ======  ======  ======  ======

--------
(1) Primarily reflects transfers related to asset securitizations and the fiscal 1998 sale of the Company's Prime Option MasterCard portfolio.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $47 million and $115 million in the quarter and six month period ended May 31, 1998 and $85 million and $160 million in the quarter and six months ended May 31, 1997.

  The Company received net proceeds from asset securitizations of $1,835 million and $2,203 million in the quarter and six month period ended May 31, 1998. The uncollected balances of consumer loans sold through asset securitizations were $16,178 million at May 31, 1998 and $15,033 million at November 30, 1997.

3. LONG-TERM BORROWINGS

  Long-term borrowings at May 31, 1998 scheduled to mature within one year aggregated $6,974 million.

  During the six month period ended May 31, 1998, the Company issued senior notes aggregating $7,931 million, including non-U.S. dollar currency notes aggregating $778 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 5.6% at May 31, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 1999, $1,222 million; 2000, $2,456 million; 2001, $1,343 million; and thereafter, $2,910 million. In the six month period ended May 31, 1998, $4,184 million of senior notes were repaid.

                       MORGAN STANLEY DEAN WITTER & CO.

4. PREFERRED STOCK, CAPITAL UNITS AND PREFERRED SECURITIES ISSUED BY
SUBSIDIARIES

  Preferred stock is composed of the following issues:

                              SHARES OUTSTANDING AT        BALANCE AT
                              ---------------------- --------------------------
                               MAY 31,  NOVEMBER 30, MAY 31,      NOVEMBER 30,
                                1998        1997       1998           1997
                              --------- ------------ ----------   -------------
                                                     (DOLLARS IN MILLIONS)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88 .......... 3,612,663  3,646,664    $      130      $      131
Series A Fixed/Adjustable
 Rate Cumulative Preferred
 Stock, stated value $200 ... 1,725,000  1,725,000           345             345
7- 3/4% Cumulative Preferred
 Stock, stated value $200 ... 1,000,000  1,000,000           200             200
7- 3/8% Cumulative Preferred
 Stock, stated value $200 ... 1,000,000  1,000,000           200             200
                                                      ----------      ----------
Total .......................                         $      875      $      876
                                                      ==========      ==========

  Each issue of outstanding preferred stock ranks in parity with all other outstanding preferred stock of the Company.

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2013 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $999 million at May 31, 1998 and November 30, 1997.

  On March 5, 1998, MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust"), all of the common securities of which are owned by the Company, issued $400 million of 7.10% Capital Securities (the "Capital Securities") that are guaranteed by the Company. The Capital Trust issued the Capital Securities and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

5. COMMON STOCK AND SHAREHOLDERS' EQUITY

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $2,691 million at May 31, 1998, which exceeded the amount required by $2,200 million. DWR's net capital totaled $650 million at May 31, 1998, which exceeded the amount required by $568 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At May 31, 1998, the leverage ratio and risk-weighted

                       MORGAN STANLEY DEAN WITTER & CO.

capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

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

6. EARNINGS PER SHARE

  Earnings per share was calculated as follows (in millions, except for per share data):

                                                THREE MONTHS     SIX MONTHS
                                                    ENDED           ENDED
                                                   MAY 31,         MAY 31,
                                                --------------  --------------
                                                 1998    1997    1998    1997
                                                ------  ------  ------  ------
BASIC EPS:
  Net income................................... $  854  $  527  $1,545  $1,098
  Less: preferred stock dividend requirements..    (14)    (18)    (29)    (37)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  840  $  509  $1,516  $1,061
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    581     578     584     575
                                                ======  ======  ======  ======
  Basic EPS.................................... $ 1.44  $ 0.88  $ 2.60  $ 1.84
                                                ======  ======  ======  ======
DILUTED EPS:
  Net income................................... $  854  $  527  $1,545  $1,098
  Less: preferred stock dividend requirements
   after assumed conversion of ESOP preferred
   stock.......................................    (13)    (17)    (26)    (34)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  841  $  510  $1,519  $1,064
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    581     578     584     575
  Effect of dilutive securities:
    Stock options..............................     20      20      18      21
    ESOP convertible preferred stock...........     12      12      12      12
                                                ------  ------  ------  ------
  Weighted-average common shares outstanding
   and common stock equivalents................    613     610     614     608
                                                ======  ======  ======  ======
  Diluted EPS.................................. $ 1.37  $ 0.84  $ 2.47  $ 1.75
                                                ======  ======  ======  ======

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

  The Company had approximately $6.9 billion and $5.5 billion of letters of credit outstanding at May 31, 1998 and at November 30, 1997 to satisfy various collateral requirements.

                       MORGAN STANLEY DEAN WITTER & CO.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at May 31, 1998 and November 30, 1997 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          COLLATERALIZED   OTHER
                                                               NON-         NON-
                                                            INVESTMENT   INVESTMENT
                           AAA      AA      A      BBB        GRADE        GRADE     TOTAL
                          ------  ------  ------  ------  -------------- ---------- -------
                                              (DOLLARS IN MILLIONS)
AT MAY 31, 1998
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts .............  $1,007  $3,533  $2,864  $  949      $  108       $  930   $ 9,391
Foreign exchange forward
 contracts and
 options ...............     691   2,275   1,150     253         --           115     4,484
Mortgage-backed
 securities forward
 contracts, swaps and
 options ...............     100      11      22       6         --             5       144
Equity securities
 contracts (including
 equity swaps, warrants
 and options) ..........   1,673   1,350     529     301       1,466          125     5,444
Commodity forwards,
 options and swaps .....      70     343     448     682           2          218     1,763
                          ------  ------  ------  ------      ------       ------   -------
 Total .................  $3,541  $7,512  $5,013  $2,191      $1,576       $1,393   $21,226
                          ======  ======  ======  ======      ======       ======   =======
Percent of total .......      17%     35%     24%     10%          7%           7%      100%
                          ======  ======  ======  ======      ======       ======   =======
AT NOVEMBER 30, 1997
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts .............  $  754  $2,761  $2,544  $  436      $   33       $  568   $ 7,096
Foreign exchange forward
 contracts and
 options ...............     788   2,504   1,068      72         --           176     4,608
Mortgage-backed
 securities forward
 contracts, swaps and
 options ...............     156      90      50       2         --            10       308
Equity securities
 contracts (including
 equity swaps, warrants
 and options) ..........   1,141     917     567     233         780          152     3,790
Commodity forwards,
 options and swaps .....      70     425     380     312          12          145     1,344
                          ------  ------  ------  ------      ------       ------   -------
 Total .................  $2,909  $6,697  $4,609  $1,055      $  825       $1,051   $17,146
                          ======  ======  ======  ======      ======       ======   =======
Percent of total .......      17%     39%     27%      6%          5%           6%      100%
                          ======  ======  ======  ======      ======       ======   =======

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

9. DISPOSITIONS

  In the quarter ended May 31, 1998, the Company entered into several transactions that reflect its strategic decision to focus on growing its core Securities and Asset Management and Credit and Transaction Services businesses.

                       MORGAN STANLEY DEAN WITTER & CO.

  During the quarter ended May 31, 1998, the Company completed the sale of its Prime Option SM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank Corporation. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  On April 18, 1998, SPS Transaction Services, Inc. ("SPS") and Associates First Capital Corporation ("Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which SPS agreed to sell substantially all of its assets to Associates. SPS is a 73% owned, publicly held subsidiary of the Company which provides a range of technology outsourcing services, including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the U.S. The transaction is subject to certain conditions contained in the Purchase Agreement, including certain regulatory approvals and approval by SPS's shareholders, and is expected to close by the end of fiscal 1998.

  On May 7, 1998, the Company and Chase Manhattan Corporation ("Chase") announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Global Custody business to Chase. The transaction is subject to certain closing conditions, including certain regulatory approvals, and is expected to close by the end of fiscal 1998.

  On May 28, 1998, the Company and NationsBanc Montgomery Securities, LLC ("NationsBanc"), a subsidiary of NationsBank Corporation, announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Correspondent Clearing business to NationsBanc. The transaction is subject to certain closing conditions, including certain regulatory approvals, and is expected to close by the end of fiscal 1998.

  The expected gains resulting from the sale of SPS, the Global Custody business and the Correspondent Clearing business will be recognized by the Company during the period in which the respective transactions are completed.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders
 ofMorgan Stanley Dean Witter & Co.

  We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries (formerly Morgan Stanley, Dean Witter, Discover & Co.) as of May 31, 1998, and the related condensed consolidated statements of income for the three and six month periods ended May 31, 1998 and 1997, and cash flows for the six month periods ended May 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co. We were furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended February 28, 1997, which statements reflect total revenues of $4,076 million for the three month period ended February 28, 1997.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein), included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1997; and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

New York, New York
July 14, 1998

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Stockholders and Board of
 Directors ofMorgan Stanley Group
 Inc.

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

  Prior to the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year end of November 30. All information included herein reflects the change in fiscal year end.

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

  The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities business, there has been increased competition
--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

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

 Economic and Market Conditions in the Quarter Ended May 31, 1998

  The favorable economic and market conditions that characterized the global financial markets in fiscal 1997 continued through much of the second quarter of fiscal 1998. Despite turmoil and uncertainty relating to the economic and political situation existing in Southeast Asia, the U.S. economy continued to exhibit signs of growth. The levels of inflation and interest rates remained relatively low, and during the quarter the Federal Reserve Board decided to leave the overnight lending rate unchanged. While the overall performance of U.S. financial markets continued to be favorable, such performance was, at times, volatile. Investors also became concerned about lower corporate earnings resulting from the financial instability in the Asia-Pacific region, as well as from the potential impact of domestic wage inflation.

  Conditions in European markets were generally favorable during the quarter. Many European stock exchanges recorded sizable gains, primarily due to strong corporate earnings, merger and consolidation activity, and stable economic conditions. The region's performance also benefited from positive investor sentiment relating to the approaching European Economic and Monetary Union ("EMU"), as the member nations and bilateral currency conversion rates for the first phase of the EMU were announced during the quarter. Market conditions in Russia were less favorable. Investor concerns regarding the state of the Russian economy led to significant declines in the nation's financial markets, which prompted the government to significantly increase interest rates in order to stabilize the ruble and to reduce the outflow of capital.

  Market conditions in the Far East continued to be weak due to the ongoing economic and financial difficulties existing in the region since the latter half of fiscal 1997. The continued lack of economic growth in

Japan led its government to approve a 16.65 trillion yen fiscal stimulus package during the quarter. However, the ability of these fiscal policies to significantly improve the nation's future economic performance was viewed with skepticism by many investors. Market conditions were also unstable elsewhere in Asia. In Indonesia, difficult economic conditions and anti-government sentiment led to significant political and social unrest. Other Southeast Asian markets also suffered fallout from the Indonesian crisis.

 Results of the Company for the Quarter and Six Month Periods ended May 31, 1998 and 1997

  The Company's net income of $854 million and $1,545 million in the quarter and six month period ended May 31, 1998 represented increases of 62% and 41% from the comparable periods of fiscal 1997. Diluted earnings per common share were $1.37 and $2.47 in the quarter and six month period ended May 31, 1998 as compared to $0.84 and $1.75 in the quarter and six month period ended May 31, 1997. The Company's annualized return on common equity was 25.0% and 22.6% for the quarter and six month period ended May 31, 1998, as compared with 18.3% and 19.5% for the comparable periods of fiscal 1997.

  The increase in net income in the quarter and six month period ended May 31, 1998 from the comparable prior year periods was primarily due to higher revenues from securities activities, including investment banking, principal transactions and commissions, increased asset management, distribution and administration fees, as well as improved operating results from the Company's Credit and Transaction Services business. These increases were partially offset by lower gains from the Company's private equity portfolio, coupled with higher incentive-based compensation and other non-interest expenses.

  In the quarter ended May 31, 1998, the Company entered into several transactions that reflect its strategic decision to focus on growing its core Securities and Asset Management and Credit and Transaction Services businesses.

  During the quarter ended May 31, 1998, the Company completed the sale of its Prime Option SM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank Corporation. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  On April 18, 1998, SPS Transaction Services, Inc. ("SPS") and Associates First Capital Corporation ("Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which SPS agreed to sell substantially all of its assets to Associates. SPS is a 73% owned, publicly held subsidiary of the Company which provides a range of technology outsourcing services, including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the U.S. The transaction is subject to certain conditions contained in the Purchase Agreement, including certain regulatory approvals and approval by SPS's shareholders, and is expected to close by the end of fiscal 1998.

  On May 7, 1998, the Company and Chase Manhattan Corporation ("Chase") announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Global Custody business to Chase. The transaction is subject to certain closing conditions, including certain regulatory approvals, and is expected to close by the end of fiscal 1998.

  On May 28, 1998, the Company and NationsBanc Montgomery Securities, LLC ("NationsBanc"), a subsidiary of NationsBank Corporation, announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Correspondent Clearing business to NationsBanc. The transaction is subject to certain closing conditions, including certain regulatory approvals, and is expected to close by the end of fiscal 1998.

  The expected gains resulting from the sale of SPS, the Global Custody business and the Correspondent Clearing business will be recognized by the Company during the period in which the respective transactions are completed.

  The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributable to its two business segments:
Securities and Asset Management and Credit and Transaction Services. Certain reclassifications have been made to prior period amounts to conform to the current year's presentation.

                        SECURITIES AND ASSET MANAGEMENT

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                  THREE MONTHS    SIX MONTHS
                                                  ENDED MAY 31,  ENDED MAY 31,
                                                  ------------- ---------------
                                                   1998   1997   1998    1997
                                                  ------ ------ ------- -------
                                                   (UNAUDITED)    (UNAUDITED)
Revenues:
  Investment banking............................. $  988 $  581 $ 1,788 $ 1,103
  Principal transactions:
    Trading......................................  1,091    722   1,994   1,591
    Investments..................................    101    136     173     192
  Commissions....................................    602    476   1,141     965
  Asset management, distribution and administra-
   tion fees.....................................    741    610   1,417   1,197
  Interest and dividends.........................  3,540  2,416   6,690   5,018
  Other..........................................     44     33      97      62
                                                  ------ ------ ------- -------
    Total revenues...............................  7,107  4,974  13,300  10,128
  Interest expense...............................  3,303  2,191   6,155   4,617
                                                  ------ ------ ------- -------
    Net revenues.................................  3,804  2,783   7,145   5,511
                                                  ------ ------ ------- -------
Non-interest expenses:
  Compensation and benefits......................  1,870  1,369   3,516   2,724
  Occupancy and equipment........................    125    112     247     225
  Brokerage, clearing and exchange fees..........    127    109     243     204
  Information processing and communications......    161    149     308     291
  Marketing and business development.............    121    100     232     196
  Professional services..........................    132     83     237     158
  Other..........................................    132    114     253     240
                                                  ------ ------ ------- -------
    Total non-interest expenses..................  2,668  2,036   5,036   4,038
                                                  ------ ------ ------- -------
Income before income taxes.......................  1,136    747   2,109   1,473
Income tax expense...............................    449    286     830     567
                                                  ------ ------ ------- -------
    Net income................................... $  687 $  461 $ 1,279 $   906
                                                  ====== ====== ======= =======

  Securities and Asset Management net revenues of $3,804 million and $7,145 million in the quarter and six month period ended May 31, 1998 represented an increase of 37% and 30% from the comparable periods of fiscal 1997. Securities and Asset Management net income of $687 million and $1,279 million in the quarter and six month period ended May 31, 1998 represented an increase of 49% and 41% from comparable periods of fiscal 1997. In both periods, the increases reflected higher levels of investment banking revenues; asset management, distribution and administration fees; and principal transaction trading revenues and commissions, partially offset by higher incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 1998 increased 70% from the quarter ended May 31, 1997, primarily reflecting higher revenues from merger and acquisition transactions and debt and equity underwritings. Revenues from merger, acquisition and restructuring activities increased to record levels, as the global market for such transactions continued to be robust during the quarter. Nearly $1 trillion of transactions were announced during the first five months of the calendar year, which was approximately twice the volume reported in the comparable period of 1997. The high levels of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors, as companies attempted to expand into new markets and businesses through strategic combinations. Advisory fees from real estate transactions also increased during the quarter. A stable financing environment, favorable economic conditions and a strong real estate market, including accelerated consolidation activity among real estate investment trusts and high investor demand for the securities of public real estate companies, contributed to the increase. Fixed income underwriting revenues also increased, primarily attributable to higher revenues from issuances of global high yield and investment grade fixed income securities. The market for high yield fixed income securities continued to benefit from strong investor demand and from the favorable market and economic conditions that existed during much of the quarter which enabled certain non-investment grade issuers to obtain attractive financing rates. Underwriting revenues from investment grade securities also benefited from the favorable economic conditions in the U.S. and Europe as certain investors increased their demand for higher credit quality financial instruments. Equity financing revenues also increased, primarily due to a higher volume of equity offerings as compared to the prior year's quarter, coupled with the Company's strong market share.

  In the six month period ended May 31, 1998, investment banking revenues increased 62% from the comparable period of 1997, reflecting higher revenues from merger and acquisition transactions as well as from both debt and equity underwritings as volumes in the primary markets continued to be strong.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, increased 51% in the quarter ended May 31, 1998 from the comparable period of fiscal 1997. The increase was due to higher revenues from all of the Company's trading businesses: equities; fixed income; foreign exchange; and commodities.

  Equity trading revenues in the quarter ended May 31, 1998 increased to record levels and were significantly higher than the comparable prior year period. Revenues from trading in equity cash products increased, primarily due to higher activity in European markets. Most European stock exchanges benefited from favorable market conditions, low interest rates and positive investor sentiment regarding the EMU. European revenues also benefited from the Company's increased sales and research coverage of the region that began in mid-1997, as well as from higher customer trading volumes as investors sought to increase their positions in these markets. The increased volume of equity issuances in the primary markets, as well as higher revenues from equity derivative securities, also contributed to the increase in equity trading revenues.

  Fixed income trading revenues increased in the quarter ended May 31, 1998 from the quarter ended May 31, 1997, primarily due to higher revenues from trading in investment grade, high yield and derivative fixed income securities. Revenues from trading investment grade fixed income securities benefited from favorable market conditions in the U.S., including stable economic growth and relatively low rates of interest and inflation. Trading activity also increased as investors sought to decrease their positions of securities issued by Asian entities due to higher levels of market and credit risk. In contrast, market conditions during the second quarter of fiscal 1997 were less favorable due to the Federal Reserve Board's decision to raise the overnight lending rate in March 1997. Revenues from high yield fixed income securities benefited from the low interest rate environment and from strong investor demand. Derivative trading revenues benefited primarily from higher levels of customer trading volume. These increases were partially offset by lower revenues from trading securitized fixed income securities.

  Foreign exchange trading revenues also increased in the quarter ended May 31, 1998. The increase was attributable to high levels of customer transaction volumes and volatility in the foreign exchange markets, particularly in the currencies of Southeast Asian nations. The political and economic turmoil in that region, coupled with the continued weakness in the Japanese yen, increased the levels of customer transaction volume and market volatility. Certain European currencies also experienced higher levels of volatility due to expectations of interest rate fluctuations in anticipation of the EMU.

  Trading revenues from commodity products increased in the quarter ended May 31, 1998, primarily driven by higher revenues from trading in precious metals, which benefited from increased volatility in the gold market. Higher palladium prices, resulting from a significantly lower quantity of Russian exports, also had a favorable impact on precious metals trading revenues. Higher revenues from trading in commodity derivative products and electricity also contributed to the increase. These increases were partially offset by lower revenues from trading in crude oil and natural gas products. Crude oil prices continued to decline due to relatively high inventory levels and lower levels of customer demand, while natural gas prices fell as the result of unseasonably warm weather, causing a reduction in the demand for home heating fuel.

  Principal transaction investment gains aggregating $101 million were recorded in the quarter ended May 31, 1998, as compared to $136 million in the comparable prior year period. Fiscal 1998's revenues primarily reflected the complete or partial sales of certain private equity investments, including CAT Ltd.

  Principal transaction trading revenues for the six month period ended May 31, 1998 increased 25% from the comparable prior year period. Equity trading revenues increased, primarily due to higher revenues from European equity cash products and equity derivative securities. European equity markets were characterized by strong performances by most of the major indices and high customer transaction volumes due to favorable market conditions and positive investor sentiment regarding the approaching EMU. Fixed income trading revenues increased as higher revenues from high yield and derivative fixed income securities were partially offset by lower revenues from securitized instruments. Foreign exchange trading revenues also increased, benefiting from high levels of volatility in the currency markets, particularly in Asia, and strong customer trading volumes. Commodities trading revenues increased due to higher revenues from precious metals, refined energy products and electricity.

  Principal transaction investment gains aggregating $173 million were recorded in the six month period ended May 31, 1998 as compared to $192 million in the comparable prior year period. Both periods' revenues reflect realized gains from sales of the Company's positions in Fort James Corporation, which were more significant in fiscal 1997, as well as gains from increases in the carrying values of other private equity investments.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 26% in the quarter ended May 31, 1998 from the comparable period of fiscal 1997. In U.S. markets, the Company benefited from a higher volume of customer securities transactions. Revenues from markets in Europe benefited from the continuance of high trading volumes due to the strong performance of many equity markets within that region. The Company's addition of over 1,000 financial advisors since May 31, 1997 also contributed to the increase.

  Commission revenues increased 18% in the six month period ended May 31, 1998 from the comparable period in fiscal 1997. The increase primarily reflects increased customer trading activity in the global markets for equity securities.

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

  Asset management, distribution and administration revenues increased 21% in the quarter ended May 31, 1998 from the comparable period of fiscal 1997, reflecting strong fund performance, a comprehensive product line and favorable market conditions which continue to attract inflows of net new business and growth in assets under management. Higher fund management and 12b-1 fees, as well as increased revenues from international equity and U.S. fixed income products resulting from inflows of client assets and market appreciation, had a favorable impact on these revenues.

  In the six month period ended May 31, 1998, asset management, distribution and administration revenues increased 18% from the comparable period in fiscal 1997. The increase primarily reflects higher fund management and 12b-1 fees as well as other revenues resulting from the continued growth in assets under management.

  Customer assets under management or supervision increased to $374 billion at May 31, 1998 from $303 billion at May 31, 1997. The increase in assets under management or supervision reflected continued inflows of customer assets and appreciation in the value of existing customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $206 billion at May 31, 1998 and $174 billion at May 31, 1997. Products offered primarily to institutional investors were $168 billion at May 31, 1998 and $129 billion at May 31, 1997.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements and customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues increased 5% and 33% in the quarter and six month period ended May 31, 1998 from the comparable periods of fiscal 1997. In both periods, the increases were primarily attributable to higher levels of revenues from net interest earning assets, including financial instruments owned and customer margin receivable balances. Higher levels of securities lending transactions also had a positive affect on net interest and dividend revenues. These increases were partially offset by higher interest expense associated with a higher level of interest bearing liabilities, including long-term debt.

 Non-Interest Expenses

  Total non-interest expenses increased 31% and 25% in the quarter and six month period ended May 31, 1998 from the comparable periods of fiscal 1997. Within that category, compensation and benefits expense increased 37% and 29%, principally reflecting increased incentive compensation based on higher levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses increased 20% and 16%. Occupancy and equipment expenses increased 12% and 10%, primarily due to increased office space in New York and Hong Kong, higher occupancy costs in London, and the addition of 30 new branch locations. Brokerage, clearing and exchange fees increased 17% and 19%, primarily related to the higher level of securities trading volume. The increase in the six month period also reflects the Company's acquisition of the institutional global custody business of Barclays Bank PLC on April 3, 1997. Information processing and communications expense increased 8% and 6%, primarily due to the impact of increased rates for certain data services as well as other telecommunications and information systems costs. A higher number of employees also contributed to the increase. Marketing and business development expenses increased 21% and 18%, reflecting increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets as the Company continues to develop new business. Professional services expenses increased 59% and 50%, primarily reflecting higher consulting costs associated with information technology initiatives and the Company's increased global business activities. Higher temporary staff, legal costs and employment fees also contributed to the increase. Other expenses increased 16% and 5%, primarily reflecting increases in various expense items resulting from the Company's higher level of global business and trading activities.

                        CREDIT AND TRANSACTION SERVICES

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                    THREE MONTHS   SIX MONTHS
                                                        ENDED         ENDED
                                                       MAY 31,       MAY 31,
                                                    ------------- -------------
                                                     1998   1997   1998   1997
                                                    ------ ------ ------ ------
                                                     (UNAUDITED)   (UNAUDITED)
Fees:
  Merchant and cardmember.......................... $  404 $  424 $  832 $  860
  Servicing........................................    232    186    403    386
Commissions........................................      9      8     17      9
Other..............................................      3      3      5      5
                                                    ------ ------ ------ ------
  Total non-interest revenues......................    648    621  1,257  1,260
                                                    ------ ------ ------ ------
Interest revenue...................................    673    781  1,456  1,548
Interest expense...................................    251    287    544    570
                                                    ------ ------ ------ ------
  Net interest income..............................    422    494    912    978
Provision for consumer loan losses.................    275    378    680    755
                                                    ------ ------ ------ ------
  Net credit income................................    147    116    232    223
                                                    ------ ------ ------ ------
  Net revenues.....................................    795    737  1,489  1,483
                                                    ------ ------ ------ ------
Compensation and benefits..........................    147    136    289    271
Occupancy and equipment............................     18     15     36     30
Brokerage, clearing and exchange fees..............      5      4      8      4
Information processing and communications..........    114    118    234    246
Marketing and business development.................    165    174    348    366
Professional services..............................     24     16     47     34
Other..............................................     58     64    103    120
                                                    ------ ------ ------ ------
  Total non-interest expenses......................    531    527  1,065  1,071
                                                    ------ ------ ------ ------
Income before income taxes.........................    264    210    424    412
Provision for income taxes.........................     97     81    158    157
                                                    ------ ------ ------ ------
  Net income....................................... $  167 $  129 $  266 $  255
                                                    ====== ====== ====== ======

  Credit and Transaction Services net income of $167 million and $266 million in the quarter and six month period ended May 31, 1998 represented an increase of 29% and 4% from the comparable periods of 1997, primarily attributable to a lower provision for loan losses, partially offset by a lower yield on consumer loans. The results of operations for the quarter and six month period ended May 31, 1998 were also positively affected by the sale of Prime Option, which occurred during the second quarter.

  As a result of enhancements made to certain of the Company's operating systems in the fourth quarter of fiscal 1997, the Company began recording charged off cardmember fees and interest revenue directly against the income statement line items to which they were originally recorded. Prior to the enhancements, charged off cardmember fees and interest revenue were both recorded as a reduction of interest revenue. While this change has no impact on net revenues, the Company believes that the revised presentation better reflects the manner in which charge-offs affect the Credit and Transaction Services statements of income. However, since prior periods have not been restated to reflect this change, the comparability of merchant and cardmember fees and interest revenues between the quarter and six month period ended May 31, 1998 and the quarter and six month period ended May 31, 1997 has been affected. Accordingly, the following sections will also discuss the changes in these income statement categories excluding the impact of this reclassification.

 Non-Interest Revenues

  Total non-interest revenues increased 4% in the quarter ended May 31, 1998 and remained level in the six month period ended May 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, non-interest revenue would have increased 8% and 4% in the quarter and six month period ended May 31, 1998.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, and fees for the administration of credit card programs and transaction processing services. Merchant and cardmember fees decreased 5% and 3% in the quarter and six month period ended May 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, merchant and cardmember fees would have remained level in the quarter and six month period ended May 31, 1998. In both periods, higher merchant discount revenue associated with increased sales volume was offset by decreases in overlimit, late payment and cash advance fees. Overlimit and late payment fees decreased due to a lower average level of owned consumer loans. Cash advance fees decreased as a result of decreased cash advance transaction volume.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $1,842 million in the quarter ended May 31, 1998 and $2,211 million in the six month period ended May 31, 1998. No asset securitizations were completed during the comparable periods of fiscal 1997. These asset securitizations have expected maturities ranging from 3 years to 5 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                 THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                    MAY 31,         MAY 31,
                                                 --------------  --------------
                                                  1998    1997    1998    1997
                                                 ------  ------  ------  ------
Merchant and cardmember fees.................... $  115  $  105  $  220  $  216
Interest revenue................................    648     518   1,227   1,036
Interest expense................................   (251)   (204)   (485)   (407)
Provision for consumer loan losses..............   (280)   (233)   (559)   (459)
                                                 ------  ------  ------  ------
Servicing fees.................................. $  232  $  186  $  403  $  386
                                                 ======  ======  ======  ======

  Servicing fees increased 25% in the quarter and 4% in the six months ended May 31, 1998 from the comparable periods of 1997. The increase in both periods was due to higher levels of net interest cash flows, partially offset by increased credit losses from securitized consumer loans. The increases in net interest and credit losses were primarily a result of higher levels of average securitized loans. In addition, the quarter ended May 31, 1998 benefited from a modest decrease in the rate of consumer loans charged off.

  Commission revenues arise from customer securities transactions associated with Discover Brokerage Direct, Inc. ("DBD"), the Company's provider of electronic brokerage services acquired in January 1997. The increase in commission revenues in the quarter ended May 31, 1998 reflected an increase in the number of DBD customer accounts and a higher level of customer transaction volume. The increase in the six month period ended May 31, 1998 was due to higher customer transaction volume as well as the inclusion of DBD's results for six months in 1998 as compared to four months in 1997.

 Net Interest Income

  Net interest income is equal to the difference between interest revenue derived from Credit and Transaction Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income decreased 15% and 7% in the quarter and six month period ended May 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, net interest income would have decreased 19% and 12% from the comparable prior year periods. The decrease in both periods was predominately due to lower average levels of owned consumer loans and a lower yield on general purpose credit card loans. In addition, the results reflect lower net interest income as a result of the sale of Prime Option during the quarter. The lower yield on general purpose credit card loans was primarily due to a larger number of cardmembers taking advantage of lower promotional rates.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the quarter and six month period ended May 31, 1998 and 1997 and changes in net interest income during those periods:

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                        THREE MONTHS ENDED MAY 31,
                               -------------------------------------------------
                                        1998                     1997
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $16,732  13.59%   $574   $19,098  14.20%   $684
Other consumer loans.........    1,561  16.24      64     1,839  15.57      72
Investment securities........      597   7.95      12       188   5.39       2
Other........................    1,460   6.41      23     1,488   6.08      23
                               -------           ----   -------           ----
  Total interest earning
   assets....................   20,350  13.12     673    22,613  13.70     781
Allowance for loan losses....     (845)                    (909)
Non-interest earning assets..    1,630                    1,557
                               -------                  -------
  Total assets...............  $21,135                  $23,261
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.....................  $   975   4.83%   $ 12   $ 1,013   4.05%   $ 10
 Brokered....................    6,075   6.65     102     4,035   6.69      68
 Other time..................    2,208   6.14      35     2,207   6.15      34
                               -------           ----   -------           ----
  Total interest bearing
   deposits..................    9,258   6.34     149     7,255   6.15     112
Other borrowings.............    6,928   5.91     102    11,451   6.05     175
                               -------           ----   -------           ----
  Total interest bearing
   liabilities...............   16,186   6.15     251    18,706   6.09     287
Shareholder's equity/other
 liabilities.................    4,949                    4,555
                               -------                  -------
  Total liabilities &
   shareholder's equity......  $21,135                  $23,261
                               =======                  =======
Net interest income..........                    $422                     $494
                                                 ====                     ====
Net interest margin..........                    8.22%                    8.66%
Interest rate spread.........            6.97%                    7.61%

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                         SIX MONTHS ENDED MAY 31,
                               -------------------------------------------------
                                        1998                     1997
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $18,391  13.77%  $1,263  $19,227  14.16%  $1,357
Other consumer loans.........    1,612  16.57      133    1,904  15.33      146
Investment securities........      422   7.33       15      186   5.65        5
Other........................    1,379   6.51       45    1,363   5.93       40
                               -------          ------  -------          ------
  Total interest earning
   assets....................   21,804  13.39    1,456   22,680  13.69    1,548
Allowance for loan losses....     (866)                    (881)
Non-interest earning assets..    1,658                    1,568
                               -------                  -------
  Total assets...............  $22,596                  $23,367
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.....................  $   916   4.75%  $   22  $ 1,025   4.33%  $   22
 Brokered....................    5,995   6.63      198    3,890   6.71      130
 Other time..................    2,282   6.12       70    2,187   6.10       67
                               -------          ------  -------          ------
  Total interest bearing
   deposits..................    9,193   6.32      290    7,102   6.18      219
Other borrowings.............    8,421   6.07      254   11,749   6.00      351
                               -------          ------  -------          ------
  Total interest bearing
   liabilities...............   17,614   6.20      544   18,851   6.07      570
Shareholder's equity/other
 liabilities.................    4,982                    4,516
                               -------                  -------
  Total liabilities &
   shareholder's equity......  $22,596                  $23,367
                               =======                  =======
Net interest income..........                   $  912                   $  978
                                                ======                   ======
Net interest margin..........                     8.39%                    8.65%
Interest rate spread.........            7.19%                    7.62%

RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                               THREE MONTHS ENDED
                                MAY 31, 1998 VS.        SIX MONTHS ENDED
                                      1997            MAY 31, 1998 VS. 1997
                              ---------------------  -------------------------
                              INCREASE/(DECREASE)      INCREASE/(DECREASE)
                               DUE TO CHANGES IN        DUE TO CHANGES IN
                              ---------------------  -------------------------
                              VOLUME  RATE   TOTAL    VOLUME    RATE    TOTAL
                              ------- -----  ------  --------  ------  -------
INTEREST REVENUE
General purpose credit card
 loans.......................  $ (84) $ (25) $ (109) $   (59)  $  (35) $  (94)
Other consumer loans.........    (11)     2      (9)     (23)      10     (13)
Investment securities........      6      4      10        7        3      10
Other........................     (1)     1     --         1        4       5
                                             ------                    ------
  Total interest revenue.....    (78)   (30)   (108)     (60)     (32)    (92)
                                             ------                    ------
INTEREST EXPENSE
Interest bearing deposits
Savings......................    --       3       3       (2)       2     --
Brokered.....................     35     (1)     34       70       (2)     68
Other time...................    --     --      --         4      --        4
                                             ------                    ------
  Total interest bearing
   deposits..................     32      5      37       64        8      72
Other borrowings.............    (71)    (2)    (73)    (101)       3     (98)
                                             ------                    ------
  Total interest expense.....    (38)     2     (36)     (37)      11     (26)
                                             ------                    ------
Net interest income..........  $ (40) $ (32) $  (72) $   (22)  $  (44) $  (66)
                               =====  =====  ======  =======   ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

SUPPLEMENTAL AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN
MILLIONS)

                                     THREE MONTHS ENDED MAY 31,
                         -----------------------------------------------------
                                   1998                       1997
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans..........  $34,479  14.79%   $1,286   $34,032  14.85%   $1,274
General purpose credit
 card loans.............   32,249  14.64     1,190    31,524  14.72     1,169
Total interest earning
 assets.................   36,537  14.35     1,321    35,709  14.44     1,299
Total interest bearing
 liabilities............   32,373   6.16       502    31,802   6.13       491
Consumer loan interest
 rate spread............            8.63                       8.72
Interest rate spread....            8.19                       8.31
Net interest margin.....            8.89                       8.98

                                      SIX MONTHS ENDED MAY 31,
                         -----------------------------------------------------
                                   1998                       1997
                         -------------------------- --------------------------
                         AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                         --------- ------  -------- --------- ------  --------
Consumer loans..........  $35,641  14.76%   $2,623   $34,277  14.85%   $2,538
General purpose credit
 card loans.............   33,359  14.60     2,429    31,703  14.74     2,331
Total interest earning
 assets.................   37,441  14.37     2,683    35,826  14.47     2,584
Total interest bearing
 liabilities............   33,251   6.21     1,029    31,997   6.12       977
Consumer loan interest
 rate spread............            8.55                       8.73
Interest rate spread....            8.16                       8.35
Net interest margin.....            8.86                       9.00

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $824 million and $821 million at May 31, 1998 and 1997. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 27% and 10% in the quarter and six month period ended May 31, 1998 due to a decrease in net charge-offs. The decrease in net charge-offs in the quarter and six month period ended May 31, 1998 was due to lower average levels of owned consumer loans, primarily attributable to an increased level of securitized loans, and a decrease in the rate of charge-offs primarily due to the sale of Prime Option. Net charge-offs as a percentage of average owned consumer loans outstanding decreased to 6.33% and 6.96% in the quarter and six month period ended May 31, 1998 from 7.07% and 6.97% in the comparable periods of 1997. In fiscal 1997, the Company intensified efforts designed to reduce the impact of increased net charge-offs and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

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

  From time to time, the Company has offered and may continue to offer cardmembers with accounts in good standing the opportunity to skip a minimum monthly payment, while continuing to accrue periodic finance charges, without being considered to be past due ("skip-a-payment"). The comparison of delinquency rates at any particular point in time may be affected depending on the timing of the skip-a-payment program. The delinquency rates for consumer loans 90-179 days past due at May 31, 1998 and 1997 were favorably impacted by skip-a-payment offers made in January 1998 and 1997. The delinquency rates for consumer loans 30-89 days past due at November 30, 1997 were favorably impacted by a skip-a-payment offer made in October 1997.

  The following table presents delinquency and net charge-off rates with supplemental managed loan information. Information at May 31, 1998 includes the effects of the sale of Prime Option.

ASSET QUALITY (DOLLARS IN MILLIONS)

                                       MAY 31,                  NOVEMBER 30,
                           ----------------------------------  ----------------
                                1998              1997              1997
                           ----------------  ----------------  ----------------
                            OWNED   MANAGED   OWNED   MANAGED   OWNED   MANAGED
                           -------  -------  -------  -------  -------  -------
Consumer loans at period-
 end.....................  $17,913  $34,091  $21,143  $34,167  $20,917  $35,950
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days..........     4.26%    4.33%    4.24%    4.20%    3.96%    3.91%
  90 to 179 days.........     2.71%    2.73%    2.77%    2.70%    3.11%    3.07%
Net charge-offs as a
 percentage of average
 consumer loans (year-to-
 date)...................     6.96%    7.05%    6.97%    6.98%    6.78%    6.95%

 Non-Interest Expenses

  Non-interest expenses remained level in the quarter and six month period ended May 31, 1998 from the comparable periods of 1997.

  Compensation and benefits expense increased 8% and 7% in the quarter and six month period ended May 31, 1998 from the comparable periods of 1997 due to an increase in the number of employees. Brokerage, clearing and exchange fees relate to the trading activity associated with DBD. The increase in the quarter ended May 31, 1998 was due to an increased level of customer transaction volume. The increase in the six month period ended May 31, 1998 was due to an increased level of customer transaction volume and a full six months of operations of DBD. Information processing and communications expense decreased 3% and 5% primarily due to lower transaction processing costs, an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors and favorable repricing of certain data communication contracts. Marketing and business development expense decreased 5% in the quarter and the six month period ended May 31, 1998. The decreases in both periods were due to lower advertising and promotional expenses partially offset by increases in Cardmember rewards expense. Lower advertising and promotional expenses were associated with the Company's discontinuance of the BRAVO(R) card, partially offset by an increase in expenses related to partnership programs. Cardmember rewards expense includes the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover(R) Cardmembers and Private Issue(R) Cardmembers electing this feature a percentage of their purchase amounts. Commencing March 1, 1998, the terms of the Private Issue Cashback Bonus were amended by limiting the maximum bonus amount to $500 and by increasing the amount of purchases required to receive this bonus amount. The Company believes that its Cardmember rewards expense in future periods will not be materially impacted by these changes. Professional services expense increased 50% and 38%, primarily due to increased costs associated with account collections and consulting fees. Other expenses decreased 9% and 14% due to a continuing decrease in fraud losses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total assets increased from $302.3 billion at November 30, 1997 to $380.7 billion at May 31, 1998, reflecting growth in financial instruments owned, resale agreements and securities borrowed, partially attributable to higher volumes in the global securities markets, as well as additional assets recognized due to the adoption of Statement of Financial Accounting Standards No. 127. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  As of June 30, 1998, the Company's credit ratings were as follows:

                                                             COMMERCIAL   SENIOR
                                                                PAPER      DEBT
                                                             -----------  ------
      Dominion Bond Rating Service Limited.................. R-1 (middle)  n/a
      Duff & Phelps Credit Rating Co........................ D-1+          AA-
      Fitch IBCA Inc........................................ F1+           AA-
      Japan Rating & Investment Information, Inc............ A-1+          AA-
      Moody's Investors Service(1).......................... P-1           A1
      Standard & Poor's..................................... A-1           A+
      Thomson BankWatch, Inc. .............................. TBW-1         AA

     --------
     (1) On June 5, 1998, Moody's Investors Service announced that it had placed the Company's senior debt credit rating on review for possible upgrade.

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

  During the six month period ended May 31, 1998, the Company issued senior notes aggregating $7,931 million, including non-U.S. dollar currency notes aggregating $778 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 1998 to 2024 and a weighted average coupon interest rate of 5.6% at May 31, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At May 31, 1998, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $45.0 billion.

  On February 12, 1998, the Company's Board of Directors authorized the Company to purchase, subject to market conditions and certain other factors, up to $3 billion of the Company's common stock. During the six month period ended May 31, 1998 the Company purchased $1,487 million of its common stock. Subsequent to May 31, 1998 and through June 30, 1998, the Company purchased an additional $204 million of its common stock.

  On February 25, 1998, the Company's shelf registration statement for an additional $8 billion of debt securities, warrants, preferred stock or purchase contracts or any combination thereof in the form of units, became effective.

  On March 5, 1998, MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust"), all of the common securities of which are owned by the Company, issued $400 million of 7.10% Capital Securities (the "Capital Securities") that are guaranteed by the Company. The Capital Trust issued the Capital Securities and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $6.0 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $8.3 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At May 31, 1998, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At May 31, 1998, no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.85 billion available in 12 major currencies. At May 31, 1998, no borrowings were outstanding under the MSIL Facility.

  RFC also maintains a $2.55 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time.

  At May 31, 1998, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.8 billion, and goodwill and other intangible assets of $1.4 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid.

  In connection with its private equity and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At May 31, 1998, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $170 million, and its aggregate investment in publicly held companies was $262 million.

  In addition, at May 31, 1998, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,820 million (a substantial portion of which was subordinated debt) with not more than 6%, 15% and 8% of all such securities, loans and instruments attributable to any one issuer, industry or geographic region, respectively. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may in the future be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at May 31, 1998 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $2,727 million.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and private equity activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a selective basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At May 31, 1998, the Company had six commitments to provide an aggregate of $1,025 million primarily in connection with its high-yield underwriting activities. Subsequent to May 31, 1998, the Company had one loan outstanding in the amount of $93 million, and its aggregate commitments decreased to $15 million.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At May 31, 1998, the aggregate value of senior secured loans and positions held by the Company was $1,428 million, and aggregate senior secured loan commitments were $761 million.

  At May 31, 1998, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $21.2 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

 Year 2000 and EMU

  Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue).

  The Company continues to review its computer systems and programs in order to prepare for Year 2000 compliance. Based upon current information, the Company believes that its Year 2000 expenditures for fiscal 1998 and through the project's completion will be approximately $125 million. Costs incurred relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs, the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various govermental regulatory bodies, the rate and magnitude of related labor and consulting costs, and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositaries, in addressing the Year 2000 issue.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and/or the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998.

  Term Trust Class Actions. On June 1, 1998, the plaintiff's motion to certify the class was granted as to a California statewide class and denied as to a nationwide class.

  Global Opportunity Fund Litigation. On April 1, 1998, Morgan Stanley & Co. International Limited ("MSIL") filed a notice of removal of the action brought by The Growth Fund to the United States District Court for the Southern District of New York. On May 6, 1998, plaintiffs moved to remand the action to state court.

  County of Orange and Moorlach v. Morgan Stanley & Co., Inc. Morgan Stanley & Co. Incorporated ("Morgan Stanley") supported a motion that was filed by Merrill Lynch seeking partial summary judgment as to the ultra vires claims that were asserted by Orange County in its action against Merrill Lynch. That motion has now become moot due to the County's settlement with Merrill Lynch, which was announced on June 2, 1998. The County's action against Morgan Stanley is proceeding.

  Litigation Regarding Merger. On April 9, 1998, the Court so ordered a stipulation dismissing the action.

  In re Merrill Lynch, et al. Securities Litigation. On April 30, 1998, a petition for certiorari in the United States Supreme Court was filed by the defendants. On June 12, 1998, the plaintiffs filed a motion for permission to file an amended complaint to extend the class period end from November 4, 1994 to August 28, 1996 and to name new class representatives.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of stockholders of the Company was held on March 24, 1998.

  The stockholders voted on proposals to (1) elect directors, (2) amend the Company's Certificate of Incorporation to change the Company's name to Morgan Stanley Dean Witter & Co. and (3) ratify the appointment of Deloitte & Touche LLP as independent auditors. The vote of the stockholders resulted in the approval of the amendment to the Certificate of Incorporation and the ratification of the appointment of the independent auditors. In addition, all nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 20, 1998. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below.

                                                   AGAINST/             BROKER
                                           FOR     WITHHELD   ABSTAIN  NON-VOTE
                                           ---     --------- --------- --------
     ELECTION OF DIRECTORS:
     NOMINEE:
     Robert P. Bauman................  526,648,558 5,137,430         *     *
     Edward A. Brennan...............  523,283,248 8,502,740         *     *
     Diana D. Brooks.................  526,389,859 5,496,129         *     *
     Clarence B. Rogers, Jr..........  526,272,599 5,513,389         *     *
     APPROVAL OF THE AMENDMENT TO THE
     CERTIFICATE OF INCORPORATION TO
     CHANGE THE COMPANY'S NAME:        528,546,698 1,986,423 1,235,165     *
     RATIFICATION OF INDEPENDENT
     AUDITORS:                         529,449,108 1,104,859 1,231,751     *

--------
* Not Applicable.

ITEM 5. OTHER INFORMATION

  Pursuant to the Company's By-Laws, stockholder proposals submitted outside the processes of Securities and Exchange Commission Proxy Rule 14a-8 (17 CFR
Section 240.14a-8) intended to be presented at the

Company's 1999 annual meeting of stockholders shall be considered timely if they are delivered to the Secretary of the Company, 1585 Broadway, New York, New York 10036 on or after November 24, 1998 and on or before December 24, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(B) REPORTS ON FORM 8-K

  Form 8-K dated March 26, 1998 reporting Items 5 and 7.

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

                                          Morgan Stanley Dean Witter & Co.
                                                  (REGISTRANT)

                                                   /s/ Eileen K. Murray
                                          By: _________________________________
                                             Eileen K. Murray, Controller and
                                               Principal Accounting Officer

Date: July 14, 1998

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                           QUARTER ENDED MAY 31, 1998

                                    DESCRIPTION
                                    -----------
 10.1 Tax Deferred Equity Participation Plan, Amended and Restated as of June
      26, 1998.
 10.2 Amendment to Dean Witter START Plan (Saving Today Affords Retirement
      Tomorrow) (effective May 31, 1997).
 10.3 Amendment to Dean Witter START Plan (Saving Today Affords Retirement
      Tomorrow) (adopted April 14, 1998).
 11   Computation of earnings per share.
 12   Computation of ratio of earnings to fixed charges.
 15.1 Letter of awareness from Deloitte & Touche LLP, dated July 14, 1998, concerning unaudited interim financial information.
 15.2 Letter of awareness from Ernst & Young LLP, dated July 14, 1998, concerning unaudited interim financial information.
 27   Financial Data Schedule.