Form 10-Q
period 1998-08-31
MORGAN STANLEY DEAN WITTER & CO
filed 1998-10-14
CIK 895421

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

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 30, 1998 there were 577,665,449 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED AUGUST 31, 1998

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--August 31,
     1998 (unaudited) and November 30, 1997...............................   1
    Condensed Consolidated Statements of Income (unaudited)--Three and
     Nine Months Ended August 31, 1998 and 1997...........................   2
    Condensed Consolidated Statements of Cash Flows (unaudited)--Nine
     Months Ended August 31, 1998 and 1997................................   3
    Notes to Condensed Consolidated Financial Statements (unaudited)......   4
  Independent Accountants' Reports........................................  13
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  15
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  37
  Item 6. Exhibits and Reports on Form 8-K................................  38

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                       AUGUST 31,  NOVEMBER 30,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                       ASSETS
Cash and cash equivalents............................   $  9,820     $  8,255
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $6,383 at August 31, 1998 and $4,655 at November 30,
 1997)...............................................     10,192        6,890
Financial instruments owned:
 U.S. government and agency securities...............     14,760       12,901
 Other sovereign government obligations..............     20,636       22,900
 Corporate and other debt............................     29,280       24,499
 Corporate equities..................................     10,903       10,329
 Derivative contracts................................     22,511       17,146
 Physical commodities................................        238          242
Securities purchased under agreements to resell......     89,466       84,516
Receivable for securities provided as collateral(2)..     13,975          --
Securities borrowed..................................     82,359       55,266
Receivables:
 Consumer loans (net of allowances of $855 at August
  31, 1998 and $884 at November 30, 1997) ...........     16,802       20,033
 Customers, net......................................     19,992       12,259
 Brokers, dealers and clearing organizations.........      5,585       13,263
 Fees, interest and other............................      5,090        4,705
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,405 at August
 31, 1998 and $1,279 at November 30, 1997)...........      1,779        1,705
Other assets.........................................      7,541        7,378
                                                        --------     --------
Total assets.........................................   $360,929     $302,287
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....   $ 22,870     $ 22,614
Deposits.............................................      8,718        8,993
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............     12,804       11,563
 Other sovereign government obligations..............     12,349       12,095
 Corporate and other debt............................      3,016        1,699
 Corporate equities..................................     11,593       13,305
 Derivative contracts................................     20,790       15,599
 Physical commodities................................        358           68
Securities sold under agreements to repurchase.......    118,148      111,680
Obligation to return securities received as
 collateral(2).......................................      8,868          --
Securities loaned....................................     30,115       14,141
Payables:
 Customers...........................................     52,938       25,086
 Brokers, dealers and clearing organizations.........      5,208       16,097
 Interest and dividends..............................        687          970
Other liabilities and accrued expenses...............      9,356        8,630
Long-term borrowings.................................     28,070       24,792
                                                        --------     --------
                                                         345,888      287,332
                                                        --------     --------
Capital Units........................................        999          999
                                                        --------     --------
Preferred Securities Issued by Subsidiaries..........        400          --
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................        674          876
 Common stock(1) ($0.01 par value, 1,750,000,000
  shares authorized, 605,842,952 and 602,829,994
  shares issued, 582,790,622 and 594,708,971 shares
  outstanding at August 31, 1998 and at November 30,
  1997)..............................................          6            6
 Paid-in capital(1)..................................      3,741        3,952
 Retained earnings...................................     11,120        9,330
 Employee stock trust................................      1,601        1,337
 Cumulative translation adjustments..................        (10)          (9)
                                                        --------     --------
 Subtotal............................................     17,132       15,492
 Note receivable related to sale of preferred stock
  to ESOP............................................        (68)         (68)
 Common stock held in treasury, at cost(1) ($0.01 par
  value, 23,052,330 and 8,121,023 shares at
  August 31, 1998 and at November 30, 1997)..........     (1,821)        (250)
 Stock compensation related adjustments..............        --           119
 Common stock issued to employee trust...............     (1,601)      (1,337)
                                                        --------     --------
 Total shareholders' equity..........................     13,642       13,956
                                                        --------     --------
Total liabilities and shareholders' equity...........   $360,929     $302,287
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

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                    THREE MONTHS              NINE MONTHS
                                  ENDED AUGUST 31,         ENDED AUGUST 31,
                               ------------------------ ------------------------
                                  1998         1997        1998         1997
                               -----------  ----------- -----------  -----------
                                     (UNAUDITED)              (UNAUDITED)
Revenues:
Investment banking...........  $       819  $       818 $     2,607  $     1,921
Principal transactions:
  Trading....................          499          778       2,493        2,369
  Investments................         (174)         206          (1)         398
Commissions..................          608          559       1,766        1,533
Fees:
  Asset management,
   distribution and
   administration............          718          656       2,135        1,853
  Merchant and cardmember....          438          433       1,270        1,293
  Servicing..................          255          196         658          582
Interest and dividends.......        4,283        3,570      12,429       10,136
Other........................           52           41         154          108
                               -----------  ----------- -----------  -----------
  Total revenues.............        7,498        7,257      23,511       20,193
Interest expense.............        3,377        2,765      10,076        7,952
Provision for consumer loan
 losses......................          280          385         960        1,140
                               -----------  ----------- -----------  -----------
  Net revenues...............        3,841        4,107      12,475       11,101
                               -----------  ----------- -----------  -----------
Non-interest expenses:
  Compensation and benefits..        1,609        1,849       5,414        4,844
  Occupancy and equipment....          148          134         431          389
  Brokerage, clearing and
   exchange fees.............          126          130         377          338
  Information processing and
   communications............          291          249         833          786
  Marketing and business
   development...............          354          293         934          855
  Professional services......          176          127         460          319
  Other......................          193          219         549          579
  Merger related costs.......          --           --          --            74
                               -----------  ----------- -----------  -----------
    Total non-interest
     expenses................        2,897        3,001       8,998        8,184
                               -----------  ----------- -----------  -----------
Income before income taxes...          944        1,106       3,477        2,917
Provision for income taxes...          299          428       1,287        1,141
                               -----------  ----------- -----------  -----------
Net income...................  $       645  $       678 $     2,190  $     1,776
                               ===========  =========== ===========  ===========
Preferred stock dividend
 requirements................  $        14  $        15 $        43  $        52
                               ===========  =========== ===========  ===========
Earnings applicable to common
 shares(1)...................  $       631  $       663 $     2,147  $     1,724
                               ===========  =========== ===========  ===========
Earnings per common share(2)
  Basic......................  $      1.10  $      1.15 $      3.69  $      3.00
                               ===========  =========== ===========  ===========
  Diluted....................  $      1.05  $      1.09 $      3.51  $      2.85
                               ===========  =========== ===========  ===========
Average common shares
 outstanding(2)
  Basic......................  573,170,507  578,082,806 582,105,755  574,048,186
                               ===========  =========== ===========  ===========
  Diluted....................  604,779,594  610,019,122 613,265,207  605,565,186
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

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                               NINE MONTHS
                                                             ENDED AUGUST 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
                                                               (UNAUDITED)
Cash flows from operating activities
  Net income................................................ $  2,190  $ 1,776
  Adjustments to reconcile net income to net cash (used for)
   provided by operating activities:
    Non-cash charges included in net income.................    1,382    1,252
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and other
       regulations..........................................   (3,302)   1,717
      Financial instruments owned, net of financial
       instruments sold, not yet purchased..................   (8,974)   4,676
      Securities borrowed, net of securities loaned.........  (11,119)  (8,907)
      Receivables and other assets..........................   (1,008)  (2,497)
      Payables and other liabilities........................   17,419    6,002
                                                             --------  -------
Net cash (used for) provided by operating activities........   (3,412)   4,019
                                                             --------  -------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities.......................................     (283)     (92)
    Net principal disbursed on consumer loans...............   (1,130)  (3,248)
    Sales of consumer loans.................................    3,416      787
    Other investing activities..............................      --       (96)
                                                             --------  -------
Net cash provided by (used for) investing activities........    2,003   (2,649)
                                                             --------  -------
Cash flows from financing activities
  Net proceeds (payments) related to short-term borrowings..      169   (1,232)
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell..........    1,518     (200)
  Deposits..................................................     (275)   1,631
  Proceeds from:
    Issuance of common stock................................      175      108
    Issuance of long-term borrowings........................    9,245    6,375
    Issuance of Capital Units...............................      --       134
    Preferred Securities Issued by Subsidiaries.............      400      --
  Payments for:
    Repurchases of common stock.............................   (2,049)    (124)
    Repayments of long-term borrowings......................   (5,614)  (3,398)
    Redemption of cumulative preferred stock................     (200)    (345)
    Cash dividends..........................................     (395)    (319)
                                                             --------  -------
Net cash provided by financing activities...................    2,974    2,630
                                                             --------  -------
Elimination of Dean Witter, Discover & Co.'s net cash
 activity for the month of December 1996....................      --    (1,158)
                                                             --------  -------
Net increase in cash and cash equivalents...................    1,565    2,842
Cash and cash equivalents, at beginning of period...........    8,255    6,544
                                                             --------  -------
Cash and cash equivalents, at end of period................. $  9,820  $ 9,386
                                                             ========  =======

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

 Accounting Pronouncements

  In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the rabbi trust are to be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust should be classified in shareholders' equity and accounted for in a manner similar to treasury stock. The Company has therefore included the assets of its rabbi trusts, consisting solely of shares of the Company's common stock issued under certain deferred compensation plans, in employee stock trust with a corresponding amount in common stock issued to employee trust, both components of shareholders' equity. The adoption of EITF 97-14 did not result in any change to the Company's condensed consolidated statement of income, total assets, total liabilities or total shareholders' equity.

  In September 1998, the FASB staff addressed the accounting for expenditures incurred by the investment advisors of closed-end funds. The FASB staff concluded that such costs are to be considered start-up costs in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Accordingly, offering costs incurred by an investment advisor in connection with the distribution of shares of a closed-end fund should be expensed as incurred. As a result, the Company will be required to expense its deferred advisory fees and record a cumulative effect charge as of the beginning of the period during which it adopts the provisions of SOP 98-5, which must be no later than fiscal 2000. The Company is in the process of evaluating the cumulative effect of adopting SOP 98-5.

  As of January 1, 1998, the Company adopted SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS No. 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At August 31, 1998, the impact of SFAS No. 127 on the Company's condensed consolidated statement of financial condition (excluding reclassifications) was an increase to total assets and total liabilities of $3,477 million.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of adopting SFAS No. 133.

2. CONSUMER LOANS

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                           THREE MONTHS         NINE MONTHS
                                         ENDED AUGUST 31,    ENDED AUGUST 31,
                                         ----------------    ------------------
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
Balance, beginning of period............     $824      $821  $    884  $    781
Provision for loan losses...............      280       385       960     1,140
Less deductions
  Charge-offs...........................      318       401     1,112     1,218
  Recoveries............................      (40)      (44)     (139)     (126)
                                         --------  --------  --------  --------
    Net charge-offs.....................      278       357       973     1,092
                                         --------  --------  --------  --------
Other(1)................................       29        19       (16)       39
                                         --------  --------  --------  --------
Balance, end of period..................     $855      $868  $    855  $    868
                                         ========  ========  ========  ========

--------
(1) Primarily reflects transfers related to asset securitizations and the fiscal 1998 sale of the Company's Prime Option MasterCard portfolio.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $42 million and $157 million in the quarter and nine month period ended August 31, 1998 and $70 million and $230 million in the quarter and nine months ended August 31, 1997. Due to enhancements made to certain of the Company's operating systems, the amounts charged off in fiscal 1998 include only interest, whereas the prior year also included cardmember fees.

  The Company received net proceeds from asset securitizations of $1,213 million and $3,416 million in the quarter and nine month period ended August 31, 1998. The uncollected balances of consumer loans sold through asset securitizations were $16,571 million at August 31, 1998 and $15,033 million at November 30, 1997.

3. LONG-TERM BORROWINGS

  Long-term borrowings at August 31, 1998 scheduled to mature within one year aggregated $6,246 million.

  During the nine month period ended August 31, 1998, the Company issued senior notes aggregating $9,301 million, including non-U.S. dollar currency notes aggregating $1,532 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 5.84% at August 31, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 1998, $35 million; 1999, $1,222 million; 2000, $2,810 million; 2001, $1,657 million; 2002, $6 million; 2003, $1,286 million; and
thereafter $2,285. In the nine month period ended August 31, 1998, $5,614 million of senior notes were repaid.

                       MORGAN STANLEY DEAN WITTER & CO.

4. PREFERRED STOCK, CAPITAL UNITS AND PREFERRED SECURITIES ISSUED BY
SUBSIDIARIES

  Preferred stock is composed of the following issues:

                                 SHARES OUTSTANDING AT        BALANCE AT
                                ----------------------- -----------------------
                                AUGUST 31, NOVEMBER 30, AUGUST 31, NOVEMBER 30,
                                   1998        1997        1998        1997
                                ---------- ------------ ---------- ------------
                                                         (DOLLARS IN MILLIONS)
ESOP Convertible Preferred
 Stock, liquidation preference
 $35.88........................ 3,596,408   3,646,664      $129        $131
Series A Fixed/Adjustable Rate
 Cumulative Preferred Stock,
 stated value $200............. 1,725,000   1,725,000       345         345
7 -3/4% Cumulative Preferred
 Stock, stated value $200...... 1,000,000   1,000,000       200         200
7 -3/8% Cumulative Preferred
 Stock, stated value $200......       --    1,000,000       --          200
                                                           ----        ----
Total..........................                            $674        $876
                                                           ====        ====

  Each issue of outstanding preferred stock ranks in parity with all other outstanding preferred stock of the Company.

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2013 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $999 million at August 31, 1998 and November 30, 1997.

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

  On August 31, 1998, the Company redeemed all 1,000,000 outstanding shares of its 7- 3/8% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $25 per Depositary Share. Each Depositary Share represented 1/8 of a share of the Company's 7- 3/8% Cumulative Preferred Stock.

5. COMMON STOCK AND SHAREHOLDERS' EQUITY

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $2,772 million at August 31, 1998, which exceeded the amount required by $2,206 million. DWR's net capital totaled $597 million at August 31, 1998, which exceeded the amount required by $514 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined,

                       MORGAN STANLEY DEAN WITTER & CO.

to risk weighted assets ("risk-weighted capital ratio"). At August 31, 1998, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

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

6. EARNINGS PER SHARE

  Earnings per share was calculated as follows (in millions, except for per share data):

                                                THREE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                 AUGUST 31,      AUGUST 31,
                                                --------------  --------------
                                                 1998    1997    1998    1997
                                                ------  ------  ------  ------
BASIC EPS:
  Net income................................... $  645  $  678  $2,190  $1,776
  Less: preferred stock dividend requirements..    (14)    (15)    (43)    (52)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  631  $  663  $2,147  $1,724
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    573     578     582     574
                                                ======  ======  ======  ======
  Basic EPS....................................  $1.10   $1.15  $ 3.69  $ 3.00
                                                ======  ======  ======  ======
DILUTED EPS:
  Net income................................... $  645  $  678  $2,190  $1,776
  Less: preferred stock dividend requirements
   after assumed conversion of ESOP preferred
   stock.......................................    (13)    (14)    (38)    (49)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  632  $  664  $2,152  $1,727
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    573     578     582     574
  Effect of dilutive securities:
    Stock options..............................     20      20      19      20
    ESOP convertible preferred stock...........     12      12      12      12
                                                ------  ------  ------  ------
  Weighted-average common shares outstanding
   and common stock equivalents................    605     610     613     606
                                                ======  ======  ======  ======
  Diluted EPS.................................. $ 1.05  $ 1.09  $ 3.51  $ 2.85
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

  The Company had approximately $5.8 billion and $5.5 billion of letters of credit outstanding at August 31, 1998 and at November 30, 1997 to satisfy various collateral requirements.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at August 31, 1998 and November 30, 1997 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          COLLATERALIZED     OTHER
                                                          NON-INVESTMENT NON-INVESTMENT
                           AAA      AA      A      BBB        GRADE          GRADE       TOTAL
                          ------  ------  ------  ------  -------------- -------------- -------
                                                (DOLLARS IN MILLIONS)
AT AUGUST 31, 1998
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  876  $3,995  $3,539  $1,261      $   65         $  913     $10,649
Foreign exchange forward
 contracts and options..     194   1,832   1,667     386         --             204       4,283
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      95      17      35       5         --               8         160
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   2,079   1,343     491     605         926            111       5,555
Commodity forwards,
 options and swaps......      69     398     328     620          20            429       1,864
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $3,313  $7,585  $6,060  $2,877      $1,011         $1,665     $22,511
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      15%     34%     27%     13%          4%             7%        100%
                          ======  ======  ======  ======      ======         ======     =======
AT NOVEMBER 30, 1997
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  754  $2,761  $2,544  $  436      $   33         $  568     $ 7,096
Foreign exchange forward
 contracts and options..     788   2,504   1,068      72         --             176       4,608
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     156      90      50       2         --              10         308
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,141     917     567     233         780            152       3,790
Commodity forwards,
 options and swaps......      70     425     380     312          12            145       1,344
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $2,909  $6,697  $4,609  $1,055      $  825         $1,051     $17,146
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      17%     39%     27%      6%          5%             6%        100%
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

                       MORGAN STANLEY DEAN WITTER & CO.

9. DISPOSITIONS

  During the quarter ended August 31, 1998, the Company completed the sale of its Correspondent Clearing business to NationsBanc Montgomery Securities, LLC ("NationsBanc"), a subsidiary of NationsBank Corporation. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  During the quarter ended May 31, 1998, the Company completed the sale of its Prime OptionSM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank of Delaware, N.A. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  On April 18, 1998, SPS Transaction Services, Inc. ("SPS") and Associates First Capital Corporation ("Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which SPS agreed to sell substantially all of its assets to Associates. SPS is a 73% owned, publicly held subsidiary of the Company which provides a range of technology outsourcing services, including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the U.S. The transaction is subject to the conditions of the Purchase Agreement and is expected to close by the end of fiscal 1998.

  On May 7, 1998, the Company and Chase Manhattan Corporation ("Chase") announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Global Custody business to Chase. On September 30, 1998 this transaction was completed.

  The expected gains resulting from the sale of SPS and the Global Custody business will be recognized by the Company during the period in which the respective transactions are completed.

10. SUBSEQUENT EVENTS

  In September 1998, the Company made an investment of $300 million in the Long-Term Capital Portfolio, L.P. ("LTCP"). The Company is a member of a consortium of 14 financial institutions participating in an equity recapitalization of LTCP. The objectives of this investment, the term of which is three years, are to continue active management of its positions and, over time, to reduce excessive risk exposures and leverage, return capital to the participants and ultimately realize the potential value of the LTCP portfolio.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

  We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries (formerly Morgan Stanley, Dean Witter, Discover & Co.) as of August 31, 1998, and the related condensed consolidated statements of income for the three and nine month periods ended August 31, 1998 and 1997, and cash flows for the nine month periods ended August 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co. We were furnished with the report of other accountants on their review of the interim financial information of Morgan Stanley Group Inc. and subsidiaries for the quarter ended February 28, 1997, which statements reflect total revenues of $4,076 million for the three month period ended February 28, 1997.

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

New York, New York
October 14, 1998

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

 Economic and Market Conditions in the Quarter Ended August 31, 1998

  Conditions in the global financial markets during the third quarter of fiscal 1998 were extremely turbulent, particularly during the month of August, resulting in difficult conditions in many global financial markets.

  In the U.S., the domestic economy continued to exhibit signs of growth, as high levels of consumer spending and relatively low levels of inflation and unemployment existed during the quarter. The Federal Reserve Board decided to leave the overnight lending rate unchanged during the quarter in light of the stability of the U.S. economy and fragility in certain global financial markets. However, during the last month of the quarter U.S. financial markets were adversely impacted by investor reaction to the severe economic turmoil in Asia, Russia and certain emerging market nations. Fears of lower corporate earnings and a slowing rate of economic growth caused difficult conditions in the equity and fixed income markets, while U.S. Treasury yields fell to record lows as investors sought a safe haven from riskier financial instruments.

  Conditions in European markets were also volatile during the quarter. While the region continued to benefit from positive investor sentiment relating to the approaching European Economic and Monetary Union ("EMU"), many European financial markets were negatively impacted by developments in Russia. The Russian economy was adversely affected by the difficult conditions in Asia, declining oil prices and an unstable political infrastructure. These factors contributed to a significant reduction of investor confidence, causing sizable declines and extreme volatility in Russian financial markets during the quarter. Investor confidence was further shaken when the Russian government announced plans to restructure its external debt obligations and to allow the ruble to devalue in order to stabilize the nation's currency rate and banking system. While the fallout from these developments affected many European markets, German markets were particularly vulnerable due to their strong economic and commercial ties to Russia and exposure to Russian debt.

  Market conditions in the Far East continued to be weak due to the ongoing economic and financial difficulties that have existed in the region since the latter half of fiscal 1997. The Japanese economy continued to struggle due to shrinking consumer demand, declining corporate profits, rising unemployment and deflation. While these conditions contributed to the resignation of Japan's Prime Minister during the quarter, many investors expressed uncertainty about the new government's ability to improve the nation's economic performance. Market conditions were also unstable elsewhere in Asia, as the poor economic performance of Japan and the persistent weakness of the yen continued to adversely affect the financial markets of many nations within the region.

  Instability in the global financial markets has continued in the fourth quarter.

 Results of the Company for the Quarter and Nine Month Periods ended August 31, 1998 and 1997

  The Company's net income of $645 million and $2,190 million in the quarter and nine month period ended August 31, 1998 represented a decrease of 5% as compared to the third quarter of fiscal 1997 and an increase of 19% from the comparable nine month period of fiscal 1997. Diluted earnings per common share were $1.05 and $3.51 in the quarter and nine month period ended August 31, 1998 as compared to $1.09 and $2.85 in the quarter and nine month period ended August 31, 1997. The Company's annualized return on common equity was 19.3% and 21.5% for the quarter and nine month period ended August 31, 1998, as compared to 22.8% and 20.6% for the comparable periods of fiscal 1997.

  The decrease in net income in the quarter ended August 31, 1998 from the quarter ended August 31, 1997 was primarily due to lower revenues from principal trading and principal investment activities. These decreases were partially offset by higher commission revenues, increased asset management, distribution and administration fees, improved operating results from the Company's Credit and Transaction Services business, and lower incentive-based compensation expenses. The increase in net income in the nine month period ended August 31, 1998 from the comparable prior year period was primarily due to higher revenues from securities and asset management activities, including investment banking, commissions and asset management, distribution and administration fees, partially offset by lower principal investment revenues and higher incentive-based compensation expenses.

  In the nine month period ended August 31, 1998, the Company entered into several transactions that reflect its strategic decision to focus on growing its core Securities and Asset Management and Credit and Transaction Services businesses.

  During the quarter ended May 31, 1998, the Company completed the sale of its Prime OptionSM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank of Delaware N.A. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  During the quarter ended August 31, 1998, the Company completed the sale of its Correspondent Clearing business to NationsBanc Montgomery Securities, LLC ("NationsBanc"), a subsidiary of NationsBank Corporation. The gain resulting from the sale was not material to the Company's financial condition or results of operations.

  On April 18, 1998, SPS Transaction Services, Inc. ("SPS") and Associates First Capital Corporation ("Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which SPS agreed to sell substantially all of its assets to Associates. SPS is a 73% owned, publicly held subsidiary of the Company which provides a range of technology outsourcing services, including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the U.S. The transaction is subject to the conditions of the Purchase Agreement and is expected to close by the end of fiscal 1998.

  On May 7, 1998, the Company and Chase Manhattan Corporation ("Chase") announced that they had reached a definitive agreement pursuant to which the Company agreed to sell its Global Custody business to Chase. On September 30, 1998 this transaction was completed.

  The expected gains resulting from the sale of SPS and the Global Custody business will be recognized by the Company during the period in which the respective transactions are completed.

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

                        SECURITIES AND ASSET MANAGEMENT

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                            THREE MONTHS        NINE MONTHS
                                          ENDED AUGUST 31,   ENDED AUGUST 31,
                                          ------------------ ------------------
                                            1998      1997     1998      1997
                                          --------  -------- --------  --------
                                             (UNAUDITED)        (UNAUDITED)
Revenues:
  Investment banking..................... $    819  $    818 $  2,607  $  1,921
  Principal transactions:
    Trading..............................      499       778    2,493     2,369
    Investments..........................     (174)      206       (1)      398
  Commissions............................      599       550    1,740     1,515
  Asset management, distribution and
   administration fees...................      718       656    2,135     1,853
  Interest and dividends.................    3,601     2,758   10,291     7,776
  Other..................................       41        38      138       100
                                          --------  -------- --------  --------
    Total revenues.......................    6,103     5,804   19,403    15,932
  Interest expense.......................    3,145     2,462    9,300     7,079
                                          --------  -------- --------  --------
    Net revenues.........................    2,958     3,342   10,103     8,853
                                          --------  -------- --------  --------
Non-interest expenses:
  Compensation and benefits..............    1,464     1,713    4,980     4,437
  Occupancy and equipment................      128       118      375       343
  Brokerage, clearing and exchange fees..      122       126      365       330
  Information processing and
   communications........................      171       141      479       432
  Marketing and business development.....      118       101      350       297
  Professional services..................      150       103      387       261
  Other..................................      138       146      391       386
                                          --------  -------- --------  --------
    Total non-interest expenses..........    2,291     2,448    7,327     6,486
                                          --------  -------- --------  --------
Income before income taxes...............      667       894    2,776     2,367
Income tax expense.......................      197       350    1,027       917
                                          --------  -------- --------  --------
    Net income........................... $    470  $    544 $  1,749  $  1,450
                                          ========  ======== ========  ========

  Securities and Asset Management net revenues of $2,958 million in the quarter ended August 31, 1998 represented a decrease of 11% from the quarter ended August 31, 1997. Net revenues of $10,103 million in the nine month period ended August 31, 1998 represented an increase of 14% from the comparable period of fiscal 1997. Securities and Asset Management net income of $470 million in the quarter ended August 31, 1998 represented a decrease of 14% from the quarter ended August 31, 1997, while net income of $1,749 million for the nine month period ended August 31, 1998 increased 21% over the comparable period of fiscal 1997. The decreases in the quarterly period were primarily attributable to lower revenues from principal trading and lower principal investment gains, partially offset by higher commissions revenues, asset management, distribution and administration fees, net interest revenues and lower incentive-based compensation expenses. The increases in the nine month period were primarily due to higher investment banking revenues, commissions revenues, asset management, distribution and administration fees and net interest revenues, partially offset by lower principal investment revenues and higher incentive-based compensation expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 1998 were comparable to the quarter ended August 31, 1997, as higher revenues from merger, acquisition and restructuring activities were offset by lower revenues from debt and equity underwritings.

  Revenues from merger, acquisition and restructuring activities increased to record levels, as the global market for such transactions continued to be robust during the quarter. The aggregate value of announced global transactions was approximately $1.7 trillion through August 31, 1998, which was twice the volume reported in the comparable period of 1997. The high level of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors, as companies attempted to expand into new markets and businesses through strategic combinations. Advisory fees from real estate transactions also increased during the quarter. Favorable market conditions, driven by consolidation activities in the U.S. and a recovering real estate market in Europe, contributed to the increase.

  Fixed income underwriting revenues decreased, primarily attributable to lower revenues from issuances of global high yield fixed income securities. The market for high yield fixed income securities was adversely affected by high levels of volatility in the global financial markets, primarily resulting from the difficult conditions in Asia and Russia, which caused credit spreads to increase. In addition, the demand for high yield securities declined as many investors preferred higher credit quality instruments.

  Equity underwriting revenues also decreased, as the significant level of volatility in the global financial markets during the quarter contributed to a lower volume of equity offerings as compared to the prior year period.

  In the nine month period ended August 31, 1998, investment banking revenues increased 36% from the comparable period of 1997, reflecting higher revenues from merger and acquisition transactions as well as from both debt and equity underwritings.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, decreased 36% in the quarter ended August 31, 1998 from the comparable period of fiscal 1997. The decrease was primarily due to lower fixed income trading revenues, partially offset by higher equity, foreign exchange and commodity trading revenues.

  Fixed income trading revenues decreased significantly in the quarter ended August 31, 1998 from the quarter ended August 31, 1997, primarily due to lower revenues from trading in investment grade, high yield, securitized and other credit sensitive fixed income securities. Revenues from investment grade fixed income securities were adversely affected by the difficult economic conditions in Asia, Russia and other emerging markets. Investor preferences shifted towards less risky financial instruments, principally to U.S. Treasury securities. This negatively affected the trading of credit sensitive fixed income products by widening credit spreads, reducing liquidity, and de-coupling the historical price relationships between credit sensitive securities and government bonds. Revenues from high yield fixed income securities were also impacted by the significant downturn in the global financial markets, as investors became concerned about the impact of a prolonged economic downturn on high yield issuers. Revenues from securitized fixed income securities also declined, as the relatively low interest rate environment in the U.S. led to greater prepayment levels and wider spreads.

  Equity trading revenues in the quarter ended August 31, 1998 were higher than the comparable prior year period. Revenues from trading in equity cash products increased, primarily due to higher activity in European markets. European equity trading revenues benefited from the Company's increased sales and research coverage of the region that began in mid-1997. In addition, trading volumes were higher in many European markets due to positive investor sentiment regarding the approaching EMU. Revenues from trading equity derivative securities also increased, benefiting from higher levels of volatility, particularly in technology stocks in U.S. markets.

  Foreign exchange trading revenues also increased in the quarter ended August 31, 1998. The increase was attributable to high levels of customer transaction volume and volatility in the foreign exchange markets. Certain Asian nations continued to experience adverse economic conditions and slumping equity markets. These factors, coupled with continued weakness in the Japanese yen, increased the levels of customer transaction volume and market volatility. In addition, the economic and political turmoil in Russia led to the collapse of the ruble and resulted in higher levels of volatility in certain European currencies, particularly the German mark.

  Commodity trading revenues increased to record levels in the quarter ended August 31, 1998, primarily driven by higher revenues from trading in electricity and crude oil products. Electricity trading revenues benefited from an increase in the demand for electric power, as portions of the Midwest and Atlantic regions of the U.S. experienced a summer heat wave during the quarter. These conditions caused a significant increase in the price of electricity, particularly during the month of June, 1998. Revenues from trading crude oil products benefited from declining energy prices throughout much of the quarter, reflecting the impact of a high level of supply, low customer demand and the continuing economic turmoil in Asia.

  Principal transaction investment losses aggregating $174 million were recorded in the quarter ended August 31, 1998, as compared to gains of $206 million in the comparable prior year period. Fiscal 1998's results primarily reflect losses from an institutional leveraged emerging markets debt portfolio, partially offset by gains of $129 million resulting from increases in the value of certain private equity investments, including gains from the initial public offering of Equant, a Netherlands based data communications company.

  Principal transaction trading revenues for the nine month period ended August 31, 1998 increased 5% from the comparable prior year period. Fixed income trading revenues decreased due to lower revenues from trading investment grade, high yield and securitized fixed income securities, primarily resulting from the difficult market conditions that existed during the third quarter of fiscal 1998. Equity trading revenues increased, primarily due to higher revenues from European equity cash products. European revenues benefited from the generally favorable performance of most equity markets within the region, high customer transaction volumes and positive investor sentiment regarding the approaching EMU. Higher trading revenues from equity derivative securities also contributed to the increase. Foreign exchange trading revenues increased, benefiting from high levels of volatility in the currency markets, particularly in Asia, and strong customer trading volumes. Commodities trading revenues increased due to higher revenues from precious metals, crude oil and electricity.

  Principal transaction investment losses aggregating $1 million were recorded in the nine month period ended August 31, 1998 as compared to gains of $398 million in the comparable prior year period. Fiscal 1998's results reflect losses from an institutional leveraged emerging markets debt portfolio that occurred during the third quarter, partially offset by gains from increases in the carrying values of certain private equity investments.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 9% in the quarter ended August 31, 1998 from the comparable period of fiscal 1997. In the U.S., the high levels of market volatility contributed to an increased volume of customer securities transactions. Revenues from markets in Europe benefited from the continuance of high trading volumes in the region, as well as from the Company's increased sales and research activities in the region. The Company's addition of over 900 financial advisors since August 31, 1997 also contributed to the increase.

  Commission revenues increased 15% in the nine month period ended August 31, 1998 from the comparable period in fiscal 1997. The increase primarily reflects increased customer trading activity in the global markets for equity securities, as well as an increased number of financial advisors.

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

  Asset management, distribution and administration revenues increased 9% in the quarter ended August 31, 1998 from the comparable period of fiscal 1997, primarily reflecting higher fund management and 12b-1 fees as well as other revenues resulting from a higher level of assets under management. These increases were partially offset by the impact of market depreciation on certain of the Company's products resulting from the difficult conditions existing in the global financial markets during the latter portion of the quarter.

  In the nine month period ended August 31, 1998, asset management, distribution and administration revenues increased 15% from the comparable period in fiscal 1997. The increase primarily reflects higher fund management and 12b-1 fees as well as other revenues resulting from a higher level of assets under management.

  Customer assets under management or supervision increased to $356 billion at August 31, 1998 from $325 billion at August 31, 1997. The increase in assets under management or supervision primarily reflected net inflows of customer assets. In addition, appreciation in the value of existing customer portfolios also contributed to the increases. Customer assets under management or supervision included products offered primarily to individual investors of $200 billion at August 31, 1998 and $186 billion at August 31, 1997. Products offered primarily to institutional investors were $156 billion at August 31, 1998 and $139 billion at August 31, 1997.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements and customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the

Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues increased 54% and 42% in the quarter and nine month period ended August 31, 1998 from the comparable periods of fiscal 1997. In both periods, the increases were primarily attributable to higher levels of revenues from net interest earning assets, including financial instruments owned and customer margin receivable balances. Higher levels of securities lending transactions also had a positive effect on net interest and dividend revenues. These increases were partially offset by higher interest expense associated with a higher level of interest bearing liabilities, including long-term debt.

 Non-Interest Expenses

  Total non-interest expenses decreased 6% in the quarter ended August 31, 1998 from the quarter ended August 31, 1997. Total non-interest expenses increased 13% in the nine month period ended August 31, 1998 from the comparable period of fiscal 1997. Within the non-interest expense category, compensation and benefits expense decreased 15% in the quarterly period, principally reflecting decreased incentive compensation based on lower levels of revenues and earnings. During the nine month period, compensation and benefits expense increased 12%, reflecting the higher level of revenues and earnings and its impact on incentive based compensation. Excluding compensation and benefits expense, non-interest expenses increased 13% in the quarter and 15% in the nine month period ended August 31, 1998. Occupancy and equipment expenses increased 8% and 9% in the quarter and nine month period, respectively, primarily due to increased office space in New York and Hong Kong, higher occupancy costs in London, and additional rent associated with 28 new branch locations in the U.S. Brokerage, clearing and exchange fees decreased 3% in the quarter and increased 11% in the nine month period. The decrease in the quarter was primarily attributable to lower agent bank costs, partially offset by higher securities trading volume. The increase in the nine month period reflects the higher level of securities trading volume as well as the Company's acquisition of the institutional global custody business of Barclays Bank PLC on April 3, 1997. Information processing and communications expense increased 21% and 11% in the quarter and nine month period, respectively, primarily due to the impact of increased rates for certain data services as well as other telecommunications and information systems costs. A higher number of employees utilizing communications systems also contributed to the increase. Marketing and business development expenses increased 17% and 18% in the quarter and nine month period, respectively, reflecting increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets as the Company continues to develop new business. Professional services expenses increased 46% and 48% in the quarter and nine month period, respectively, primarily reflecting higher consulting costs associated with certain information technology initiatives, including the preparation for EMU and Year 2000, coupled with the Company's increased global business activities. Higher temporary staff, legal costs and employment fees also contributed to the increase. Other expenses decreased 5% in the quarter and increased 1% in the nine month period. The decrease in the quarter is primarily due to lower costs for certain tax matters and other operating costs as compared to the prior year period. The increase in the nine month period primarily reflects increases in various expense items resulting from the Company's higher level of global business and trading activities.

                        CREDIT AND TRANSACTION SERVICES

STATEMENTS OF INCOME (DOLLARS IN MILLIONS)

                                                     THREE MONTHS   NINE MONTHS
                                                         ENDED         ENDED
                                                      AUGUST 31,    AUGUST 31,
                                                     ------------- -------------
                                                      1998   1997   1998   1997
                                                     ------ ------ ------ ------
                                                      (UNAUDITED)   (UNAUDITED)
Fees:
  Merchant and cardmember........................... $  438 $  433 $1,270 $1,293
  Servicing.........................................    255    196    658    582
Commissions.........................................      9      9     26     18
Other...............................................     11      3     16      8
                                                     ------ ------ ------ ------
  Total non-interest revenues.......................    713    641  1,970  1,901
                                                     ------ ------ ------ ------
Interest revenue....................................    682    812  2,138  2,360
Interest expense....................................    232    303    776    873
                                                     ------ ------ ------ ------
  Net interest income...............................    450    509  1,362  1,487
Provision for consumer loan losses..................    280    385    960  1,140
                                                     ------ ------ ------ ------
  Net credit income.................................    170    124    402    347
                                                     ------ ------ ------ ------
  Net revenues......................................    883    765  2,372  2,248
                                                     ------ ------ ------ ------
Compensation and benefits...........................    145    136    434    407
Occupancy and equipment.............................     20     16     56     46
Brokerage, clearing and exchange fees...............      4      4     12      8
Information processing and communications...........    120    108    354    354
Marketing and business development..................    236    192    584    558
Professional services...............................     26     24     73     58
Other...............................................     55     73    158    193
                                                     ------ ------ ------ ------
  Total non-interest expenses.......................    606    553  1,671  1,624
                                                     ------ ------ ------ ------
Income before income taxes..........................    277    212    701    624
Provision for income taxes..........................    102     78    260    235
                                                     ------ ------ ------ ------
  Net income........................................ $  175 $  134 $  441 $  389
                                                     ====== ====== ====== ======

  Credit and Transaction Services net income of $175 million and $441 million in the quarter and nine month period ended August 31, 1998 represented an increase of 31% and 13% from the comparable periods of 1997. The quarterly net income represented a record level for the Company. The increase in net income in both periods was primarily attributable to a lower provision for loan losses and an increase in fee revenue, partially offset by an increase in non-interest expenses.

  As a result of enhancements made to certain of the Company's operating systems in the fourth quarter of fiscal 1997, the Company began recording charged off cardmember fees and interest revenue directly against the income statement line items to which they were originally recorded. Prior to the enhancements, charged off cardmember fees and interest revenue were both recorded as a reduction of interest revenue. While this change has no impact on net revenues, the Company believes that the revised presentation better reflects the manner in which charge-offs affect the Credit and Transaction Services statements of income. However, since prior periods have not been restated to reflect this change, the comparability of merchant and cardmember fees and interest revenues between the quarter and nine month period ended August 31, 1998 and the quarter and nine month period ended August 31, 1997 has been affected. Accordingly, the following sections will also discuss the changes in these income statement categories excluding the impact of this reclassification.

 Non-Interest Revenues

  Total non-interest revenues increased 11% in the quarter ended August 31, 1998 and 4% in the nine month period ended August 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, non-interest revenue would have increased 15% and 7% in the quarter and nine month period ended August 31, 1998.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees, cash advance fees, and fees for the administration of credit card programs and transaction processing services. Merchant and cardmember fees increased 1% in the quarter ended August 31, 1998 and decreased 2% in the nine month period ended August 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, merchant and cardmember fees would have increased 6% and 4% in the quarter and nine month period ended August 31, 1998. The increase in both periods was due to an increase in merchant discount revenue associated with increased sales volume partially offset by a decrease in cash advance fees and the effect of a higher level of securitized loans during the quarter. Cash advance fees decreased as a result of decreased cash advance transaction volume, primarily attributable to limits on cash advances imposed by the Company in an effort to reduce charge-offs.

  Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations therefore has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $1,234 million in the quarter ended August 31, 1998 and $3,444 million in the nine month period ended August 31, 1998. During the comparable periods of 1997, the Company completed asset securitizations of $789 million. The asset securitizations in fiscal 1997 and 1998 have expected maturities ranging from 3 years to 10 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                  AUGUST 31,      AUGUST 31,
                                                 --------------  --------------
                                                  1998    1997    1998    1997
                                                 ------  ------  ------  ------
Merchant and cardmember fees.................... $  139  $  108  $  359  $  325
Interest revenue................................    683     512   1,910   1,547
Interest expense................................   (269)   (204)   (754)   (611)
Provision for consumer loan losses..............   (298)   (220)   (857)   (679)
                                                 ------  ------  ------  ------
Servicing fees.................................. $  255  $  196  $  658  $  582
                                                 ======  ======  ======  ======

  Servicing fees increased 30% in the quarter ended August 31, 1998 and 13% in the nine months ended August 31, 1998 from the comparable periods of 1997. The increase in both periods was due to higher levels of net interest cash flows and increased fee revenue, partially offset by increased credit losses from securitized consumer loans. The increases in net interest, fee revenue and credit losses were primarily a result of higher levels of average securitized loans.

  Commission revenues arise from customer securities transactions associated with Discover Brokerage Direct, Inc. ("DBD"), the Company's provider of electronic brokerage services acquired in January 1997. Commissions revenue remained level in the quarter ended August 31, 1998 and increased 44% in the nine month period ended August 31, 1998 from the comparable periods of 1997. The increase in the nine month period ended

August 31, 1998 was due to higher customer transaction volume as well as the inclusion of DBD's results for nine months in 1998 as compared to seven months in 1997.

 Net Interest Income

  Net interest income is equal to the difference between interest revenue derived from Credit and Transaction Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income decreased 12% and 8% in the quarter and nine month period ended August 31, 1998 from the comparable periods of 1997. Excluding the effect of the reclassification of charged off cardmember fees discussed above, net interest income would have decreased 15% and 11% from the comparable prior year periods. The decrease in the quarter ended August 31, 1998 was predominately due to lower average levels of owned consumer loans partially offset by a higher yield on general purpose credit card loans reflective of the sale of Prime Option. The decrease in the nine month period ended August 31, 1998 was due to lower average levels of owned consumer loans and a lower yield on general purpose credit card loans. In both periods, the decrease in owned general purpose credit card loans was primarily due to an increase in securitized loans and the sale of Prime Option. The lower yield on general purpose credit card loans in the nine month period ended August 31, 1998 was due to a larger number of cardmembers taking advantage of promotional rates.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the quarter and nine month period ended August 31, 1998 and 1997 and changes in net interest income during those periods:

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                       THREE MONTHS ENDED AUGUST 31,
                               -------------------------------------------------
                                        1998                     1997
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $15,913  14.61%  $ 586   $20,017  14.19%   $716
Other consumer loans.........    1,503  16.99%     65     1,667  15.90%     66
Investment securities........      460   5.56%      7       158   5.49%      2
Other........................    1,498   6.58%     24     1,698   6.18%     28
                               -------          -----   -------           ----
    Total interest earning
     assets..................   19,374  13.96%    682    23,540  13.67%    812
Allowance for loan losses....     (836)                    (831)
Non-interest earning assets..    1,602                    1,509
                               -------                  -------
    Total assets.............  $20,140                  $24,218
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,211   4.93%  $  15   $   924   4.08%   $ 10
  Brokered...................    5,643   6.53%     93     4,963   6.64%     83
  Other time.................    2,047   6.24%     32     2,229   6.15%     35
                               -------          -----   -------           ----
    Total interest bearing
     deposits................    8,901   6.25%    140     8,116   6.22%    128
Other borrowings.............    6,079   5.97%     92    11,300   6.17%    175
                               -------          -----   -------           ----
    Total interest bearing
     liabilities.............   14,980   6.13%    232    19,416   6.19%    303
Shareholder's equity/other
 liabilities.................    5,160                    4,802
                               -------                  -------
    Total liabilities &
     shareholder's equity....  $20,140                  $24,218
                               =======                  =======
Net interest income..........                   $ 450                     $509
                                                =====                     ====
Net interest margin..........                    9.22%                    8.57%
Interest rate spread.........            7.83%                    7.48%

AVERAGE BALANCE SHEET ANALYSIS (DOLLARS IN MILLIONS)

                                       NINE MONTHS ENDED AUGUST 31,
                               -------------------------------------------------
                                        1998                     1997
                               ------------------------ ------------------------
                               AVERAGE                  AVERAGE
                               BALANCE  RATE   INTEREST BALANCE  RATE   INTEREST
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $17,559  14.02%  $1,849  $19,494  14.17%  $2,073
Other consumer loans.........    1,575  16.70%     198    1,823  15.51%     212
Investment securities........      435   6.70%      22      182   5.46%       7
Other........................    1,419   6.54%      69    1,475   6.03%      68
                               -------          ------  -------          ------
    Total interest earning
     assets..................   20,988  13.57%   2,138   22,974  13.68%   2,360
Allowance for loan losses....     (857)                    (812)
Non-interest earning assets..    1,640                    1,508
                               -------                  -------
    Total assets.............  $21,771                  $23,670
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,015   4.82%  $   37  $   992   4.25%  $   32
  Brokered...................    5,877   6.60%     291    4,250   6.68%     213
  Other time.................    2,203   6.16%     102    2,205   6.11%     101
                               -------          ------  -------          ------
    Total interest bearing
     deposits................    9,095   6.29%     430    7,447   6.19%     346
Other borrowings.............    7,635   6.04%     346   11,604   6.05%     527
                               -------          ------  -------          ------
    Total interest bearing
     liabilities.............   16,730   6.18%     776   19,051   6.11%     873
Shareholder's equity/other
 liabilities.................    5,041                    4,619
                               -------                  -------
    Total liabilities &
     shareholder's equity....  $21,771                  $23,670
                               =======                  =======
Net interest income..........                   $1,362                   $1,487
                                                ======                   ======
Net interest margin..........                     8.64%                    8.62%
Interest rate spread.........            7.39%                    7.57%

RATE/VOLUME ANALYSIS (DOLLARS IN MILLIONS)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                  AUGUST 31, 1998 VS.     AUGUST 31, 1998 VS.
                                          1997                    1997
                                  ----------------------  ----------------------
                                  INCREASE/(DECREASE)     INCREASE/(DECREASE)
                                   DUE TO CHANGES IN       DUE TO CHANGES IN
                                  ----------------------  ----------------------
                                  VOLUME   RATE   TOTAL   VOLUME   RATE   TOTAL
                                  -------  -----  ------  -------  -----  ------
INTEREST REVENUE
General purpose credit card
 loans...........................  $(147)  $  17  $ (130) $ (204)  $ (20) $ (224)
Other consumer loans.............     (6)      5      (1)    (28)     14     (14)
Investment securities............      5     --        5      11       4      15
Other............................     (5)      1      (4)     (3)      4       1
                                                  ------                  ------
  Total interest revenue.........   (144)     14    (130)   (205)    (17)   (222)
                                                  ------                  ------
INTEREST EXPENSE
Interest bearing deposits
Savings..........................      3       2       5       1       4       5
Brokered.........................     12      (2)     10      82      (4)     78
Other time.......................     (3)    --       (3)    --        1       1
                                                  ------                  ------
  Total interest bearing
   deposits......................     11       1      12      77       7      84
Other borrowings.................    (80)     (3)    (83)   (180)     (1)   (181)
                                                  ------                  ------
  Total interest expense.........    (69)     (2)    (71)   (106)      9     (97)
                                                  ------                  ------
Net interest income.............. $  (75)  $  16  $  (59) $  (99)  $ (26) $ (125)
                                  ======   =====  ======  ======   =====  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

SUPPLEMENTAL AVERAGE MANAGED LOAN BALANCE SHEET INFORMATION (DOLLARS IN
MILLIONS)

                                        THREE MONTHS ENDED AUGUST 31,
                             -----------------------------------------------------
                                       1998                       1997
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............   $34,076  15.19%   $1,305   $34,620  14.83%   $1,294
General purpose credit card
 loans.....................    31,955  15.06%    1,212    32,283  14.73%    1,198
Total interest earning
 assets....................    36,034  14.71%    1,336    36,476  14.38%    1,322
Total interest bearing
 liabilities...............    31,640   6.13%      489    32,352   6.21%      507
Consumer loan interest rate
 spread....................             9.06%                      8.62%
Interest rate spread.......             8.58%                      8.17%
Net interest margin........             9.32%                      8.87%

                                        NINE MONTHS ENDED AUGUST 31,
                             -----------------------------------------------------
                                       1998                       1997
                             -------------------------- --------------------------
                             AVG. BAL. RATE %  INTEREST AVG. BAL. RATE %  INTEREST
                             --------- ------  -------- --------- ------  --------
Consumer loans.............   $35,115  14.90%   $3,928   $34,393  14.84%   $3,831
General purpose credit card
 loans.....................    32,887  14.75%    3,641    31,899  14.74%    3,529
Total interest earning
 assets....................    36,969  14.48%    4,019    36,050  14.44%    3,906
Total interest bearing
 liabilities...............    32,710   6.18%    1,518    32,126   6.15%    1,484
Consumer loan interest rate
 spread....................             8.72%                      8.69%
Interest rate spread.......             8.30%                      8.29%
Net interest margin........             9.01%                      8.95%

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $855 million and $868 million at August 31, 1998 and 1997. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 27% and 16% in the quarter and nine month period ended August 31, 1998 due to a decrease in net charge-offs. The decrease in net charge-offs in the quarter and nine month period ended August 31, 1998 was due to lower average levels of owned consumer loans, primarily attributable to an increased level of securitized loans, and a decrease in the rate of charge-offs primarily due to the sale of Prime Option. Net charge-offs as a percentage of average owned consumer loans outstanding decreased to 6.34% and 6.77% in the quarter and nine month period ended August 31, 1998 from 6.53% and 6.82% in the comparable periods of 1997. The Company continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the level and direction of consumer loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

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

  From time to time, the Company has offered, and may continue to offer, cardmembers with accounts in good standing the opportunity to skip a minimum monthly payment, while continuing to accrue periodic finance charges, without being considered to be past due ("skip-a-payment"). The comparability of delinquency rates at any particular point in time may be affected depending on the timing of the skip-a-payment program. The delinquency rates for consumer loans 30-89 days past due at November 30, 1997 were favorably impacted by a skip-a-payment offer made in October 1997.

  The following table presents delinquency and net charge-off rates with supplemental managed loan information. Information at August 31, 1998 includes the effects of the sale of Prime Option.

ASSET QUALITY (DOLLARS IN MILLIONS)

                                     AUGUST 31,                 NOVEMBER 30,
                           ----------------------------------  ----------------
                                1998              1997              1997
                           ----------------  ----------------  ----------------
                            OWNED   MANAGED   OWNED   MANAGED   OWNED   MANAGED
                           -------  -------  -------  -------  -------  -------
Consumer loans at period-
 end.....................  $17,658  $34,228  $21,493  $34,868  $20,917  $35,950
Consumer loans
 contractually past due
 as a Percentage of
 period-end consumer
 loans:
  30 to 89 days..........     4.15%    4.22%    4.50%    4.51%    3.96%    3.91%
  90 to 179 days.........     2.95%    2.99%    2.96%    2.97%    3.11%    3.07%
Net charge-offs as a
 percentage of average
 consumer loans (year-to-
 date)...................     6.77%    6.89%    6.82%    6.86%    6.78%    6.95%

 Non-Interest Expenses

  Non-interest expenses increased 10% in the quarter ended August 31, 1998 and increased 3% in the nine month period ended August 31, 1998 from the comparable periods of 1997.

  Compensation and benefits expense increased 7% in both the quarter and nine month period ended August 31, 1998 from the comparable periods of 1997 due to an increase in the number of employees. Occupancy and equipment expense increased 25% in the quarter and 22% in the nine month period ended August 31, 1998 primarily due to higher rent and other occupancy costs at certain of the Company's facilities. Brokerage, clearing and exchange fees relate to the trading activity associated with DBD. The increase in the nine month period ended August 31, 1998 was due to higher customer transaction volume as well as the inclusion of DBD's results for nine months in 1998 as compared to seven months in 1997. Information processing and communications expense increased 11% in the quarter ended August 31, 1998 and remained level in the nine month period ended August 31, 1998 from the comparable periods of 1997. The increase in the quarter ended August 31, 1998 was due to higher external data processing costs coupled with an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors in the third quarter of 1997. Marketing and business development expense increased 23% and 5% in the quarter and the nine month period ended August 31, 1998. The increases in both periods were due to higher advertising and promotional expenses associated with increased direct mail and other promotional activities related to the Discover(R) Card, partnership programs, and DBD, as well as higher cardmember rewards expense. These increases were partially offset by a decrease in promotional expenses resulting from the Company's discontinuance of the BRAVO(R) card and sale of Prime Option. The Company intends to continue its marketing program into the fourth quarter in order to focus on growing its consumer loan portfolio. Cardmember rewards expense includes the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover Cardmembers and Private Issue(R) Cardmembers electing this feature a percentage of their purchase amounts. Commencing March 1, 1998, the terms of the Private Issue Cashback Bonus were amended by limiting the maximum annual bonus amount to $500 and by increasing the amount of purchases required to receive this bonus amount. The Company believes that its Cardmember rewards expense in future periods will not be materially impacted by these changes. Professional services expense increased 8% in the third quarter ended August 31, 1998 and 26% in the nine month period ended August 31, 1998 from the comparable periods of 1997. The increase in both periods was primarily due to increased costs associated with account collections and consumer credit counseling. Other expenses decreased 25% and 18% due to a continuing decrease in fraud losses and other general business expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total assets increased from $302.3 billion at November 30, 1997 to $360.9 billion at August 31, 1998, reflecting growth in securities borrowed, financial instruments owned and resale agreements, partially attributable to higher volumes in the global securities markets. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  As of September 30, 1998, the Company's credit ratings were as follows:

                                                             COMMERCIAL   SENIOR
                                                                PAPER      DEBT
                                                             -----------  ------
     Dominion Bond Rating Service Limited................... R-1 (middle)  n/a
     Duff & Phelps Credit Rating Co......................... D-1 +         AA -
     Fitch IBCA Inc......................................... F1 +          AA -
     Japan Rating & Investment Information, Inc. ........... A-1 +         AA -
     Moody's Investors Service(1)........................... P-1           A1
     Standard & Poor's...................................... A-1           A+
     Thomson BankWatch, Inc................................. TBW-1         AA

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

  During the nine month period ended August 31, 1998, the Company issued senior notes aggregating $9,301 million, including non-U.S. dollar currency notes aggregating $1,532 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 1998 to 2024 and a weighted average coupon interest rate of 5.84% at August 31, 1998; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At August 31, 1998, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $41.0 billion.

  On February 12, 1998, the Company's Board of Directors authorized the Company to purchase, subject to market conditions and certain other factors, up to $3 billion of the Company's common stock. During the nine month period ended August 31, 1998 the Company purchased $2,049 million of its common stock. Subsequent to August 31, 1998 and through September 30, 1998, the Company purchased an additional $284 million of its common stock.

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

  On August 31, 1998, the Company redeemed all 1,000,000 outstanding shares of its 7 -3/8% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $25 per Depositary Share. Each Depositary Share represented 1/8 of a share of the Company's 7 -3/8% Cumulative Preferred Stock.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $6.0 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $8.3 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At August 31, 1998, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At August 31, 1998, no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL

Facility"). Such banks are committed to provide up to an aggregate of $1.85 billion available in 12 major currencies. At August 31, 1998, no borrowings were outstanding under the MSIL Facility.

  RFC also maintains a $2.55 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time.

  At August 31, 1998, certain assets of the Company, such as real property, equipment and leasehold improvements of $1.8 billion, and goodwill and other intangible assets of $1.3 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid.

  In connection with its private equity and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At August 31, 1998, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $153 million, and its aggregate investment in publicly held companies was $377 million.

  In addition, at August 31, 1998, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,488 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 4% to any one issuer, 22% to any one industry or 16% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments.

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at August 31, 1998 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $2,265 million.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and private equity activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a selective basis (which may be in connection with the Company's commitment to the Morgan Stanley Bridge Fund, LLC). At August 31, 1998, the Company had six commitments to provide an aggregate of $350 million primarily in connection with its high-yield underwriting activities. At September 30, 1998, the Company had no loans outstanding, and its aggregate commitments increased to $370 million.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At August 31, 1998, the aggregate value of senior secured loans and positions held by the Company was $1,233 million, and aggregate senior secured loan commitments were $577 million.

  During the month of August, 1998 and continuing in the fourth quarter of fiscal 1998, inventories of certain credit sensitive fixed income securities (e.g., certain investment grade, high yield and securitized securities) experienced a decrease in liquidity. The Company continues to manage the risks associated with these inventories, including market, credit and concentration risks, in a manner consistent with the Company's overall risk management policies and procedures (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" and Note 8 to the consolidated financial statements for the fiscal year ended November 30, 1997, included in the Form 10-K).

  In September 1998, the Company made an investment of $300 million in the Long-Term Capital Portfolio, L.P. ("LTCP"). The Company is a member of a consortium of 14 financial institutions participating in an equity recapitalization of LTCP. The objectives of this investment, the term of which is three years, are to continue active management of its positions and, over time, to reduce excessive risk exposures and leverage, return capital to the participants and ultimately realize the potential value of the LTCP portfolio.

  At August 31, 1998, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $22.5 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

PREPARATION FOR THE YEAR 2000 AND EMU

 Year 2000

  Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

  The Company has established a firm-wide initiative to address issues associated with the Year 2000. The Year 2000 and EMU (discussed below) projects have been designated as the highest priority activities of the Company's Information Technology Department. To ensure that the Company's computer systems are Year 2000 compliant, a team of Information Technology professionals began preparing for the Year 2000 issue in 1995. Since then, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes, and is in the process of upgrading its global infrastructure and corporate facilities to achieve Year 2000 compliance. In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

  In addressing the Year 2000 issue, the Company has identified the following phases. In the Awareness phase, the Company defined the Year 2000 issue and obtained executive level support and funding. In the Inventory phase, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Inventory phase to determine which will function properly with the change to the new century, and ranked items which will need to be remediated based on their potential impact to the Company. The Remediation phase includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Testing phase includes a thorough testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The Implementation phase consists of placing all items that have been remediated and successfully tested into production. Finally, the Integration and External Testing phase includes exercising business critical production systems in a future time environment and testing with external entities.

  As of August 31, 1998, the Company had completed the Awareness, Inventory and Assessment phases. As of August 31, 1998, the Company was also conducting the procedures associated with the Remediation, Testing and Implementation phases. The Company expects to complete the Remediation and Testing phases with respect to its mission critical applications by December 1998, with the Implementation phase completed by the first fiscal quarter of 1999. The Integration and External Testing phase commenced in the second quarter of 1998 and will continue through 1999. In addition, the major business relationships of the Company have been identified and many of them are scheduled to be tested. The Company continues to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of August 31, 1998, the Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, in some international markets in which the Company conducts business, the level of awareness and remediation efforts relating to the Year 2000 issue is thought to be less advanced than in the United States.

  During the third quarter, the Company participated in the Securities Industry Association's Beta test and a test sponsored by the Bank of England's Central Gilts Office. These tests were run in "future time", using a portion of the Company's production system and employed test scripts to check functionality. The Company has achieved successful results in each of the industry-wide tests in which it participated. During the remainder of 1998 and 1999, the Company will continue to participate in industry-wide and vendor specific tests.

  There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records, the inability to reconcile trading positions and balances with counterparties, inaccurate information to manage the Company's exposure to trading risks and disruptions of funding requirements. In addition, even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company.

  If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability.

  The Company has business continuity plans in place that cover its current worldwide operations, and Year 2000 specific contingency planning has begun. The Company intends to document Year 2000 specific contingency plans during 1999 as part of its Year 2000 risk mitigation efforts.

  Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $225 and $250 million. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through the third quarter of fiscal 1998 the Company has expended approximately $117 million on the Year 2000 project. The majority of the remaining costs are expected to be directed primarily towards testing activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

  The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies, the rate and magnitude of related labor and consulting costs, and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

 EMU

  EMU replaces the national currencies of 11 participating European Union countries with a single European currency -- the "Euro." This new currency is expected to be launched on January 1, 1999, when the European Central Bank assumes control of monetary policy for the participating nations. During a three-year transition period, the national currencies would continue to exist but only as fixed denominations of the Euro. EMU will primarily impact the Company's Securities and Asset Management businesses.

  The introduction of the Euro presents major business opportunities for financial market participants such as the Company as well as significant challenges for such participants to be prepared for EMU. The Company expects that the introduction of the Euro will lead to greater cross-border price transparency and will have a significant impact on the markets in which the Company operates.

  The Company has been actively preparing for the introduction of the Euro and is in the process of implementing significant modifications to its information technology systems and programs in order to prepare for transition to the Euro. The Company is engaged in extensive testing of the systems and processes affected by EMU. The testing plan is currently on schedule for completion. The Company is also communicating extensively with its clients and counterparties regarding the implications of EMU and the effect that this will have on their business relationships with the Company. The Company expects to be prepared for EMU by the end of the fourth quarter of fiscal 1998.

  Several operating risks are associated with changes of this magnitude. If not properly implemented, these changes could lead to failed trade settlements, the inability to reconcile trading positions and balances with third parties, and funding disruptions. The Company is also dependent on the successful implementation of conversion procedures by market counterparties such as exchanges, clearing agents and information providers. If these third party systems do not appropriately address the introduction of the Euro, the Company's clearance, settlement and other activities could also be adversely impacted.

  Based upon current information, the Company estimates that the costs associated with reviewing and amending its information technology systems to prepare for EMU for fiscal 1998 and through the project's completion will be approximately $70 million. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  (a) The following matters were recently commenced against the Company.

  Friedman, et al. v. Salomon Smith Barney, Inc., et al. On or about August 21, 1998, a purported class action complaint was filed in the United States District Court for the Southern District of New York against Salomon Smith Barney, Inc., Goldman Sachs, Merrill Lynch & Co., Inc., Credit Suisse First Boston, Inc., Morgan Stanley Dean Witter & Co., Paine Webber Inc., Natwest Securities, BT Alex Brown, Inc., Coburn & Meredith, and Shamrock Partners Ltd. The plaintiff class purports to consist of all individuals who purchased shares of public offerings from defendants and their alleged co-conspirators and who were discouraged from selling those shares prior to the expiration of the penalty bid period of an offering. The complaint alleges that defendants engaged in anticompetitive activity with respect to the sale and distribution of public offerings of securities by agreeing to fix, raise, stabilize and maintain the price of shares of public offerings at levels above free market prices through a pattern and practice of discouraging the "flipping" or sale of shares by customers and/or penalizing or otherwise preventing "flipping" by customers. The complaint alleges violations of Section 1 of the Sherman Act and breach of fiduciary duty, and seeks compensatory and treble damages in unspecified amounts, injunctive relief, costs and expenses, including attorneys', accountants' and experts' fees.

  Another purported class action, captioned Myers v. Merrill Lynch & Co., Inc. et al., was filed on or about August 17, 1998 in California Superior Court, San Francisco County, against Merrill Lynch & Co., Inc., Paine Webber Group Incorporated, Morgan Stanley Dean Witter & Co., Travelers Group Inc., Legg Mason Inc., H.J. Meyers & Co., Inc. and The Bear Stearns Companies Inc. The complaint alleges that defendants sold the stock of public companies to investors in public offerings without disclosing the existence of restrictions on "flipping" and purported conflicts of interest with investors resulting from financial and other penalties imposed on brokers and clients for "flipping." The complaint also alleges that similar restrictions were not imposed on larger institutional purchasers of stock in those offerings. The complaint asserts claims for unfair competition and false advertising under various sections of the California Business and Professions Code, negligent misrepresentations under the California Civil Code and unfair, fraudulent and unlawful business practices under the California Business Code. The complaint seeks injunctive relief and an award of costs and expenses, including attorneys' and experts' fees. On September 15, 1998, the action was removed to the United States District Court for the Northern District of California.

  (b) The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and/or the Company's Quarterly Reports on Form 10-Q for the quarters ended February 28, 1998 and May 31, 1998.

  Department of Justice NASDAQ Investigation. On August 6, 1998, the United States Court of Appeals for the Second Circuit affirmed the Order and Stipulation, rejecting the intervenors' contention that it was impermissible to insulate the telephone tapes from discovery in civil litigation.

  Global Opportunity Fund Litigation. On July 2, 1998, the United States District Court for the Southern District of New York granted The Growth Fund's motion to remand its lawsuit against Morgan Stanley & Co. International Limited ("MSIL") to state court. On July 2, 1998, MSIL filed a motion to dismiss the action.

  County of Orange and Moorlach v. Morgan Stanley & Co., Inc. On July 21, 1998, the Company agreed to settle with Orange County. The agreement is subject to court approval, and the County has filed motions seeking determinations that its existing settlements are fair.

  In re Merrill Lynch, et al., Securities Litigation. On July 21, 1998, the Magistrate granted the plaintiff's motion to file an amended complaint. Defendants have appealed that ruling to the district court judge.

  In re Sumitomo Copper Litigation. On July 22, 1998, Morgan Stanley & Co. Incorporated entered into an agreement to settle the litigation. The settlement agreement is subject to court approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

  An exhibit index has been filed as part of this Report on Page E-1.

(B) REPORTS ON FORM 8-K

  Form 8-K dated June 18, 1998 reporting Item 5 and 7.

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

                                          Morgan Stanley Dean Witter & Co.
                                                    (REGISTRANT)

                                                   /s/ Eileen K. Murray
                                          By: _________________________________
                                             Eileen K. Murray, Controller and
                                               Principal Accounting Officer

Date: October 14, 1998

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                         QUARTER ENDED AUGUST 31, 1998

                                     DESCRIPTION
                                     -----------
  3   Amended and Restated Bylaws.
 10.1 Dean Witter Reynolds Inc. Branch Manager Compensation Plan , Amended and
      Restated as of September 25, 1998.
 10.2 Dean Witter Reynolds Inc. Financial Advisor Productivity Compensation
      Plan, Amended and Restated as of September 25, 1998.
 11   Computation of earnings per share.
 12   Computation of ratio of earnings to fixed charges.
 15.1 Letter of awareness from Deloitte & Touche LLP, dated October 14, 1998, concerning unaudited interim financial information.
 15.2 Letter of awareness from Ernst & Young LLP, dated October 14, 1998, concerning unaudited interim financial information.
 27   Financial Data Schedule.