Form 10-K405
period 1998-11-30
MORGAN STANLEY DEAN WITTER & CO
filed 1999-02-23
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
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

      Registrant's telephone number, including area code: (212) 761-4000 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
        Title of each class                               on which registered
        -------------------                             -----------------------
   Common Stock, $.01 par value                         New York Stock Exchange
                                                        Pacific Exchange
   Rights to Purchase Series A Junior Participating
    Preferred Stock                                     New York Stock Exchange
                                                        Pacific Exchange
   Depositary Shares, each representing 1/4 of a share
    of 7 3/4% Cumulative Preferred Stock, $200 stated
    value                                               New York Stock Exchange
   Depositary Shares, each representing 1/4 of a share
    of Series A Fixed/Adjustable Rate Cumulative
    Preferred Stock, $200 stated value                  New York Stock Exchange
   7.82% Capital Units; 7.80% Capital Units; 9.00%
    Capital Units; 8.40% Capital Units; 8.20% Capital
    Units; 8.03% Capital Units/1/                       New York Stock Exchange
   6% PERQSSM Due February 16, 1999; 10% PERQS Due
    April 15, 1999; 6% Reset PERQS Due May 15, 2000/2/  American Stock Exchange
   Exchangeable Notes Due September 30, 2000;
    Exchangeable Notes Due July 31, 2003; Exchangeable
    Notes Due December 30, 2005; Exchangeable Notes
    Due August 15, 2006/3/                              New York Stock Exchange
   Exchangeable Notes Due July 29, 2005 (two
    issuances); Exchangeable Notes Due April 15,
    2005/3/                                             American Stock Exchange
   PEEQSSM Due May 1, 2001/4/                           American Stock Exchange
   3% CPSSM Due August 8, 2000; 3% CPS Due May 17,
    2000/5/                                             American Stock Exchange
   Nikkei 225 Protection Step-Up Exchangeable Notes
    Due July 31, 2003                                   New York Stock Exchange
   Dow Jones Industrial Average BRIDGESSM Due April
    30, 2004; Standard & Poor's 500 BRIDGES Due
    December 31, 2003; Dow Jones Euro Stoxx 50 BRIDGES
    Due July 30, 2004/6/                                New York Stock Exchange
   5 5/8% Notes Due January 20, 2004                    New York Stock Exchange

-------
/1/ Each Capital Unit consists of (a) a Subordinated Debenture (of the same rate) of Morgan Stanley Finance plc guaranteed by the Registrant and (b) a related purchase contract of the Registrant requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Registrant's Cumulative Preferred Stock (of the same rate), $200 stated value. The Capital Units and the Depositary Shares are registered on the New York Stock Exchange.
/2/ "Performance Equity-linked Redemption Quarterly-pay Securities." The issue price and amount payable at maturity with respect to the PERQS are based on the share price of certain non-affiliated companies.
/3/ Notes which are exchangeable for equity securities of certain non-
    affiliated companies.
/4/ "Protected Exchangeable Equity-linked Securities." Principal protected notes that are exchangeable for cash based on the value of the S&P 500 Index.
/5/ "Currency Protected Securities." Currency protected notes that pay at maturity equity securities of certain non-affiliated companies or the equivalent value in cash.
/6/ "BRoad InDex Guarded Equity-linked Securities." Principal protected notes that pay at maturity a cash amount based on the value of certain broad equity indices.
Securities registered pursuant to Section 12(g) of the Act: NONE
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 19, 1999 was approximately $41,925,493,769. For purposes of this information, the outstanding shares of common stock owned by (1) directors and executive officers of the Registrant and (2) certain senior officers of certain wholly-owned subsidiaries of the Registrant who are subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.
  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
  As of January 19, 1999, there were 571,113,010 shares of Common Stock, $.01 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Morgan Stanley Dean Witter & Co. 1998 Annual Report to Shareholders-- Incorporated in part in Form 10-K, Parts I, II and IV.
(2) Morgan Stanley Dean Witter & Co. Proxy Statement for its 1999 Annual Meeting of Stockholders--Incorporated in part in Form 10-K, Parts I and III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. BUSINESS

A. GENERAL

Background and Overview

  Morgan Stanley Dean Witter & Co. (the "Company"*) is a preeminent global financial services firm that maintains leading market positions in each of its three primary businesses--securities, asset management and credit and transaction services.** The Company combines global strength in investment banking (including the origination of underwritten public offerings and mergers and acquisitions advice) and institutional sales and trading with strength in providing investment and global asset management products and services and, primarily through its Discover(R) Card brand, quality consumer credit products.

  As of November 30, 1998, the Company had the second largest financial advisor sales organization in the U.S., with 11,238 professional financial advisors and 438 securities branch offices. The Company also had one of the largest global asset management operations of any full-service securities firm, with total assets under management and supervision of $376 billion. In addition, based on its approximately 38 million general purpose credit card accounts as of November 30, 1998, the Company was the nation's third largest credit card issuer as measured by number of accounts, with the largest proprietary merchant and cash access network in the U.S.

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit and transaction services nationally. Its securities businesses ("Securities") include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage services; research services; the trading of foreign exchange and commodities, as well as derivatives on a broad range of asset categories, rates and indices; and securities lending. The Company's asset management businesses ("Asset Management") include providing global asset management advice and services to individual and institutional investors through a variety of product lines and brand names, including Morgan Stanley Dean Witter Advisors (formerly known as Dean Witter InterCapital) ("MSDW Advisors"), Van Kampen Investments ("Van Kampen"), Morgan Stanley Dean Witter Investment Management ("MSDW Investment Management") and Miller Anderson & Sherrerd ("MAS"); and principal investment activities. The Company's credit and transaction services businesses ("Credit Services") include the issuance of the Discover Card and other proprietary general purpose credit cards, the operation of the Discover/NOVUS(R) Network, a proprietary network of merchant and cash access locations, and direct-marketed activities such as the on-line securities services offered by Discover Brokerage Direct Inc. ("Discover Brokerage"). The Company's products and services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

  The Company conducts its business from its headquarters in New York City, its regional offices and branches throughout the U.S., and its principal offices in London, Tokyo, Hong Kong and other financial centers throughout the world. At November 30, 1998, the Company had 45,712 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company is a combination of Dean Witter, Discover & Co. ("Dean Witter Discover") and Morgan Stanley Group Inc. ("Morgan Stanley") and was formed
--------
* Unless the context otherwise requires, the term "Company" means Morgan Stanley Dean Witter & Co. and its consolidated subsidiaries.
** Certain statements contained herein, including (without limitation) certain statements made under "Legal Proceedings" in Part I, Item 3 of this Report; "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in Part II, Item 7 of this Report ("MD&A"); and "Quantitative and Qualitative Disclosure about Market Risk" incorporated by reference in Part II, Item 7A of this Report, are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's businesses, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions undertaken by both current and potential new competitors, the impact of current, pending or future legislation and regulation both in the U.S. and throughout the world, the potential effects of technological changes such as the Year 2000 computer code issue and other risks and uncertainties detailed in the MD&A and in "Competition and Regulation" under "Securities," "Asset Management" and "Credit and Transaction Services" herein.

pursuant to a merger of equals that was effected on May 31, 1997 (the "Merger"). The Company was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924.

  The Company conducts its worldwide businesses through several highly integrated subsidiaries and affiliates, which frequently participate together in the facilitation and consummation of a single transaction. Because of the increasing integration of the international financial markets, the Company manages its principal operating subsidiaries on a coordinated global basis with a view to the profitability of the enterprise as a whole. Financial information concerning the Company for each of the three fiscal years ended November 30, 1998, November 30, 1997 and November 30, 1996, including the amount of total revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenue in any one of those periods and information with respect to the Company's operations by geographic area, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

  A discussion of the Company's preparations to address the potential effects on its operations resulting from the Year 2000 computer code issue appears on pages 43 through 45 of "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

B. SECURITIES

Overview

  The Company is a leading global financial services firm which provides financial services and advice to, and raises capital worldwide for, a diverse group of domestic and international corporate and institutional clients through Morgan Stanley & Co. Incorporated (U.S.) ("MS&Co."), Morgan Stanley & Co. International Limited (U.K.), Morgan Stanley Japan Limited (Japan), Morgan Stanley Asia Limited (non-Japan Asia) and other direct and indirect subsidiaries. The Company also conducts sales and trading activities both as principal and as agent on behalf of a wide range of domestic and international institutional investors. The Company offers individual investors a broad range of securities and savings products and services, primarily through Dean Witter Reynolds Inc. ("DWR"). The Company offers services on a global basis under the brand name "Morgan Stanley Dean Witter."

Investment Banking

 Underwriting

  The Company manages and participates in public offerings and private placements of debt, equity and other securities denominated in U.S. dollars and other currencies in the U.S. and international capital markets. The
Company is a leading underwriter of common stock, preferred stock and other equity-related securities, including American Depositary Receipts ("ADRs"), Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQS(SM)") and capital securities. The Company also underwrites taxable fixed income securities and tax-exempt securities, mortgage-related securities, including private pass-throughs and collateralized mortgage obligations ("CMOs"), and other asset-backed securities. The Company is active as an underwriter and distributor of commercial paper and other short-term and medium-term securities. The Company is also involved in tender offers, repurchase programs, consent solicitations, rights offerings and exchange offers on behalf of clients.

 Financial Advisory Services

  The Company provides domestic and international corporate and institutional clients with a wide range of advisory services on key strategic matters such as mergers, acquisitions, joint ventures, privatizations, defenses, divestitures, spin-offs, restructurings, proxy mechanisms and leveraged buyouts, as well as long-range financial planning. Other services provided to clients include advice with respect to recapitalizations, dividend policy, valuations, foreign exchange exposures and financial risk management strategies. The Company also furnishes advice and other services in connection with project financings, including infrastructure, electric power and natural resource projects. In addition, the Company provides advisory services in connection with the purchase, sale and financing of real estate and lease transactions.

 Financing

  In connection with its investment banking activities, the Company from time to time also provides financing or financing commitments to certain companies. For example, the Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis. The Company also conducts senior lending activities, including the origination and syndication of senior secured loans of non-investment grade companies.

  A subsidiary of the Company also acts as general partner of Princes Gate Investors II, L.P. ("Princes Gate"), a limited partnership with $1 billion in aggregate investment capacity that was formed to invest in special situation opportunities. Princes Gate generally makes minority equity and equity-related investments which are short to medium-term in duration and which arise out of the Company's worldwide investment banking activities.

Sales, Trading and Market-Making Activities

 Equity

  The Company's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related securities (both exchange traded and over-the-counter ("OTC")), including ADRs, World Equity Benchmark Shares ("WEBS(SM)") and restricted/control stock; convertible debt and preferred securities, including PERCS(R), PERQS(SM) and warrants; equity index products, equity swaps, options and other structured products; and international index arbitrage, equity repurchases, and program and block trade execution. The Company also engages in a variety of proprietary trading activities including arbitrage transactions for its own account.

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

  MS&Co. is one of 30 primary dealers of U.S. government securities currently recognized by the Federal Reserve Bank of New York. As such, it is among the firms with which the Federal Reserve conducts its open market operations and is required to submit bids in Treasury auctions, make secondary markets in U.S.

government securities, provide the Federal Reserve Bank of New York with market information and maintain certain capital standards. The Company is also a member of a number of selling groups responsible for the distribution of various issues of U.S. agency and other debt securities. As such, it is required to make secondary markets in these securities and to provide market information to the U.S. agency issuers. The Company is also a member of the primary syndicate that issues German government bonds, a member of the Japanese government bond syndicate and a primary dealer in Belgian, Canadian, French, Italian and U.K. government bonds. The Company also makes secondary markets in various foreign government bonds and corporate bonds issued in the Eurobond market and in the U.S.

  The Company's daily trading inventory positions in government and agency securities are financed substantially through the use of repurchase agreements. The Company also borrows and lends fixed income securities. In addition, the Company acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. At any given point in time, the Company may hold large positions in certain types of securities or commitments to purchase securities of a single issuer, sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. In addition, a large portion of the collateral held by the Company for reverse repurchase agreements and bonds borrowed consists of securities issued by the U.S. government, federal agencies or non-U.S. governments.

  The Company trades and distributes mortgage-backed and other asset-backed securities. The Company makes markets and trades in Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corp. ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") obligations. The Company enters into commitments, such as forward contracts, standby arrangements and OTC options contracts, for GNMA, FHLMC and FNMA securities. The Company also acts as an underwriter of and market-maker in mortgage-backed securities, CMOs and related instruments and a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments for which liquidity can vary greatly from time to time.

  The Company also underwrites, trades, invests and makes markets in high-yield debt securities and emerging market loans and securitized instruments. "High-yield" refers to companies or sovereigns whose debt is rated as non-investment grade. Securities owned by the Company in connection with its high-yield trading activities typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. The market for these securities has been, and may in the future be, characterized by periods of illiquidity. In addition, the Company, through its market-making and trading activities, may be the sole or principal source of liquidity in certain issues and, as a result, may substantially affect the prices at which such issues trade. The Company also engages in trading senior loans of non-investment grade companies. Such loans are generally made on a secured basis and are senior to the non-investment grade securities of these issuers that trade in the capital markets. To mitigate the potential impact on the Company's operating results of the greater risks inherent in high-yield debt securities and emerging market loans and securitized instruments, the Company monitors and controls its total inventory positions in these securities and instruments in a manner consistent with its overall risk management policies and procedures. The Company also maintains credit policies designed to manage exposures to individual high-yield issuers and emerging market counterparties.

 Foreign Exchange and Commodities

  The Company actively trades numerous foreign currencies on a spot and forward basis with its customers, for its own account and to hedge its securities positions or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. On a more limited basis, the Company also enters into forward currency transactions both as agent and as principal. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange-traded currency options on a worldwide basis.

  The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power and related energy products. The Company is an active market-maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs relating to production, consumption and reserve/inventory management. The Company is an electricity power marketer in the U.S. and owns a majority equity interest in an exempt wholesale generator from which the Company is the exclusive purchaser of electric power.

 Derivatives

  The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products, some of which are complex in structure, generally take the form of exchange-traded futures and options and OTC forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices. All of the Company's trading-related business units use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from proprietary trading activities. In addition, as a dealer in certain derivative products (most notably interest rate and currency swaps), the Company enters into derivative contracts to meet a variety of risk management objectives and other financial needs of its clients. Through a triple-A rated subsidiary of the Company (Morgan Stanley Derivative Products Inc.), the Company also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty.*

  Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives are often utilized to adjust risk profiles, such as exposure to interest rate or currency risk, or to take proprietary trading positions. Widespread acceptance of derivatives has contributed to the development of more complex OTC products structured for particular clients to address specific financing and risk management needs. Derivative transactions may have both on- and off-balance sheet implications, depending on the nature of the contract. The Company's use of derivative products may subject the Company to various risks, although in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. In times of market stress, liquidity in certain derivatives positions, as well as in underlying cash instruments, may be reduced. The Company manages the risks associated with derivative products in a manner consistent with its overall risk management policies. Exposure to changes in interest rates, foreign currencies and other factors are managed on an individual product basis, generally through offsetting or other positions in a variety of financial instruments and derivative products. In addition, with respect to certain derivatives, the Company has agreements with customers and counterparties that permit the Company to close out positions or require additional (and, in many cases, excess) collateral if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account. See also "Risk Management" incorporated by reference in
Part II, Item 7A of this Report.

 MSCI

  Morgan Stanley Capital International Inc. ("MSCI"), a majority-owned subsidiary of the Company, markets and distributes over 3,500 country, industry and regional equity and fixed income benchmark indices (including The World, EAFE(R) and Emerging Market Free Indices) covering 51 countries, and has a 29-year historical database that includes fundamental and valuation data on over 5,500 companies in developed and emerging market countries. Investment professionals around the world use MSCI data for purposes such as performance measurement, security valuation and asset allocation.

--------
* For a detailed discussion of the Company's use of derivatives, see "MD&A -- Derivative Financial Instruments" incorporated by reference in Part II,
   Item 7 of this Report and "Notes to Consolidated Financial Statements, Note 9" incorporated by reference in Part II, Item 8 of this Report. In addition, the Company uses derivative products (primarily interest rate and currency swaps) to assist in asset and liability management and to reduce borrowing costs. See also "Notes to Consolidated Financial Statements, Note 6" incorporated by reference in Part II, Item 9 of this Report.

Securities Services to Individual Investors

 Financial Advisory Activities

  Principally through DWR, a full-service retail broker-dealer, the Company offers clients a broad range of securities and investment products and services that are supported by the Company's investment banking, research, asset management, execution and operational resources. At November 30, 1998, the Company had the second largest financial advisor sales organization in the domestic securities industry, with 11,238 financial advisors located in 438 securities branch offices, providing investment services to more than 3.9 million client accounts having assets of $438 billion.

  The Company focuses on providing its clients with comprehensive financial planning services, tailored to meet individual investment goals and risk profiles. The Company believes that employing knowledgeable investment professionals is a key factor in serving the individual investor and has undertaken an aggressive campaign to grow and train its financial advisor sales organization. Through retention of existing financial advisors and extensive recruiting, the Company has increased its financial advisor sales organization by over 40% over the past five years. Client assets have increased by over 100% over the same five-year period.

  The Company provides execution, trading and research services to its individual clients for listed equity securities, OTC equity securities, options and ADRs. The Company also provides execution, trading and research services to individual clients for a broad range of fixed income securities, including U.S. government obligations, mortgage and other asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. The Company's fixed income trading activity on behalf of individual investors focuses primarily on establishing and maintaining inventory based upon actual and anticipated orders from its clients, rather than risk-oriented proprietary trading. In December 1998, the Company implemented a strategy to pair its financial advisor sales force with its institutional fixed income platform in order to provide mid-sized institutions with greater access to the Company's comprehensive products and research capabilities.

  The Company also provides its clients with an extensive array of investment and credit products and services, including mutual funds, unit investment trusts, insurance products, financial planning, retirement planning, personal trust and estate planning, tax planning, credit management and account services. One of the Company's products designed to help clients manage their assets is the Active Assets Account(R) ("AAA Account"). Through the AAA Account, clients can consolidate their financial assets into a single account, invest funds in a wide variety of investment products and ensure that funds are automatically invested daily, either in a money market account insured by the Federal Deposit Insurance Corporation ("FDIC") or in one of four different money market funds. In addition, the AAA Account offers dividend reinvestment, check writing, direct deposit and electronic funds transfer and bill payment services. The Company also offers its Internet technology service, ClientServ(SM), to its AAA Account customers, which allows them to track their accounts on-line, obtain research reports and real-time securities quotes, create customized personal portfolio monitors and chart the performance of various securities over time. Total client assets in AAA Accounts were $144.7 billion as of November 30, 1998.

  Clients planning for their retirement have access through the Company's IRA-2000(R) Individual Retirement Account ("IRA-2000 Account") to a broad array of investment choices. Total client assets in IRA-2000 Accounts were $80.3 billion as of November 30, 1998. The Company also provides individual annuities and complete defined contribution plan services for businesses, including 401(k) plans.

 Other Activities

  The Company provides investment consulting services that assist clients in analyzing their investment objectives and in selecting investment advisory services offered by unaffiliated investment advisors. Through its wholly-owned insurance agency subsidiaries, the Company also acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. The Company originates and services a broad range of consumer loans secured by mortgages on residential properties. The Company also offers trust and fiduciary services to both individual and corporate clients, primarily trustee services for personal trusts and tax-qualified retirement plans.

 Private Wealth Management

  The Company's Private Wealth Management group (formerly known as Private Client Services) ("PWM") is a financial advisory group that provides solutions to individuals, families and foundations who control significant pools of wealth. PWM has offices in the U.S., Europe and Asia and provides access to the Company's trading capabilities, fundamental research and analytical products, as well as to its securities underwritings. PWM financial advisors manage specific financial asset classes and provide tailored global asset allocation strategies for its clients. PWM also offers private investors the opportunity to co-invest with the Company in its principal investing activities and specialized funds. Private banking services and other PWM financial advisory services are provided to select international clients through the Company's Swiss bank subsidiary, Bank Morgan Stanley AG.

 International Private Client Group

  Because of the strategic opportunities that the Company believes are presented by the further development of an international individual securities and asset management business, the International Private Client Group was formed as a new business unit in December 1998. The International Private Client Group will encompass all of the Company's international activities relating to individual securities and asset management (including international PWM activities) and electronic commerce businesses, as well as future international expansion in such businesses. See also "ASSET MANAGEMENT."

Research

  The Company's global research department ("Research"), comprised of economists, industry analysts and strategists, is actively engaged in a wide range of research activities. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses and industry developments. It analyzes worldwide trends covering a broad range of industries and more than 2,000 individual companies, half of which are located outside of the U.S. Research also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies and securities and economic trends. Support for the sales and trading of fixed income securities is also provided in the form of quantitative and credit analyses and the development of research products that are distributed to the Company's individual and institutional clients. Timely data contained in Research's numerous publications, such as the Investment Strategy Chartbook and The Competitive Edge, are disseminated to both individual and institutional investors through a proprietary database accessible via the Internet and through the Company's financial advisors. In addition, Research provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

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

Competition and Regulation

 Competition

  The Company encounters intense competition in all aspects of its Securities business and competes worldwide directly with other firms, a number of which may have greater capital and other resources. The

Company and its competitors employ advertising and direct solicitation of potential customers as methods of increasing business, and many of the Company's competitors engage in more extensive advertising programs than does the Company. Among the principal competitive factors affecting the Company's Securities business are the Company's general reputation, the overall quality of its professionals and other personnel, its ability to maintain existing client relationships and develop new ones, the relative prices of services and products offered and its capability in originating and marketing innovative products and services. Moreover, the Company's ability to access capital at competitive rates (which is generally dependent on the Company's credit ratings) and to commit capital efficiently are important competitive factors, particularly for its capital-intensive investment banking and sales, trading and market-making activities.

  In addition to competition from firms traditionally engaged in the financial services business, there has been increasing competition in recent years from other sources, such as commercial banks, insurance companies, on-line service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. As a result of recent and pending legislative and regulatory initiatives in the U.S. to remove or relax certain restrictions on commercial banks, competition in some markets which have traditionally been dominated by investment banks and retail securities firms has increased and is likely to increase in the future. In addition, recent convergence and consolidation in the financial services industry has led to increased competition from larger diversified financial services organizations. Increased competition affects, among other things, the Company's ability to attract and retain highly skilled individuals. The complementary trends in the financial services industry of consolidation and globalization also present technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Regulation

  The Company's Securities business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the U.S., at both the federal and state levels, as well as internationally. The Company is subject to the rules and regulations of the various regulatory bodies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

  MS&Co., DWR and certain other subsidiaries of the Company are broker-dealers. MS&Co. and DWR are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico, and are members of the National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange ("NYSE"). Broker-dealers are subject to regulation by securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings against broker-dealers or members, which could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of such broker-dealer or member or its officers or employees, or other similar consequences. Occasionally, the Company's subsidiaries have been subject to investigations, other proceedings and fines relating to infractions of various regulations relating to their activities as broker-dealers, none of which, to date, has had a material adverse effect on the Company or its business.

  New legislation or regulations, including any relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other governmental regulatory or self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and regulations, may directly affect the manner of operation and profitability of the Company.

  The Company's U.S. broker-dealer subsidiaries, including MS&Co. and DWR, are members of the Securities Investor Protection Corporation, which provides, in the event of the liquidation of a broker-dealer, protection for customer accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Margin lending by certain subsidiaries is subject to the margin rules of the Federal Reserve Board that restrict the amount they may lend in connection with certain purchases of securities by customers, and such subsidiaries are also required by NYSE rules to impose maintenance requirements on the amount of securities contained in margin accounts. These rules augment the Company's margin policies, which in many cases are more stringent.

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

  As futures commission merchants, MS&Co. and DWR are registered with the Commodity Futures Trading Commission ("CFTC"), and their activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of the Company are registered as commodity trading advisers and/or commodity pool operators with the CFTC. The Company's futures and options-on-futures business is also regulated by the National Futures Association, a not-for-profit membership corporation that has been designated a registered futures association by the CFTC and of which MS&Co. and DWR are members.

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

  The Company's Securities business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's Securities business in the U.K. is regulated by the Securities and Futures Authority and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange; The Deutsche Bundesbank, the Bundesaufsichtsamt fur das Kreditwesen (the Federal Banking Supervisory Authority), the Bundesaufsichtsamt fur den Wertpapierhandel (the Federal Supervisory Authority for Securities Trading), Eurex Deutschland and the Deutsche Borse AG regulate the Company's activities in the Federal Republic of Germany; the Company's Securities business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Japanese Ministry of Finance and to the rules of the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange; the Monetary Authority of Singapore and the Singapore International Monetary Exchange Ltd. regulate the Company's business in Singapore; and the Company's Securities operations in Hong Kong are regulated by the Securities and Futures Commission, The Stock Exchange of Hong Kong Ltd. and the Hong Kong Futures Exchange Ltd.

  As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including MS&Co. and DWR, are subject to the SEC's net capital rule, and as futures commission merchants, MS&Co.

and DWR are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules that have been promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, principal investing and trading activities, and the financing of customer account balances. Such requirements also restrict the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect the ability of the Company to pay dividends or to expand or even maintain its present levels of business.

C. ASSET MANAGEMENT

  The Company manages a wide range of asset management products for individual investors, primarily through MSDW Advisors and Van Kampen, and provides global portfolio management to a wide range of institutional investors through MSDW Investment Management. The Company also sponsors, acts as general partner for and invests in several limited partnerships that conduct a variety of activities broadly described as principal investing.

Morgan Stanley Dean Witter Advisors

  MSDW Advisors develops, markets and manages a broad spectrum of proprietary open- and closed-end mutual funds and provides professional money management services on a customized basis to affluent individuals, institutional investors and retirement plan sponsors. MSDW Advisors assets include equities, taxable and tax-exempt fixed income securities and money market instruments. At November 30, 1998, there were 138 funds and portfolios with assets of approximately $121 billion for which MSDW Advisors, through Morgan Stanley Dean Witter Services Company Inc., a wholly-owned subsidiary of the Company, served in various investment management and administrative capacities.

  Morgan Stanley Dean Witter Distributors Inc., a wholly-owned subsidiary of the Company and a registered broker-dealer ("MSDW Distributors"), distributes shares of MSDW Advisors products that are open-end investment companies. MSDW Distributors has entered into agreements with DWR and other selected dealers for the marketing and distribution of such products. DWR, its affiliates and other selected dealers are compensated for their distribution-related expenses through contingent deferred sales charges, front-end sales charges and fees authorized pursuant to the provisions of Rule 12b-1 under the Investment Company Act of 1940.

Van Kampen Investments

  Van Kampen operates a family of open- and closed-end mutual funds for individual and institutional shareholders, and markets and provides ongoing evaluation and credit surveillance for fixed income and equity unit investment trusts ("UITs"). Sponsored fund assets cover a broad range of taxable and tax-exempt domestic and international products. Sponsored UITs include portfolios of nationally diversified and single-state insured and uninsured municipal securities and, depending on market demand, also include portfolios of government securities, insured and uninsured corporate debt securities, global fixed income securities and equity securities. At November 30, 1998, Van Kampen had more than 50 open-end funds and 39 closed-end funds and 2,500 series of UITs, and Van Kampen and its affiliates managed, administered or supervised approximately $72 billion in assets.

  Van Kampen distributes its investment products through a large and diversified network of unaffiliated national and regional broker-dealers, commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("retail distribution firms"), as well as the Company's financial advisors. A relatively small number of retail distribution firms account for a substantial portion of sales of Van Kampen's products, and Van Kampen has proprietary and preferred distribution relationships with several of its unaffiliated retail distribution firms.

Morgan Stanley Dean Witter Investment Management

  MSDW Investment Management, through its various advisory entities, including MAS, primarily manages financial assets for institutions around the world, including pension funds, corporations, non-profit organizations and governmental agencies. MSDW Investment Management offers product lines covering a full range of equity, fixed income and alternative investments in developed and emerging markets, and a variety of investment styles including value, growth and blended; active and passive management; and diversified and concentrated portfolios. Products are available through separate account management, pooled vehicles, U.S. and non-U.S. mutual funds and variable annuities. A broad range of fiduciary and named fiduciary services for pension funds and trusts is also available through MSDW Investment Management.

  At November 30, 1998, MSDW Investment Management had assets under management or supervision of approximately $157 billion, including approximately $45 billion related to international products. Approximately $54 billion of these assets related to mutual funds and approximately $103 billion related to separate accounts, pooled vehicles and other arrangements.

  The Company distributes certain domestic and international investment products advised or sub-advised by MSDW Investment Management through the distribution networks of MSDW Advisors and Van Kampen.

Principal Investing

  The Company's principal investing activities include, among other things, making commitments to purchase, and making negotiated investments in, equity and debt securities in merger, acquisition, restructuring, private investment and leveraged capital transactions. Such activities also include venture capital investments and investments in real estate assets, portfolios and operating companies. Such activities are generally conducted through private investment funds in which the Company acts as general partner and clients of the Company are limited partners. The Company typically contributes a minority of the capital of the private investment funds, and clients of the Company contribute the remaining capital. The Company also typically receives management fees for operating the private investment funds, as well as a share of the profits of the funds when investment performance criteria have been met.

  Morgan Stanley Capital Partners III, L.P. ("MSCP III") was formed in 1994 with $1.9 billion in capital commitments to invest in private equity or equity-related securities of operating and financial services companies. As of November 30, 1998, MSCP III, and its predecessor funds (which are only making follow-on investments), had $1.2 billion of cost basis in their portfolios related to 38 companies in a wide range of industries.

  Morgan Stanley Venture Partners III, L.P. ("MSVP III") was formed in 1996 with $275 million in capital commitments to invest in private equity and equity-related securities of emerging growth companies, in the healthcare and information technology sectors based primarily in the U.S. As of November 30, 1998, MSVP III, and its predecessor funds (which are no longer making new investments), had $208 million of cost basis in their portfolios related to 34 companies.

  Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM") was formed in 1997 with approximately $330 million in capital commitments to invest in private equity or equity-related securities of emerging markets companies. As of November 30, 1998, MSGEM had $32 million of cost basis in its portfolio related to two emerging markets companies.

  The Morgan Stanley Real Estate Fund III, L.P. ("MSREF III") was formed in 1997 and currently has approximately $2.1 billion in capital commitments to invest in real estate assets. As of November 30, 1998, MSREF III and its predecessor funds (which are no longer making new investments), had $2.1 billion of cost basis in real estate assets in their portfolios relating to 52 investments.

  Morgan Stanley Real Estate Special Situations Investment Program ("Special Situations") was created in 1997 as a series of separate accounts managed by MSDW Investment Management with $375 million in capital commitments to invest in private equity or equity-related securities of real estate companies (primarily real estate investment trusts). As of November 30, 1998, Special Situations had $298 million of cost basis in its portfolios related to 14 real estate companies.

  From time to time, the Company expects to sponsor additional private investment funds and commit to invest in such funds.

  Equity securities purchased in principal investment transactions generally are held for appreciation, are not readily marketable and do not provide dividend income. It is not possible to determine whether, when or if the Company will realize the value of the investments, including any appreciation, dividends or other distributions thereon, since, among other things, such investments are generally subject to restrictions on such realization relating to the circumstances of particular transactions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions or other factors, including the financial leverage involved in the underlying transactions.

  The Company may also underwrite, trade, invest and make markets in, and publish research with respect to, the securities and senior loans of issuers in which the Company or the private investment funds have an investment. Such securities may include equity and high-yield debt securities of such issuers. In addition, the Company may provide financial advisory services to and have securities and commodity trading relationships with these issuers. From time to time, the Company may provide loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its principal investment activities.

Competition and Regulation

 Competition

  The Company's Asset Management business competes in the highly competitive investment management industry, in which approximately 7,336 open-end investment management companies held over $5.4 trillion in assets as of November 30, 1998. Competition in the sale of mutual funds is affected by a number of factors, including investment objectives and performance, advertising and sales promotion efforts, level of fees, distribution channels and types and quality of services offered. In addition to fund products offered by other broker-dealers, the funds offered by the Company are in competition with funds sold directly by investment management firms and insurance companies, as well as with other investment alternatives sold by such companies and by banks and other financial institutions. The Company's private investment funds compete for investors and for investment opportunities with other private investment funds, some of which are sponsored by financial institutions. The Company's private investment funds also compete for investment opportunities in specific industries with companies that operate in such industries.

 Regulation

  The Company and certain subsidiaries, including MS&Co., DWR, and those related to MSDW Advisors, Van Kampen and MSDW Investment Management, are registered as investment advisers with the SEC and in certain states. Virtually all aspects of the Company's investment advisory business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. Possible sanctions which may be imposed for such failure include the suspension of individual employees, limitations on the Company's engaging in the investment advisory business for specified periods of time, the revocation of registrations, other censures and fines.

  The Company's Asset Management business is also subject to regulation outside the U.S. For example, the Investment Management Regulatory Organization Limited regulates the Company's business in the U.K.; the Japanese Ministry of Finance and the Japan Securities Investment Advisors Association regulates the Company's business in Japan; the Securities and Exchange Board of India regulates the Company's business in India; and the Monetary Authority of Singapore regulates the Company's business in Singapore.

  By virtue of the Company's affiliation with the private investment funds that own equity interests in companies that operate in certain regulated industries (e.g., insurance or broadcasting), or that are subject to regulation in non-U.S. jurisdictions, the Company could be subject to additional regulation applicable to such industries or in such jurisdictions.

  Morgan Stanley Dean Witter Trust FSB ("MSDWT"), a subsidiary of the Company that provides trust, fiduciary and transfer agent services, is a federally chartered savings bank and is subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision ("OTS") and by the FDIC. MSDWT is also a registered transfer agent, subject to regulation and examination in such capacity by the SEC. As a result of its ownership of MSDWT, the Company is registered with the OTS as a unitary savings and loan holding company ("SLHC") and subject to regulation and examination by the OTS as a SLHC.

D. CREDIT AND TRANSACTION SERVICES

  As of November 30, 1998, the Company, through its Credit Services business, was the third largest single issuer of general purpose credit cards in the U.S. as measured by number of accounts. Credit Services' proprietary general purpose credit card business is operated by the Company's Discover Financial Services business unit, which also operates the Discover/NOVUS Network, the Company's proprietary merchant and cash access network. The credit cards offered by Discover Financial Services include the Discover Card, the Discover Platinum Card ("Discover Platinum"), which was launched in December 1998, the Private Issue(R) Card by Discover ("Private Issue"), and co-branded and affinity cards.

Discover Financial Services

 Overview

  Discover Financial Services offers general purpose credit cards designed to appeal to different market segments of consumers for use on the Discover/NOVUS Network. The Discover/NOVUS Network is the largest independent credit card network in the U.S., consisting of more than three million merchant and cash access locations accepting credit cards carrying the Discover/NOVUS logo. Discover Financial Services offers several brands of proprietary cards, including the Discover Card, Discover Platinum, Private Issue, the Smithsonian Card (an affinity program that allows cardmembers to support the Smithsonian Institution) and the Universal Studios Card (a co-branded credit card that allows cardmembers to earn entertainment rewards from Universal Studios).

  Discover Financial Services promotes its proprietary cards through the use of different and distinctive features that are designed to appeal to different consumer bases. The Discover Card offers the Cashback Bonus(R) award and no annual fee. Discover Platinum is a premium credit card offering opportunities to double Cashback Bonus awards, no annual fee, low balance transfer and annual percentage rates, higher credit lines and advanced fraud protection for on-line banking.

  Cardmembers use the Discover Card as well as other general purpose credit cards issued by subsidiaries of the Company bearing the Discover/NOVUS logo to purchase goods and services at participating merchant locations and to obtain cash advances at merchant and bank locations and automated teller machines or by writing checks drawn against their lines of credit. Discover Financial Services also offers cardmembers various financial services, including a revolving line of credit, credit insurance, and card registration to protect against losses in connection with card theft or loss. Discover, Discover Platinum and Private Issue cardmembers are also offered money market deposit accounts and time deposits.

  Cardmembers receive account statements monthly and may elect to pay all or part of the outstanding balance each month. The unpaid portion of the outstanding balance is carried over to the next month, and finance charges are assessed on the revolving balance. A late fee is charged if less than a required minimum portion of the outstanding balance is paid each month. Cardmembers are assessed other fees if their credit card use violates other terms of the cardmember agreement. Discover Financial Services accrues revenues through finance charges on cardmembers' revolving balances, the fees paid by merchants to the Company for transactions effected through the Discover/NOVUS Network, transaction fees paid by cardmembers for cash advances, late payment fees, over-limit fees, fees for checks returned due to insufficient funds, fees from providing product enhancements to cardmembers (e.g., credit life insurance and card registration), merchant fees for processing transactions on other networks, and proceeds from the sale of point-of-sale terminals and related equipment to merchants.

  Pursuant to the Cashback Bonus award, the Company annually pays cardmembers up to one percent (up to two percent for participating Private Issue cardmembers, subject to a maximum of $500) of their purchase amounts based upon their level of annual purchases. The Cashback Bonus award is remitted to cardmembers in the form of a check or as a credit to their accounts in the anniversary month of the account opening.

  Cardmembers enter into agreements governing the terms and conditions of their accounts. Cardmember agreements for each type of card are generally uniform from state to state. Most of the Company's proprietary general purpose credit cards are issued by Greenwood Trust Company ("Greenwood Trust"), an indirect wholly-owned subsidiary of the Company that is a state chartered bank under the laws of the State of Delaware. Because of certain banking law restrictions, most of the Company's proprietary general purpose credit cards may be used only for personal and household (as opposed to commercial) transactions.

 Merchants

  The Discover Card, Discover Platinum and Private Issue, as well as the Company's other proprietary general purpose credit cards, are accepted only by merchants who are members of the Discover/NOVUS Network. Since its introduction in 1986, the Discover/NOVUS Network has expanded rapidly and currently includes more than three million merchants across the U.S.

  Discover Financial Services operates both the issuing and acquiring businesses and accordingly retains the entire merchant fee paid to the Discover/NOVUS Network in a given transaction. Because of its independence from the bankcard associations, Discover Financial Services has greater flexibility than MasterCard or Visa participants in dealing with merchants. The Company believes that this enables it to better maintain and expand its merchant base by allowing it to provide customized programs in such areas as processing arrangements and to otherwise tailor program terms to meet specific merchant needs.

  Discover Financial Services employs its own national sales and support force to increase and maintain its merchant base. In contrast, MasterCard's and Visa's marketing efforts to merchants are generally indirect and rely largely on the unaffiliated sales forces of participating acquiring banks and their agents. In addition, the Company conducts telemarketing operations for the purpose of acquiring merchant business.

 Marketing

  Discover Financial Services is distinguished from MasterCard and Visa card issuers in that it directly controls the brand image, features, service level and pricing of its cards to both cardmembers and merchants.

MasterCard and Visa issuers compete directly with other issuers using the same brands and sharing common processes. The ability to control its products provides Discover Financial Services with competitive advantages that are not available to any single MasterCard or Visa issuer, including efficiencies in operations, product positioning and marketing execution. Discover Financial Services has the ability to direct and deliver a consistent, nationwide message for the Discover Card and the Company's other general purpose proprietary credit cards. Because the Company manages all aspects of both the cardmember and merchant relationship, it can determine and promote its advertising campaign and control the campaign's content, timing and promotional features.

 Credit

  Credit reviews are conducted for all cardmembers in order to establish that standards of ability and willingness to pay are met. Cardmember applications are evaluated using a credit scoring system which utilizes the information customers provide on their applications and credit bureau information to establish creditworthiness. Applications not approved under the credit scoring system may be selectively reviewed and approved by the Company's credit analysts.

  Applicants receiving pre-selected solicitations must satisfy criteria specified by Discover Financial Services. All recipients of pre-selected solicitations have been pre-screened through credit bureaus utilizing industry and customized models. Pre-screening is a process by which an independent credit reporting agency identifies individuals satisfying creditworthiness criteria supplied by the Company (in the form of a point scoring model or other screening factors) that are intended to provide a general indication, based on available information, of such person's ability and willingness to pay their financial obligations. Recipients who respond to the Company's pre-selected solicitations are post-screened prior to enrollment in order to confirm continued satisfaction of the Company's creditworthiness criteria.

  Each cardmember's credit line is reviewed at least annually, and may be reviewed more frequently if requested by the cardmember or if the Company deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the applicable account as well as reviewing the cardmember's credit bureau record. Actions that may result from an account review include raising or lowering the cardmember's credit line or closing the account.

 Operations

  The Company performs the functions required to service and operate its proprietary cards' accounts either by itself or through processing agreements that the Company has with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember service and collection of delinquent accounts. Discover Financial Services maintains several operations centers throughout the country. Additionally, Discover Financial Services operations are supported by systems at computer centers operated by an unaffiliated communication services provider.

Direct-Marketed Businesses

  The Company believes that direct-marketed businesses will become increasingly important in the financial services industry as new technologies develop and client demands change over time. As a result, the Company formed the Direct Business Group in 1998 in order to develop and implement a global strategy for its direct-marketed activities.

  Discover Brokerage, a wholly-owned subsidiary of the Company that was acquired in 1997, provides financial services and investment information nationwide via the Internet, offering customers three ways to invest-through its Internet site, via an automated telephone system or with a registered representative. The financial services provided by Discover Brokerage, principally to individual investors, include detailed account information, real-time securities price quotes, graphs and portfolio performance information, trade execution at competitive rates and access to research reports and news stories.

  Through Discover Brokerage, the Company focuses on the growing number of consumers utilizing alternatives to the traditional brokerage channel to obtain financial and other investment services. Discover Brokerage provides its customers with direct access to financial data and other information, including through a fee-based subscription service for proprietary equity research reports and analysts' ratings, as well as a broad range of investment options such as equities, options, bonds, U.S. Treasury securities and mutual funds. The Company plans to grow Discover Brokerage by further expanding its product line. In June 1998, Discover Brokerage began offering customers the ability to trade U.S. Treasury securities on-line every weekday, 24 hours per day. In February 1999, Discover Brokerage also began offering customers the ability to trade certain municipal securities on-line. The Company believes that Discover Brokerage will enhance its ability to market financial services and products through its on-line distribution arrangements with Yahoo!, and with leading providers of Internet financial sites such as CNNfn and Quicken.

Competition and Regulation

 Competition

  The Company's Credit Services business competes in highly competitive industries, including the credit card industry. The credit card market includes other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark) and charge cards and credit cards issued by travel and entertainment companies. Competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume and usage of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups.

  As new credit card issuers seek to enter the market and established issuers seek to expand, sometimes through acquisitions of other credit card issuers or portfolios, the credit card industry has seen increased use of advertising, targeted marketing and pricing competition in interest rates, annual fees and reward programs. More recently, issuers have increased their efforts to attract balances from competing sources of credit via low-priced balance transfer programs. In addition, issuers have aggressively marketed co-branded credit cards, which offer various benefits relating to the business of the issuer's co-branding partner. The Company believes its proprietary merchant base enables it to promote its proprietary card brand names on a national basis, thereby building customer acceptance and use.

  Discover Brokerage competes with other providers of on-line brokerage services, as well as other firms offering financial and other investment services. Discover Brokerage competes primarily on the basis of price, convenience, direct access to information and the breadth of its product line. In addition, Discover Brokerage is subject to the same competitive factors that are applicable to the highly-competitive financial services industry generally (see "SECURITIES--Competition and Regulation").

 Regulation

  The Company conducts portions of its Credit Services business through various wholly-owned indirect subsidiaries that are banking institutions. Greenwood Trust and Bank of New Castle are state banks chartered under the laws of the State of Delaware, and Morgan Stanley Dean Witter Bank, Inc. (formerly MountainWest Financial Corporation, "MSDW Bank") is an industrial loan company chartered under the laws of the State of Utah (each a "Bank" and, collectively, the "Banks"). Each Bank has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulations and periodic examinations by the state banking commissioner of the state in which it is chartered and by the FDIC.

  Generally, a company which controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company under that act and becomes subject to regulation and examination as a bank holding company by the Board of Governors of the Federal Reserve System. Greenwood Trust is a "bank" as defined in the BHCA. However, because Greenwood Trust did not come within the BHCA's definition of the term "bank" prior to the amendment of the BHCA by the Competitive Equality Banking Act of 1987 ("CEBA"), under certain grandfathering provisions of CEBA, the Company is not treated as a bank holding company as long as the Company and Greenwood Trust comply with certain restrictions set forth in CEBA. Bank of New Castle and MSDW Bank are not "banks" under the BHCA as long as each complies with certain other restrictions set forth in CEBA. Under the BHCA, a bank holding company is generally prohibited from engaging in any activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Should Greenwood Trust fail to continue to qualify for grandfather rights under CEBA, or should the other Banks fail to be operated so as to maintain their exempt status as non-banks under the BHCA, the Company, in order to continue to engage in those of its present businesses that would not be permissible for a bank holding company under the BHCA, could be required to divest control of the Banks or, in the case of Greenwood Trust, to change the activities of the Bank significantly.

  Federal and state consumer protection laws and regulations extensively regulate the relationships among cardholders and credit card issuers. Under federal law, each of the Banks may charge interest at the rate allowed by the law of the state in which it is located and export such interest rate to all other states. The states where the Banks are domiciled do not limit the amount of interest that may be charged on loans of the types offered by the Banks. As a result, each of the Banks is permitted to export interest rates pursuant to federal law. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in any loans being charged off as uncollectible.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Greenwood Trust and MSDW Bank currently use brokered deposits as a funding source. If either Bank were not able to do so, its funding costs would likely increase.

  Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice under Federal and state banking law. In addition, Greenwood Trust would no longer qualify for grandfather rights under CEBA if direct or indirect control of Greenwood Trust were transferred to an unaffiliated third party. In that event, the third party would either have to operate in a manner permissible for a bank holding company under the BHCA or significantly modify the activities of Greenwood Trust.

  Discover Brokerage is a registered broker-dealer and a member of the NASD. See "SECURITIES--Competition and Regulation" for a discussion of the regulations covering the Company's broker-dealers.

Item 2. PROPERTIES

  The Company's executive offices are located at 1585 Broadway, New York, New York, where the Company occupies approximately 958,000 square feet as its New York headquarters. The Company also occupies approximately 368,000 square feet at 750 Seventh Avenue, New York, New York. The Company owns both the 1585 Broadway and 750 Seventh Avenue buildings. The Company also owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices and an adjacent undeveloped 43 acre parcel.

  On November 20, 1998, the Company announced its agreement with The Rockefeller Group ("RGI") for the joint development of a 1,000,000 square foot office tower at 745 Seventh Avenue, New York, New York. The building will be owned by the Company and managed by a subsidiary of RGI, and is intended to be occupied by the Company. The Company leases the land under the building from RGI pursuant to a 99-year ground lease. Construction is expected to begin in 1999, with project completion and occupancy anticipated in 2001.

  The Company leases 864,000 square feet at Two World Trade Center, New York, New York, under a lease expiring on May 31, 2006 and also occupies space aggregating approximately 1,037,000 square feet at various other locations in New York City under leases expiring between 2000 and 2013. In addition, the Company leases space aggregating approximately 417,000 square feet in Brooklyn, New York under a lease expiring in 2013.*

  The Company's London headquarters are located at 25 Cabot Square, Canary Wharf, and occupy approximately 641,000 square feet (inclusive of common areas) of a building constructed by the Company. The Company owns the ground lease obligation and the freehold interest in the land and the building. The Company also leases approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020.

  The Company's Tokyo headquarters are located in Sapporo's Yebisu Garden Place, Ebisu, Shibuya-ku, where the Company occupies approximately 173,000 square feet of office space under a lease arrangement expiring in 2000, but renewable at the Company's option in two-year increments.

  The Company's subsidiaries have offices, operations and processing centers and warehouse facilities located throughout the U.S. and certain subsidiaries maintain offices in international locations. The Company's properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

Item 3. LEGAL PROCEEDINGS

  (a) The Company is involved in the following litigation matters:

  I. Term Trust Class Actions. A putative class action, Thomas D. Keeley, et al. v. Dean Witter Reynolds Inc. et al. (the "Keeley Action") was commenced in the California Superior Court, Orange County, on October 27, 1994 and later consolidated with three similar class actions. Defendants are the Company, DWR, Dean Witter Distributors, Dean Witter InterCapital, Dean Witter Services Company Inc., TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two DWR employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages. Defendants filed an answer to the first amended class complaint denying all wrongdoing on December 6, 1995, and motions for judgment on the pleadings on March 13, 1997. In the Keeley Action, defendants' motions for judgment on the pleadings were denied on June 23, 1997. On June 1, 1998, the plaintiff's motion to certify the class was granted as to a California statewide class and denied as to a nationwide class. On October 13, 1998, three separate state court actions were filed in Florida, New York and New Jersey. The Florida action was removed to the U.S. District Court for the Middle District of Florida on November 10, 1998.

  II. TCW/DW North American Government Income Trust Litigation. Several purported class action lawsuits, which have been consolidated for pretrial purposes, were instituted in January 11, 1995 in the U.S. District Court for the Southern District of New York against the TCW/DW North American Government Income Trust (the "Trust"), DWR, some of the Trust's trustees and officers, its underwriter and distributor, the Trust's unaffiliated adviser, the Trust's manager and other defendants, by certain shareholders of the Trust. The consolidated amended complaint asserts claims under the Securities Act of 1933 and generally alleges that the defendants made inadequate and misleading disclosures in the prospectuses for the Trust, in particular as such disclosures related to the nature and risks of the Trust's investments in mortgage-backed securities and Mexican securities. Plaintiffs also challenge certain fees paid by the Trust as excessive. Damages are sought in an unspecified amount. Defendants moved to dismiss the consolidated amended complaint. Although on May 8,
--------
* The indicated total aggregate square footage leased by the Company does not include space occupied by the Company's securities branch offices in New York and throughout the U.S.

1996 the motions to dismiss were denied, upon reconsideration on August 28, 1996 the court dismissed several of plaintiffs' claims and clarified its earlier opinion denying defendants' motion to dismiss. In addition, on August 28, 1996, the court granted plaintiffs' motion for class certification. On December 4, 1996, in light of a new decision by the U.S. Court of Appeals for the Second Circuit, defendants filed a new motion for reconsideration of the court's decision denying the motion to dismiss, which was denied on November 20, 1997.

  III. Global Opportunity Fund Litigation. On December 19, 1995, 20 investors in a Cayman Islands investment fund named The Global Opportunity Fund (the "Fund") brought an action against Morgan Stanley Bank Luxembourg, S.A. ("MSBL") in Luxembourg Commercial Court seeking damages in the amount of $44 million and costs. The apparent core of plaintiffs' complaint is that MSBL was responsible for providing certain net asset valuations to the Fund and performed that function in a negligent manner. On August 14, 1997, MSBL applied to the Luxembourg Commercial Court to join Barclays de Zoete Weld Incorporated ("BZW") into the proceedings in order to assert a claim for indemnity against BZW in the event that MSBL is held liable. On November 15, 1998, the hearing for both matters was adjourned to November 24-25, 1999.

  On March 11, 1998, The Growth Fund, which was a sub fund of the Fund, and 14 investors in The Growth Fund (12 of whom are also plaintiffs in the Luxembourg litigation against MSBL) brought an action against Morgan Stanley & Co. International Limited ("MSIL") in New York Supreme Court, New York County. The complaint asserts purported claims for fraud, aiding and abetting fraud, negligent misrepresentation and violation of a duty of good faith and fair dealing and seeks compensatory damages of approximately $7.25 million, punitive damages, interest, costs, expenses and attorneys' fees. Plaintiffs assert that MSIL induced them to enter into margin loans for the purpose of investing in another sub fund of the Fund at a time when MSIL knew that MSBL was not complying with its purported duty to monitor the Fund and the Fund's manager was fraudulently inflating the value of certain of its assets, which resulted in the investors' reliance on false net asset values in making and continuing their investments in the Fund. The action was removed to the U.S. District Court for the Southern District of New York but thereafter remanded to state court. On July 2, 1998, MSIL filed a motion to dismiss the action.

  IV. In re Merrill Lynch, et al. Securities Litigation. On January 19, 1995, a putative class action was filed in the U.S. District Court for the District of New Jersey on behalf of all persons who placed market orders to purchase or sell securities listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") with DWR between November 4, 1992 and November 4, 1994. The complaint, consolidated with another action against other brokerage firms, seeks unspecified damages and alleges that DWR failed to provide best execution of customer market orders for NASDAQ securities. The complaint asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder and state law claims for breach of fiduciary duty and unjust enrichment. On December 15, 1995, the court granted summary judgment in favor of DWR and, on June 19, 1997, a three judge panel of the Third Circuit Court of Appeals affirmed. On January 30, 1998, the full Court of Appeals, sitting en banc, reversed and remanded the action to district court for further proceedings. On April 30, 1998, a petition for certiorari in the U.S. Supreme Court was filed by the defendants. On June 12, 1998, the plaintiffs filed a motion for leave to file an amended complaint to extend the end date for the class period from November 4, 1994 to August 28, 1996 and to name new class representatives. On July 21, 1998, the Magistrate granted the plaintiffs' motion to file an amended complaint. Defendants have appealed that ruling to the district court judge. On October 5, 1998, the U.S. Supreme Court denied the petition for certiorari.

  V. Penalty Bid Litigation. On or about August 21, 1998, a purported class action complaint, Friedman, et al. v. Salomon Smith Barney, et al., was filed in the U.S. District Court for the Southern District of New York against the Company and nine other underwriters of securities. An amended complaint dated February 15, 1999, was filed against the Company and 16 other underwriters of securities. The amended plaintiff class purports to consist of all retail brokerage customers who purchased securities in public offerings from defendants and their alleged co-conspirators at artificially inflated prices. The amended complaint alleges that defendants and their co-conspirators engaged in anti-competitive activity with respect to the distribution of securities in public offerings by agreeing (i) to discourage retail customers from "flipping" or selling shares purchased in public offerings prior to the expiration of a purported "Retail Restricted Period" (a period alleged to have been arbitrarily set by the syndicate manager during which restraints on retail accounts are imposed), and/or (ii) to penalize retail customers who "flipped", and/or (iii) otherwise to prevent retail customers from "flipping". The amended complaint also alleges that similar restraints were not imposed on institutional purchasers of shares in public offerings. The amended complaint alleges violations of Section 1 of the Sherman Act and breach of fiduciary duty, and seeks compensatory, treble and punitive damages in unspecified amounts, injunctive relief, costs and expenses, including attorneys', accountants' and experts' fees.

  Another purported class action, captioned Myers v. Merrill Lynch & Co., Inc. et al., was filed on or about August 17, 1998 in California Superior Court, San Francisco County, against Merrill Lynch & Co., Inc., Paine Webber Group Incorporated, the Company, Travelers Group Inc., Legg Mason Inc., H.J. Meyers & Co., Inc. and The Bear Stearns Companies Inc. The complaint alleges that defendants sold the stock of public companies to investors in public offerings without disclosing the existence of restrictions on "flipping" and serious conflicts of interest with investors resulting from financial and other penalties imposed on brokers and clients for "flipping." The complaint also alleges that similar restrictions were not imposed on larger institutional purchasers of stock in those offerings. The complaint asserts claims for unfair competition and false advertising under various sections of the California Business and Professions Code, negligent misrepresentations under the Civil Code and unfair, fraudulent and unlawful business practices under the Business Code. The complaint seeks injunctive relief and an award of costs and expenses, including attorneys' and experts' fees. On September 15, 1998, the action was removed to the U.S. District Court for the Northern District of California. On October 30, 1998, defendants filed a motion to dismiss the complaint.

  VI. IPO Fee Litigation. On or about November 3, 1998, a purported class action complaint, Gillet v. Goldman, Sachs & Co., et al., was filed in the U.S. District Court for the Southern District of New York against the Company and 26 other underwriters of initial public offering ("IPO") securities. The complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell IPO securities of U.S. companies by invariably setting the underwriters' spread at 7% in issuances of $20 to $80 million in violation of the federal antitrust laws, particularly Sections 4 and 16 of the Clayton Act and Section 1 of the Sherman Act. The complaint seeks treble damages and injunctive relief, as well as reasonable attorneys' fees and costs. On November 23, 1998 and December 2, 1998, two other substantially similar class action complaints, captioned Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al. were filed in the U.S. District Court for the Southern District of New York against the same underwriter defendants.

  VII. Nenni, et al. v. Dean Witter Reynolds Inc. In December 1998, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts against DWR, Morgan Stanley Dean Witter Distributors Inc. and the Company. The complaint, filed on behalf of all purchasers of certain of the Company's mutual funds subject to a contingent deferred sales charge (the "Mutual Funds"), alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, in that the Mutual Funds' prospectuses and registration statements allegedly omitted certain disclosures concerning the transferability of the Mutual Funds to brokerage accounts outside of DWR. The complaint seeks unspecified compensatory and punitive damages, declaratory and injunctive relief, attorneys' fees, interest and costs.

  VIII. Other. In addition to the matters described above, the Company, including MS&Co. and DWR, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including MS&Co. and DWR, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies.

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

  (b) The following matter was terminated subsequent to November 30, 1998:

  In re: Certain Market-Making Activities on the NASDAQ. On January 11, 1999, the SEC brought an action against 28 NASDAQ market makers, including DWR and MS&Co., and 51 individuals, including one current and one former trader employed by MS&Co., for certain conduct during 1994. The core of the charges against DWR and MS&Co. concerns improper or undisclosed coordination of price quotes with other broker-dealers and related reporting, record-keeping and supervisory deficiencies in violation of Sections 15(b)(4)(E), 15(c)(1) and
(2) and 17(a) of the Exchange Act and Rules 15c1-2, 15c2-7 and 17a-3 promulgated thereunder. Without admitting or denying the charges, DWR consented to the entry of a cease and desist order and to the payment of a civil penalty of $185,000 and disgorgement of $2,311, and MS&Co. consented to the entry of a cease and desist order and to the payment of a civil penalty of $350,000, disgorgement of $4,170 and to submit certain of its procedures to an independent consultant for review. In addition, one current and one former trader employed by MS&Co. accepted suspensions of less than two months each and were fined $25,000 and $30,000, respectively.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning executive officers of the Company as of February 23, 1999.

        Name and Age               Present Title and Principal Occupation
        ------------               --------------------------------------
 Philip J. Purcell, 55..... Chairman of the Board of Directors and Chief
                            Executive Officer of the Company since the Merger.
                            Mr. Purcell was the Chairman of the Board of
                            Directors and Chief Executive Officer of Dean
                            Witter Discover from 1986 until the Merger. He is a
                            trustee or director of approximately 90 registered
                            investment companies for which MSDW Advisors serves
                            as investment manager or investment adviser.
 John J. Mack, 54.......... President, Chief Operating Officer and Director of
                            the Company since the Merger. Mr. Mack was the
                            President of Morgan Stanley from June 1993 until
                            the Merger. From March 1992 until the Merger, he
                            was also Chairman of Morgan Stanley's Operating
                            Committee. Mr. Mack was a Director and a Managing
                            Director of Morgan Stanley from December 1987 until
                            the Merger.
 Christine A. Edwards, 46.. Executive Vice President, Chief Legal Officer and
                            Secretary of the Company since the Merger. Mrs.
                            Edwards was Executive Vice President, General
                            Counsel and Secretary of Dean Witter Discover from
                            January 1991 until the Merger. She served as a
                            Director of Dean Witter Discover until February
                            1993.
 John H. Schaefer, 47...... Executive Vice President and Chief Strategic and
                            Administrative Officer of the Company since June
                            1998. Mr. Schaefer was head of Corporate and
                            Strategic Planning for the Company from the Merger
                            until May 1998. Mr. Schaefer was Executive Vice
                            President and Director of Corporate Finance for
                            Dean Witter Discover from 1991 until the Merger.
 Robert G. Scott, 53....... Executive Vice President and Chief Financial
                            Officer of the Company since the Merger. Mr. Scott
                            has been a Managing Director of MS&Co. since 1979.
                            He was the head of Investment Banking for MS&Co.
                            from 1994 to 1996. Mr. Scott was the head of
                            Worldwide Corporate Finance for MS&Co. from 1992 to
                            1994 and was the head of Worldwide Capital Market
                            Services for MS&Co. from 1985 until 1992.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal periods, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal periods is set forth under the caption "Quarterly Results" on page 88 of the Registrant's 1998 Annual Report to Shareholders and such information is incorporated by reference herein.

Item 6. Selected Financial Data

  Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth under the same caption on page 6 of the 1998 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 54 to 88 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 23 to 47 of the 1998 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 54 to 88 of such Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is contained on pages 47 through 52 of the 1998 Annual Report to Shareholders under the caption "Risk Management" and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

  The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and Independent Auditors' Report thereon, are contained in the 1998 Annual Report to Shareholders on pages 53 to 88, and such information is incorporated by reference herein, including the information appearing under the caption "Quarterly Results" on page 88 of such Annual Report.

  The Combined Financial Statements for the years ended December 31, 1998 and 1997 of the Morgan Stanley U.K. Group Profit Sharing Scheme and Plan, together with the Notes thereon and the Report of Independent Chartered Accountants, appear as Exhibit 99.1.

  The report of Ernst & Young LLP, independent auditors, on the consolidated statement of financial condition of Morgan Stanley as of November 30, 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the fiscal years ended November 30, 1996 and 1995, appears as Exhibit 99.2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information relating to Directors and Nominees of the Registrant is set forth under the caption "Election of Directors" on pages 4 to 6 of the Proxy Statement of the Registrant for its 1999 Annual Meeting of Stockholders and is incorporated by reference herein. Also incorporated by reference herein is the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears on page 21 of the Proxy Statement.

Item 11. Executive Compensation

  Information relating to executive compensation is set forth under the captions "Director Compensation" on page 7 and "Compensation of Executive Officers" (excluding the information under the subheadings "Report of the Compensation Committees on Executive Compensation" and "Stock Performance Graph") on pages 10 to 22 of the Proxy Statement of the Registrant for its 1999 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock Ownership of Management" and "Principal Stockholders" on pages 8 and 9, respectively, of the Proxy Statement of the Registrant for its 1999 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is set forth under the caption "Interest of Management in Certain Transactions" on pages 21 and 22 of the Proxy Statement of the Registrant for its 1999 Annual Meeting of Stockholders and such information is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) Documents filed as part of this Report:

1.Financial Statements

The financial statements required to be filed hereunder are listed on page S-1 hereof.

2.Financial Statement Schedules

The financial statement schedules required to be filed hereunder are listed on page S-1 hereof.

3.Exhibits

An exhibit index has been filed as part of this report on page E-1 hereto and is incorporated herein by reference.

(b) A Current Report on Form 8-K, dated September 1, 1998, was filed with the Securities and Exchange Commission in connection with the impact of market conditions on the Company's consolidated net income for the third fiscal quarter.

   A Current Report on Form 8-K, dated September 24, 1998, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's third fiscal quarter financial results.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 1999.

                                          Morgan Stanley Dean Witter & Co.
                                           (Registrant)

                                              By /s/ Philip J. Purcell
                                          _____________________________________
                                                    Philip J. Purcell
                                             Chairman of the Board and Chief
                                                    Executive Officer

                               POWER OF ATTORNEY

  We, the undersigned directors and executive officers of Morgan Stanley Dean Witter & Co., hereby severally constitute Christine A. Edwards, Robert G. Scott and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 1999.

                 Signature                                     Title
                 ---------                                     -----

         /s/ Philip J. Purcell              Chairman of the Board and Chief Executive
___________________________________________ Officer
            (Philip J. Purcell)

            /s/ John J. Mack                President, Chief Operating Officer and
___________________________________________ Director
              (John J. Mack)

        /s/ Thomas C. Schneider             Executive Vice President and Director
___________________________________________
           (Thomas C. Schneider)

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

          /s/ Robert P. Bauman                               Director
___________________________________________
            (Robert P. Bauman)

         /s/ Edward A. Brennan                               Director
___________________________________________
            (Edward A. Brennan)

           /s/ Diana D. Brooks                               Director
___________________________________________
             (Diana D. Brooks)

          /s/ Daniel B. Burke                                Director
___________________________________________
             (Daniel B. Burke)

          /s/ C. Robert Kidder                               Director
___________________________________________
             (C. Robert Kidder)

          /s/ Charles F. Knight                              Director
___________________________________________
             (Charles F. Knight)

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

                        Morgan Stanley Dean Witter & Co.

                         Index to Financial Statements
                       and Financial Statement Schedules
                        Items (14)(a)(1) and (14)(a)(2)

                                                                  Page
                                                         -----------------------
                                                         Form 10-K Annual Report
                                                         --------- -------------
Financial Statements
--------------------
Independent Auditors' Report...........................                  53
Consolidated Statements of Financial Condition at
 November 30, 1998 and November 30, 1997...............                  54
Consolidated Statements of Income for Fiscal 1998, 1997
 and 1996..............................................                  56
Consolidated Statements of Cash Flows for Fiscal 1998,
 1997 and 1996.........................................                  57
Consolidated Statements of Changes in Shareholders'
 Equity for Fiscal 1998, 1997 and 1996.................                  58
Notes to Consolidated Financial Statements.............                  60
Financial Statement Schedules
-----------------------------
Schedule I--Condensed Financial Information of Morgan
 Stanley Dean Witter & Co. (Parent Company Only)--at
 November 30, 1998 and November 30, 1997 and for each
 of the Three Fiscal Years in the Period Ended November
 30, 1998..............................................  S-2--S-5

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                    (dollars in millions, except share data)

                                                      November 30, November 30,
                                                          1998         1997
                                                      ------------ ------------
Assets:
  Cash and cash equivalents..........................   $ 5,652      $   145
  Financial instruments owned........................       451          632
  Advances to subsidiaries...........................    43,686       44,047
  Investment in subsidiaries, at equity..............    14,484       12,650
  Other assets.......................................     2,202        1,383
                                                        -------      -------
    Total assets.....................................   $66,475      $58,857
                                                        =======      =======
Liabilities and Shareholders' Equity:
  Short-term borrowings..............................   $21,359      $16,745
  Payables to subsidiaries...........................     6,341        4,433
  Other liabilities and accrued expenses.............       579          853
  Long-term borrowings...............................    24,077       22,870
                                                        -------      -------
                                                         52,356       44,901
                                                        -------      -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock....................................       674          876
  Common stock ($0.01 par value; 1,750,000,000 shares
   authorized, 605,842,952 and 602,829,994 shares
   issued, 565,670,808 and 594,708,971 shares
   outstanding at November 30, 1998 and November 30,
   1997).............................................         6            6
  Paid-in capital....................................     3,746        3,727
  Retained earnings..................................    12,080        9,330
  Employee stock trust...............................     1,913        1,681
  Cumulative translation adjustments.................       (12)         (9)
                                                        -------      -------
    Subtotal.........................................    18,407       15,611
  Note receivable related to sale of preferred stock
   to ESOP...........................................       (60)         (68)
  Common stock held in treasury, at cost ($0.01 par
   value, 40,172,144 and 8,121,023 shares at November
   30, 1998 and November 30, 1997)...................    (2,702)        (250)
  Common stock issued to employee trust..............    (1,526)      (1,337)
                                                        -------      -------
    Total shareholders' equity.......................    14,119       13,956
                                                        -------      -------
  Total liabilities and shareholders' equity.........   $66,475      $58,857
                                                        =======      =======

                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                         Condensed Statements of Income
                             (dollars in millions)

                                            Fiscal 1998 Fiscal 1997 Fiscal 1996
                                            ----------- ----------- -----------
Revenues:
  Interest and dividends...................   $3,098      $4,531      $3,751
  Principal transactions...................       60           6         (64)
  Fiduciary fees...........................       16          23          21
  Other....................................       (1)          1           5
                                              ------      ------      ------
    Total revenues.........................    3,173       4,561       3,713
                                              ------      ------      ------
Expenses:
  Interest expense.........................    2,976       4,403       3,624
  Non-interest expenses....................        9          70           5
                                              ------      ------      ------
    Total expenses.........................    2,985       4,473       3,629
                                              ------      ------      ------
  Income before provision for income taxes
   and equity in earnings of subsidiaries..      188          88          84
  Provision for income taxes...............       70          44          24
                                              ------      ------      ------
  Income before equity in earnings of sub-
   sidiaries...............................      118          44          60
  Equity in earnings of subsidiaries, net
   of tax..................................    3,158       2,542       1,920
                                              ------      ------      ------
  Net income...............................   $3,276      $2,586      $1,980
                                              ======      ======      ======
  Preferred stock dividend requirements....   $   55      $   66      $   66
                                              ======      ======      ======
  Earnings applicable to common shares.....   $3,221      $2,520      $1,914
                                              ======      ======      ======


                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I
                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                            Fiscal 1998 Fiscal 1997 Fiscal 1996
                                            ----------- ----------- -----------
Cash flows from operating activities:
  Net income...............................   $ 3,276     $ 2,586    $  1,980
  Adjustments to reconcile net income to
   net cash
   provided by operating activities:
    Non-cash charges (credits) included in
     net income:
      Compensation payable in common or
       preferred stock.....................       334         374         513
      Equity in subsidiaries' earnings, net
       of dividends........................    (1,300)     (1,504)       (864)
    Change in assets and liabilities:
      Financial instruments owned..........       (37)         69        (157)
      Other assets.........................      (589)       (724)       (335)
      Other liabilities and accrued
       expenses............................      (161)        336         113
                                              -------     -------    --------
  Net cash provided by operating
   activities..............................     1,523       1,137       1,250
                                              -------     -------    --------
Cash flows from investing activities:
  Investments in and advances to
   subsidiaries, at equity.................     1,605       1,402     (11,526)
  Purchase of Miller Anderson & Sherrerd,
   LLP, net of cash acquired...............       --          --         (200)
  Purchase of Van Kampen American Capital,
   Inc., net of cash acquired..............       --          --         (986)
                                              -------     -------    --------
Net cash provided by (used for) investing
 activities................................     1,605       1,402     (12,712)
                                              -------     -------    --------
Cash flows from financing activities:
  Net proceeds from (payments for) short-
   term borrowings.........................     4,614      (3,779)      6,369
  Net proceeds from:
    Issuance of common stock...............       186         194         156
    Issuance of cumulative preferred
     stock.................................       --          --          540
    Issuance of long-term borrowings.......     8,167       6,115       8,561
  Payments for:
    Repurchases of common stock............    (2,925)       (124)     (1,133)
    Repayments of long-term borrowings.....    (6,944)     (3,912)     (2,629)
    Redemption of cumulative preferred
     stock.................................      (200)       (345)       (138)
    Cash dividends.........................      (519)       (416)       (313)
                                              -------     -------    --------
  Net cash provided by (used for) financing
   activities..............................     2,379      (2,267)     11,413
                                              -------     -------    --------
  Dean Witter, Discover & Co.'s (Parent
   Company Only) net cash activity for the
   month of December 1996..................       --         (139)        --
                                              -------     -------    --------
  Net increase (decrease) in cash and cash
   equivalents.............................     5,507         133         (49)
  Cash and cash equivalents, at beginning
   of period...............................       145          12          61
                                              -------     -------    --------
  Cash and cash equivalents, at end of
   period..................................   $ 5,652     $   145    $     12
                                              =======     =======    ========

                  See Notes to Condensed Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 The Merger

  On May 31, 1997, Morgan Stanley Group Inc. ("Morgan Stanley") was merged with and into Dean Witter, Discover & Co. ("Dean Witter Discover") (the "Merger"). At that time, Dean Witter Discover changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). In conjunction with the Merger, MSDWD issued 260,861,078 shares of its common stock, as each share of Morgan Stanley common stock then outstanding was converted into 1.65 shares of MSDWD's common stock. In addition, each share of Morgan Stanley preferred stock was converted into one share of a corresponding series of preferred stock of MSDWD. The Merger was treated as a tax-free exchange.

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

  The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto found on pages 54 to 88 of the Company's Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

  Prior to the consummation of the Merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the Merger, the Company adopted a fiscal year-end of November
30. In recording the pooling of interests combination, Dean Witter Discover's financial statements for the year ended December 31, 1996 were combined with Morgan Stanley's financial statements for the fiscal year ended November 30, 1996 (on a combined basis, "fiscal 1996"). The Company's results for the twelve months ended November 30, 1998 ("fiscal 1998") and November 30, 1997 ("fiscal 1997") reflect the change in fiscal year-end. Fiscal 1997 includes the results of Dean Witter Discover that were restated to conform with the new fiscal year-end date. The Company's results of operations for fiscal 1997 and fiscal 1996 include the month of December 1996 for Dean Witter Discover.

2. Transactions with Subsidiaries

  The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its subsidiaries.

  The Company received cash dividends from its consolidated subsidiaries totaling $1,858 million, $1,088 million and $1,056 million in fiscal 1998, 1997 and 1996, respectively.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

  We have audited the consolidated financial statements of Morgan Stanley Dean Witter & Co. and subsidiaries as of fiscal years ended November 30, 1998 and 1997, and for each of the three fiscal years in the period ended November 30, 1998, and have issued our report thereon dated January 22, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements give retroactive effect to the merger of Morgan Stanley Group Inc. and Dean Witter, Discover & Co., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the condensed financial statement schedules of Morgan Stanley Group Inc. (Parent Company Only) for the fiscal year ended November 30, 1996, which statements reflect total revenues of $2,997 million for the fiscal year then ended. Those financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Morgan Stanley Group Inc. (Parent Company Only) for such period, is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, the condensed financial statement schedules for Morgan Stanley Dean Witter & Co. (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 22, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                  For the fiscal year ended November 30, 1998
                          Commission File No. 1-11758

                        Morgan Stanley Dean Witter & Co.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Registrant or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by the Registrant or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. The Exchange Act file number of the Company is 1-11758. Prior to the Merger, the Exchange Act file number of Morgan Stanley Group Inc. ("Morgan Stanley") was 1-9085.

                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                         Description                            Pages
 -------                       -----------                         ------------
  3.1*   Amended and Restated Certificate of Incorporation of
         the Company, as amended to date.

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

  4.10   Fourth Supplemental Senior Indenture dated as of March
         1, 1998 between the Company and The Chase Manhattan
         Bank (as successor to Chemical Bank), as trustee
         (Exhibit 4-i to the Company's Registration Statement on
         Form S-3 (No. 333-46935)).

  4.11 Subordinated Indenture dated as of April 15, 1989 between the Company and The First National Bank of
         Chicago, as trustee (Exhibit 4.10 to Morgan Stanley's
         Annual Report on Form 10-K for the fiscal year ended
         January 31, 1993).

  4.12   First Supplemental Subordinated Indenture dated as of
         May 15, 1991 between the Company and The First National
         Bank of Chicago, as trustee (Exhibit 4.11 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                         Description                            Pages
 -------                       -----------                         ------------
   4.13  Second Supplemental Subordinated Indenture dated as of
         April 15, 1996 between the Company and The First
         National Bank of Chicago, as trustee (Exhibit 4-c to
         Morgan Stanley's Current Report on Form 8-K dated May
         6, 1996).

   4.14  Third Supplemental Subordinated Indenture dated as of
         June 1, 1997 between the Company and The First National
         Bank of Chicago, as trustee (Exhibit 4-l to the Company's Registration Statement on Form S-3 (No. 333-
         27919)).

   4.15  Fourth Supplemental Subordinated Indenture dated as of
         March 1, 1998 between the Company and The First
         National Bank of Chicago, as trustee (Exhibit 4-n to the Company's Registration Statement on Form S-3 (No.
         333-46935)).

   4.16 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, the Company, as guarantor, and The Chase Manhattan Bank (as successor to Chemical Bank), as trustee (Exhibit 4.1 to Morgan
         Stanley's Current Report on Form 8-K dated November 19,
         1993).

   4.17  First Supplemental Subordinated Indenture dated as of
         June 1, 1997 among Morgan Stanley Finance plc, the
         Company, as guarantor, and The Chase Manhattan Bank, as trustee (Exhibit 4-f to the Company's Registration
         Statement on Form S-3 (No. 333-27881)).

   4.18  Voting Agreement dated March 5, 1991 among the Company,
         State Street Bank and Trust Company and Other Persons
         Signing Similar Voting Agreements (Exhibit 4.14 to
         Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

   4.19  Instruments defining the Rights of Security Holders,
         Including Indentures--Except as set forth in Exhibits
         4.1 through 4.18 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of regulation S-K. The
         Company hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

  10.1 Amended Agreement for Systems Operations Services dated as of January 1, 1996 by and between the Company and Advantis, a New York general partnership (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; confidential treatment has been granted for portions of this exhibit).

  10.2 Form of Pooling and Servicing Agreement used in connection with the Discover Card Trust 1993B (Exhibit
         4.2 to the Company's Registration Statement on Form S-1
         (No. 33-57302)).

  10.3   Pooling and Servicing Agreement dated as of October 1,
         1993 between Greenwood Trust Company as master servicer, servicer and seller and U.S. Bank National
         Association (formerly First Bank National Association, successor trustee to Bank of America Illinois, formerly, Continental Bank, National Association), as trustee (Exhibit 4.1 to the Discover Card Master Trust
         I Registration Statement on Form S-1 (No. 33-71502)).

  10.4 First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association (formerly First Bank
         National Association, successor trustee to Bank of America Illinois, formerly, Continental Bank, National
         Association), as trustee (Exhibit 4.4 to the Discover
         Card Master Trust I Current Report on Form 8-K dated
         August 1, 1995).


                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                         Description                            Pages
 -------                       -----------                         ------------
 10.5    Second Amendment to Pooling and Servicing Agreement
         dated as of February 29, 1996 between Greenwood Trust
         Company, as master servicer, servicer and seller and
         U.S. Bank National Association (formerly First Bank
         National Association, successor trustee to Bank of
         America Illinois, formerly, Continental Bank, National
         Association), as trustee (Exhibit 4.4 to the Discover
         Card Master Trust I Current Report on Form 8-K dated
         April 30, 1996).

 10.6 Third Amendment to Pooling and Servicing Agreement dated as of March 30, 1998 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association (formerly First Bank
         National Association, successor trustee to Bank of America Illinois, formerly, Continental Bank, National
         Association), as trustee (Exhibit 4.1(d) to the Discover Card Master Trust I Registration Statement on
         Form 8-A dated April 9, 1998).

 10.7 Fourth Amendment to Pooling and Servicing Agreement dated as of November 30, 1998 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association (formerly First Bank
         National Association, successor trustee to Bank of America Illinois, formerly, Continental Bank, National
         Association), as trustee (Exhibit 4.1 to the Discover
         Card Master Trust I Current Report on Form 8-K dated
         November 30, 1998).
 10.8 Trust Agreement dated March 5, 1991 between the Company and State Street Bank and Trust Company (Exhibit 10.15 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.9 First Amendment to Trust Agreement dated April 3, 1996 between the Company and State Street Bank and Trust
         Company (Exhibit 10.14 to Morgan Stanley's Annual
         Report on Form 10-K for the fiscal year ended November
         30, 1996).

 10.10   Amended and Restated Trust Agreement of MSDWD Capital
         Trust I dated as of March 12, 1998 among the Company, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware) as Delaware trustee, and the administrators named thereon (Exhibit
         4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

 10.11+  Dean Witter Reynolds Inc. Supplemental Pension Plan
         (formerly known as the Dean Witter Reynolds Financial
         Services Inc. Supplemental Pension Plan for Executives)
         (amended and restated as of December 14, 1993) (Exhibit
         10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.12+  Omnibus Equity Incentive Plan (Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.13+  Employees Replacement Stock Plan (Exhibit 4.2 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.14+  Amendment to the Employees Replacement Stock Plan
         (adopted June 18, 1993) (Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated November 18, 1993).

 10.15+  Dean Witter START Plan (Saving Today Affords Retirement
         Tomorrow) (amended and restated) (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1996).

 10.16+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.11 to the
         Company's Annual Report on Form 10-K for the year ended
         November 30, 1997).

                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                         Description                            Pages
 -------                       -----------                         ------------

 10.17+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

 10.18+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

 10.19*+ Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (adopted November 3,
         1998).

 10.20+  1993 Stock Plan for Non-Employee Directors (Exhibit 4.3
         to the Company's Registration Statement on Form S-8
         (No. 33-63024)).

 10.21+  Amendment to the 1993 Stock Plan for Non-Employee
         Directors (Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.22+ Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

 10.23+  1994 Omnibus Equity Plan (Exhibit 10.52 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1993).

 10.24+ Tax Deferred Equity Participation Plan (amended and restated as of June 26, 1998) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

 10.25+  Key Executive Employment Plan, as amended April 19,
         1996 (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996).

 10.26+  Directors' Equity Capital Accumulation Plan (Exhibit
         10.19 to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).

 10.27+ Employees Equity Accumulation Plan (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.28*+ Employee Stock Purchase Plan, as amended to date.

 10.29+  Form of Agreement under the Morgan Stanley & Co.
         Incorporated Owners' and Select Earners' Plan (Exhibit
         10.1 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.30+  Form of Agreement under the Officers' and Select
         Earners' Plan (Exhibit 10.2 to Morgan Stanley's Annual
         Report on Form 10-K for the fiscal year ended January
         31, 1993).

 10.31*+ Morgan Stanley & Co. Incorporated Excess Benefit Plan, as amended.

 10.32*+ Supplemental Executive Retirement Plan, as amended.

 10.33+  Performance Unit Plan (amended and restated) (Exhibit
         10.8 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.34+  1988 Equity Incentive Compensation Plan, as amended
         (Exhibit 10.12 to Morgan Stanley's Annual Report on
         Form 10-K for the fiscal year ended January 31, 1993).

 10.35+  1995 Equity Incentive Compensation Plan (Annex A to
         Morgan Stanley's Proxy Statement for its 1996 Annual
         Meeting of Stockholders).

 10.36+  1988 Capital Accumulation Plan, as amended (Exhibit
         10.13 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

                                                                   Sequentially
 Exhibit                                                             Numbered
   No.                         Description                            Pages
 -------                       -----------                         ------------

 10.37+  Form of Deferred Compensation Agreement under the Pre-
         Tax Incentive Program (Exhibit 10.12 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

 10.38+  Form of Deferred Compensation Agreement under the Pre-
         Tax Incentive Program 2 (Exhibit 10.12 to Morgan
         Stanley's Annual Report for the fiscal year ended
         November 30, 1996).

 10.39+  Trust Deed and Rules of the Morgan Stanley
         International Profit Sharing Scheme dated November 12,
         1987 of the Company, Morgan Stanley International and
         Noble Lowndes Settlement Trustees Limited (Exhibit
         10.11 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.40*+ Trust Deed and Rules of the Morgan Stanley UK Group
         Profit Sharing Plan dated November 3, 1997 of the
         Company, Morgan Stanley UK Group, Morgan Stanley
         International Incorporated and Noble Lowndes Settlement
         Trustees Limited.

 10.41*+ Amendment to Trust Deed and Rules of Morgan Stanley UK
         Group Profit Sharing Plan (adopted September 25, 1998).

 10.42*+ Amendments to the Rules of the Morgan Stanley UK Group
         Profit Sharing Plan (adopted October 30, 1998).

 10.43 Amended and Restated Agreement and Plan of Merger dated as of April 10, 1997 (Annex I to the Joint Proxy
         Statement/Prospectus included as part of the Company's
         Registration Statement on Form S-4 (No. 333-25003)).

 11*     Statement Re: Computation of Earnings Per Common Share.

 12*     Statement Re: Computation of Ratio of Earnings to Fixed
         Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

 13*     The following portions of the Company's 1998 Annual
         Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

         13.1 "Quarterly Results" (page 88).

         13.2 "Selected Financial Data" (page 6).

         13.3 "Management's Discussion and Analysis of Financial
            Condition and Results of Operations" (pages 23 to
            47).

         13.4 "Risk Management" (pages 47 to 52).

         13.5 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Independent Auditor's Report thereon
            (pages 53 to 88).

 21*     Subsidiaries of the Company.

 23.1*   Consent of Deloitte & Touche LLP.

 23.2*   Consent of Ernst & Young LLP.

 23.3*   Consent of Deloitte & Touche LLP with respect to the
         Combined Financial Statements for the fiscal year ended
         December 31, 1998 for the Morgan Stanley U.K. Group
         Profit Sharing Scheme and Plan.

 24      Powers of Attorney (included on signature page).


                                                                  Sequentially
 Exhibit                                                            Numbered
   No.                         Description                           Pages
 -------                       -----------                        ------------
  27*    Financial Data Schedule.

  99.1*  Combined Financial Statements for the years ended
         December 31, 1998 and 1997 for the Morgan Stanley U.K.
         Group Profit Sharing Scheme and Plan.

  99.2*  Report of Ernst & Young LLP.

--------
* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                       [LOGO] Printed on Recycled Paper