Form 10-Q
period 1999-02-28
MORGAN STANLEY DEAN WITTER & CO
filed 1999-04-14
CIK 895421

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

               For the quarterly period ended February 28, 1999

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 As of March 31, 1999 there were 570,574,025 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        Quarter Ended February 28, 1999

                                                                           Page
                                                                           ----
Part I--Financial Information
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--February 28,
     1999 (unaudited) and November 30, 1998...............................   1
    Condensed Consolidated Statements of Income (unaudited)--Three Months
     Ended February 28, 1999 and 1998.....................................   2
    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three Months Ended February 28, 1999 and 1998 ..........   3
    Condensed Consolidated Statements of Cash Flows (unaudited)--Three
     Months Ended February 28, 1999 and 1998..............................   4
    Notes to Condensed Consolidated Financial Statements (unaudited)......   5
    Independent Accountants' Report.......................................  12
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  13
Part II--Other Information
  Item 1. Legal Proceedings...............................................  32
  Item 2. Changes in Securities and Use of Proceeds.......................  32
  Item 6. Exhibits and Reports on Form 8-K................................  32

                        MORGAN STANLEY DEAN WITTER & CO.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                       February 28, November 30,
                                                           1999         1998
                                                       ------------ ------------
                                                       (unaudited)
                        ASSETS
Cash and cash equivalents............................    $  6,225     $ 16,878
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $10,906 at February 28, 1999 and $7,518 at November
 30, 1998)...........................................      14,495       10,531
Financial instruments owned:
 U.S. government and agency securities...............      20,464       12,350
 Other sovereign government obligations..............      15,776       15,050
 Corporate and other debt............................      21,996       22,388
 Corporate equities..................................      14,636       14,289
 Derivative contracts................................      21,800       21,442
 Physical commodities................................         509          416
Securities purchased under agreements to resell......      74,363       79,570
Receivable for securities provided as collateral.....       6,346        4,388
Securities borrowed..................................      71,185       69,338
Receivables:
 Consumer loans (net of allowances of $777 at
  February 28, 1999 and $787 at November 30, 1998)...      14,752       15,209
 Customers, net......................................      18,358       18,785
 Brokers, dealers and clearing organizations.........       5,916        4,432
 Fees, interest and other............................       5,090        3,359
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,435 at February
 28, 1999 and $1,375 at November 30, 1998)...........       2,121        1,834
Other assets.........................................       7,746        7,331
                                                         --------     --------
Total assets.........................................    $321,778     $317,590
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....    $ 20,052     $ 28,137
Deposits.............................................       8,422        8,197
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............       8,882       11,305
 Other sovereign government obligations..............      11,781       13,899
 Corporate and other debt............................       2,763        3,093
 Corporate equities..................................      14,316       11,501
 Derivative contracts................................      20,765       21,198
 Physical commodities................................         467          348
Securities sold under agreements to repurchase.......     108,248       92,327
Obligation to return securities received as
 collateral..........................................       8,723        6,636
Securities loaned....................................      21,736       23,152
Payables:
 Customers...........................................      40,172       40,606
 Brokers, dealers and clearing organizations.........       2,447        5,244
 Interest and dividends..............................       1,816          371
Other liabilities and accrued expenses...............       7,654        8,623
Long-term borrowings.................................      27,298       27,435
                                                         --------     --------
                                                          305,542      302,072
                                                         --------     --------
Capital Units........................................         999          999
                                                         --------     --------
Preferred Securities Issued by Subsidiaries..........         400          400
                                                         --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................         673          674
 Common stock ($0.01 par value, 1,750,000,000 shares
  authorized, 605,842,952 and 605,842,952 shares
  issued, 570,589,670 and 565,670,808 shares
  outstanding at February 28, 1999 and November 30,
  1998)..............................................           6            6
 Paid-in capital.....................................       3,727        3,746
 Retained earnings...................................      12,968       12,080
 Employee stock trust................................       1,892        1,913
 Cumulative translation adjustments..................         (31)         (12)
                                                         --------     --------
 Subtotal............................................      19,235       18,407
 Note receivable related to sale of preferred stock
  to ESOP............................................         (60)         (60)
 Common stock held in treasury, at cost ($0.01 par
  value, 35,253,282 and 40,172,144 shares at February
  28, 1999 and November 30, 1998)....................      (2,446)      (2,702)
 Common stock issued to employee trust...............      (1,892)      (1,526)
                                                         --------     --------
  Total shareholders' equity.........................      14,837       14,119
                                                         --------     --------
Total liabilities and shareholders' equity...........    $321,778     $317,590
                                                         ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (dollars in millions, except share and per share data)

                                                           Three Months
                                                        Ended February 28,
                                                      -----------------------
                                                         1999        1998
                                                      ----------- -----------
                                                            (unaudited)
Revenues:
Investment banking................................... $       957 $       800
Principal transactions:
  Trading............................................       1,691         903
  Investments........................................         265          72
Commissions..........................................         665         547
Fees:
  Asset management, distribution and administration..         714         676
  Merchant and cardmember............................         341         428
  Servicing..........................................         253         171
Interest and dividends...............................       3,480       3,933
Other................................................          39          55
                                                      ----------- -----------
  Total revenues.....................................       8,405       7,585
Interest expense.....................................       2,877       3,145
Provision for consumer loan losses...................         177         405
                                                      ----------- -----------
  Net revenues.......................................       5,351       4,035
                                                      ----------- -----------
Non-interest expenses:
  Compensation and benefits..........................       2,363       1,788
  Occupancy and equipment............................         146         140
  Brokerage, clearing and exchange fees..............         114         121
  Information processing and communications..........         309         267
  Marketing and business development.................         395         294
  Professional services..............................         162         128
  Other..............................................         190         165
                                                      ----------- -----------
    Total non-interest expenses......................       3,679       2,903
                                                      ----------- -----------
Income before income taxes and cumulative effect of
 accounting change...................................       1,672       1,132
Provision for income taxes...........................         635         441
                                                      ----------- -----------
Income before cumulative effect of accounting
 change..............................................       1,037         691
Cumulative effect of accounting change...............         --         (117)
                                                      ----------- -----------
Net income........................................... $     1,037 $       574
                                                      =========== ===========
Preferred stock dividend requirements................ $        11 $        15
                                                      =========== ===========
Earnings applicable to common shares(1).............. $     1,026 $       559
                                                      =========== ===========
Basic earnings per share:
  Income before cumulative effect of accounting
   change............................................ $      1.85 $      1.15
  Cumulative effect of accounting change.............          --       (0.20)
                                                      ----------- -----------
  Net income......................................... $      1.85 $      0.95
                                                      =========== ===========
Diluted earnings per share:
  Income before cumulative effect of accounting
   change............................................ $      1.76 $      1.10
  Cumulative effect of accounting change.............         --        (0.19)
                                                      ----------- -----------
  Net income......................................... $      1.76 $      0.91
                                                      =========== ===========
Average common shares outstanding
  Basic.............................................. 553,935,578 586,751,340
                                                      =========== ===========
  Diluted............................................ 584,593,156 616,377,562
                                                      =========== ===========

--------
(1)Amounts shown are used to calculate basic earnings per common share.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                                            Three Months Ended
                                                               February 28,
                                                            ---------------------
                                                               1999       1998
                                                            ----------  ---------
                                                                (unaudited)
Net income................................................. $    1,037  $    574
Other comprehensive income, net of tax:
  Foreign currency translation adjustment..................        (19)        6
                                                            ----------  --------
Comprehensive income....................................... $    1,018  $    580
                                                            ==========  ========





            See Notes to Condensed Consolidated Financial Statements

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                             Three Months
                                                          Ended February 28,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                              (unaudited)
Cash flows from operating activities
  Net income............................................. $   1,037  $     574
  Adjustments to reconcile net income to net cash used
   for operating activities:
    Cumulative effect of accounting change...............       --         117
    Other non-cash charges included in net income........       355        552
    Changes in assets and liabilities:
      Cash and securities deposited with clearing
       organizations or segregated under federal and
       other regulations.................................    (3,964)     1,839
      Financial instruments owned, net of financial
       instruments sold, not yet purchased...............   (11,549)   (11,473)
      Securities borrowed, net of securities loaned......    (3,263)      (629)
      Receivables and other assets.......................    (3,274)    (5,272)
      Payables and other liabilities.....................    (2,750)        61
                                                          ---------  ---------
Net cash used for operating activities...................   (23,408)   (14,231)
                                                          ---------  ---------

Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities....................................      (357)       (85)
    Net principal disbursed on consumer loans............      (298)      (693)
    Sales of consumer loans..............................       525        368
                                                          ---------  ---------
Net cash used for investing activities...................      (130)      (410)
                                                          ---------  ---------

Cash flows from financing activities
  Net (payments) proceeds related to short-term
   borrowings............................................    (8,110)     6,022
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell.......    21,128      5,194
  Deposits...............................................       225        206
  Proceeds from:
    Issuance of common stock.............................        64         64
    Issuance of long-term borrowings.....................     3,056      2,917
  Payments for:
    Repurchases of common stock..........................      (272)       (27)
    Repayments of long-term borrowings...................    (3,060)    (1,658)
    Cash dividends.......................................      (146)      (134)
                                                          ---------  ---------
Net cash provided by financing activities................    12,885     12,584
                                                          ---------  ---------
Net decrease in cash and cash equivalents................   (10,653)    (2,057)
Cash and cash equivalents, at beginning of period........    16,878      8,255
                                                          ---------  ---------
Cash and cash equivalents, at end of period.............. $   6,225     $6,198
                                                          =========  =========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 The Company

  The condensed consolidated financial statements include the accounts of Morgan Stanley Dean Witter & Co. and its U.S. and international subsidiaries (the "Company"), including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Dean Witter Reynolds Inc. ("DWR"), Morgan Stanley Dean Witter Advisors Inc. and NOVUS Credit Services Inc.

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit and transaction services nationally. Its Securities and Asset Management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; private equity and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; and securities lending. The Company's Credit and Transaction Services businesses include the issuance of the Discover(R) Card and other proprietary general purpose credit cards, the operation of the Discover/Novus(R) Network, a proprietary network of merchant and cash access locations, and direct-marketed activities such as the on-line securities services offered by Discover Brokerage Direct, Inc. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

  The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended November 30, 1998. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

  Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the condensed consolidated statements of income as interest and dividend revenue or interest expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors

                       MORGAN STANLEY DEAN WITTER & CO.

underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

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

  The Company has entered into various contracts as hedges against specific assets, liabilities or anticipated transactions. These contracts include interest rate swaps, foreign exchange forwards and foreign currency swaps. The Company uses interest rate and currency swaps to manage the interest rate and currency exposure arising from certain borrowings and to match the refinancing characteristics of consumer loans with the borrowings that fund these loans. For contracts that are designated as hedges of the Company's assets and liabilities, gains and losses are deferred and recognized as adjustments to interest revenue or expense over the remaining life of the underlying assets or liabilities. For contracts that are hedges of asset securitizations, gains and losses are recognized as adjustments to servicing fees. Gains and losses resulting from the termination of hedge contracts prior to their stated maturity are recognized ratably over the remaining life of the instrument being hedged. The Company also uses foreign exchange forward contracts to manage the currency exposure relating to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations.

 Accounting Change

  In the fourth quarter of fiscal 1998, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), with respect to the accounting for offering costs paid by investment advisors of closed-end funds where such costs are not specifically reimbursed through separate advisory contracts. In accordance with SOP 98-5 and per an announcement by the Financial Accounting Standards Board ("FASB") staff in September 1998, such costs are to be considered start-up costs and expensed as incurred. Prior to the adoption of SOP 98-5, the Company deferred such costs and amortized them over the life of the fund. The Company recorded a charge to earnings for the cumulative effect of the accounting change as of December 1, 1997, of $117 million, net of taxes of $79 million.

 Accounting Pronouncements

  As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income.

                       MORGAN STANLEY DEAN WITTER & CO.

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

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pension and other postretirement benefit plan disclosures that are to be included in the employers' financial statements. SFAS No. 132 does not change the measurement or recognition rules for pensions and other postretirement benefit plans.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes the standards for determining an operating segment and the required financial information to be disclosed.

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     February
                                                                        28,
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
Balance, beginning of period........................................ $787  $884
Provision for loan losses...........................................  177   405
Less deductions:
  Charge-offs.......................................................  271   446
  Recoveries........................................................  (32)  (43)
                                                                     ----  ----
    Net charge-offs.................................................  239   403
                                                                     ----  ----
Other(1)............................................................   52    19
                                                                     ----  ----
Balance, end of period.............................................. $777  $905
                                                                     ====  ====

--------
(1) Primarily reflects transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $35 million in the quarter ended February 28, 1999 and $68 million in the quarter ended February 28, 1998.

  The Company received net proceeds from asset securitizations of $525 million in the quarter ended February 28, 1999 and $368 million in the quarter ended February 28, 1998. The uncollected balances of consumer loans sold through asset securitizations were $16,605 million at February 28, 1999 and $16,506 million at November 30, 1998.

3. Long-Term Borrowings

  Long-term borrowings at February 28, 1999 scheduled to mature within one year aggregated $4,146 million.

  During the three month period ended February 28, 1999 the Company issued senior notes aggregating $3,049 million, including non-U.S. dollar currency notes aggregating $587 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 5.1% at February 28, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2001, $618 million; 2002, $110 million; 2004, $2,000 million; and thereafter, $321 million. In the three month period ended February 28, 1999, $3,060 million of senior notes were repaid.

                       MORGAN STANLEY DEAN WITTER & CO.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

  Preferred stock is composed of the following issues:

                              Shares Outstanding at          Balance at
                            ------------------------- -------------------------
                            February 28, November 30, February 28, November 30,
                                1999         1998         1999         1998
                            ------------ ------------ ------------ ------------
                                                        (dollars in millions)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88........   3,559,639    3,581,964       $128         $129
Series A Fixed/Adjustable
 Rate Cumulative Preferred
 Stock, stated value
 $200.....................   1,725,000    1,725,000        345          345
7- 3/4% Cumulative
 Preferred Stock, stated
 value $200...............   1,000,000    1,000,000        200          200
                                                          ----         ----
  Total...................                                $673         $674
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

  Effective March 1, 1999, the Company and MS plc redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million.

  In fiscal 1998, MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust"), all of the common securities of which are owned by the Company, issued $400 million of 7.10% Capital Securities (the "Capital Securities") that are guaranteed by the Company. The Capital Trust issued the Capital Securities and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $3,157 million at February 28, 1999, which exceeded the amount required by $2,729 million. DWR's net capital totaled $753 million at February 28, 1999 which exceeded the amount required by $659 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At February 28, 1999, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

                       MORGAN STANLEY DEAN WITTER & CO.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                Three Months
                                                                    Ended
                                                                February 28,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
Basic EPS:
  Income before cumulative effect of accounting change......... $1,037  $  691
  Cumulative effect of accounting change.......................    --     (117)
  Preferred stock dividend requirements........................    (11)    (15)
                                                                ------  ------
  Net income available to common shareholders.................. $1,026  $  559
                                                                ======  ======
  Weighted-average common shares outstanding...................    554     587
                                                                ======  ======
  Basic EPS before cumulative effect of accounting change...... $ 1.85  $ 1.15
  Cumulative effect of accounting change.......................    --    (0.20)
                                                                ------  ------
  Basic EPS.................................................... $ 1.85  $ 0.95
                                                                ======  ======
Diluted EPS:
  Income before cumulative effect of accounting change......... $1,037  $  691
  Cumulative effect of accounting change.......................    --     (117)
  Preferred stock dividend requirements........................     (9)    (13)
                                                                ------  ------
  Net income available to common shareholders.................. $1,028  $  561
                                                                ======  ======
  Weighted-average common shares outstanding...................    554     587
  Effect of dilutive securities:
    Stock options..............................................     19      17
    ESOP convertible preferred stock...........................     12      12
                                                                ------  ------
  Weighted-average common shares outstanding and common stock
   equivalents.................................................    585     616
                                                                ======  ======
  Diluted EPS before cumulative effect of accounting change.... $ 1.76  $ 1.10
  Cumulative effect of accounting change.......................    --    (0.19)
                                                                ------  ------
  Diluted EPS.................................................. $ 1.76  $ 0.91
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

                       MORGAN STANLEY DEAN WITTER & CO.

adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's net income for such period.

  The Company had approximately $6.3 billion and $5.7 billion of letters of credit outstanding at February 28, 1999 and at November 30, 1998, respectively, to satisfy various collateral requirements.

8. Derivative Contracts

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year; swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1998, included in the Form 10-K.

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

                        MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at February 28, 1999 and November 30, 1998 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          Collateralized     Other
                                                          Non-Investment Non-Investment
                           AAA      AA      A      BBB        Grade          Grade       Total
                           ---    ------  ------  ------  -------------- -------------- -------
                                                (dollars in millions)
At February 28, 1999
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  756  $4,289  $2,944  $1,044      $  117         $  417     $ 9,567
Foreign exchange forward
 contracts and options..     132   1,782   1,586     321         --             155       3,976
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   2,249   1,564     512     169       1,355            155       6,004
Commodity forwards,
 options and swaps......      48     602     337     633          40            421       2,081
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      88      28      49       6         --               1         172
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $3,273  $8,265  $5,428  $2,173      $1,512         $1,149     $21,800
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      15%     38%     25%     10%          7%             5%        100%
                          ======  ======  ======  ======      ======         ======     =======
At November 30, 1998
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  894  $3,727  $3,694  $1,181      $   98         $  510     $10,104
Foreign exchange forward
 contracts and options..     306   1,413   1,435     337         --             263       3,754
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,995   1,105     478      61       1,364            165       5,168
Commodity forwards,
 options and swaps......      71     448     401     708          46            534       2,208
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     130      51      21       3         --               3         208
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $3,396  $6,744  $6,029  $2,290      $1,508         $1,475     $21,442
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      16%     31%     28%     11%          7%             7%        100%
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

9. Subsequent Event--Business Acquisition

  On March 25, 1999, the Company completed its acquisition of AB Asesores, the largest independent financial services firm in Spain. AB Asesores has strategic positions in personal investment, asset management, institutional research and brokerage, and investment banking.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of February 28, 1999, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended February 28, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein), included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1998; and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements based on our audit (which report includes an explanatory paragraph for a change in the method of accounting for certain offering costs of closed-end funds).

/s/ Deloitte & Touche LLP

New York, New York
April 14, 1999

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

  Morgan Stanley Dean Witter & Co. (the "Company") is a pre-eminent global financial services firm that maintains leading market positions in each of its businesses -- Securities and Asset Management and Credit and Transaction Services. The Company combines global strength in investment banking (including underwriting public offerings of securities and mergers and acquisitions advice) and institutional sales and trading with strength in providing investment and global asset management products and services and, primarily through its Discover(R) Card brand, quality consumer credit products. The Company's business also includes direct-marketed activities such as the on-line securities services offered by Discover Brokerage Direct, Inc.

Results of Operations*

 Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and economic factors. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature, including economic and market conditions; the availability of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet and the Year 2000 issue); the availability of credit; inflation; investor sentiment; and legislative and regulatory developments. Such factors may also have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and the expansion of its Discover Card brand.

  The Company's Securities and Asset Management business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into mutual funds, and the size, number and timing of transactions or client assignments (including realization of returns from the Company's private equity investments).

  In the Company's Credit and Transaction Services business, changes in economic variables may substantially affect consumer loan levels and credit quality. Such variables include the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt as a percentage of income.

  The Company's results of operations also may be materially affected by competitive factors. In addition to competition from firms traditionally engaged in the securities and asset management businesses, there has been increased competition from other sources, such as commercial banks, insurance companies, mutual fund groups, online service providers and other companies offering financial services both in the U.S. and globally. As a result of recent and pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, competition in some markets that have traditionally been dominated by investment banks and retail securities firms has increased and may continue to increase in the near future. In addition, recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations.
--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

  Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. Competitive factors also affect the Company's success in attracting and retaining clients and assets through its ability to meet investors' saving and investment needs by consistency of investment performance and accessibility to a broad array of financial products and advice. In the credit services industry, competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups and by having broad merchant acceptance.

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, managing risks in both the Securities and Asset Management and Credit and Transaction Services businesses, evaluating credit product pricing and monitoring costs will continue to affect its overall financial results. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Global Market and Economic Conditions in the Quarter Ended February 28, 1999

  Global market and economic conditions in the quarter ended February 28, 1999 were generally favorable. Conditions in many regions were significantly improved in comparison to the third and fourth quarters of fiscal 1998, during which periods of extreme volatility, low levels of liquidity and increased credit spreads created difficult conditions in many global financial markets.

  In the U.S., market conditions benefited from the overall strength of the domestic economy, which continued to exhibit positive fundamentals and a steady rate of growth. In addition, the relatively low levels of inflation and unemployment continued to persist. The performance of the U.S. economy reflected improved conditions in certain foreign markets, as well as the Federal Reserve Board's decision to lower the overnight lending rate by 0.25% on three separate occasions during the fourth quarter of fiscal 1998. The strength of the U.S. economy had a positive effect on investor confidence, which contributed to a shift in investor preferences away from less-risky U.S. Treasury securities and toward higher-yielding financial instruments. As a result, high levels of activity existed in the primary and secondary markets for equity and fixed income securities during the quarter.

  Conditions in European markets were also generally favorable during the quarter. European financial markets benefited from positive investor sentiment relating to the European Economic and Monetary Union ("EMU"). EMU commenced on January 1, 1999 when the European Central Bank assumed control of monetary policy for the 11 European Union countries participating in EMU. Since its inception, the euro has emerged as a new funding alternative for many issuers. During the quarter, three interest rate cuts by the Bank of England aggregating 1.25%, and one coordinated interest rate cut of 0.25% by the EMU member countries occurred as the result of indications of an economic slowdown in Europe, particularly in Germany. The slowing growth rates in portions of Europe is partially attributable to a decline in exports, which have been negatively impacted by the ongoing financial difficulties in Asia, Russia and Latin America.

  Market conditions in the Far East continued to be sluggish due to the ongoing economic and financial difficulties that have existed in the region since the latter half of fiscal 1997. The Japanese economy continued to suffer from its worst recession since the end of World War II, and has been adversely affected by shrinking consumer demand, declining corporate profits, rising unemployment and deflation. Although Japan's government has taken steps to mitigate these conditions, including bank bailouts, emergency loans and stimulus packages, such measures have yet to significantly improve the nation's economic performance. Market conditions were also difficult elsewhere in the Far East, as the poor economic performance of Japan continued to adversely affect the financial markets of many nations within the region.

 Results of the Company for the Quarter ended February 28, 1999 and February 28, 1998

  The Company's net income of $1,037 million in the quarter ended February 28, 1999 represented an increase of 81% as compared to the first quarter of fiscal 1998. Net income for the quarter ended February 28, 1998 included a charge of $117 million resulting from the cumulative effect of an accounting change. Excluding the impact of the cumulative effect of an accounting change, net income for the quarter ended February 28, 1999 increased 50% from the comparable prior year period. Diluted earnings per common share were $1.76 in the quarter ended February 28, 1999 as compared to $0.91 in the quarter ended February 28, 1998. Excluding the cumulative effect of an accounting change, diluted earnings per share for the quarter ended February 28, 1998 was $1.10. The Company's annualized return on common equity was 29.5% for the quarter ended February 28, 1999, as compared to 16.8% for the comparable period of fiscal 1998. Excluding the cumulative effect of an accounting change, the annualized return on common equity for the quarter ended February 28, 1998 was 20.1%.

  The increase in net income in the quarter ended February 28, 1999 from the quarter ended February 28, 1998 was primarily due to higher principal trading, principal investment, investment banking and commission revenues coupled with improved operating results from the Company's Credit and Transaction Services business. These increases were partially offset by higher incentive-based compensation and other non-interest expenses.

 Business Acquisition

  On March 25, 1999, the Company completed its acquisition of AB Asesores, the largest independent financial services firm in Spain. AB Asesores has strategic positions in personal investment, asset management, institutional research and brokerage, and investment banking. Through its 250 financial advisors, it offers its individual investors proprietary mutual funds and other financial products. At the end of 1998, it had approximately $4.4 billion of mutual fund assets under management. This acquisition reflects the Company's strategic initiative to build an international Securities and Asset Management business to serve the needs of individual investors.

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

                        Securities and Asset Management

Statements of Income (dollars in millions)

                                                             Three Months
                                                          Ended February 28,
                                                          -------------------
                                                            1999      1998
                                                          --------- ---------
                                                              (unaudited)
Revenues:
  Investment banking..................................... $     957 $     800
  Principal transactions:
    Trading..............................................     1,691       903
    Investments..........................................       229        72
  Commissions............................................       652       539
  Asset management, distribution and administration
   fees..................................................       712       676
  Interest and dividends.................................     2,919     3,150
  Other..................................................        39        53
                                                          --------- ---------
    Total revenues.......................................     7,199     6,193
  Interest expense.......................................     2,655     2,852
                                                          --------- ---------
    Net revenues.........................................     4,544     3,341
                                                          --------- ---------
Non-interest expenses:
  Compensation and benefits..............................     2,238     1,646
  Occupancy and equipment................................       133       122
  Brokerage, clearing and exchange fees..................       112       118
  Information processing and communications..............       190       147
  Marketing and business development.....................       129       111
  Professional services..................................       140       105
  Other..................................................       144       120
                                                          --------- ---------
    Total non-interest expenses..........................     3,086     2,369
                                                          --------- ---------
Income before income taxes and cumulative effect of
 accounting change                                            1,458       972
Income tax expense.......................................       556       380
                                                          --------- ---------
Income before cumulative effect of accounting change.....       902       592
Cumulative effect of accounting change ..................        --      (117)
                                                          --------- ---------
    Net income........................................... $     902 $     475
                                                          ========= =========

  Securities and Asset Management net revenues of $4,544 million in the quarter ended February 28, 1999 represented an increase of 36% from the quarter ended February 28, 1998. Securities and Asset Management net income of $902 million in the quarter ended February 28, 1999 represented an increase of 90% from the quarter ended February 28, 1998. Net income for the quarter ended February 28, 1998 included a charge of $117 million resulting from the cumulative effect of an accounting change. Excluding the cumulative effect of an accounting change, net income for the quarter ended February 28, 1999 increased 52% from the comparable prior year period. The increases were primarily attributable to higher principal trading, principal investment, investment banking and commission revenues, partially offset by higher incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 28, 1999 increased primarily due to higher revenues from merger, acquisition and restructuring activities and from equity underwritings.

  Revenues from merger, acquisition and restructuring activities increased to record levels in the quarter ended February 28, 1999. The global market for such transactions continued to be robust during the quarter, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors, as well as deregulation and privatization. The improved market conditions which existed during the quarter also contributed to the favorable environment for merger and acquisition transactions.

  Equity underwriting revenues increased significantly, as improved conditions in the global financial markets, particularly in the U.S. and Europe, contributed to a strong volume of equity offerings during the quarter. The Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Fixed income underwriting revenues in the quarter ended February 28, 1999 were comparable to the prior year period, as lower revenues from issuances of global high yield fixed income securities were partially offset by higher revenues from investment grade issuances. The decline in revenues from high yield fixed income securities was primarily attributable to lower investor demand for these instruments as compared to the prior year period. Revenues from issuances of investment grade fixed income securities benefited from the relatively low level of interest rates which allowed issuers to take advantage of lower borrowing costs. Increased stability in the global financial markets also increased investor demand for investment grade fixed income securities.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, increased 87% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998. The significant increase reflected record levels of quarterly revenues from all of the Company's trading areas: fixed income, equity, foreign exchange and commodities.

  Fixed income trading revenues increased substantially in the quarter ended February 28, 1999 from the comparable period of fiscal 1998, primarily due to higher revenues from trading in investment grade securities and fixed income derivatives. Revenues from investment grade fixed income securities were favorably affected by the improved conditions in the global financial markets, including the continued stability of the U.S. economy. Such conditions shifted investor preferences away from U.S. Treasury securities and toward credit sensitive instruments. In addition, improved liquidity in the fixed income markets reduced credit spreads and favorably affected the price relationship between credit-sensitive securities and government securities. Revenues from fixed income derivatives, including options and swaps, benefited from strong investor demand, high transaction volume and from volatility in the global fixed income markets, which resulted in increased trading opportunities.

  Equity trading revenues increased in the quarter ended February 28, 1999 as compared to the prior year period, primarily reflecting higher revenues from both cash and derivative equity products. Higher revenues from trading in equity cash products were primarily driven by strong customer trading volumes, particularly in the U.S. and Europe, as improved conditions in the global financial markets increased investor demand for equity securities. Revenues from trading equity derivatives also increased, benefiting from high levels of volatility, particularly in technology stocks in U.S. markets.

  Foreign exchange trading revenues increased in the quarter ended February 28, 1999 as compared to the prior year period. The increase was attributable to high levels of customer transaction volume and volatility in the foreign exchange markets. The strong economic performance of the U.S. contributed to the U.S. dollar's appreciation against major currencies, including the Japanese yen and the euro. Volatility in foreign exchange markets was also affected by the Brazilian government's decision to allow its currency (the real) to float freely against the U.S. dollar in January 1999.

  Commodity trading revenues also increased in the quarter ended February 28, 1999 as compared to the prior year period, primarily driven by higher revenues from trading in commodity derivatives and an increase in customer trading volumes. Trading revenues from commodity derivatives benefited from volatile energy prices during the quarter. Energy prices fluctuated due to changing weather conditions, varying expectations of production and supply levels, and continuing tensions between the U.S. and Iraq. Revenues from trading natural gas products also benefited from price volatility, particularly during the first half of the quarter.

  Principal transaction investment gains aggregating $229 million were recorded in the quarter ended February 28, 1999, as compared to gains of $72 million in the comparable prior year period. Fiscal 1999's results primarily reflect realized and unrealized gains relating to the Company's investment in Equant N.V., a Netherlands based data communications company. Net gains resulting from increases in the value of certain other private equity investments also contributed to the quarter's results.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 21% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998. In the U.S., improved market conditions and continuing market volatility contributed to an increased volume of customer securities transactions, including listed agency and over-the-counter equity products. Revenues from markets in Europe also benefited from high trading volumes and market volatility, as well as from the Company's increased sales and research coverage of the region which began in mid-1997. The continued growth in the number of the Company's financial advisors also contributed to the increase.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration revenues include fees for asset management services, including fund management fees which are received for investment management, and fees received for promoting and distributing mutual funds ("12b-1 fees"). Fund management fees arise from investment management services the Company provides to registered investment companies (the "Funds") pursuant to various contractual arrangements. The Company receives management fees based upon each Fund's average daily net assets. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended Funds. These fees are based on either the average daily Fund net asset balances or average daily aggregate net Fund sales and are affected by changes in the overall level and mix of assets under management and administration. The Company also receives fees from investment management services provided to segregated customer accounts pursuant to various contractual arrangements.

  Asset management, distribution and administration revenues increased 5% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998, primarily reflecting higher fund management and 12b-1 fees as well as other revenues resulting from a higher level of assets under management or supervision including increased revenues from certain fixed income products. The increases were partially offset by the absence of revenues from correspondent clearing and global custody activities, which was attributable to the Company's sale of its correspondent clearing business in the third quarter of fiscal 1998 and its global custody business in the fourth quarter of fiscal 1998.

  Customer assets under management or supervision increased to $385 billion at February 28, 1999 from $356 billion at February 28, 1998. The increase in assets under management or supervision reflected net inflows of customer assets, as well as appreciation in the value of existing customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $227 billion at February 28, 1999 and $201 billion at February 28, 1998. Products offered primarily to institutional investors were $158 billion at February 28, 1999 and $155 billion at February 28, 1998.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues decreased 11% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998, partially reflecting the level and mix of interest bearing assets and liabilities during the respective periods.

 Non-Interest Expenses

  Total non-interest expenses increased 30% in the quarter ended February 28, 1999 from the comparable prior year period. Within the non-interest expense category, compensation and benefits expense increased 36%, principally reflecting higher incentive compensation based on record levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expense increased 17% in the quarter ended February 28, 1999. Occupancy and equipment expense increased 9% primarily due to increased office space in New York and certain other locations, and additional rent associated with 29 new branch locations in the U.S. Brokerage, clearing and exchange fees decreased 5%, which was primarily attributable to lower agent bank costs resulting from the Company's fiscal 1998 sale of its global custody business. This decrease was partially offset by higher brokerage expenses due to increased securities trading volume. Information processing and communications expense increased 29% primarily due to the impact of increased rates for certain data services as well as other telecommunications and information systems costs. A higher number of employees utilizing communications systems also contributed to the increase. Marketing and business development expense increased 16% reflecting higher advertising expenses associated with the Company's individual securities business. Increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets also contributed to the increase. Professional services expense increased 33% primarily reflecting higher consulting costs associated with certain information technology initiatives, including the preparation for the Year 2000, coupled with the Company's increased global business activities. Other expense increased 20%, which reflects the impact of a higher level of business activity on various operating expenses.

                        Credit and Transaction Services

Statements of Income (dollars in millions)

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     February
                                                                        28,
                                                                    -----------
                                                                    1999  1998
                                                                    ----- -----
                                                                    (unaudited)
Fees:
  Merchant and cardmember.......................................... $ 341 $ 428
  Servicing........................................................   253   171
Principal transactions:
  Investments......................................................    36    --
Commissions........................................................    13     8
Asset management, distribution and administration fees.............     2    --
Other..............................................................    --     2
                                                                    ----- -----
  Total non-interest revenues......................................   645   609
                                                                    ----- -----
Interest revenue...................................................   561   783
Interest expense...................................................   222   293
                                                                    ----- -----
  Net interest income..............................................   339   490
Provision for consumer loan losses.................................   177   405
                                                                    ----- -----
  Net credit income................................................   162    85
                                                                    ----- -----
  Net revenues.....................................................   807   694
                                                                    ----- -----
Compensation and benefits..........................................   125   142
Occupancy and equipment............................................    13    18
Brokerage, clearing and exchange fees..............................     2     3
Information processing and communications..........................   119   120
Marketing and business development.................................   266   183
Professional services..............................................    22    23
Other..............................................................    46    45
                                                                    ----- -----
  Total non-interest expenses......................................   593   534
                                                                    ----- -----
Income before income taxes.........................................   214   160
Provision for income taxes.........................................    79    61
                                                                    ----- -----
  Net income....................................................... $ 135 $  99
                                                                    ===== =====

  Credit and Transaction Services net income of $135 million in the quarter ended February 28, 1999 represented an increase of 36% from the comparable period of fiscal 1998. The increase in net income was primarily attributable to a lower provision for loan losses and increases in servicing fees and principal transaction investment revenue. These increases were partially offset by lower net interest income and merchant and cardmember fees and higher non-interest expenses.

  The quarter ended February 28, 1999 does not include the results from operations of SPS Transaction Services, Inc. ("SPS"), the Prime Option SM MasterCard(R) portfolio ("POS") and the receivables associated with the discontinued BRAVO(R) Card, all of which were sold subsequent to the first quarter of fiscal 1998. The Company sold its interest in the operations of SPS, which was a 73%-owned, publicly held subsidiary of the Company, in the fourth quarter of fiscal 1998. POS, a business the Company operated with NationsBank of Delaware, N.A., was sold during the second quarter of fiscal 1998. The Company discontinued its BRAVO Card in fiscal 1998. The Company sold certain credit card receivables associated with the BRAVO Card in the fourth quarter of fiscal 1998 and will be consolidating certain portions of the remaining BRAVO portfolio with its Private Issue and Discover Card brands.

 Non-Interest Revenues

  Total non-interest revenues increased 6% in the quarter ended February 28, 1999 from the comparable period of 1998.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees decreased 20% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998. The decrease was primarily due to a lower level of merchant and cardmember fees resulting from the Company's sale of the operations of SPS and the sale of POS. Also contributing to the decrease were lower levels of late payment fees and cash advance fees associated with the Discover Card brand. Late payment fees decreased due to a lower level of owned consumer loans, partially offset by a fee increase implemented in the later part of fiscal 1998. Cash advance fees decreased as a result of decreased cash advance transaction volume, primarily attributable to the Company's actions to limit cash advances in an effort to improve credit quality. These decreases were partially offset by an increase in Discover Card merchant discount revenue associated with higher sales volume and by higher overlimit fees. Overlimit fees increased as a consequence of a higher fee implemented in the latter part of fiscal 1998.

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $525 million in the quarter ended February 28, 1999. During the comparable period of fiscal 1998, the Company completed asset securitizations of $368 million. The asset securitizations completed in the first quarters of fiscal 1999 and 1998 have expected maturities ranging from 3 years to 10 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     February
                                                                        28,
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
Merchant and cardmember fees........................................ $131  $105
Interest revenue....................................................  625   579
Interest expense.................................................... (230) (234)
Provision for consumer loan losses.................................. (273) (279)
                                                                     ----  ----
Servicing fees...................................................... $253  $171
                                                                     ====  ====

  Servicing fees increased 48% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998. The increase was due to higher levels of net interest cash flows, increased fee revenue, and decreased credit losses from securitized consumer loans. The increases in net interest and fee revenue were primarily a result of higher levels of average securitized loans. The decrease in credit losses was the result of a lower net charge-off rate, partially offset by an increase in the level of securitized consumer loans.

  Commission revenues arise from customer securities transactions associated with Discover Brokerage Direct, Inc. ("DBD"), the Company's provider of electronic brokerage services. Commission revenues increased 63% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998 resulting from an increase in the level of customer trading activity, partially offset by lower revenue per trade due to an increase in Internet trades as a percentage of total trades.

  Principal transaction investment revenues of $36 million represents a realized gain associated with DBD's sale of a portion of its holdings in Knight/Trimark Group Inc., as well as an unrealized gain on the remainder of the position.

  Asset management, distribution and administration fees include revenues from asset management services, including fund management fees which DBD receives for promoting and distributing mutual funds.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit and Transaction Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit and Transaction Services assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income decreased 31% in the quarter ended February 28, 1999 from the comparable period of 1998. The decrease was predominately due to lower average levels of owned consumer loans and a lower yield on general purpose credit card loans. The decrease in owned general purpose credit card loans was primarily due to the sale of the operations of SPS, the sale of POS and the discontinuance of the BRAVO Card in fiscal 1998. The lower yield on general purpose credit card loans during the quarter was due to the effect of changes in the interest rates on the Company's variable loan portfolio primarily associated with a decrease in the prime rate in the fourth quarter of fiscal 1998.

  During the first quarter of fiscal 1999 the Company made a strategic decision to reprice a substantial portion of its existing credit card receivables to a fixed interest rate beginning with the cardmembers' March 1999 billing cycle. The Company believes that the repricing will not have a material impact on net interest income, or its interest rate risk exposure, because of the Company's matched financing objectives and because the Company has the ability to exercise its rights, with notice to cardmembers, to adjust the interest rate the cardmember pays at the Company's discretion. Given this strategic decision, the Company's interest rate sensitivity analysis now incorporates a pricing strategy that assumes an appropriate repricing of fixed rate credit card receivables to reflect the market interest rate environment, the Company's liability management policy and competitive factors.

  The following tables present analyses of Credit and Transaction Services average balance sheets and interest rates for the quarters ended February 28, 1999 and 1998 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                      Three Months Ended February 28,
                               -------------------------------------------------
                                        1999                     1998(1)
                               ------------------------ ------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance  Rate   Interest
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $16,416  12.90%  $ 522   $20,087  13.92%   $689
Other consumer loans.........        4   9.09      --     1,665  16.89      69
Investment securities........      927   5.25      12       243   5.78       3
Other........................    1,594   6.78      27     1,296   6.63      22
                               -------          -----   -------           ----
   Total interest earning
    assets...................   18,941  12.01     561    23,291  13.64     783
Allowance for loan losses....     (778)                    (890)
Non-interest earning assets..    1,344                    1,687
                               -------                  -------
   Total assets..............  $19,507                  $24,088
                               =======                  =======
LIABILITIES AND SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.....................  $ 1,506   4.37%  $  16   $   855   4.64%   $ 10
 Brokered....................    4,875   6.90      83     5,914   6.61      96
 Other time..................    2,004   5.47      27     2,357   6.10      35
                               -------          -----   -------           ----
   Total interest bearing
    deposits.................    8,385   6.10     126     9,126   6.30     141
Other borrowings.............    6,390   6.08      96     9,947   6.17     152
                               -------          -----   -------           ----
   Total interest bearing
    liabilities..............   14,775   6.09     222    19,073   6.23     293
Shareholder's equity/other
 liabilities.................    4,732                    5,015
                               -------                  -------
   Total liabilities and
    shareholder's equity.....  $19,507                  $24,088
                               =======                  =======
Net interest income..........                   $ 339                     $490
                                                =====                     ====
Net interest margin..........                    7.26%                    8.54%
Interest rate spread.........            5.92%                    7.41%

--------
(1) Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis (dollars in millions)

                                                   Three Months Ended
                                               February 28, 1999 vs. 1998
                                               -------------------------------
                                                  Increase/(Decrease)
                                                   Due to Changes in
                                               -------------------------------
                                                Volume      Rate      Total
                                               ---------   --------  ---------
INTEREST REVENUE
General purpose credit card loans............. $    (126)  $    (41) $    (167)
Other consumer loans..........................       (69)        --        (69)
Investment securities.........................        10         (1)         9
Other.........................................         4          1          5
                                                                     ---------
  Total interest revenue......................      (146)       (76)      (222)
                                                                     ---------
INTEREST EXPENSE
Interest bearing deposits
Savings.......................................         7         (1)         6
Brokered......................................       (17)         4        (13)
Other time....................................        (5)        (3)        (8)
                                                                     ---------
  Total interest bearing deposits.............       (11)        (4)       (15)
Other borrowings..............................       (55)        (1)       (56)
                                                                     ---------
  Total interest expense......................       (66)        (5)       (71)
                                                                     ---------
Net interest income........................... $     (80)  $    (71) $    (151)
                                               =========   ========  =========

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                      Three Months Ended February 28,
                               -----------------------------------------------
                                        1999                    1998
                               ----------------------- -----------------------
                               Average                 Average
                               Balance Rate   Interest Balance Rate   Interest
                               ------- -----  -------- ------- -----  --------
Consumer loans................ $32,900 14.06%  $1,141  $36,828 14.72%  $1,337
General purpose credit card
 loans........................  32,895 14.06    1,141   34,493 14.57    1,239
Total interest earning
 assets.......................  35,421 13.50    1,179   38,367 14.39    1,362
Total interest bearing
 liabilities..................  31,255  5.83      450   34,149  6.26      527
Consumer loan interest rate
 spread.......................          8.23                    8.46
Interest rate spread..........          7.67                    8.13
Net interest margin...........          8.36                    8.82

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $777 million and $905 million at February 28, 1999 and 1998. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 56% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998. The decrease was primarily due to the positive impact of the sale of the operations of SPS, the sale of POS, the discontinuance of the BRAVO Card, and a lower level of charge offs related to the Discover Card portfolio. This decrease was reflective of the Company's continuing efforts to improve the credit quality of its portfolio. The provision for consumer loan losses was also positively impacted by a decline in the loan loss allowance in connection with securitized transactions entered into prior to the third quarter of 1996. The Company expects this loan loss allowance will be fully amortized over fiscal 1999. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of consumer loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

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

  The following table presents delinquency and net charge-off rates with supplemental managed loan information.

Asset Quality (dollars in millions)

                                  February 28,                November 30,
                         ----------------------------------  ----------------
                              1999              1998              1998
                         ----------------  ----------------  ----------------
                          Owned   Managed   Owned   Managed   Owned   Managed
                         -------  -------  -------  -------  -------  -------
Consumer loans at
 period-end............. $15,529  $32,134  $20,839  $35,804  $15,996  $32,502
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days.........    4.29%    4.26%    4.36%    4.39%    3.54%    3.69%
  90 to 179 days........    2.76%    2.83%    3.00%    3.00%    2.67%    2.84%
Net charge-offs as a
 percentage of average
 consumer loans (year-
 to-date)...............    5.89%    6.28%    7.51%    7.50%    6.75%    6.90%

 Non-Interest Expenses

  Non-interest expenses increased 11% in the quarter ended February 28, 1999 from the comparable period of 1998.

  Compensation and benefits expense decreased 12% in the quarter ended February 28, 1999 from the comparable period of fiscal 1998 due to a lower level of compensation costs reflecting the sale of the operations of SPS and the sale of POS, partially offset by higher employment costs at Discover Financial Services. Occupancy and equipment expense decreased 28%, primarily due to the exclusion of the results of SPS and POS in fiscal 1999's results. Brokerage, clearing and exchange fees relate to the trading activity associated with DBD. The decrease in brokerage, clearing and exchange fees was due to a lower cost per trade, partially offset by a higher level of trading volume. Information processing and communications expense decreased 1% due to the exclusion of SPS and POS results in fiscal 1999, partially offset by increased external data processing and transaction processing costs at Discover Financial Services. Marketing and business development expense increased 45% which was due to increased direct mail and other promotional activities related to the Discover

Platinum card, higher advertising and promotional expenses associated with DBD, and higher cardmember rewards expense. Cardmember rewards expense includes the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover cardmembers and Private Issue cardmembers electing this feature a percentage of their purchase amounts. In fiscal 1999, the Company expects to continue to invest in the growth of its credit card and Internet brokerage businesses. Professional services expense decreased 4% due to a decrease in expenses associated with the sale of the operations of SPS and the sale of POS, partially offset by increased costs associated with account collections and consumer credit counseling. Other expenses increased 2% due to higher general business expenses, including costs associated with the launch of the Discover Platinum card. Such increases were partially offset by a continuing decrease in fraud losses and the exclusion of SPS and POS results in fiscal 1999.

Liquidity and Capital Resources

  The Company's total assets increased from $317.6 billion at November 30, 1998 to $321.8 billion at February 28, 1999. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and therefore may, in the future, expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital which is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities and Asset Management business is raised through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro and Japanese commercial paper; letters of credit; unsecured bond borrows; securities lending; buy/sell agreements; municipal re-investments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

  The funding sources utilized for the Company's Credit and Transaction Services business include the Company's capital, including equity and long-term debt; asset securitizations; commercial paper; deposits; asset-backed commercial paper; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. Riverwoods Funding Corporation ("RFC"), an entity included in the Company's condensed consolidated financial statements, issues asset-backed commercial paper.

  The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Greenwood Trust Company, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

  As of March 31, 1999 the Company's credit ratings were as follows:

                                                             Commercial   Senior
                                                                Paper      Debt
                                                             -----------  ------
     Dominion Bond Rating Service Limited................... R-1 (middle)  n/a
     Duff & Phelps Credit Rating Co. ....................... D-1+          AA
     Fitch IBCA Inc. ....................................... F1+           AA-
     Japan Rating & Investment Information, Inc. ........... A-1+          AA-
     Moody's Investors Service.............................. P-1           Aa3
     Standard & Poor's...................................... A-1           A+
     Thomson BankWatch, Inc. ............................... TBW-1         AA

  As the Company continues to expand globally and as revenues are increasingly derived from various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency is often offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

  During the quarter ended February 28, 1999, the Company issued senior notes aggregating $3,049 million, including non-U.S. dollar currency notes aggregating $587 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2001 to 2028 and a weighted average coupon interest rate of 5.1% at February 28, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At February 28, 1999 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $36.1 billion.

  Effective March 1, 1999, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million.

  On March 30, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission to issue an additional $12 billion of debt securities, units, warrants, preferred stock or purchase contracts or any combination thereof in the form of units.

  During the quarter ended February 28, 1999, the Company purchased $272 million of its common stock. Subsequent to February 28, 1999 and through March 31, 1999, the Company purchased an additional $149 million of its common stock.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $6.0 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $9.1 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At February 28, 1999, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At February 28, 1999 no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's U.K. broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.85 billion available in 12 major currencies and the euro. At February 28, 1999 no borrowings were outstanding under the MSIL Facility.

  RFC also maintains a $2.6 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility or the MSIL Facility for short-term funding from time to time.

  At February 28, 1999 certain assets of the Company, such as real property, equipment and leasehold improvements of $2.1 billion, and goodwill and other intangible assets of $1.2 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid.

  In connection with its private equity and other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At February 28, 1999, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $195 million, and its aggregate investment in publicly held companies was $324 million. The Company also has commitments of $367 million at February 28, 1999 in connection with its private equity and other principal investment activities.

  In addition, at February 28, 1999 the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $2,407 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 6% to any one issuer, 20% to any one industry or 18% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments that are administered in a manner consistent with the Company's overall risk management policies and procedures (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1998, included in the Company's Annual Report on Form 10-K).

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at February 28, 1999 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $1,632 million.

  The Company may, from time to time, also provide financing or financing commitments to companies in connection with its investment banking and private equity activities. The Company may provide extensions of credit to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a selective basis. At February 28, 1999 the Company had two commitments to provide an aggregate of $82 million and had one loan in the amount of $8 million outstanding in connection with its high-yield underwriting activities. Subsequent to February 28, 1999, the Company had two loans outstanding in the aggregate amount of $1,001 million, and its aggregate commitments increased to $357 million.

  The Company has entered into an agreement that will result in the development of an office tower in New York City. Pursuant to this agreement, the Company has entered into a 99-year lease for the land at the proposed development site.

  The Company has an investment of $300 million in the Long-Term Capital Portfolio, L.P. ("LTCP"). The Company is a member of a consortium of 14 financial institutions participating in an equity recapitalization of LTCP. The objectives of this investment, the term of which is three years, are to continue active management of its positions and, over time, reduce excessive risk exposures and leverage, return capital to the participants and ultimately realize the potential value of the LTCP portfolio.

  The Company also engages in senior lending activities, including origination, syndication and trading of senior secured loans of non-investment grade companies. Such companies are more sensitive to adverse economic conditions than investment grade issuers, but the loans are generally made on a secured basis and are senior to any non-investment grade securities of these issuers that trade in the capital markets. At February 28, 1999 the aggregate value of senior secured loans and positions held by the Company was $1,599 million, and aggregate senior secured loan commitments were $665 million.

  At February 28, 1999 financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $21.8 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Year 2000 Readiness Disclosure

  Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue may depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

  The Company has established a firm-wide initiative to address issues associated with the Year 2000. Each of the Company's business areas has taken responsibility for the identification and remediation of Year 2000 issues within its own areas of operations and for addressing all interdependencies. A corporate team of internal and external professionals supports the business teams by providing direction and company-wide coordination as needed. The Year 2000 project has been designated as the highest priority activity of the Company. To ensure that the Company's computer systems are Year 2000 compliant, a team of Information Technology professionals began preparing for the Year 2000 issue in 1995. Since then, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes and is in the process of upgrading its global infrastructure and corporate facilities to achieve Year 2000 compliance. In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

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

  The Company has completed the Awareness, Inventory and Assessment phases. The Remediation, Testing and Implementation phases of substantially all mission-critical systems were completed by March 31, 1999. The Integration and External Testing phase commenced in the second quarter of 1998 and will continue through 1999.

  The Company continues to survey and communicate with counterparties, intermediaries, and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. In addition, the major operational relationships with vendors of the Company have been identified, and the most critical of them have been or are scheduled to be tested. While the Company has received much feedback and progress continues to be made, as of February 28, 1999 the Company had not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, in some international markets in which the Company conducts business, the level of awareness and remediation efforts relating to the Year 2000 issue is thought to be less advanced than in the United States.

  In fiscal 1998, the Company participated in a series of tests sponsored by the Securities Industry Association (the "SIA") in which certain firms tested their computer systems with transactions that simulated dates in December 1999 and January 2000. The Company is also participating in expanded tests sponsored by the SIA, which began in March 1999 and will continue through April 1999. Such testing involves the participation of hundreds of firms and a significant number of simulated transactions and conditions. The Company also continues to participate in the industry-wide Year 2000 systems tests on a global basis, including those in Hong Kong, Tokyo and London. The Company has achieved successful results in each of the industry-wide tests in which it participated. The Company will continue to participate in industry-wide and vendor-specific tests throughout the remainder of 1999.

  There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause systems malfunctions; incorrect or incomplete transaction processing resulting in failed trade settlements; the inability to reconcile accounting books and records; the inability to reconcile credit card transactions and balances; the inability to reconcile trading positions and balances with counterparties; and inaccurate information to manage the Company's exposure to trading risks and disruptions of funding requirements. In addition, even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The Company recognizes the uncertainty of such external dependencies since it can not directly control the remediation efforts of third parties. The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors (including data center, data network and voice service providers) and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company.

  If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. In addition, the Company is monitoring the extent to which the impact of either potential or actual Year 2000 problems in the financial services industry, such as a reduction in the general level of trading activity by market participants, may affect its business and operations.

  The Company has business continuity plans in place for its critical business functions on a worldwide basis. To help mitigate the impact of potential Year 2000-related issues, the Company is currently reviewing responses from its major external counterparties and suppliers with respect to their Year 2000 preparation, assessing the results of various internal and external systems tests and analyzing possible Year 2000 scenarios to determine a range of likely outcomes. Where necessary, contingency plans are being expanded or developed to address specific Year 2000 risk scenarios. In addition, the Company is developing command, control and communication functions to assist in event management and provide for a timely response to Year 2000 induced failures. This preparation includes the development of analytical tools to monitor critical business functions over the event horizon. The Company intends to test Year 2000 specific contingency plans during 1999 as part of its Year 2000 mitigation efforts. The Company notes that no contingency plan can guarantee that mission critical systems will not be impacted by the Year 2000 issue, particularly with respect to systems that interact with third party products or services outside the Company's control. The Company also has in place a general contingency funding strategy, which provides a comprehensive one-year action plan in the event of a severe funding disruption.

  Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $200 million and $225 million. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through February 28, 1999, the Company has expended approximately $130 million on the Year 2000 project. The majority of the remaining costs are expected to be directed primarily towards testing activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

  The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying computer programs and non-information technology systems that contain two-digit year codes; the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems; the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies; the rate and magnitude of related labor and consulting costs; and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

                          Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

  Global Opportunity Fund Litigation. On March 12, 1999 Morgan Stanley Bank Luxembourg, S.A. and Morgan Stanley & Co. International Limited reached an agreement in principle with the other parties to settle both actions.

  IPO Fee Litigation. On February 11, 1999, Gillet v. Goldman, Sachs & Co., et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al. were consolidated and on March 15, 1999, a Consolidated Amended Complaint, captioned In re Public Offering Fee Antitrust Litigation, was filed against the Company and 24 other underwriters. The consolidated amended complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell IPO securities of U.S. companies by invariably setting the underwriters' spread at 7% particularly in issuances of $20 to $80 million in violation of Section 1 of the Sherman Act. The Consolidated Amended Complaint seeks treble damages and injunctive relief, as well as reasonable attorneys' fees and costs.

  Nenni, et al. v. Dean Witter Reynolds Inc. Defendants filed a motion to dismiss the action on February 24, 1999.

Item 2. Changes in Securities and Use of Proceeds.

  (a) On January 28, 1999, the Company and Morgan Stanley Finance plc, a U.K. subsidiary, announced that they had called for redemption all of their outstanding 7.82% Capital Units and 7.80% Capital Units. The 4,889,900 7.82% Capital Units consisted of $122,247,500 aggregate outstanding principal amount of 7.82% Subordinated Debentures due November 30, 2013 of Morgan Stanley Finance plc and 4,889,900 related purchase contracts of the Company, which required holders of the Capital Units to purchase depositary shares representing ownership interests in shares of the Company's 7.82% Cumulative Preferred Stock. The 9,200,000 7.80% Capital Units consisted of $230,000,000 aggregate outstanding principal amount of 7.80% Subordinated Debentures due February 28, 2014 of Morgan Stanley Finance plc and 9,200,000 related purchase contracts of the Company, which required holders of the Capital Units to purchase depositary shares representing ownership interests in shares of the Company's 7.80% Cumulative Preferred Stock. Both series of debentures are guaranteed by the Company. Both series of Capital Units were redeemed on February 28, 1999 at a price of $25.025 per Capital Unit ($25.00 for the underlying debentures at par and $0.025 for the related purchase contract).

  (c) Pursuant to an agreement dated February 9, 1999 (the "Purchase Agreement"), the Company agreed to acquire from AIG Capital Partners, Inc., AIG Asset Management Services Inc. and certain other selling stockholders all of the issued and outstanding capital stock of AB Asesores CFMB, S.A. and AB Red, S.A., and their respective subsidiaries (collectively, the "AB Companies"). The AB Companies, based in Madrid, Spain, have strategic positions in personal investment, asset management, institutional research and brokerage and investment banking. The closing of the acquisition of the AB Companies occurred on March 25, 1999. As part of the consideration for the purchase of the AB Companies, the selling stockholders received a total of 688,943 shares of the Company's common stock. The issuance of the shares was a private transaction not involving a public offering, for which the Company relied on the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

  An exhibit index has been filed as part of this Report on Page E-1.

(b) Reports on Form 8-K

  Form 8-K dated January 7, 1999 reporting Item 5 and Item 7.

  Form 8-K dated January 12, 1999 reporting Item 5 and Item 7.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Morgan Stanley Dean Witter & Co.
                                                    (Registrant)

                                          By:          /s/Joanne Pace
                                             ----------------------------------
                                                Joanne Pace, Controller and
                                                Principal Accounting Officer

Date: April 14, 1999

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                        Quarter Ended February 28, 1999

 Exhibit
   No.                                Description
 -------                              -----------
 3.1     Amended and Restated Certificate of Incorporation, as amended
         (incorporated by reference to Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1998).
 3.2     Certificate of Elimination of the 7.80% Cumulative Preferred Stock
         ($200.00 Stated Value) of Morgan Stanley Dean Witter & Co.
 3.3     Certificate of Elimination of the 7.82% Cumulative Preferred Stock
         ($200.00 Stated Value) of Morgan Stanley Dean Witter & Co.
 3.4     Amended and Restated Bylaws of Morgan Stanley Dean Witter & Co.
 11      Computation of earnings per share.

 12      Computation of ratio of earnings to fixed charges.
 15.1    Letter of awareness from Deloitte & Touche LLP, dated April 14, 1999 concerning unaudited interim financial information.
 27      Financial Data Schedule.