Form 10-Q
period 1999-05-31
MORGAN STANLEY DEAN WITTER & CO
filed 1999-07-14
CIK 895421

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

                  For the quarterly period ended May 31, 1999

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission file number 1-11758

                       Morgan Stanley Dean Witter & Co.
            (Exact Name of Registrant as Specified in its Charter)

                               ----------------

                   Delaware                         36-3145972
                                                 (I.R.S. Employer
           (State of Incorporation)             Identification No.)
                 1585 Broadway                         10036
                 New York, NY                       (Zip Code)
             (Address of Principal
               Executive Offices)

      Registrant's telephone number, including area code: (212) 761-4000

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 30, 1999 there were 565,381,696 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           Quarter Ended May 31, 1999

                                                                           Page
                                                                           ----
Part I--Financial Information
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--May 31, 1999
     (unaudited)
     and November 30, 1998................................................   1
    Condensed Consolidated Statements of Income (unaudited)--Three and Six
     Months Ended
     May 31, 1999 and 1998................................................   2
    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three and
     Six Months Ended May 31, 1999 and 1998...............................   3
    Condensed Consolidated Statements of Cash Flows (unaudited)--Six
     Months Ended
     May 31, 1999 and 1998................................................   4
    Notes to Condensed Consolidated Financial Statements (unaudited)......   5
    Independent Accountants' Report.......................................  14
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  15
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  36
Part II--Other Information
  Item 1. Legal Proceedings...............................................  37
  Item 2. Changes in Securities and Use of Proceeds.......................  37
  Item 4. Submission of Matters to a Vote of Security Holders.............  37
  Item 6. Exhibits and Reports on Form 8-K................................  38

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                        May 31,   November 30,
                                                         1999         1998
                                                        -------   ------------
                                                      (unaudited)
                       ASSETS
Cash and cash equivalents............................  $ 10,611     $ 16,878
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $6,012 at May 31, 1999 and $7,518 at November 30,
 1998)...............................................     9,180       10,531
Financial instruments owned:
 U.S. government and agency securities...............    15,517       12,350
 Other sovereign government obligations..............     8,463       15,050
 Corporate and other debt............................    17,643       22,388
 Corporate equities..................................    15,887       14,289
 Derivative contracts................................    21,564       21,442
 Physical commodities................................       590          416
Securities purchased under agreements to resell......    85,138       79,570
Receivable for securities provided as collateral.....     8,354        4,388
Securities borrowed..................................    88,009       69,338
Receivables:
 Consumer loans (net of allowances of $768 at May
  31, 1999 and $787 at November 30, 1998)............    13,820       15,209
 Customers, net......................................    28,091       18,785
 Brokers, dealers and clearing organizations.........     5,755        4,432
 Fees, interest and other............................     3,302        3,359
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,541 at May 31,
 1999 and $1,375 at November 30, 1998)...............     2,121        1,834
Other assets.........................................     8,300        7,331
                                                       --------     --------
Total assets.........................................  $342,345     $317,590
                                                       ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....  $ 24,322     $ 28,137
Deposits.............................................     8,809        8,197
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............    10,557       11,305
 Other sovereign government obligations..............     7,894       13,899
 Corporate and other debt............................     3,190        3,093
 Corporate equities..................................    25,978       11,501
 Derivative contracts................................    19,458       21,198
 Physical commodities................................       729          348
Securities sold under agreements to repurchase.......   101,961       92,327
Obligation to return securities received as
 collateral..........................................    11,349        6,636
Securities loaned....................................    25,382       23,152
Payables:
 Customers...........................................    39,111       40,606
 Brokers, dealers and clearing organizations.........     2,329        5,244
 Interest and dividends..............................     6,356          371
Other liabilities and accrued expenses...............     9,742        8,623
Long-term borrowings.................................    28,782       27,435
                                                       --------     --------
                                                        325,949      302,072
                                                       --------     --------
Capital Units........................................       647          999
                                                       --------     --------
Preferred Securities Issued by Subsidiaries..........       400          400
                                                       --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................       672          674
 Common stock ($0.01 par value, 1,750,000,000 shares
  authorized, 605,842,952 and 605,842,952 shares
  issued, 566,786,999 and 565,670,808 shares
  outstanding at May 31, 1999 and November 30,
  1998)..............................................         6            6
 Paid-in capital.....................................     3,721        3,746
 Retained earnings...................................    13,973       12,080
 Employee stock trust................................     1,862        1,913
 Cumulative translation adjustments..................       (36)         (12)
                                                       --------     --------
   Subtotal..........................................    20,198       18,407
 Note receivable related to sale of preferred stock
  to ESOP............................................       (60)         (60)
 Common stock held in treasury, at cost ($0.01 par
  value, 39,055,953 and 40,172,144 shares at May 31,
  1999 and November 30, 1998.........................    (2,927)      (2,702)
 Common stock issued to employee trust...............    (1,862)      (1,526)
                                                       --------     --------
   Total shareholders' equity........................    15,349       14,119
                                                       --------     --------
Total liabilities and shareholders' equity...........  $342,345     $317,590
                                                       ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (dollars in millions, except share and per share data)

                                    Three Months             Six Months
                                    Ended May 31,           Ended May 31,
                               ----------------------- -----------------------
                                  1999        1998        1999        1998
                               ----------- ----------- ----------- -----------
                                     (unaudited)             (unaudited)
Revenues:
Investment banking...........  $     1,022 $       988 $     1,979 $     1,788
Principal transactions:
 Trading.....................        1,926       1,091       3,617       1,994
 Investments.................          150         101         415         173
Commissions..................          789         611       1,454       1,158
Fees:
 Asset management,
  distribution and
  administration.............          765         741       1,479       1,417
 Merchant and cardmember.....          357         404         698         832
 Servicing...................          310         232         563         403
Interest and dividends.......        3,689       4,213       7,169       8,146
Other........................           46          47          85         102
                               ----------- ----------- ----------- -----------
 Total revenues..............        9,054       8,428      17,459      16,013
Interest expense.............        3,278       3,554       6,155       6,699
Provision for consumer loan
 losses......................          119         275         296         680
                               ----------- ----------- ----------- -----------
 Net revenues................        5,657       4,599      11,008       8,634
                               ----------- ----------- ----------- -----------
Non-interest expenses:
 Compensation and benefits...        2,413       2,017       4,776       3,805
 Occupancy and equipment.....          153         143         299         283
 Brokerage, clearing and
  exchange fees..............          127         135         241         256
 Information processing and
  communications.............          315         275         624         542
 Marketing and business
  development................          381         286         776         580
 Professional services.......          191         156         353         284
 Other.......................          219         190         409         355
                               ----------- ----------- ----------- -----------
   Total non-interest
    expenses.................        3,799       3,202       7,478       6,105
                               ----------- ----------- ----------- -----------
Income before income taxes
 and cumulative effect of
 accounting change...........        1,858       1,397       3,530       2,529
Provision for income taxes...          707         545       1,342         986
                               ----------- ----------- ----------- -----------
Income before cumulative
 effect of accounting
 change......................        1,151         852       2,188       1,543
Cumulative effect of
 accounting change...........          --          --          --         (117)
                               ----------- ----------- ----------- -----------
Net income...................  $     1,151 $       852 $     2,188 $     1,426
                               =========== =========== =========== ===========
Preferred stock dividend
 requirements................  $        10 $        14 $        21 $        29
                               =========== =========== =========== ===========
Earnings applicable to common
 shares(1)...................  $     1,141 $       838 $     2,167 $     1,397
                               =========== =========== =========== ===========
Basic earnings per share:
 Income before cumulative
  effect of accounting
  change.....................  $      2.06 $      1.44 $      3.91 $      2.59
 Cumulative effect of
  accounting change..........          --          --          --        (0.20)
                               ----------- ----------- ----------- -----------
 Net income..................  $      2.06 $      1.44 $      3.91 $      2.39
                               =========== =========== =========== ===========
Diluted earnings per share:
 Income before cumulative
  effect of accounting
  change.....................  $      1.95 $      1.37 $      3.71 $      2.47
 Cumulative effect of
  accounting change..........          --          --          --        (0.19)
                               ----------- ----------- ----------- -----------
 Net income..................  $      1.95 $      1.37 $      3.71 $      2.28
                               =========== =========== =========== ===========
Average common shares
 outstanding
 Basic.......................  554,146,582 581,326,618 553,788,197 583,502,306
                               =========== =========== =========== ===========
 Diluted.....................  586,655,685 612,625,354 585,508,185 614,179,415
                               =========== =========== =========== ===========

--------
(1) Amounts shown are used to calculate basic earnings per common share.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in millions)

                                                Three Months      Six Months
                                                Ended May 31,    Ended May 31,
                                                --------------  ----------------
                                                 1999    1998    1999     1998
                                                -------  -----  -------  -------
                                                 (unaudited)      (unaudited)
Net income..................................... $ 1,151  $ 852  $ 2,188  $ 1,426
Other comprehensive income, net of tax:
 Foreign currency translation adjustment.......      (5)   (13)     (24)      (7)
                                                -------  -----  -------  -------
Comprehensive income........................... $ 1,146  $ 839  $ 2,164  $ 1,419
                                                =======  =====  =======  =======



            See Notes to Condensed Consolidated Financial Statements

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                Six Months
                                                               Ended May 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                (unaudited)
Cash flows from operating activities
Net income................................................... $ 2,188  $ 1,426
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Cumulative effect of accounting change...................     --       117
    Other non-cash charges included in net income............     616      963
  Changes in assets and liabilities:
    Cash and securities deposited with clearing organizations
     or segregated under federal and other regulations.......   1,372    (917)
    Financial instruments owned, net of financial instruments
     sold, not yet purchased.................................  13,395    5,943
    Securities borrowed, net of securities loaned............ (16,441) (23,257)
    Receivables and other assets............................. (11,260)  (2,661)
    Payables and other liabilities...........................   2,518   15,122
                                                              -------  -------
Net cash used for operating activities.......................  (7,612)  (3,264)
                                                              -------  -------
Cash flows from investing activities
  Net (payments for) proceeds from:
  Office facilities..........................................    (454)    (193)
    Purchase of AB Asesores, net of cash acquired............    (223)     --
    Net principal (disbursed) received on consumer loans.....  (1,480)     106
    Sales of consumer loans..................................   2,467    2,203
                                                              -------  -------
Net cash provided by investing activities....................     310    2,116
                                                              -------  -------
Cash flows from financing activities
  Net (payments) proceeds related to short-term borrowings...  (3,866)   5,489
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell...........   4,066  (5,967)
  Proceeds from:
    Deposits.................................................     612      140
    Issuance of common stock.................................     188      136
    Issuance of long-term borrowings.........................   6,553    7,902
    Preferred Securities Issued by Subsidiaries..............     --       400
  Payments for:
    Repurchases of common stock..............................    (933)  (1,487)
    Repayments of long-term borrowings.......................  (4,943)  (4,184)
    Redemption of Capital Units..............................    (352)     --
    Cash dividends...........................................    (290)    (265)
                                                              -------  -------
Net cash provided by financing activities....................   1,035    2,164
                                                              -------  -------
Net (decrease) increase in cash and cash equivalents.........  (6,267)   1,016
Cash and cash equivalents, at beginning of period............  16,878    8,255
                                                              -------  -------
Cash and cash equivalents, at end of period.................. $10,611  $ 9,271
                                                              =======  =======


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

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit services nationally. Its Securities and Asset Management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; private equity and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; securities lending and on-line securities services offered by Discover Brokerage Direct, Inc. The Company's Credit Services businesses include the issuance of the Discover Card(R) and other proprietary general purpose credit cards, and the operation of the Discover/Novus(R) Network, a proprietary network of merchant and cash access locations. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

 Accounting Change

  In the fourth quarter of fiscal 1998, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), with respect to the accounting for offering costs paid by investment advisors of closed-end funds where such costs are not specifically reimbursed through separate advisory contracts. In accordance with SOP 98-5 and per an announcement by the Financial Accounting Standards Board ("FASB") staff in September 1998, such costs are to be considered start-up costs and expensed as incurred. Prior to the adoption of SOP 98-5, the Company deferred such costs and amortized them over the life of the fund. The Company recorded a charge to earnings for the cumulative effect of the accounting change as of December 1, 1997, of $117 million, net of taxes of $79 million. The second quarter of fiscal 1998 was also retroactively restated to reflect this change, decreasing net income by $2 million.

                       MORGAN STANLEY DEAN WITTER & CO.

 Accounting Pronouncements

  As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of adopting SFAS No. 133.

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

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                   Three Months    Six Months
                                                       Ended          Ended
                                                      May 31,        May 31,
                                                   --------------  ------------
                                                    1999    1998   1999   1998
                                                   ------  ------  -----  -----
Balance, beginning of period...................... $  777  $  905  $ 787  $ 884
Provision for loan losses.........................    119     275    296    680
Less deductions:
  Charge-offs.....................................    211     348    482    794
  Recoveries......................................    (30)    (56)   (62)   (99)
                                                   ------  ------  -----  -----
  Net charge-offs.................................    181     292    420    695
                                                   ------  ------  -----  -----
Other(1)..........................................     53     (64)   105    (45)
                                                   ------  ------  -----  -----
Balance, end of period............................ $  768  $  824  $ 768  $ 824
                                                   ======  ======  =====  =====

--------
(1) Primarily reflects transfers related to asset securitizations and the fiscal 1998 sale of the Company's Prime Option MasterCard portfolio.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $63 million in the quarter ended May 31, 1999 and $47 million in the quarter ended May 31, 1998.

  The Company received net proceeds from asset securitizations of $1,942 million in the quarter ended May 31, 1999 and $1,835 million in the quarter ended May 31, 1998. The uncollected balances of consumer loans sold through asset securitizations were $18,217 million at May 31, 1999 and $16,506 million at November 30, 1998.

3. Long-Term Borrowings

  Long-term borrowings at May 31, 1999 scheduled to mature within one year aggregated $5,171 million.

                       MORGAN STANLEY DEAN WITTER & CO.

  During the six month period ended May 31, 1999 the Company issued senior notes aggregating $6,540 million, including non-U.S. dollar currency notes aggregating $2,009 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 4.2% at May 31, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2000, $938 million; 2001, $1,061 million; 2002, $1,469 million; 2004, $2,406 million; and thereafter, $666 million. In the six month period ended May 31, 1999, $4,943 million of senior notes were repaid.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

  Preferred stock is composed of the following issues:

                                Shares Outstanding at       Balance at
                                ---------------------- --------------------
                                 May 31,  November 30, May 31, November 30,
                                  1999        1998      1999       1998
                                --------- ------------ ------- ------------
                                                           (dollars in
                                                            millions)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88............  3,536,398  3,581,964    $127       $129
Series A Fixed/Adjustable Rate
 Cumulative Preferred
 Stock, stated value $200.....  1,725,000  1,725,000     345        345
7- 3/4% Cumulative Preferred
 Stock, stated value $200.....  1,000,000  1,000,000     200        200
                                                        ----       ----
  Total.......................                          $672       $674
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

  Effective March 1, 1999, the Company and MS plc redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million. During the quarter ended May 31, 1999, the Company and MS plc repurchased in a series of transactions in the open market approximately $69 million of the $134 million outstanding 8.03% Capital Units. The Company and MS plc intend to retire these repurchased Capital Units in the Company's third fiscal quarter.

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

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $3,250 million at May 31, 1999, which exceeded the amount required by $2,811 million. DWR's net capital totaled $832 million

                       MORGAN STANLEY DEAN WITTER & CO.

at May 31, 1999 which exceeded the amount required by $713 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At May 31, 1999, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

  In June 1999, in an effort to enhance the Company's ongoing stock repurchase program, the Company sold put options on an aggregate of 768,500 shares of its common stock to a third party. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. The maturity dates of the put options range from July 1999 through November 1999. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

                       MORGAN STANLEY DEAN WITTER & CO.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                 Three Months    Six Months
                                                    Ended           Ended
                                                   May 31,         May 31,
                                                 -------------  --------------
                                                  1999   1998    1999    1998
                                                 ------  -----  ------  ------
Basic EPS:
  Income before cumulative effect of accounting
   change....................................... $1,151  $ 852  $2,188  $1,543
  Cumulative effect of accounting change........     --     --      --    (117)
  Preferred stock dividend requirements.........    (10)   (14)    (21)    (29)
                                                 ------  -----  ------  ------
  Net income available to common shareholders... $1,141  $ 838  $2,167  $1,397
                                                 ======  =====  ======  ======
  Weighted-average common shares outstanding....    554    581     554     584
                                                 ======  =====  ======  ======
  Basic EPS before cumulative effect of
   accounting change............................ $ 2.06  $1.44  $ 3.91  $ 2.59
  Cumulative effect of accounting change........     --     --      --   (0.20)
                                                 ------  -----  ------  ------
  Basic EPS..................................... $ 2.06  $1.44  $ 3.91  $ 2.39
                                                 ======  =====  ======  ======
Diluted EPS:
  Income before cumulative effect of accounting
   change....................................... $1,151  $ 852  $2,188  $1,543
  Cumulative effect of accounting change........     --     --      --    (117)
  Preferred stock dividend requirements.........     (9)   (13)    (18)    (26)
                                                 ------  -----  ------  ------
  Net income available to common shareholders... $1,142  $ 839  $2,170  $1,400
                                                 ======  =====  ======  ======
  Weighted-average common shares outstanding....    554    581     554     584
  Effect of dilutive securities:
   Stock options................................     21     20      20      18
   ESOP convertible preferred stock.............     12     12      12      12
                                                 ------  -----  ------  ------
  Weighted-average common shares outstanding and
   common stock equivalents.....................    587    613     586     614
                                                 ======  =====  ======  ======
  Diluted EPS before cumulative effect of
   accounting change............................ $ 1.95  $1.37  $ 3.71  $ 2.47
  Cumulative effect of accounting change........     --     --      --   (0.19)
                                                 ------  -----  ------  ------
  Diluted EPS................................... $ 1.95  $1.37  $ 3.71  $ 2.28
                                                 ======  =====  ======  ======

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

  The Company had approximately $7.2 billion and $5.7 billion of letters of credit outstanding at May 31, 1999 and at November 30, 1998, respectively, to satisfy various collateral requirements.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at May 31, 1999 and November 30, 1998 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          Collateralized     Other
                                                          Non-Investment Non-Investment
                           AAA      AA      A      BBB        Grade          Grade       Total
                          ------  ------  ------  ------  -------------- -------------- -------
                                                (dollars in millions)
At May 31, 1999
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $1,014  $4,015  $2,345  $1,101      $  209         $  124     $ 8,808
Foreign exchange forward
 contracts and options..     120   1,601   1,331     238         --             174       3,464
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,588   1,368     517     132       3,092            164       6,861
Commodity forwards,
 options and swaps......     221     757     355     489           6            365       2,193
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      73      66      88       5           1              5         238
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $3,016  $7,807  $4,636  $1,965      $3,308         $  832     $21,564
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      14%     36%     22%      9%         15%             4%        100%
                          ======  ======  ======  ======      ======         ======     =======
At November 30, 1998
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $  894  $3,727  $3,694  $1,181      $   98         $  510     $10,104
Foreign exchange forward
 contracts and options..     306   1,413   1,435     337         --             263       3,754
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,995   1,105     478      61       1,364            165       5,168
Commodity forwards,
 options and swaps......      71     448     401     708          46            534       2,208
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     130      51      21       3         --               3         208
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $3,396  $6,744  $6,029  $2,290      $1,508         $1,475     $21,442
                          ======  ======  ======  ======      ======         ======     =======
Percent of total........      16%     31%     28%     11%          7%             7%        100%
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

                       MORGAN STANLEY DEAN WITTER & CO.

9. Business Acquisition

  On March 25, 1999, the Company completed its acquisition of AB Asesores, the largest independent financial services firm in Spain. AB Asesores has strategic positions in personal investment, asset management, institutional research and brokerage, and investment banking. The Company's fiscal 1999 results include the operations of AB Asesores since March 25, 1999, the date of acquisition. In connection with this acquisition, the Company issued 688,943 shares of common stock having a fair value of $64 million on the date of acquisition.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of May 31, 1999, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended May 31, 1999 and 1998, and cash flows for the six month periods ended May 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1998; and, in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements based on our audit (which report includes an explanatory paragraph for a change in the method of accounting for certain offering costs of closed-end funds).

/s/ Deloitte & Touche LLP

New York, New York
July 14, 1999

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

  Morgan Stanley Dean Witter & Co. (the "Company") is a pre-eminent global financial services firm that maintains leading market positions in each of its businesses--Securities and Asset Management and Credit Services. The Company combines global strength in investment banking (including underwriting public offerings of securities and mergers and acquisitions advice) and institutional sales and trading with strength in providing investment and global asset management products and services and, primarily through its Discover Card(R) brand, quality consumer credit products. The Company's business also includes direct-marketed activities such as the on-line securities services offered by Discover Brokerage Direct, Inc.

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

  In the Company's Credit Services business, changes in economic variables may substantially affect consumer loan levels and credit quality. Such variables include the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt as a percentage of income.

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

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, managing risks in both the Securities and Asset Management and Credit Services businesses, evaluating credit product pricing and monitoring costs. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Global Market and Economic Conditions in the Quarter Ended May 31, 1999

  Global market and economic conditions in the quarter ended May 31, 1999 were generally favorable. Financial markets in many regions continued to exhibit signs of recovery from the financial and economic problems that existed in the third and fourth quarters of fiscal 1998, during which periods of extreme volatility, low levels of liquidity and increased credit spreads created difficult market conditions.

  In the U.S., financial markets benefited from the overall strength of the domestic economy, which continued to exhibit positive fundamentals and a steady rate of growth. The strength of the U.S. economy reflected several favorable domestic trends, including low unemployment and high levels of consumer confidence and spending. In addition, the U.S. economy benefited from the ongoing economic and financial recovery in certain foreign markets, including those in the Far East and in certain emerging markets. During the quarter, the Federal Reserve Board (the "Fed") left the overnight lending rate unchanged after lowering interest rates by 0.25% on three separate occasions during the fourth quarter of fiscal 1998. However, in response to concerns regarding the potential for accelerating inflation and in light of the improved conditions in non-U.S. markets, the Fed announced that it was shifting its bias toward the tightening of interest rates. As a result, bond yields increased and equity prices declined toward the end of the quarter as investors became concerned that the Fed would raise the overnight lending rate in the near future.

  Conditions in European markets were stable during the quarter. European financial markets have benefited from positive investor sentiment relating to the European Economic and Monetary Union ("EMU"). EMU commenced on January 1, 1999 when the European Central Bank (the "ECB") assumed control of monetary policy for the 11 European Union ("EU") countries participating in EMU. Since its inception, the euro has emerged as a new funding alternative for many issuers. However, during the quarter the ECB's decision to allow Italy to exceed its budget deficit targets illustrated the difficulties associated with maintaining a common currency. This development, along with slowing economic growth within the EU, contributed to the euro's depreciation relative to the U.S. dollar during much of the quarter. In response to the sluggish economic growth rates within Europe, during the quarter the ECB cut interest rates by 0.50%, and the Bank of England reduced interest rates by 0.25%. European economic growth has been affected by a decline in exports, which have been negatively impacted by the economic difficulties that have existed in Asia, Russia and Latin America.

  Economic and financial difficulties have existed in the Far East region since the latter half of fiscal 1997. The Japanese economy has suffered from its worst recession since the end of World War II, and has been adversely affected by shrinking consumer demand, declining corporate profits, rising unemployment and deflation. However, during the quarter there were preliminary indications that the steps taken by Japan's government to mitigate these conditions, including bank bailouts, emergency loans and stimulus packages, were beginning to have a favorable impact on the nation's economic performance. As a result, market conditions in the Far East began to exhibit limited signs of improvement during the quarter. Market conditions elsewhere in the Far East, including Hong Kong, Singapore and Korea, also exhibited signs of recovery during the quarter. Although much uncertainty still remains, investor interest in the Far East region has generally increased as a result of these developments.

 Results of the Company for the Quarter and Six Month Period ended May 31, 1999 and 1998

  The Company's net income of $1,151 million and $2,188 million in the quarter and six month period ended May 31, 1999 represented increases of 35% and 53% from the comparable periods of fiscal 1998. Net income for the six month period ended May 31, 1998 included a charge of $117 million resulting from the cumulative effect of an accounting change. Excluding the impact of the cumulative effect of an accounting change, net income for the six month period ended May 31, 1999 increased 42% from the comparable prior year period. Diluted earnings per common share were $1.95 and $3.71 in the quarter and six month period ended May 31, 1999 as compared to $1.37 and $2.28 in the quarter and six month period ended May 31, 1998. Excluding the cumulative effect of an accounting change, diluted earnings per share for the six month period ended May 31, 1998 was $2.47. The Company's annualized return on common equity was 31.4% and 30.5% for the quarter and six month period ended May 31, 1999, as compared to 25.2% and 21.0% for the comparable periods of fiscal 1998. Excluding the cumulative effect of an accounting change, the annualized return on common equity for the six month period ended May 31, 1998 was 22.6%.

  The increase in net income in the quarter and six month periods ended May 31, 1999 from the comparable prior year periods was primarily due to higher principal trading, principal investment, commission and investment banking revenues coupled with improved operating results from the Company's Credit Services business. These increases were partially offset by higher incentive-based compensation and other non-interest expenses. The Company's income tax rate for the quarter and six month period ended May 31, 1999 was 38.0%, as compared to 39.0% for both periods in fiscal 1998. The decrease reflects, among other things, lower taxes applicable to non-U.S. earnings.

 Business Acquisition

  During the second quarter of fiscal 1999, the Company completed its acquisition of AB Asesores, the largest independent financial services firm in Spain. AB Asesores has strategic positions in personal investment, asset management, institutional research and brokerage, and investment banking. Through its approximately 250 financial advisors, it offers its individual investors proprietary mutual funds and other financial products. At the end of 1998, it had approximately $4.4 billion of mutual fund assets under management. This acquisition reflects the Company's strategic initiative to build an international Securities and Asset Management business to serve the needs of individual investors. The Company's fiscal 1999 results include the operations of AB Asesores since March 25, 1999, the date of acquisition.

  The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributable to its two business segments:
Securities and Asset Management and Credit Services. Certain reclassifications have been made to prior period amounts to conform to the current year's presentation.

  The accompanying business segment information includes the operating results of Discover Brokerage Direct, Inc. ("DBD"), the Company's provider of electronic brokerage services, within the Securities and Asset Management segment. Previously, the Company had included DBD's results within its Credit Services segment. The segment data of prior periods have been restated in order to reflect this change.

                        Securities and Asset Management

Statements of Income (dollars in millions)

                                                   Three Months
                                                    Ended May    Six Months
                                                       31,      Ended May 31,
                                                   ------------ -------------
                                                    1999  1998   1999   1998
                                                   ------ ----- ------ ------
                                                   (unaudited)   (unaudited)
Revenues:
  Investment banking.............................. $1,022 $ 988 $1,979 $1,788
  Principal transactions:
    Trading.......................................  1,926 1,091  3,617  1,994
    Investments...................................    150   101    415    173
  Commissions.....................................    789   611  1,454  1,158
  Asset management, distribution and
   administration fees............................    765   741  1,479  1,417
  Interest and dividends..........................  3,167 3,542  6,091  6,694
  Other...........................................     46    45     85     99
                                                   ------ ----- ------ ------
    Total revenues................................  7,865 7,119 15,120 13,323
  Interest expense................................  3,080 3,303  5,736  6,155
                                                   ------ ----- ------ ------
    Net revenues..................................  4,785 3,816  9,384  7,168
                                                   ------ ----- ------ ------
Non-interest expenses:
  Compensation and benefits.......................  2,290 1,873  4,534  3,523
  Occupancy and equipment.........................    141   127    275    250
  Brokerage, clearing and exchange fees...........    127   135    241    256
  Information processing and communications.......    206   164    398    314
  Marketing and business development..............    167   126    316    242
  Professional services...........................    160   132    301    237
  Other...........................................    167   132    315    255
                                                   ------ ----- ------ ------
    Total non-interest expenses...................  3,258 2,689  6,380  5,077
                                                   ------ ----- ------ ------
Income before income taxes and cumulative effect
 of accounting change.............................  1,527 1,127  3,004  2,091
Income tax expense................................    587   446  1,151    823
                                                   ------ ----- ------ ------
Income before cumulative effect of accounting
 change...........................................    940   681  1,853  1,268
Cumulative effect of accounting change ...........     --    --     --   (117)
                                                   ------ ----- ------ ------
    Net income.................................... $  940 $ 681 $1,853 $1,151
                                                   ====== ===== ====== ======

  Securities and Asset Management net revenues of $4,785 million and $9,384 million in the quarter and six month period ended May 31, 1999 represented an increase of 25% and 31% from the comparable periods of fiscal 1998. Securities and Asset Management net income of $940 million and $1,853 million in the quarter and six month period ended May 31, 1999 represented an increase of 38% and 61% from the comparable periods of fiscal 1998. Net income for the six month period ended May 31, 1998 included a charge of $117 million representing a cumulative effect of an accounting change. Excluding the cumulative effect of an accounting change, net income for the six month period ended May 31, 1999 increased 46% from the comparable prior year period. In both periods, the increases were primarily attributable to higher principal trading, principal investment, investment banking and commission revenues, partially offset by higher incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 1999 increased 3% primarily due to higher revenues from merger, acquisition and restructuring activities.

  Revenues from merger, acquisition and restructuring activities increased to record levels in the quarter ended May 31, 1999. The global market for such transactions continued to be robust during the quarter, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors, as well as deregulation and privatization. The generally favorable market conditions which existed during the quarter and the Company's strong global market share in many industry sectors, including technology, utilities and health care, also contributed to the high level of revenues from merger and acquisition transactions.

  Equity underwriting revenues in the quarter ended May 31, 1999 were comparable to the prior year period. Equity underwriting revenues benefited from the high volume of equity offerings which occurred during the quarter, particularly in the technology sector. The Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Fixed income underwriting revenues in the quarter ended May 31, 1999 were also comparable to the prior year period. The volume of fixed income underwriting transactions continued to be strong due to the relatively low level of interest rates in the U.S., which has allowed issuers to take advantage of lower borrowing costs. In addition, the EMU has permitted many corporate issuers to access the euro-denominated credit market, which continued to have a favorable impact on the volume of fixed income primary transactions.

  Investment banking revenues in the six month period ended May 31, 1999 increased 11% from the comparable period of fiscal 1998. The increase was primarily attributable to higher revenues from merger, acquisition and restructuring activities and equity underwritings, reflecting continued strong transaction volumes.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale, including derivatives, increased 77% in the quarter ended May 31, 1999 from the comparable period of fiscal 1998. The significant increase reflected higher levels of fixed income, equity and commodity trading revenues, partially offset by a decline in foreign exchange trading revenues.

  Fixed income trading revenues increased in the quarter ended May 31, 1999 from the comparable period of fiscal 1998, primarily reflecting higher revenues from trading fixed income derivatives and global high yield securities. Revenues from fixed income derivatives, including options and swaps, benefited from strong investor demand, which contributed to high transaction volume, and from volatility in the global fixed income markets. These conditions resulted in increased trading opportunities during the quarter. Volatility in the fixed income markets was affected by heightened fears of accelerating inflation in the U.S., which led to speculation that the Fed would be raising interest rates in the near future. The interest rate cuts made by the ECB during the quarter also contributed to the high levels of volatility. Revenues from global high yield securities also benefited from the volatile trading environment.

  Equity trading revenues increased in the quarter ended May 31, 1999 as compared to the prior year period, reflecting higher revenues from both cash and derivative equity products. Higher revenues from trading in equity cash products were primarily driven by strong customer trading volumes in both listed and over-the-counter securities and high levels of market volatility, particularly in the U.S. Revenues from trading equity derivatives benefited from high levels of volatility in the global equity markets, particularly in the technology sector in U.S. markets.

  Commodity trading revenues also increased in the quarter ended May 31, 1999 as compared to the prior year period, primarily driven by higher revenues from trading in energy products and commodity derivatives. Trading revenues from energy products benefited from a sharp rise in global energy prices throughout the quarter. Trading revenues from commodity derivatives also benefited from the rising energy prices and from continued volatility in the energy markets. These increases were partially offset by lower trading revenues from precious metals, as gold and silver prices fell throughout the quarter.

  Foreign exchange trading revenues decreased in the quarter ended May 31, 1999 as compared to the prior year period. While the overall level of customer trading volume remained high, trading revenues were negatively impacted by lower levels of volatility in the foreign exchange markets. The strong economic performance of the U.S., coupled with sluggish growth within much of Europe, led to the steady decline of the euro throughout the quarter. The U.S. dollar and the Japanese yen traded within a relatively narrow range for much of the quarter due to continued uncertainty about the prospects of economic recovery in Japan.

  Principal transaction investment gains aggregating $150 million were recorded in the quarter ended May 31, 1999, as compared to gains of $101 million in the quarter ended May 31, 1998. Fiscal 1999's results primarily reflect realized and unrealized gains from the Company's investment in Knight/Trimark Group Inc., the sale of its holdings in Renaissance Media and increases in the value of certain other private equity investments.

  Principal transaction trading revenues increased 81% in the six month period ended May 31, 1999 from the comparable prior year period, primarily reflecting higher fixed income, equity and commodity trading revenues. Fixed income trading revenues increased due to higher revenues from trading investment grade, high yield and derivative securities, and benefited from improved conditions in the global financial markets, strong customer transaction volume and market volatility. The increase in equity trading revenues reflected higher revenues from trading both cash and derivative equity securities. Equity trading revenues benefited from high levels of customer trading volume and market volatility, particularly in the U.S. and in Europe. Commodity trading revenues also increased, reflecting higher revenues from commodity derivatives and energy products. Foreign exchange revenues were comparable to prior year levels and reflected high customer transaction volume and lower levels of volatility in the foreign exchange markets.

  Principal transaction investment gains aggregating $415 million were recognized in the six month period ended May 31, 1999 as compared to $173 million in the six month period ended May 31, 1998. Fiscal 1999's results primarily reflect realized and unrealized gains relating to the Company's investment in Equant N.V., a Netherlands based data communications company, and Knight/Trimark Group Inc. Net gains from increases in the value of certain other private equity investments also contributed to fiscal 1999's results.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 29% in the quarter ended May 31, 1999 from the comparable period of fiscal 1998. In the U.S., favorable market conditions and continuing market volatility contributed to an increased volume of customer securities transactions, including listed agency and over-the-counter equity products. Revenues from markets in Europe also benefited from high trading volumes and market volatility, as well as from the Company's increased sales and research coverage of the region which began in mid-1997. The continued growth in the number of the Company's financial advisors also contributed to the increase.

  Commission revenues increased 26% in the six month period ended May 31, 1999 from the comparable period of fiscal 1998. The increase primarily reflects a higher level of customer trading activity in the global equity markets.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration revenues include fees for asset management services, including fund management fees which are received for investment management, and fees received for promoting and distributing mutual funds ("12b-1 fees"). Fund management fees arise from investment management services the Company provides to registered investment companies (the "Funds") pursuant to various contractual arrangements. The Company receives management fees based upon each Fund's average daily net assets. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended Funds. These fees are based on either the average daily Fund net asset balances or average daily aggregate net Fund sales and are affected by changes in the overall level and mix of assets under management and administration. The Company also receives fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements.

  Asset management, distribution and administration revenues increased 3% and 4% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998, primarily reflecting higher fund management and 12b-1 fees as well as other revenues resulting from a higher level of assets under management or supervision. The increases were partially offset by the absence of revenues from correspondent clearing and global custody activities, which was attributable to the Company's sale of its correspondent clearing business in the third quarter of fiscal 1998 and its global custody business in the fourth quarter of fiscal 1998.

  Customer assets under management or supervision increased to $402 billion at May 31, 1999 from $374 billion at May 31, 1998. The increase in assets under management or supervision reflected net inflows of customer assets, as well as appreciation in the value of existing customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $238 billion at May 31, 1999 and $206 billion at May 31, 1998. Products offered primarily to institutional investors were $164 billion at May 31, 1999 and $168 billion at May 31, 1998.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues decreased 64% and 34% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998, partially reflecting the level and mix of interest bearing assets and liabilities during the respective periods, as well as certain trading strategies utilized in the institutional securities business.

 Non-Interest Expenses

  Total non-interest expenses increased 21% and 26% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. Within the non-interest expense category, compensation and benefits expense increased 22% and 29% in the quarter and six month period ended May 31, 1999, principally reflecting higher incentive-based compensation due to record levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expense increased 19% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. Occupancy and equipment expense increased 11% and 10% in the quarter and six month period ended May 31, 1999, primarily due to increased office space in New York and certain other locations, and additional rent associated with 30 new branch locations in the U.S. Brokerage, clearing and exchange fees decreased 6% in the quarter and six month period ended May 31, 1999, primarily attributable to lower agent bank costs resulting from the Company's fiscal 1998 sale of its global custody business. This decrease was partially offset by higher brokerage expenses due to increased global securities trading volume. Information processing and communications expense increased 26% and 27% in the quarter and six month period ended May 31, 1999, primarily due to increased costs associated with the Company's information processing infrastructure, including server and data center costs. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 33% and 31% in the quarter and six month period ended May 31, 1999, reflecting higher advertising expenses associated with DBD and the Company's individual securities business. Increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets also contributed to the increase. Professional services expense increased 21% and 27% in the quarter and six month period ended May 31, 1999, primarily reflecting higher consulting costs associated with certain information technology initiatives, including the preparation for the Year 2000, as well as the Company's increased global business activities. Other expense increased 27% and 24% in the quarter and six month period ended May 31, 1999, which reflects the impact of a higher level of business activity on various operating expenses. The amortization of goodwill associated with the Company's acquisition of AB Asesores in March 1999 also contributed to the increase.

                                Credit Services

Statements of Income (dollars in millions)

                                                           Three
                                                          Months    Six Months
                                                           Ended       Ended
                                                          May 31,     May 31,
                                                        ----------- -----------
                                                        1999  1998  1999  1998
                                                        ----- ----- ----- -----
                                                        (unaudited) (unaudited)
Fees:
  Merchant and cardmember.............................. $ 357 $ 404 $ 698 $ 832
  Servicing............................................   310   232   563   403
Other..................................................   --      2   --      3
                                                        ----- ----- ----- -----
  Total non-interest revenues..........................   667   638 1,261 1,238
                                                        ----- ----- ----- -----
Interest revenue.......................................   522   671 1,078 1,452
Interest expense.......................................   198   251   419   544
                                                        ----- ----- ----- -----
  Net interest income..................................   324   420   659   908
Provision for consumer loan losses.....................   119   275   296   680
                                                        ----- ----- ----- -----
  Net credit income....................................   205   145   363   228
                                                        ----- ----- ----- -----
  Net revenues.........................................   872   783 1,624 1,466
                                                        ----- ----- ----- -----
Compensation and benefits..............................   123   144   242   282
Occupancy and equipment................................    12    16    24    33
Information processing and communications..............   109   111   226   228
Marketing and business development.....................   214   160   460   338
Professional services..................................    31    24    52    47
Other..................................................    52    58    94   100
                                                        ----- ----- ----- -----
  Total non-interest expenses..........................   541   513 1,098 1,028
                                                        ----- ----- ----- -----
Income before income taxes.............................   331   270   526   438
Provision for income taxes.............................   120    99   191   163
                                                        ----- ----- ----- -----
  Net income........................................... $ 211 $ 171 $ 335 $ 275
                                                        ===== ===== ===== =====

  Credit Services net income of $211 million and $335 million in the quarter and six month period ended May 31, 1999 represented an increase of 23% and 22% from the comparable periods of fiscal 1998. The increases in net income in both periods were primarily attributable to a lower provision for loan losses and increased servicing fees, partially offset by lower net interest income and merchant and cardmember fees and higher non-interest expenses.

  The quarter and six month period ended May 31, 1999 does not include the results from operations of SPS Transaction Services, Inc. ("SPS"), the Prime Option SM MasterCard(R) portfolio ("POS") and the receivables associated with the discontinued BRAVO(R) Card, all of which were sold during fiscal 1998. The Company sold its interest in the operations of SPS, which was a 73%-owned, publicly held subsidiary of the Company, in the fourth quarter of fiscal 1998. POS, a business the Company operated with NationsBank of Delaware, N.A., was sold during the second quarter of fiscal 1998. The Company discontinued its BRAVO Card in fiscal 1998. The Company sold certain credit card receivables associated with the BRAVO Card in the fourth quarter of fiscal 1998.

 Non-Interest Revenues

  Total non-interest revenues increased 5% and 2% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees decreased 12% and 16% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. In both periods, the decreases were primarily due to a lower level of merchant and cardmember fees resulting from the Company's sale of the operations of SPS and the sale of POS. Both periods were also impacted by higher merchant discount revenue offset by lower levels of late payment fees and cash advance fees associated with the Discover Card. The increases in Discover Card merchant discount revenue in both periods were associated with higher sales volume. Late payment fees decreased due to a lower level of owned consumer loans. Cash advance fees decreased as a result of decreased cash advance transaction volume, primarily attributable to the Company's actions to limit cash advances in an effort to improve credit quality.

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $1,947 million in the quarter ended May 31, 1999 and $2,474 million in the six month period ended May 31, 1999. During the comparable periods of fiscal 1998, the Company completed asset securitizations of $1,842 million and $2,211 million. The asset securitizations completed in the second quarter of fiscal 1999 have expected maturities of 3 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                         Three
                                                        Months     Six Months
                                                         Ended        Ended
                                                        May 31,      May 31,
                                                       ----------  ------------
                                                       1999  1998  1999   1998
                                                       ----  ----  -----  -----
Merchant and cardmember fees.......................... $138  $115  $ 269  $ 220
Interest revenue......................................  699   648  1,324  1,227
Interest expense...................................... (251) (251)  (481)  (485)
Provision for consumer loan losses.................... (276) (280)  (549)  (559)
                                                       ----  ----  -----  -----
Servicing fees........................................ $310  $232  $ 563  $ 403
                                                       ====  ====  =====  =====

  Servicing fees increased 34% and 40% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. The increase in both periods was due to higher levels of net interest cash flows, increased fee revenue, and decreased credit losses from securitized consumer loans. The increases in net interest and fee revenue were primarily a result of higher levels of average securitized loans. The decrease in credit losses was the result of a lower net charge-off rate, partially offset by an increase in the level of securitized consumer loans.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income decreased 23% and 27% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. The decreases in both periods were predominately due to lower average levels of owned consumer loans and a lower yield on these loans. The decrease in owned consumer loans in both periods was due to the sale of the operations of SPS, the sale of POS, and the discontinuance of the BRAVO Card in fiscal 1998, and a higher level of securitized Discover Card loans. The lower yield during both periods was due to a lower yield on Discover Card loans coupled with the exclusion of SPS and POS loans from the Company's portfolio. The lower yield on Discover Card loans was due to the effect of changes in the interest rates on the Company's variable loan portfolio, primarily associated with a decrease in the prime rate in the fourth quarter of fiscal 1998.

  The Company repriced a substantial portion of its existing credit card receivables to a range of fixed interest rates beginning with cardmembers' March 1999 billing cycle. The Company believes that the repricing will not have a material impact on net interest income, or its interest rate risk exposure, because of the Company's matched financing objectives and because the Company has the ability to exercise its rights, with notice to cardmembers, to adjust the interest rate the cardmember pays at the Company's discretion. Given this strategic decision, the Company's interest rate sensitivity analysis now incorporates a pricing strategy that assumes an appropriate repricing of fixed rate credit card receivables to reflect the market interest rate environment, the Company's liability management policy and competitive factors.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six month periods ended May 31, 1999 and 1998 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                        Three Months Ended May 31,
                               -------------------------------------------------
                                        1999                     1998
                               ------------------------ ------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance  Rate   Interest
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $14,660  13.31%   $492   $16,732  13.59%   $574
Other consumer loans.........        4   9.02     --      1,561  16.24      64
Investment securities........      661   4.91       8       597   7.95      12
Other........................    1,664   5.27      22     1,460   5.88      21
                               -------           ----   -------           ----
    Total interest earning
     assets..................   16,989  12.19     522    20,350  13.08     671
Allowance for loan losses....     (775)                    (845)
Non-interest earning assets..    1,641                    1,630
                               -------                  -------
    Total assets.............  $17,855                  $21,135
                               =======                  =======
LIABILITIES AND SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,418   4.36%   $ 16   $   975   4.83%   $ 12
  Brokered...................    5,224   6.41      85     6,075   6.65     102
  Other time.................    1,996   5.40      27     2,208   6.14      35
                               -------           ----   -------           ----
    Total interest bearing
     deposits................    8,638   5.84     128     9,258   6.34     149
Other borrowings.............    5,075   5.54      70     6,928   5.90     102
                               -------           ----   -------           ----
    Total interest bearing
     liabilities.............   13,713   5.73     198    16,186   6.15     251
Shareholder's equity/other
 liabilities.................    4,142                    4,949
                               -------                  -------
    Total liabilities and
     shareholder's equity....  $17,855                  $21,135
                               =======                  =======
Net interest income..........                    $324                     $420
                                                 ====                     ====
Net interest margin..........                    7.57%                    8.18%
Interest rate spread.........            6.46%                    6.93%

Average Balance Sheet Analysis (dollars in millions)

                                         Six Months Ended May 31,
                               -------------------------------------------------
                                        1999                     1998
                               ------------------------ ------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance  Rate   Interest
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $15,528  13.09%  $1,014  $18,391  13.77%  $1,263
Other consumer loans.........        5   8.99      --     1,612  16.57      133
Investment securities........      793   5.11       20      422   7.33       15
Other........................    1,629   5.36       44    1,379   5.96       41
                               -------          ------  -------          ------
    Total interest earning
     assets..................   17,955  12.04    1,078   21,804  13.36    1,452
Allowance for loan losses....     (777)                    (866)
Non-interest earning assets..    1,654                    1,658
                               -------                  -------
    Total assets.............  $18,832                  $22,596
                               =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,461   4.37%  $   32  $   916   4.75%  $   22
  Brokered...................    5,051   6.46      163    5,995   6.63      198
  Other time.................    2,001   5.44       54    2,282   6.12       70
                               -------          ------  -------          ------
    Total interest bearing
     deposits................    8,513   5.86      249    9,193   6.32      290
Other borrowings.............    6,165   5.53      170    8,421   6.05      254
                               -------          ------  -------          ------
    Total interest bearing
     liabilities.............   14,678   5.72      419   17,614   6.19      544
Shareholder's equity/other
 liabilities.................    4,154                    4,982
                               -------                  -------
    Total liabilities &
     shareholder's equity....  $18,832                  $22,596
                               =======                  =======
Net interest income..........                   $  659                   $  908
                                                ======                   ======
Net interest margin..........                     7.36%                    8.35%
Interest rate spread.........            6.32%                    7.17%

Rate/Volume Analysis (dollars in millions)

                           Three Months Ended            Six Months Ended
                          May 31, 1999 vs. 1998        May 31, 1999 vs. 1998
                         --------------------------   -------------------------
                           Increase/(Decrease)          Increase/(Decrease)
                            Due to Changes in            Due to Changes in
                         --------------------------   -------------------------
                          Volume    Rate     Total     Volume    Rate    Total
                         --------  -------  -------   --------  ------  -------
INTEREST REVENUE
General purpose credit
 card loans.............  $   (72) $   (10) $   (82)  $  (196)  $  (53) $  (249)
Other consumer loans....      (64)     --       (64)     (133)     --      (133)
Investment securities...        1       (5)      (4)       14       (9)       5
Other...................        3       (2)       1         8       (5)       3
                                            -------                     -------
  Total interest
   revenue..............     (111)     (38)    (149)     (256)    (118)    (374)
                                            -------                     -------
INTEREST EXPENSE
Interest bearing
 deposits
Savings.................        6       (2)       4        13       (3)      10
Brokered................      (14)      (3)     (17)      (31)      (4)     (35)
Other time..............       (4)      (4)      (8)       (9)      (7)     (16)
                                            -------                     -------
  Total interest bearing
   deposits.............      (10)     (11)     (21)      (21)     (20)     (41)
Other borrowings........      (27)      (5)     (32)      (68)     (16)     (84)
                                            -------                     -------
  Total interest
   expense..............      (38)     (15)     (53)      (91)     (34)    (125)
                                            -------                     -------
Net interest income.....  $   (72) $   (24) $   (96)  $  (165)  $  (84) $  (249)
                          =======  =======  =======   =======   ======  =======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                       Three Months Ended May 31,
                           ---------------------------------------------------
                                     1999                      1998
                           ------------------------- -------------------------
                           Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                           --------- ------ -------- --------- ------ --------
Consumer loans............  $32,258  14.39   $1,171   $34,479  14.79   $1,286
General purpose credit
 card loans...............   32,253  14.39    1,170    32,249  14.64    1,190
Total interest earning
 assets...................   34,583  13.77    1,201    36,537  14.32    1,319
Total interest bearing
 liabilities..............   31,306   5.58      440    32,373   6.15      502
Consumer loan interest
 rate spread..............            8.81                      8.64
Interest rate spread......            8.19                      8.17
Net interest margin.......            8.72                      8.87
                                        Six Months Ended May 31,
                           ---------------------------------------------------
                                     1999                      1998
                           ------------------------- -------------------------
                           Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                           --------- ------ -------- --------- ------ --------
Consumer loans............  $32,575  14.23   $2,311   $35,641  14.76   $2,623
General purpose credit
 card loans...............   32,571  14.23    2,311    33,359  14.60    2,429
Total interest earning
 assets...................   34,997  13.61    2,375    37,441  14.35    2,679
Total interest bearing
 liabilities..............   31,721   5.62      888    33,251   6.21    1,029
Consumer loan interest
 rate spread..............            8.61                      8.55
Interest rate spread......            7.99                      8.14
Net interest margin.......            8.52                      8.84

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $768 million and $824 million at May 31, 1999 and 1998. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 57% and 56% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998. The decreases in both periods were primarily due to a lower level of charge-offs related to the Discover Card portfolio and the positive impact of the sale of the operations of SPS, the sale of POS and the discontinuance of the BRAVO Card. These decreases were reflective of the Company's continuing efforts to improve the credit quality of its portfolio. The provision for consumer loan losses was also positively impacted by a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. The Company expects this loan loss allowance will be fully amortized over fiscal 1999. The Company's future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of consumer loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off during the month in which they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

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

  The following table presents delinquency and net charge-off rates with supplemental managed loan information.

Asset Quality (dollars in millions)

                                       May 31,                  November 30,
                           ----------------------------------  ----------------
                                1999              1998              1998
                           ----------------  ----------------  ----------------
                            Owned   Managed   Owned   Managed   Owned   Managed
                           -------  -------  -------  -------  -------  -------
Consumer loans at period-
 end.....................  $14,588  $32,805  $17,913  $34,091  $15,996  $32,502
Consumer loans
 contractually past due
 as a
  Percentage of period-
   end consumer loans:
  30 to 89 days..........     3.13%    3.52%    4.26%    4.33%    3.54%    3.69%
  90 to 179 days.........     2.11%    2.42%    2.71%    2.73%    2.67%    2.84%
Net charge-offs as a
 percentage of average
 consumer loans (year-to-
 date)...................     5.42%    5.91%    6.96%    7.05%    6.75%    6.90%

 Non-Interest Expenses

  Non-interest expenses increased 5% and 7% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998.

  Compensation and benefits expense decreased 15% and 14% in the quarter and six month period ended May 31, 1999 from the comparable periods of fiscal 1998 due to a lower level of compensation costs resulting from the sale of the operations of SPS and the sale of POS, partially offset by higher employment costs at Discover Financial Services associated with increased employment levels. Occupancy and equipment expense decreased 25% and 27%, primarily due to the exclusion of the results of SPS and POS in fiscal 1999's results. Information processing and communications expense decreased 2% and 1% due to the exclusion of SPS and POS results in fiscal 1999, partially offset by increased external data processing costs at Discover Financial Services. Marketing and business development expense increased 34% and 36% due to increased direct mail and other promotional activities related to the launch and continued promotion of the Discover Platinum Card and higher cardmember rewards expense. Higher cardmember rewards expense in both periods was due to increased sales volume. Cardmember rewards expense includes the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover cardmembers and Private Issue(R) cardmembers electing this feature a percentage of their purchase amounts. The Company expects to continue to invest in the growth of its credit card business. Professional services expense increased 29% and 11% due to increased costs associated with account collections and consumer credit counseling, partially offset by a decrease in expenses associated with the sale of the operations of SPS and the sale of POS. Other expenses decreased 10% and 6%. The decreases in both periods were due to the exclusion of SPS and POS results in fiscal 1999 and a decrease in fraud losses, partially offset by higher expenses related to the Discover Platinum Card.

Liquidity and Capital Resources

  The Company's total assets increased from $317.6 billion at November 30, 1998 to $342.3 billion at May 31, 1999 primarily reflecting higher securities borrowed and customer receivables. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset securitizations; commercial paper; deposits; asset-backed commercial paper; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. Riverwoods Funding Corporation ("RFC"), an entity included in the Company's condensed consolidated financial statements, issues asset-backed commercial paper.

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

  As of June 30, 1999 the Company's credit ratings were as follows:

                                                             Commercial   Senior
                                                                Paper      Debt
                                                             -----------  ------
      Dominion Bond Rating Service Limited.................. R-1 (middle)  n/a
      Duff & Phelps Credit Rating Co. ......................        D-1+    AA
      Fitch IBCA Inc. ......................................         F1+   AA-
      Japan Rating & Investment Information, Inc. ..........        a-1+   AA-
      Moody's Investors Service.............................         P-1   Aa3
      Standard & Poor's (1).................................         A-1    A+
      Thomson BankWatch, Inc. ..............................       TBW-1    AA

--------
(1) As of April 16, 1999 Standard & Poor's has placed the Company's senior debt ratings on Positive Outlook.

  As part of its Year 2000 preparations, the Company's Treasury Department, in conjunction with the Company's business areas, has developed a Year 2000 Funding Plan that addresses the issue of maintaining adequate liquidity over the fourth calendar quarter of 1999 and the first calendar quarter of 2000. The Company's Year 2000 liquidity strategy is the culmination of a global effort on the part of the Treasury Department and the Company's business areas to determine potential funding needs, assess Year 2000 opportunities and extra liquidity needs, determine the precise timing and size of these needs and evaluate appropriate currencies for funding.

  In developing this plan, the Company has attempted to identify potential levels of disruption and has determined that, while it may well turn out that the level of disruption is negligible or easily manageable, it is prudent to establish a reasonable, but not extreme, amount of liquidity over the course of the remainder of 1999 in order to avoid the potential for an illiquidity problem late in the year.

  In connection with this plan, the Company intends to extend the maturity of a portion of its existing short-term unsecured funding. The Company is also in the process of executing its core 1999 long-term financing plan, and has renewed its committed credit facilities. With respect to funding liquidity, the Company's preparation for the Year 2000 will continue throughout the remainder of 1999.

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

  During the six month period ended May 31, 1999, the Company issued senior notes aggregating $6,540 million, including non-U.S. dollar currency notes aggregating $2,009 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2000 to 2020 and a weighted average coupon interest rate of 4.2% at May 31, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At May 31, 1999 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $42.2 billion.

  Effective March 1, 1999, the Company and Morgan Stanley Finance, plc ("MS plc"), a U.K. subsidiary, redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million. During the quarter ended May 31, 1999, the Company and MS plc repurchased in a series of transactions in the open market approximately $69 million of the $134 million outstanding 8.03% Capital Units. The Company and MS plc intend to retire these repurchased Capital Units in the Company's third fiscal quarter.

  On May 5, 1999, the Company's shelf registration statement for the issuance of an additional $12 billion of debt securities, units, warrants or purchase contracts or any combination thereof in the form of units or preferred stock, became effective.

  During the six month period ended May 31, 1999, the Company purchased $933 million of its common stock. Subsequent to May 31, 1999 and through June 30, 1999, the Company purchased an additional $151 million of its common stock.

  In June 1999, in an effort to enhance the Company's ongoing stock repurchase program, the Company sold put options on an aggregate of 768,500 shares of its common stock to a third party. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. The maturity dates of the put options range from July 1999 through November 1999. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

  On April 28, 1999, the Company renewed its senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $9.1 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At May 31, 1999, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At May 31, 1999 no borrowings were outstanding under the MS&Co. Facility. Both the master collateral facility and the secured committed credit agreement were renewed on June 8, 1999.

  On May 25, 1999 the Company renewed its revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.91 billion available in 6 currencies. At May 31, 1999 no borrowings were outstanding under the MSIL Facility.

  On June 7, 1999, Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, entered into a committed revolving credit facility guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 60 billion Japanese yen.

  RFC also maintains a $2.6 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility for short-term funding from time to time.

  At May 31, 1999 certain assets of the Company, such as real property, equipment and leasehold improvements of $2.1 billion, and goodwill and other intangible assets of $1.4 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid.

  In connection with its private equity, real estate and certain other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At May 31, 1999, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $189 million, and its aggregate investment in publicly held companies was $395 million. The Company also has commitments of $436 million at May 31, 1999 in connection with its private equity and other principal investment activities.

  In addition, at May 31, 1999 the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,971 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 3% to any one issuer, 19% to any one industry or 14% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments that are administered in a manner consistent with the Company's overall risk management policies and procedures (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1998, included in the Company's Annual Report on Form 10-K).

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at May 31, 1999 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $1,211 million.

  In connection with certain of its business activities, the Company provides financing or financing commitments (on a secured and unsecured basis) to companies in the form of senior and subordinated debt, including bridge financing on a selective basis. The borrowers may be rated investment grade or non-investment grade and the loans have varying maturities. As part of these activities, the Company may syndicate and trade certain of these loans. At May 31, 1999, the aggregate value of loans and positions were $2,145 million. The Company has also provided additional commitments associated with these activities aggregating $1,992 million at May 31, 1999. At June 30, 1999, the Company had loans and positions outstanding of $2,210 million and aggregate commitments of $2,180 million.

  The Company has entered into an agreement that will result in the development of an office tower in New York City. Pursuant to this agreement, the Company has entered into a 99-year lease for the land at the proposed development site.

  At May 31, 1999 the Company had an investment of $300 million in the Long-Term Capital Portfolio, L.P. ("LTCP"). The Company is a member of a consortium of 14 financial institutions participating in an equity recapitalization of LTCP. The objectives of this investment are to continue active management of its positions and, over time, reduce excessive risk exposures and leverage, return capital to the participants and ultimately realize the potential value of the LTCP portfolio. In July 1999, LTCP announced that it would make a distribution to members of the consortium.

  At May 31, 1999 financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $21.6 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

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

  The Company has established a firm-wide initiative to address issues associated with the Year 2000. Each of the Company's business areas has taken responsibility for the identification and remediation of Year 2000 issues within its own areas of operations and for addressing all interdependencies. A corporate team of internal and external professionals supports the business teams by providing direction and company-wide coordination as needed. The Year 2000 project has been designated as the highest priority activity of the Company. To ensure that the Company's computer systems are Year 2000 compliant, a team of Information Technology professionals began preparing for the Year 2000 issue in 1995. Since then, the Company has reviewed its systems and programs to identify those that contain two-digit year codes and has upgraded its global infrastructure and corporate facilities. In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

  In addressing the Year 2000 issue, the Company has identified the following phases. In the Awareness phase, the Company defined the Year 2000 issue and obtained executive level support and funding. In the Inventory phase, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Inventory phase to determine which will function properly with the change to the new century, and ranked items which will need to be remediated based on their potential impact to the Company. The Remediation phase included an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Testing phase included a thorough testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The Implementation phase consisted of placing all items that were remediated and successfully tested into production. Finally, the Integration and External Testing phase includes exercising business critical production systems in a future time environment and testing with external entities.

  The Company has completed the Awareness, Inventory, Assessment, Remediation, Testing and Implementation phases pursuant to plan. The Integration and External Testing phase commenced in the second quarter of 1998 and will continue through 1999.

  The Company continues to survey and communicate with counterparties, intermediaries, and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. In addition, the major operational relationships with vendors of the Company have been identified, and the most critical of them have been or are scheduled to be tested. The Company is closely monitoring the status of non-compliant vendors. In some cases, the Company has implemented risk reduction steps or created specific contingency plans to mitigate the risk associated with the non-compliant vendor.

  The Company has participated in the planning and execution of the Year 2000 Industrywide Tests organized by the membership of the Securities Industry Association (the "SIA"). Such testing involved the participation of hundreds of firms and a significant number of simulated transactions and conditions. Additionally, the Company has participated in a variety of external tests in the U.K., Japan, Hong Kong and selected European countries. The Company has achieved successful results in each of the tests in which it participated. The Company will continue to participate in industry-wide and vendor-specific tests throughout the remainder of 1999.

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

  The Company has business continuity plans in place for its critical business functions on a worldwide basis. To help mitigate the impact of potential Year 2000-related issues, the Company is continuing to review the status of its major external counterparties and suppliers with respect to their Year 2000 preparation. Where necessary, contingency plans have been expanded or developed to address specific Year 2000 risk scenarios. In addition, the Company is developing command, control and communication functions to assist in event management and provide for a timely response to Year 2000 induced failures. This preparation includes the development of analytical tools to monitor critical business functions over the event horizon. The Company has begun and will continue to test Year 2000 specific contingency plans during the remainder of calendar year 1999 as part of its Year 2000 mitigation efforts. The Company notes that no contingency plan can guarantee that mission critical systems will not be impacted by the Year 2000 issue, particularly with respect to systems that interact with third party products or services outside the Company's control. The Company also has in place a Year 2000 Funding Plan (see "Liquidity & Capital Resources").

  Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $200 million and $225 million. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through May 31, 1999, the Company has expended approximately $160 million on the Year 2000 project. The majority of the remaining costs are expected to be directed primarily towards testing and contingency planning activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

  The Company's expectations about future costs and the timely completion of its Year 2000 activities are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effectiveness of the Year 2000 project include the success of the Company in identifying computer programs and non-information technology systems that contain two-digit year codes; the nature and amount of programming and testing required to upgrade or replace any newly discovered Year 2000 issues; the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies; the rate and magnitude of related labor and consulting costs; and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Pursuant to Item 305 of Regulation S-K, there were no material changes for the quarter ended May 31, 1999.

                                   PART II.

                               OTHER INFORMATION

Item 1. Legal Proceedings.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999.

  Global Opportunity Fund Litigation. The matter has been settled.

  Penalty Bid Litigation. In Myers v. Merrill Lynch & Co., Inc., et al., the court held a hearing on March 25, 1999 on defendants' motion to dismiss the complaint and plaintiffs' motion to remand the action. In Friedman, et al. v. Salomon Smith Barney, Inc., et al., on May 7, 1999, defendants filed a motion to dismiss the amended complaint.

  IPO Fee Litigation. On April 29, 1999, defendants filed a motion to dismiss the amended complaint.

  Nenni, et al. v. Dean Witter Reynolds Inc. Plaintiffs filed an amended complaint on April 30, 1999. Defendants filed a motion to dismiss the amended complaint on July 9, 1999.

Item 2. Changes in Securities and Use of Proceeds.

  (a) On June 15, 1999, the Company entered into the Second Amendment (the "Second Amendment") to its Rights Agreement, dated as of April 25, 1995 (the "Rights Agreement"), with Chase Manhattan Bank, as Rights Agent, which deleted the provison that redemption of the rights following a change in the majority of the Company's Board of Directors required the concurrence of a majority of those directors (i) who were members of the Company's Board of Directors before the adoption of the Rights Agreement (or directors who were nominated or approved by such persons) and (ii) who are not affiliated with, or representatives of, a holder of 15% or more of the common stock, par value $0.01 per share, of the Company. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment which has been filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K dated June 15, 1999.

  (c) To enhance its ongoing stock repurchase program, the Company sold European-style put options on an aggregate of 768,500 shares of its common stock subsequent to May 31, 1999. The put options expire on various dates through November 1999. They entitle the holder to sell common stock to the Company at prices ranging from $87.8230 to $72.0149 per share, although the Company may elect cash settlement of the put options instead of taking delivery of the stock. The sale of the put options, which was made as a private placement to a third party, generated proceeds to the Company of approximately $4 million.

Item 4. Submission of Matters to a Vote of Security Holders.

  The annual meeting of stockholders of the Company was held on April 9, 1999.

  The stockholders voted on proposals to (1) elect one class of directors for a three-year term, (2) amend the Company's Employee Stock Purchase Plan ("ESPP") to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 25,000,000 shares and (3) ratify the appointment of Deloitte & Touche LLP as independent auditors.

  The stockholders also took action on three stockholder proposals seeking to
(1) declassify the Board of Directors ("First Proposal"), (2) tie executive compensation to the amount of dividends paid ("Second Proposal") and (3) request that the Board of Directors issue a report by October 1999 reviewing the Company's underwriting, investing and lending criteria with the view to incorporating criteria related to a transaction's impact on the environment, human rights and risk to the Company's reputation ("Third Proposal").

  The vote of the stockholders resulted in the approval of the amendment to the ESPP and the ratification of the appointment of the independent auditors. In addition, all nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 19, 1999. The three stockholder proposals were defeated. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below.

                                               Against/                Broker
                                      For      Withheld    Abstain    Non-vote
                                  ----------- ----------- ---------- ----------
Election of Directors:
Nominee:
  Charles F. Knight ............  484,510,286   3,278,004        *          *
  Miles L. Marsh................  484,525,221   3,263,069        *          *
  Laura D'Andrea Tyson..........  481,931,697   5,856,592        *          *
Approval of the Amendment to the
 Employee Stock Purchase Plan ..  464,241,772  20,645,660  2,906,990        *
Ratification of Independent
 Auditors.......................  484,574,614   1,453,294  1,722,912        *
First Proposal..................  181,346,277 254,182,650  6,048,634 36,304,996
Second Proposal.................   20,838,493 400,722,389 20,096,932 36,224,743
Third Proposal..................   22,983,413 382,455,152 36,202,311 36,241,681

--------
* Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

 (a) Exhibits

   An exhibit index has been filed as part of this Report on Page E-1.

 (b) Reports on Form 8-K

   Form 8-K dated March 25, 1999 reporting Items 5 and 7.

   Form 8-K dated May 6, 1999 reporting Items 5 and 7.

   Form 8-K/A dated May 6, 1999 reporting Items 5 and 7.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Morgan Stanley Dean Witter & Co.
                                                  (Registrant)

                                                      /s/ Joanne Pace
                                          By:
                                             ----------------------------------
                                               Joanne Pace, Controller and
                                              Principal Accounting Officer

Date: July 14, 1999

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                           Quarter Ended May 31, 1999

 Exhibit
   No.      Description
 -------    -----------
 4.1     Second Amendment, dated as of June 15, 1999 to the Company's Rights Agreement, dated as of April 25, 1995, with Chase Manhattan Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 15,
         1999 and filed June 29, 1999).

 11      Computation of earnings per share.

 12      Computation of ratio of earnings to fixed charges.

 15.1 Letter of awareness from Deloitte & Touche LLP, dated July 14, 1999 concerning unaudited interim financial information.

 27      Financial Data Schedule.