Form 10-Q
period 1999-08-31
MORGAN STANLEY DEAN WITTER & CO
filed 1999-10-15
CIK 895421

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

                For the quarterly period ended August 31, 1999

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
                                                (I.R.S. Employer Identification
           (State of Incorporation)                           No.)
                 1585 Broadway                               10036
                 New York, NY                              (Zip Code)
             (Address of Principal
               Executive Offices)

      Registrant's telephone number, including area code: (212) 761-4000

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 30, 1999 there were 556,961,756 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         Quarter Ended August 31, 1999

                                                                           Page
                                                                           ----

Part I--Financial Information

  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--August 31,
     1999 (unaudited) and November 30, 1998...............................   1
    Condensed Consolidated Statements of Income (unaudited)--Three and
     Nine Months Ended August 31, 1999 and 1998...........................   2
    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three and Nine Months Ended August 31, 1999 and 1998....   3
    Condensed Consolidated Statements of Cash Flows (unaudited)--Nine
     Months Ended August 31, 1999 and 1998................................   4
    Notes to Condensed Consolidated Financial Statements (unaudited)......   5
    Independent Accountants' Report.......................................  13
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  35

Part II--Other Information

Item 1. Legal Proceedings.................................................  36
Item 2. Changes in Securities and Use of Proceeds.........................  36
Item 6. Exhibits and Reports on Form 8-K..................................  36

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                      August 31,  November 30,
                                                         1999         1998
                                                      ----------- ------------
                       ASSETS                         (unaudited)
Cash and cash equivalents............................  $ 13,382     $ 16,878
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $8,035 at August 31, 1999 and $7,518 at November 30,
 1998)...............................................    10,418       10,531
Financial instruments owned:
 U.S. government and agency securities...............    18,249       12,350
 Other sovereign government obligations..............    16,720       15,050
 Corporate and other debt............................    25,782       22,388
 Corporate equities..................................    16,228       14,289
 Derivative contracts................................    21,024       21,442
 Physical commodities................................       858          416
Securities purchased under agreements to resell......    80,169       79,570
Receivable for securities provided as collateral.....     5,482        4,388
Securities borrowed..................................    72,862       69,338
Receivables:
 Consumer loans (net of allowances of $766 at August
  31, 1999 and $787 at November 30, 1998)............    15,791       15,209
 Customers, net......................................    23,074       18,785
 Brokers, dealers and clearing organizations.........     5,392        4,432
 Fees, interest and other............................     4,152        3,359
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,622 at August
 31, 1999 and $1,375 at November 30, 1998)...........     2,145        1,834
Other assets.........................................     9,142        7,331
                                                       --------     --------
Total assets.........................................  $340,870     $317,590
                                                       ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....  $ 22,231     $ 28,137
Deposits.............................................     9,286        8,197
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............    12,526       11,305
 Other sovereign government obligations..............    10,398       13,899
 Corporate and other debt............................     3,111        3,093
 Corporate equities..................................    18,827       11,501
 Derivative contracts................................    19,769       21,198
 Physical commodities................................       813          348
Securities sold under agreements to repurchase.......   103,649       92,327
Obligation to return securities received as
 collateral..........................................    11,697        6,636
Securities loaned....................................    22,014       23,152
Payables:
 Customers...........................................    39,151       40,606
 Brokers, dealers and clearing organizations.........     6,668        5,244
 Interest and dividends..............................     4,932          371
Other liabilities and accrued expenses...............    10,332        8,623
Long-term borrowings.................................    29,038       27,435
                                                       --------     --------
                                                        324,442      302,072
                                                       --------     --------
Capital Units........................................       583          999
                                                       --------     --------
Preferred Securities Issued by Subsidiaries..........       400          400
                                                       --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................       671          674
 Common stock ($0.01 par value, 1,750,000,000 shares
  authorized, 605,842,952 and 605,842,952 shares
  issued, 559,244,249 and 565,670,808 shares
  outstanding at August 31, 1999 and November 30,
  1998)..............................................         6            6
 Paid-in capital.....................................     3,716        3,746
 Retained earnings...................................    14,796       12,080
 Employee stock trust................................     1,840        1,913
 Cumulative translation adjustments..................       (28)         (12)
                                                       --------     --------
   Subtotal..........................................    21,001       18,407
 Note receivable related to sale of preferred stock
  to ESOP............................................       (60)         (60)
 Common stock held in treasury, at cost ($0.01 par
  value, 46,598,703 and 40,172,144 shares at August
  31, 1999 and November 30, 1998)....................    (3,656)      (2,702)
 Common stock issued to employee trust...............    (1,840)      (1,526)
                                                       --------     --------
   Total shareholders' equity........................    15,445       14,119
                                                       --------     --------
Total liabilities and shareholders' equity...........  $340,870     $317,590
                                                       ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (dollars in millions, except share and per share data)

                                   Three Months              Nine Months
                                 Ended August 31,         Ended August 31,
                              -----------------------  -----------------------
                                 1999        1998         1999        1998
                              ----------- -----------  ----------- -----------
                                    (unaudited)              (unaudited)
Revenues:
Investment banking..........  $     1,207 $       819  $     3,186 $     2,607
Principal transactions:
 Trading....................        1,184         499        4,801       2,493
 Investments................           78        (174)         493          (1)
Commissions.................          729         608        2,183       1,766
Fees:
 Asset management,
  distribution and
  administration............          799         718        2,278       2,135
 Merchant and cardmember....          392         438        1,090       1,270
 Servicing..................          313         255          876         658
Interest and dividends......        4,961       4,283       12,130      12,429
Other.......................           39          52          124         154
                              ----------- -----------  ----------- -----------
 Total revenues.............        9,702       7,498       27,161      23,511
Interest expense............        4,246       3,377       10,401      10,076
Provision for consumer loan
 losses.....................          113         280          409         960
                              ----------- -----------  ----------- -----------
 Net revenues...............        5,343       3,841       16,351      12,475
                              ----------- -----------  ----------- -----------
Non-interest expenses:
 Compensation and
  benefits..................        2,302       1,609        7,078       5,414
 Occupancy and equipment....          166         148          465         431
 Brokerage, clearing and
  exchange fees.............          128         160          369         416
 Information processing and
  communications............          325         291          949         833
 Marketing and business
  development...............          408         354        1,184         934
 Professional services......          214         176          567         460
 Other......................          237         193          646         548
                              ----------- -----------  ----------- -----------
   Total non-interest
    expenses................        3,780       2,931       11,258       9,036
                              ----------- -----------  ----------- -----------
Income before income taxes
 and cumulative effect of
 accounting change..........        1,563         910        5,093       3,439
Provision for income taxes..          593         284        1,935       1,270
                              ----------- -----------  ----------- -----------
Income before cumulative
 effect of accounting
 change.....................          970         626        3,158       2,169
                              ----------- -----------  ----------- -----------
Cumulative effect of
 accounting change..........           --          --           --        (117)
                              ----------- -----------  ----------- -----------
Net income..................  $       970 $       626  $     3,158 $     2,052
                              =========== ===========  =========== ===========
Preferred stock dividend
 requirements...............  $        11 $        14  $        33 $        43
                              =========== ===========  =========== ===========
Earnings applicable to
 common shares(1)...........  $       959 $       612  $     3,125 $     2,009
                              =========== ===========  =========== ===========
Basic earnings per share:
 Income before cumulative
  effect of accounting
  change....................  $      1.74 $      1.07  $      5.65 $      3.65
 Cumulative effect of
  accounting change.........           --          --           --        (.20)
                              ----------- -----------  ----------- -----------
 Net income.................  $      1.74 $      1.07  $      5.65 $      3.45
                              =========== ===========  =========== ===========
Diluted earnings per share:
 Income before cumulative
  effect of accounting
  change....................  $      1.65 $      1.01  $      5.35 $      3.47
 Cumulative effect of
  accounting change.........           --          --           --        (.19)
                              ----------- -----------  ----------- -----------
 Net income.................  $      1.65 $      1.01  $      5.35 $      3.28
                              =========== ===========  =========== ===========
Average common shares
 outstanding
 Basic......................  550,056,731 573,170,507  553,362,966 582,105,755
                              =========== ===========  =========== ===========
 Diluted....................  580,700,823 604,779,594  584,717,406 613,265,207
                              =========== ===========  =========== ===========

--------
(1) Amounts shown are used to calculate basic earnings per common share.
           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in millions)

                                                                   Nine Months
                                                  Three Months    Ended August
                                                Ended August 31,       31,
                                                ----------------- --------------
                                                  1999     1998    1999    1998
                                                -------- -------- ------  ------
                                                   (unaudited)     (unaudited)
Net income..................................... $    970 $    626 $3,158  $2,052
Other comprehensive income, net of tax:
  Foreign currency translation adjustment......        8        6    (16)     (1)
                                                -------- -------- ------  ------
Comprehensive income........................... $    978 $    632 $3,142  $2,051
                                                ======== ======== ======  ======




            See Notes to Condensed Consolidated Financial Statements

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                               Nine Months
                                                             Ended August 31,
                                                             -----------------
                                                              1999      1998
                                                             -------  --------
                                                               (unaudited)
Cash flows from operating activities
Net income.................................................. $ 3,158  $  2,052
  Adjustments to reconcile net income to net cash used for
   operating activities:
    Cumulative effect of accounting change..................     --        117
    Other non-cash charges included in net income...........     860     1,382
  Changes in assets and liabilities:
    Cash and securities deposited with clearing
     organizations or segregated under federal and other
     regulations............................................     134   (3,302)
    Financial instruments owned, net of financial
     instruments sold, not yet purchased....................  (4,972)  (8,974)
    Securities borrowed, net of securities loaned...........  (4,662)  (11,119)
    Receivables and other assets............................  (7,315)     (973)
    Payables and other liabilities..........................   6,076    17,405
                                                             -------  --------
Net cash used for operating activities......................  (6,721)   (3,412)
                                                             -------  --------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities.......................................    (560)     (283)
    Purchase of AB Asesores, net of cash acquired...........    (223)      --
    Net principal disbursed on consumer loans...............  (4,149)   (1,130)
    Sales of consumer loans.................................   2,992     3,416
                                                             -------  --------
Net cash (used for) provided by investing activities........  (1,940)    2,003
                                                             -------  --------
Cash flows from financing activities
  Net (payments) proceeds related to short-term borrowings..  (5,983)      169
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell..........  10,723     1,518
  Proceeds from:
    Deposits................................................   1,089      (275)
    Issuance of common stock................................     245       175
    Issuance of put options.................................       7       --
    Issuance of long-term borrowings........................   7,227     9,245
    Preferred Securities Issued by Subsidiaries.............     --        400
  Payments for:
    Repurchases of common stock.............................  (1,732)   (2,049)
    Repayments of long-term borrowings......................  (5,562)   (5,614)
    Redemption of cumulative preferred stock................     --       (200)
    Redemption of Capital Units.............................    (416)      --
    Cash dividends..........................................    (433)     (395)
                                                             -------  --------
Net cash provided by financing activities...................   5,165     2,974
                                                             -------  --------
Net (decrease) increase in cash and cash equivalents........  (3,496)    1,565
Cash and cash equivalents, at beginning of period...........  16,878     8,255
                                                             -------  --------
Cash and cash equivalents, at end of period................. $13,382  $  9,820
                                                             =======  ========

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

  The Company, through its subsidiaries, provides a wide range of financial and securities services on a global basis and provides credit services nationally. Its Securities and Asset Management businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; asset management; private equity and other principal investment activities; brokerage and research services; the trading of foreign exchange and commodities as well as derivatives on a broad range of asset categories, rates and indices; securities lending and on-line securities services offered by Discover Brokerage Direct, Inc. The Company's Credit Services businesses include the issuance of the Discover(R) Card and other proprietary general purpose credit cards and the operation of the Discover/Novus(R) Network, a proprietary network of merchant and cash access locations. The Company's services are provided to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

  The Company has entered into various contracts as hedges against specific assets, liabilities or anticipated transactions. These contracts include interest rate swaps, foreign exchange forwards and foreign currency swaps. The Company uses interest rate and currency swaps to manage the interest rate and currency exposure arising from certain borrowings and to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. For contracts that are designated as hedges of the Company's assets and liabilities, gains and losses are deferred and recognized as adjustments to interest revenue or expense over the remaining life of the underlying assets or liabilities. For contracts that are hedges of asset securitizations, gains and losses are recognized as adjustments to servicing fees. Gains and losses resulting from the termination of hedge contracts prior to their stated maturity are recognized ratably over the remaining life of the instrument being hedged. The Company also uses foreign exchange forward contracts to manage the currency exposure relating to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations.

 Accounting Change

  In the fourth quarter of fiscal 1998, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), with respect to the accounting for offering costs paid by investment advisors of closed-end funds where such costs are not specifically reimbursed through separate advisory contracts. In accordance with SOP 98-5 and per an announcement by the Financial Accounting Standards Board ("FASB") staff in September 1998, such costs are to be considered start-up costs and expensed as incurred. Prior to the adoption of SOP 98-5, the Company deferred such costs and amortized them over the life of the fund. The Company recorded a charge to earnings for the cumulative effect of the accounting change as of December 1, 1997, of $117 million, net of taxes of $79 million. The third quarter of fiscal 1998 was also retroactively restated to reflect this change, decreasing net income by $21 million.

                       MORGAN STANLEY DEAN WITTER & CO.

 Accounting Pronouncements

  As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and presentation of comprehensive income.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of adopting SFAS No. 133.

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

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                          Three
                                                         Months        Nine
                                                          Ended       Months
                                                         August       Ended
                                                           31,      August 31,
                                                        ----------  -----------
                                                        1999  1998  1999  1998
                                                        ----  ----  ----  -----
Balance, beginning of period........................... $768  $824  $787  $ 884
Provision for loan losses..............................  113   280   409    960
Less deductions:
  Charge-offs..........................................  201   318   683  1,112
  Recoveries...........................................  (27)  (40)  (89)  (139)
                                                        ----  ----  ----  -----
  Net charge-offs......................................  174   278   594    973
                                                        ----  ----  ----  -----
Other (1)..............................................   59    29   164    (16)
                                                        ----  ----  ----  -----
Balance, end of period................................. $766  $855  $766  $ 855
                                                        ====  ====  ====  =====

--------
(1) Primarily reflects transfers related to asset securitizations and the fiscal 1998 sale of the Company's Prime Option SM MasterCard(R) portfolio.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $26 million and $89 million in the quarter and nine month periods ended August 31, 1999 and $42 million and $157 million in the quarter and nine month periods ended August 31, 1998.

  The Company received net proceeds from asset securitizations of $525 million and $2,992 million in the quarter and nine month periods ended August 31, 1999 and $1,213 million and $3,416 million in the quarter and nine month periods ended August 31, 1998. The uncollected balances of consumer loans sold through asset securitizations were $17,824 million at August 31, 1999 and $16,506 million at November 30, 1998.

                       MORGAN STANLEY DEAN WITTER & CO.

3. Long-Term Borrowings

  Long-term borrowings at August 31, 1999 scheduled to mature within one year aggregated $6,726 million.

  During the nine month period ended August 31, 1999 the Company issued senior notes aggregating $7,311 million, including non-U.S. dollar currency notes aggregating $2,314 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 4.3% at August 31, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2000, $1,014 million; 2001, $1,294 million; 2002, $1,584 million; 2004, $2,574 million; and thereafter, $845 million. In the nine month period ended August 31, 1999, $5,562 million of senior notes were repaid.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

  Preferred stock is composed of the following issues:

                                 Shares Outstanding at        Balance at
                                 ---------------------- -----------------------
                                  August
                                    31,    November 30, August 31, November 30,
                                   1999        1998        1999        1998
                                 --------- ------------ ---------- ------------
                                                         (dollars in millions)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88.............. 3,513,290  3,581,964      $126        $129
Series A Fixed/Adjustable Rate
 Cumulative Preferred Stock,
 stated value $200.............. 1,725,000  1,725,000       345         345
7- 3/4% Cumulative Preferred
 Stock, stated value $200....... 1,000,000  1,000,000       200         200
                                                           ----        ----
  Total.........................                           $671        $674
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

  Effective March 1, 1999, the Company redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million. During the quarter ended May 31, 1999, the Company repurchased in a series of transactions in the open market approximately $64 million of the $134 million outstanding 8.03% Capital Units. During the third fiscal quarter the Company retired these repurchased Capital Units.

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

                       MORGAN STANLEY DEAN WITTER & CO.

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $3,337 million at August 31, 1999, which exceeded the amount required by $2,931 million. DWR's net capital totaled $711 million at August 31, 1999 which exceeded the amount required by $588 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Financial Supervisory Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory net capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other regulatory capital guidelines, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to total assets ("leverage ratio") and (b) 8% combined Tier 1 and Tier 2 capital, as defined, to risk weighted assets ("risk-weighted capital ratio"). At August 31, 1999, the leverage ratio and risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these and all other regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 1999, put options were outstanding on an aggregate of 1,068,500 shares of the Company's common stock. The maturity dates of these put options range from September 1999 through November 1999. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

                       MORGAN STANLEY DEAN WITTER & CO.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                Three Months     Nine Months
                                                    Ended           Ended
                                                 August 31,      August 31,
                                                --------------  --------------
                                                 1999    1998    1999    1998
                                                ------  ------  ------  ------
Basic EPS:
  Income before cumulative effect of accounting
   change...................................... $  970  $  626  $3,158  $2,169
  Cumulative effect of accounting change.......     --      --      --    (117)
  Preferred stock dividend requirements........    (11)    (14)    (33)    (43)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  959  $  612  $3,125  $2,009
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    550     573     553     582
                                                ======  ======  ======  ======
  Basic EPS before cumulative effect of
   accounting change........................... $ 1.74  $ 1.07  $ 5.65  $ 3.65
  Cumulative effect of accounting change.......     --      --      --   (0.20)
                                                ------  ------  ------  ------
  Basic EPS.................................... $ 1.74  $ 1.07  $ 5.65  $ 3.45
                                                ======  ======  ======  ======
Diluted EPS:
  Income before cumulative effect of accounting
   change...................................... $  970  $  626  $3,158  $2,169
  Cumulative effect of accounting change.......     --      --      --    (117)
  Preferred stock dividend requirements........     (9)    (13)    (27)    (38)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $  961  $  613  $3,131  $2,014
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...    550     573     553     582
  Effect of dilutive securities:
   Stock options...............................     19      20      20      19
   ESOP convertible preferred stock............     12      12      12      12
                                                ------  ------  ------  ------
  Weighted-average common shares outstanding
   and common stock equivalents................    581     605     585     613
                                                ======  ======  ======  ======
  Diluted EPS before cumulative effect of
   accounting change........................... $ 1.65  $ 1.01  $ 5.35  $ 3.47
  Cumulative effect of accounting change.......     --      --      --   (0.19)
                                                ------  ------  ------  ------
  Diluted EPS.................................. $ 1.65  $ 1.01  $ 5.35  $ 3.28
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

  The Company had approximately $7.6 billion and $5.7 billion of letters of credit outstanding at August 31, 1999 and at November 30, 1998, respectively, to satisfy various collateral requirements.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at August 31, 1999 and November 30, 1998 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                           Other
                                                          Collateralized    Non-
                                                          Non-Investment Investment
                           AAA      AA      A      BBB        Grade        Grade     Total
                          ------  ------  ------  ------  -------------- ---------- -------
                                              (dollars in millions)
At August 31, 1999
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $1,559  $3,835  $2,607  $  785      $  186       $  289   $ 9,261
Foreign exchange forward
 contracts and options..     417   1,617   1,087     235         --           172     3,528
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,499   1,731     841     207       1,082          268     5,628
Commodity forwards,
 options and swaps......     173     725     433     591          28          556     2,506
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      43      30      21       2           2            3       101
                          ------  ------  ------  ------      ------       ------   -------
 Total..................  $3,691  $7,938  $4,989  $1,820      $1,298       $1,288   $21,024
                          ======  ======  ======  ======      ======       ======   =======
Percent of total........      18%     38%     24%      8%          6%           6%      100%
                          ======  ======  ======  ======      ======       ======   =======
At November 30, 1998
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts .............  $  894  $3,727  $3,694  $1,181      $   98       $  510   $10,104
Foreign exchange forward
 contracts and options..     306   1,413   1,435     337         --           263     3,754
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,995   1,105     478      61       1,364          165     5,168
Commodity forwards,
 options and swaps......      71     448     401     708          46          534     2,208
Mortgage-backed
 securities forward
 contracts, swaps and
 options................     130      51      21       3         --             3       208
                          ------  ------  ------  ------      ------       ------   -------
 Total..................  $3,396  $6,744  $6,029  $2,290      $1,508       $1,475   $21,442
                          ======  ======  ======  ======      ======       ======   =======
Percent of total........      16%     31%     28%     11%          7%           7%      100%
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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of August 31, 1999, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended August 31, 1999 and 1998, and cash flows for the nine month periods ended August 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

New York, New York
October 15, 1999

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

  Morgan Stanley Dean Witter & Co. (the "Company") is a pre-eminent global financial services firm that maintains leading market positions in each of its businesses--Securities and Asset Management and Credit Services. The Company combines global strength in investment banking (including underwriting public offerings of securities and mergers and acquisitions advice) and institutional sales and trading with strength in providing investment and global asset management products and services and, primarily through its Discover Card brand, quality consumer credit products. The Company's business also includes direct-marketed activities such as the on-line securities services offered by Discover Brokerage Direct, Inc.

Results of Operations*

 Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and economic factors. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature, including economic and market conditions; the availability of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet and the Year 2000 issue); the availability of credit; inflation; investor sentiment; and legislative and regulatory developments. Such factors may also have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

  The Company's Securities and Asset Management business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into mutual funds, and the size, number and timing of transactions or client assignments (including realization of returns from the Company's private equity and other principal investments).

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

  Such competition, among other things, affects the Company's ability to attract and retain highly skilled individuals. Competitive factors also affect the Company's success in attracting and retaining clients and assets
--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

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

  The impact of either anticipated or actual Year 2000 problems in the financial services industry may reduce the general level of investment banking activity and trading activity by market participants and may have an adverse affect on the Company's business and operations in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. For further information on the Year 2000 issue, refer to the Company's "Year 2000 Readiness Disclosure" beginning on page 33.

 Global Market and Economic Conditions in the Quarter Ended August 31, 1999

  Global market and economic conditions in the quarter ended August 31, 1999 were generally favorable, although not as positive as during the first two quarters of fiscal 1999. Economic growth remained robust in the U.S., while conditions in Europe and the Far East continued to exhibit signs of improvement. Market conditions during the quarter were significantly more favorable than those which existed in the third quarter of fiscal 1998. During that period, severe economic turmoil in Russia, Asia and certain emerging market nations adversely affected investor confidence and led to periods of extreme volatility, low levels of liquidity and increased credit spreads, creating difficult conditions in the global financial markets.

  In the U.S., the domestic economy continued to exhibit positive fundamentals and a steady rate of growth. The strength of the U.S. economy reflected several favorable domestic trends, including low unemployment, high levels of consumer confidence and spending, and a high demand for imports. In addition, the U.S. economy benefited from the ongoing recovery in certain international markets. Throughout the quarter, there were numerous indications that U.S. economic growth was continuing at a brisk pace and at a higher rate than anticipated. Such indications, coupled with the renewed vigor in international markets, greatly increased fears of accelerating inflation. As a result, the Federal Reserve Board (the "Fed") raised the overnight lending rate by 0.25% on two separate occasions during the quarter, and also raised the discount rate by 0.25%. While the Fed announced that it was adopting a neutral stance toward interest rates, considerable uncertainty still remained as to whether additional actions would be necessary in order to mitigate inflationary pressures.

  Conditions in European markets were relatively stable during the quarter. European financial markets have benefited from positive investor sentiment relating to the European Economic and Monetary Union ("EMU"). Since the EMU's inception on January 1, 1999, the euro has emerged as a new funding alternative for many issuers, although its performance relative to the U.S. dollar has been negatively affected by the sluggish rate of economic growth within the European Union (the "EU") and the ongoing strength of the U.S. economy. However, during the quarter the prospects for improved economic performance within Europe increased due to indications of recovery in the levels of manufacturing output and exports in Germany, the region's largest economy. Economic prospects in the EU have also improved due to the ongoing recovery of international economies, and from the European Central Bank's (the "ECB") decision to cut interest rates by 0.50% during the second quarter of fiscal 1999.

  Economic and financial difficulties have existed in the Far East since the latter half of fiscal 1997. The Japanese economy has suffered from its worst recession since the end of World War II, and has been adversely affected by shrinking consumer demand, declining corporate profits, rising unemployment and deflation. However, there were indications that the steps taken by Japan's government to mitigate these conditions, including bank bailouts, emergency loans and stimulus packages, were beginning to have a favorable impact on the nation's economic performance. As a result, market conditions in Japan have exhibited signs of improvement. Market conditions elsewhere in the Far East, including Hong Kong and Korea, have also exhibited signs of recovery. Although much uncertainty still remains, investor interest in the Far East region has generally increased as a result of these developments.

 Results of the Company for the Quarter and Nine Month Period ended August 31, 1999 and 1998

  The Company's net income of $970 million and $3,158 million in the quarter and nine month periods ended August 31, 1999 represented increases of 55% and 54% from the comparable periods of fiscal 1998. Net income for the nine month period ended August 31, 1998 included a charge of $117 million resulting from the cumulative effect of an accounting change. Excluding the impact of the cumulative effect of an accounting change, net income for the nine month period ended August 31, 1999 increased 46% from the comparable prior year period. Diluted earnings per common share were $1.65 and $5.35 in the quarter and nine month periods ended August 31, 1999 as compared to $1.01 and $3.28 in the quarter and nine month periods ended August 31, 1998. Excluding the cumulative effect of an accounting change, diluted earnings per share for the nine month period ended August 31, 1998 was $3.47. The Company's annualized return on common equity was 25.9% and 28.9% for the quarter and nine month periods ended August 31, 1999, as compared to 18.9% and 20.3% for the comparable periods of fiscal 1998. Excluding the cumulative effect of an accounting change, the annualized return on common equity for the nine month period ended August 31, 1998 was 21.3%.

  The increase in net income in the quarter and nine month periods ended August 31, 1999 from the comparable prior year periods was primarily due to higher principal trading, principal investment, commission and investment banking revenues coupled with improved operating results from the Company's Credit Services business. These increases were partially offset by higher incentive-based compensation and other non-interest expenses. In addition, the results of the comparable quarterly period in fiscal 1998 were adversely affected by difficult conditions in the global financial markets. The Company's income tax rate for the quarter and nine month periods ended August 31, 1999 was 38.0%, as compared to 31.2% and 37.0% in the quarter and nine month periods ended August 31, 1998. The higher income tax rate in the fiscal 1999 quarterly and nine month periods reflects, among other things, a less favorable mix of earnings in certain geographic locations; the prior year's results also included the impact of favorable tax transactions.

 Business Acquisition

  During the second quarter of fiscal 1999, the Company completed its acquisition of AB Asesores, the largest independent financial services firm in Spain. AB Asesores has strategic positions in personal investment, asset management, institutional research and brokerage, and investment banking. Through its approximately 290 financial advisors, it offers its individual investors proprietary mutual funds and other financial products. This acquisition reflects the Company's strategic initiative to build an international Securities and Asset Management business to serve the needs of individual investors. The Company's fiscal 1999 results include the operations of AB Asesores since March 25, 1999, the date of acquisition.

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

                        SECURITIES AND ASSET MANAGEMENT

Statements of Income (dollars in millions)

                                                                  Nine Months
                                                 Three Months    Ended August
                                               Ended August 31,       31,
                                               ----------------- -------------
                                                 1999    1998     1999   1998
                                               -------- -------- ------ ------
                                                 (unaudited)      (unaudited)
Revenues:
  Investment banking.........................  $  1,207 $   819  $3,186 $2,607
  Principal transactions:
    Trading..................................     1,184     499   4,801  2,493
    Investments..............................        78    (174)    493     (1)
  Commissions................................       729     608   2,183  1,766
  Asset management, distribution and
   administration fees.......................       799     718   2,278  2,135
  Interest and dividends.....................     4,415   3,603  10,506 10,297
  Other......................................        39      51     124    150
                                               -------- -------  ------ ------
    Total revenues...........................     8,451   6,124  23,571 19,447
  Interest expense...........................     4,043   3,146   9,779  9,301
                                               -------- -------  ------ ------
    Net revenues.............................     4,408   2,978  13,792 10,146
                                               -------- -------  ------ ------
Non-interest expenses:
  Compensation and benefits..................     2,170   1,468   6,704  4,991
  Occupancy and equipment....................       150     130     425    380
  Brokerage, clearing and exchange fees......       128     160     369    416
  Information processing and communications..       202     175     600    489
  Marketing and business development.........       155     135     471    377
  Professional services......................       184     151     485    388
  Other......................................       189     140     504    395
                                               -------- -------  ------ ------
    Total non-interest expenses..............     3,178   2,359   9,558  7,436
                                               -------- -------  ------ ------
Income before income taxes and cumulative
 effect of accounting change.................     1,230     619   4,234  2,710
Income tax expense...........................       462     177   1,613  1,000
                                               -------- -------  ------ ------
Income before cumulative effect of accounting
 change......................................       768     442   2,621  1,710
Cumulative effect of accounting change ......       --      --      --    (117)
                                               -------- -------  ------ ------
    Net income...............................  $    768 $   442  $2,621 $1,593
                                               ======== =======  ====== ======

  Securities and Asset Management net revenues of $4,408 million and $13,792 million in the quarter and nine month period ended August 31, 1999 represented an increase of 48% and 36% from the comparable periods of fiscal 1998. Securities and Asset Management net income of $768 million and $2,621 million in the quarter and nine month period ended August 31, 1999 represented an increase of 74% and 65% from the comparable periods of fiscal 1998. Net income for the nine month period ended August 31, 1998 included a charge of $117 million representing a cumulative effect of an accounting change. Excluding the cumulative effect of an accounting change, net income for the nine month period ended August 31, 1999 increased 53% from the comparable prior year period. In both periods, the increases were primarily attributable to higher principal trading, principal investment, investment banking and commission revenues, partially offset by higher incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 1999 increased 47% primarily due to higher revenues from merger, acquisition and restructuring activities and higher revenues from both debt and equity underwritings. Investment banking revenues in the quarter ended August 31, 1998 were adversely affected by high levels of volatility in the global financial markets, primarily attributable to periods of economic turmoil which existed in Russia and Asia.

  Revenues from merger, acquisition and restructuring activities increased to record levels in the quarter ended August 31, 1999. The global market for such transactions continued to be robust during the quarter, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trend of consolidation and globalization across many industry sectors. The generally favorable market conditions which existed during the quarter and the Company's strong global market share in many industry sectors contributed to the high level of revenues from merger and acquisition transactions. Higher revenues from real estate advisory transactions also contributed to the increase.

  Equity underwriting revenues in the quarter ended August 31, 1999 increased from the comparable prior year period. Equity underwriting revenues benefited from the high volume of equity offerings which occurred during the beginning of the quarter, particularly in the U.S. and Europe. The Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Fixed income underwriting revenues in the quarter ended August 31, 1999 also increased from the comparable prior year period. The volume of fixed income underwriting transactions continued to be strong, benefiting from the need for strategic financing and the relatively low level of interest rates in the U.S. In addition, the EMU has permitted many corporate issuers to access the euro-denominated credit market, which continued to have a favorable impact on the volume of fixed income primary transactions.

  Investment banking revenues in the nine month period ended August 31, 1999 increased 22% from the comparable period of fiscal 1998. The increase was attributable to higher revenues from merger, acquisition and restructuring activities and from both equity and debt underwritings, reflecting continued strong transaction volumes.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities, including derivatives, in which the Company acts as principal and gains and losses on securities held for resale, increased 137% in the quarter ended August 31, 1999 from the comparable period of fiscal 1998. The significant increase reflected higher levels of fixed income, equity and commodity trading revenues, partially offset by a decline in foreign exchange trading revenues. The increase also reflects the difficult global market and economic conditions which adversely affected principal trading revenues during the quarter ended August 31, 1998.

  Fixed income trading revenues increased in the quarter ended August 31, 1999 from the comparable period of fiscal 1998, primarily reflecting higher revenues from trading investment grade securities and global high yield securities. Conditions in the fixed income markets during the third quarter of fiscal 1999 were affected by heightened concerns of inflation in the U.S., speculation as to the Fed's monetary policy and widening credit spreads in certain markets. However, such conditions were more favorable than those which existed during the third quarter of fiscal 1998, when difficult economic conditions in Russia, Asia and certain emerging markets caused investor preferences to shift toward less risky financial instruments, principally to U.S. Treasury securities. Such conditions negatively affected the trading of credit sensitive fixed income products by widening credit spreads, reducing liquidity, and de-coupling the historical price relationships between credit sensitive securities and government bonds.

  Equity trading revenues increased in the quarter ended August 31, 1999 as compared to the prior year period, primarily reflecting higher revenues from equity cash products. Higher revenues from trading in equity cash products were primarily driven by increased levels of customer trading volumes in both listed and over-the-counter securities, particularly in the U.S. and in Europe. Revenues from equity cash products in Asian markets also increased, as improved conditions in the region led to increased customer trading volumes. Higher revenues from certain proprietary trading activities also contributed to the increase in equity trading revenues. Such increases were partially offset by a decline in revenues from equity derivative products, primarily attributable to lower levels of volatility, particularly in U.S. markets.

  Commodity trading revenues increased significantly in the quarter ended August 31, 1999 as compared to the prior year period, primarily driven by higher revenues from trading in energy related products. Trading revenues from energy related products benefited from a sharp rise in global energy prices throughout the quarter, which was primarily attributable to reduced production volumes and lower inventory levels. In addition, natural gas prices also rose during the quarter, as warm temperatures in certain regions of the U.S. increased demand.

  Foreign exchange trading revenues decreased in the quarter ended August 31, 1999 as compared to the prior year period. Trading revenues were negatively impacted by reduced customer activity and lower levels of volatility in the foreign exchange markets. The value of the euro against the U.S. dollar continued to be affected by the strong economic performance of the U.S., coupled with sluggish growth within much of Europe. During the quarter there was also uncertainty in the direction of the euro due to the Fed's interest rate actions and speculation about possible interest rate actions by the ECB. The Japanese yen strengthened against the U.S. dollar during the quarter due to the prospects of improved economic performance in Japan and increased investor demand for yen-denominated assets.

  Principal transaction investment gains aggregating $78 million were recorded in the quarter ended August 31, 1999, as compared to losses of $174 million in the quarter ended August 31, 1998. Fiscal 1999's results primarily reflect gains from increases in the value of certain private equity and venture capital investments. Fiscal 1998's results primarily reflect losses from an institutional leveraged emerging markets debt portfolio, partially offset by gains from increases in the value of certain private equity investments, including gains from the initial public offering of Equant N.V., a Netherlands based data communications company.

  Principal transaction trading revenues increased 93% in the nine month period ended August 31, 1999 from the comparable prior year period, primarily reflecting higher fixed income, equity and commodity trading revenues. Fixed income trading revenues increased due to higher revenues from trading investment grade, global high yield and derivative securities, and benefited from improved overall conditions in the global financial markets, strong customer transaction volume and market volatility. The increase in equity trading revenues reflected higher revenues from trading both cash and derivative equity products. Equity trading revenues benefited from high levels of customer trading volume and market volatility, particularly in the U.S. and in Europe. Higher revenues from certain proprietary trading activities also contributed to the increase in equity trading revenues. Commodity trading revenues also increased, reflecting higher revenues from commodity derivatives and energy products which benefited from rallying energy prices. These increases were partially offset by lower foreign exchange trading revenues.

  Principal transaction investment gains aggregating $493 million were recognized in the nine month period ended August 31, 1999 as compared to losses of $1 million in the nine month period ended August 31, 1998. Fiscal 1999's results primarily reflect realized and unrealized gains relating to the Company's investments in Equant N.V. and Knight/Trimark Group Inc. Net gains from increases in the value of certain other private equity investments also contributed to fiscal 1999's results. Fiscal 1998's results reflect losses from an institutional leveraged emerging markets debt portfolio that occurred during the third quarter, partially offset by gains from increases in the carrying values of certain private equity investments.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 20% in the quarter ended August 31, 1999 from the comparable period of fiscal 1998. In the U.S., favorable market conditions contributed to an increased volume of customer securities transactions, including listed agency and over-the-counter equity products. Revenues from markets in Europe also benefited from high trading volumes and market volatility, as well as from the Company's increased sales and research coverage of the region which began in mid-1997. Revenues from Asian markets benefited from higher trading volumes as improved economic conditions increased investor interest in the region. The continued growth in the number of the Company's financial advisors also contributed to the increase.

  Commission revenues increased 24% in the nine month period ended August 31, 1999 from the comparable period of fiscal 1998. The increase primarily reflects a higher level of customer trading activity in the global equity markets.

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

  Asset management, distribution and administration revenues increased 11% and 7% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998, primarily reflecting higher fund management and 12b-1 fees as well as other revenues resulting from a higher level of assets under management or supervision. The increases were partially offset by the absence of revenues from correspondent clearing and global custody activities, which was attributable to the Company's sale of its correspondent clearing business in the third quarter of fiscal 1998 and its global custody business in the fourth quarter of fiscal 1998.

  Customer assets under management or supervision increased to $415 billion at August 31, 1999 from $353 billion at August 31, 1998. The increase in assets under management or supervision primarily reflected appreciation in the value of customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $247 billion at August 31, 1999 and $200 billion at August 31, 1998. Products offered primarily to institutional investors were $168 billion at August 31, 1999 and $153 billion at August 31, 1998.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense should be viewed in the broader context of principal trading and investment banking results. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, the interest income or expense associated with financing or hedging the Company's positions, and potential underwriting, commission or other revenues associated with related primary or secondary market sales. Net interest revenues decreased 19% and 27% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998, partially reflecting the level and mix of interest bearing assets and liabilities during the respective periods, as well as certain trading strategies utilized in the institutional securities business.

 Non-Interest Expenses

  Total non-interest expenses increased 35% and 29% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. Within the non-interest expense category, compensation and benefits expense increased 48% and 34% in the quarter and nine month period ended August 31, 1999, principally reflecting higher incentive-based compensation due to higher levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expense increased 13% and 17% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. Occupancy and equipment expense increased 15% and 12% in the quarter and nine month period ended August 31, 1999, primarily due to increased office space in New York and certain other locations, and additional rent associated with 31 new branch locations in the U.S. Brokerage, clearing and exchange fees decreased 20% and 11% in the quarter and nine month period ended August 31, 1999. In both periods, the decrease was primarily attributable to the inclusion of external commissions paid in connection with the Company's launch of the Van Kampen Senior Income Trust mutual fund in fiscal 1998's expenses. In addition, lower agent bank costs were incurred due to the Company's fiscal 1998 sale of its global custody business. These decreases were partially offset by higher brokerage expenses due to increased global securities trading volume. Information processing and communications expense increased 15% and 23% in the quarter and nine month period ended August 31, 1999, primarily due to increased costs associated with the Company's information processing infrastructure, including server and data center costs. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 15% and 25% in the quarter and nine month period ended August 31, 1999, reflecting higher advertising expenses associated with the Company's individual securities business. Increased travel and entertainment costs associated with the continued high levels of activity in the global financial markets also contributed to the increase in both periods. The increase in the nine month period also reflects higher advertising costs associated with DBD. Professional services expense increased 22% and 25% in the quarter and nine month period ended August 31, 1999, primarily reflecting higher consulting costs associated with certain information technology initiatives, including the preparation for the Year 2000, as well as the Company's increased global business activities. Higher legal costs also contributed to the increase. Other expense increased 35% and 28% in the quarter and nine month period ended August 31, 1999, which reflects the impact of a higher level of business activity on various operating expenses. The amortization of goodwill associated with the Company's acquisition of AB Asesores in March 1999 also contributed to the increase.

                                Credit Services

Statements of Income (dollars in millions)

                                                         Three
                                                        Months     Nine Months
                                                         Ended        Ended
                                                      August 31,   August 31,
                                                      ----------- -------------
                                                      1999  1998   1999   1998
                                                      ----- ----- ------ ------
                                                      (unaudited)  (unaudited)
Fees:
  Merchant and cardmember............................ $ 392 $ 438 $1,090 $1,270
  Servicing..........................................   313   255    876    658
Other................................................   --      1    --       4
                                                      ----- ----- ------ ------
  Total non-interest revenues........................   705   694  1,966  1,932
                                                      ----- ----- ------ ------
Interest revenue.....................................   546   680  1,624  2,132
Interest expense.....................................   203   231    622    775
                                                      ----- ----- ------ ------
  Net interest income................................   343   449  1,002  1,357
Provision for consumer loan losses...................   113   280    409    960
                                                      ----- ----- ------ ------
  Net credit income..................................   230   169    593    397
                                                      ----- ----- ------ ------
  Net revenues.......................................   935   863  2,559  2,329
                                                      ----- ----- ------ ------
Non-interest expenses:
  Compensation and benefits..........................   132   141    374    423
  Occupancy and equipment............................    16    18     40     51
  Information processing and communications..........   123   116    349    344
  Marketing and business development.................   253   219    713    557
  Professional services..............................    30    25     82     72
  Other..............................................    48    53    142    153
                                                      ----- ----- ------ ------
    Total non-interest expenses......................   602   572  1,700  1,600
                                                      ----- ----- ------ ------
Income before income taxes...........................   333   291    859    729
Provision for income taxes...........................   131   107    322    270
                                                      ----- ----- ------ ------
  Net income......................................... $ 202 $ 184 $  537 $  459
                                                      ===== ===== ====== ======

  Credit Services net income of $202 million and $537 million in the quarter and nine month period ended August 31, 1999 represented an increase of 10% and 17% from the comparable periods of fiscal 1998. The increases in net income in both periods were primarily attributable to a lower provision for loan losses and increased servicing fees, partially offset by lower net interest income, merchant and cardmember fees and higher marketing and business development expenses.

  The quarter and nine month period ended August 31, 1999 does not include the results from operations of SPS Transaction Services, Inc. ("SPS"), the Prime Option SM MasterCard(R) portfolio ("POS") and certain receivables associated with the discontinued BRAVO(R) Card, all of which were sold during fiscal 1998. The Company sold its interest in the operations of SPS, which was a 73%- owned, publicly held subsidiary of the Company, in the fourth quarter of fiscal 1998. POS, a business the Company operated with NationsBank of Delaware, N.A., was sold during the second quarter of fiscal 1998. The Company discontinued its BRAVO Card in fiscal 1998 and sold certain credit card receivables associated with the BRAVO Card in the fourth quarter of fiscal 1998.

  During the quarter ended August 31, 1999, the Company announced plans for the launch of the Morgan Stanley Dean Witter Card (the "MSDW SM Card") in the United Kingdom, which features a Cashback Bonus(R) award, attractive pricing and no annual fee. The MSDW Card is issued by Morgan Stanley Dean Witter Bank Limited on the Europay/MasterCard(R) Network. The new credit card is offered in the United Kingdom through a major marketing initiative that includes a new advertising campaign as well as direct mail and press inserts.

 Non-Interest Revenues

  Total non-interest revenues increased 2% in both the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees decreased 11% and 14% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. In both periods, the decreases were primarily due to the Company's sale of the operations of SPS. The decrease in the nine month period was also affected by the sale of POS. Both periods were also impacted by higher merchant discount revenue offset by lower levels of overlimit fees associated with the Discover Card. The nine month period ended August 31, 1999 was also impacted by a decrease in cash advance fees and late payment fees associated with the Discover Card. The increases in Discover Card merchant discount revenue in both periods were associated with higher levels of sales volume. Overlimit fees decreased in both periods primarily due to a lower level of owned consumer loans. Cash advance fees decreased in the nine month period ended August 31, 1999 due to lower cash advance transaction volume, primarily attributable to the Company's actions to limit cash advances in an effort to improve credit quality. Late payment fees decreased in the nine month period ended August 31, 1999 primarily due to lower levels of owned consumer loans.

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal through charged off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $526 million in the quarter ended August 31, 1999 and $3,000 million in the nine month period ended August 31, 1999. During the comparable periods of fiscal 1998, the Company completed asset securitizations of $1,234 million and $3,444 million. The asset securitization transaction completed in the third quarter of fiscal 1999 has an expected maturity of 5 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                         Three
                                                        Months
                                                         Ended     Nine Months
                                                        August        Ended
                                                          31,      August 31,
                                                       ----------  ------------
                                                       1999  1998  1999   1998
                                                       ----  ----  -----  -----
Merchant and cardmember fees.......................... $149  $139  $ 418  $ 359
Interest revenue......................................  705   683  2,028  1,910
Interest expense...................................... (264) (269)  (744)  (754)
Provision for consumer loan losses.................... (277) (298)  (826)  (857)
                                                       ----  ----  -----  -----
Servicing fees........................................ $313  $255  $ 876  $ 658
                                                       ====  ====  =====  =====

  Servicing fees increased 23% and 33% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. The increase in both periods was due to higher levels of net interest cash flows, increased fee revenue, and lower credit losses from securitized consumer loans. The increases in net interest and fee revenue were primarily a result of higher levels of average securitized loans. The decrease in credit losses was the result of a lower level of charge-offs related to the Discover Card portfolio and the positive impact of the sale of the operations of SPS, partially offset by an increase in the level of securitized consumer loans.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, currently earn interest revenue at fixed rates and, to a lesser extent, market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income decreased 24% and 26% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. The decreases in both periods were primarily due to lower average levels of owned consumer loans and a lower yield on these loans. The decrease in owned consumer loans in both periods was due to the sale of the operations of SPS, the discontinuance of the BRAVO Card in fiscal 1998, and a higher level of securitized Discover Card loans. The nine month period was also affected by the sale of POS. The lower yield during both periods was due to a lower yield on Discover Card loans coupled with the exclusion of SPS loans from the Company's portfolio. The lower yield on Discover Card loans in the quarter ended August 31, 1999 was primarily due to the more competitive interest rates offered to both existing and new cardmembers. In the nine month period ended August 31, 1999, the lower yield on Discover Card loans was due to the Company's repricing of credit card receivables, coupled with the effect of changes in the interest rates on the Company's variable loan portfolio, primarily associated with a decrease in the prime rate in the fourth quarter of fiscal 1998.

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

  The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and nine month periods ended August 31, 1999 and 1998 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                       Three Months Ended August 31,
                               --------------------------------------------------
                                        1999                     1998
                               ------------------------ -------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance   Rate   Interest
                               -------  -----  -------- --------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $15,307  13.37%  $ 516   $15,913   14.61%   $586
Other consumer loans.........        4   8.95     --      1,503   16.99      65
Investment securities........      551   5.04       7       460    5.56       7
Other........................    1,607   5.78      23     1,498    5.95      22
                               -------          -----   -------            ----
    Total interest earning
     assets..................   17,469  12.40     546    19,374   13.91     680
Allowance for loan losses....     (771)                    (836)
Non-interest earning assets..    1,720                    1,602
                               -------                  -------
    Total assets.............  $18,418                  $20,140
                               =======                  =======
LIABILITIES AND SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,447   4.42%  $  16   $ 1,211    4.93%   $ 15
  Brokered...................    5,607   6.21      88     5,643    6.53      93
  Other time.................    1,848   5.77      27     2,047    6.24      32
                               -------          -----   -------            ----
    Total interest bearing
     deposits................    8,902   5.83     131     8,901    6.25     140
Other borrowings.............    5,235   5.50      72     6,079    5.95      91
                               -------          -----   -------            ----
    Total interest bearing
     liabilities.............   14,137   5.71     203    14,980    6.13     231
Shareholder's equity/other
 liabilities.................    4,281                    5,160
                               -------                  -------
    Total liabilities and
     shareholder's equity....  $18,418                  $20,140
                               =======                  =======
                                                -----                      ----
Net interest income..........                   $ 343                      $449
                                                =====                      ====
Net interest margin..........                    7.79%                     9.17%
Interest rate spread.........            6.69%                     7.78%

Average Balance Sheet Analysis (dollars in millions)

                                       Nine Months Ended August 31,
                               -------------------------------------------------
                                        1999                     1998
                               ------------------------ ------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance  Rate   Interest
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 loans.......................  $15,454  13.18%  $1,530  $17,559  14.02%  $1,849
Other consumer loans.........        4   9.02      --     1,575  16.70      198
Investment securities........      712   5.09       27      435   6.70       22
Other........................    1,622   5.50       67    1,419   5.96       63
                               -------          ------  -------          ------
    Total interest earning
     assets..................   17,792  12.16    1,624   20,988  13.53    2,132
Allowance for loan losses....     (775)                    (857)
Non-interest earning assets..    1,676                    1,640
                               -------                  -------
    Total assets.............  $18,693                  $21,771
                               =======                  =======
LIABILITIES AND SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,456   4.38%  $   48  $ 1,015   4.82%  $   37
  Brokered...................    5,238   6.37      250    5,877   6.60      291
  Other time.................    1,949   5.54       81    2,203   6.16      102
                               -------          ------  -------          ------
    Total interest bearing
     deposits................    8,643   5.85      379    9,095   6.29      430
Other borrowings.............    5,853   5.52      243    7,635   6.02      345
                               -------          ------  -------          ------
    Total interest bearing
     liabilities.............   14,496   5.72      622   16,730   6.17      775
Shareholder's equity/other
 liabilities.................    4,197                    5,041
                               -------                  -------
    Total liabilities &
     shareholder's equity....  $18,693                  $21,771
                               =======                  =======
                                                ------                   ------
Net interest income..........                   $1,002                   $1,357
                                                ======                   ======
Net interest margin..........                     7.50%                    8.61%
Interest rate spread.........            6.44%                    7.36%

Rate/Volume Analysis (dollars in millions)

                              Three Months Ended         Nine Months Ended
                             August 31, 1999 vs.        August 31, 1999 vs.
                                     1998                      1998
                             ------------------------  -----------------------
                             Increase/(Decrease)        Increase/(Decrease)
                              Due to Changes in          Due to Changes in
                             ------------------------  -----------------------
                             Volume   Rate    Total    Volume    Rate   Total
                             -------  ------  -------  -------  ------  ------
INTEREST REVENUE
General purpose credit card
 loans.....................   $  (22) $  (48) $   (70) $ (222)  $  (97) $ (319)
Other consumer loans.......      (65)     --      (65)   (198)      --    (198)
Investment securities......        1      (1)      --      14       (9)      5
Other......................        2      (1)       1       9       (5)      4
                                              -------                   ------
  Total interest revenue...      (67)    (67)    (134)   (325)    (183)   (508)
INTEREST EXPENSE
Interest bearing deposits
Savings....................        3      (2)       1      16       (5)     11
Brokered...................       (1)      9        8     (32)       5     (27)
Other time.................       (3)     (2)      (5)    (12)      (9)    (21)
                                              -------                   ------
  Total interest bearing
   deposits................       --       4        4     (21)     (16)    (37)
Other borrowings...........      (13)    (19)     (32)    (80)     (36)   (116)
                                              -------                   ------
  Total interest expense...      (13)    (15)     (28)   (104)     (49)   (153)
                                              -------                   ------
Net interest income........   $  (54) $  (52) $  (106) $ (221)  $ (134) $ (355)
                              ======  ======  =======  ======   ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                       Three Months Ended August 31,
                               -----------------------------------------------
                                        1999                    1998
                               ----------------------- -----------------------
                                Avg.   Rate             Avg.   Rate
                                Bal.     %    Interest  Bal.     %    Interest
                               ------- -----  -------- ------- -----  --------
Consumer loans................ $33,379 14.30%  $1,204  $34,076 15.19%  $1,304
General purpose credit card
 loans........................  33,375 14.30    1,203   31,955 15.06    1,212
Total interest earning
 assets.......................  35,537 13.78    1,234   36,034 14.68    1,333
Total interest bearing
 liabilities..................  32,205  5.69      462   31,640  6.13      489
Consumer loan interest rate
 spread.......................          8.61                    9.06
Interest rate spread..........          8.09                    8.55
Net interest margin...........          8.62                    9.30
                                       Nine Months Ended August 31,
                               -----------------------------------------------
                                        1999                    1998
                               ----------------------- -----------------------
                                Avg.   Rate             Avg.   Rate
                                Bal.     %    Interest  Bal.     %    Interest
                               ------- -----  -------- ------- -----  --------
Consumer loans................ $32,845 14.25%  $3,515  $35,115 14.90%  $3,927
General purpose credit card
 loans........................  32,841 14.25    3,514   32,887 14.75    3,641
Total interest earning
 assets.......................  35,179 13.67    3,609   36,969 14.46    4,012
Total interest bearing
 liabilities..................  31,883  5.64    1,350   32,710  6.18    1,518
Consumer loan interest rate
 spread.......................          8.61                    8.72
Interest rate spread..........          8.03                    8.28
Net interest margin...........          8.55                    8.99

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy on a portfolio-by-portfolio basis and was $766 million and $855 million at August 31, 1999 and 1998, respectively. The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 60% and 57% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. The decreases in both periods were primarily due to a lower level of charge-offs related to the Discover Card portfolio and the positive impact of the sale of the operations of SPS and the discontinuance of the BRAVO Card. The nine month period was also affected by the sale of POS. These decreases were reflective of the Company's continuing efforts to improve the credit quality of its portfolio. The provision for consumer loan losses was also positively impacted by a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. This loan loss allowance will be fully amortized over fiscal 1999. The Company's future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of consumer loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged off in the month in which they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

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

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

Asset Quality (dollars in millions)

                                   August 31,                 November 30,
                         ----------------------------------  ----------------
                              1999              1998              1998
                         ----------------  ----------------  ----------------
                          Owned   Managed   Owned   Managed   Owned   Managed
                         -------  -------  -------  -------  -------  -------
Consumer loans at
 period-end............. $16,557  $34,381  $17,657  $34,228  $15,996  $32,502
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days.........    2.71%    4.04%    4.15%    4.20%    3.54%    3.69%
  90 to 179 days........    1.46%    2.30%    2.95%    2.99%    2.67%    2.84%
Net charge-offs as a
 percentage of average
 consumer loans (year-
 to-date)...............    5.12%    5.70%    6.77%    6.89%    6.75%    6.90%

 Non-Interest Expenses

  Non-interest expenses increased 5% and 6% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998.

  Compensation and benefits expense decreased 6% and 12% in the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998 due to a lower level of compensation costs resulting from the sale of the operations of SPS, partially offset by higher employment costs at Discover Financial Services associated with increased employment levels. The decrease in the nine month period was also affected by the sale of POS. Occupancy and equipment expense decreased 11% and 22%, primarily due to the exclusion of the results of SPS in fiscal 1999. The decrease in the nine month period was also affected by the sale of POS. Information processing and communications expense increased 6% and 1% due to increased external data processing costs at Discover Financial Services, partially offset by the exclusion of the results of SPS in fiscal 1999. The increase in the nine month period was also partially offset by the sale of POS. Marketing and business development expense increased 16% and 28% during the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. In both periods the increases were due to direct mailing and other promotional activities related to the launch and continued promotion of the Discover Platinum Card and higher cardmember rewards expense. Higher cardmember rewards expense in both periods was due to increased sales volume. Cardmember rewards expense includes the Cashback Bonus award, pursuant to which the Company annually pays Discover cardmembers and Private Issue(R) cardmembers electing this feature a percentage of their purchase amounts. The Company expects to continue to invest in the growth of its credit card business, including the launch of the MSDW Card in the United Kingdom which was announced during the quarter ended August 31, 1999. Professional services expense increased 20% and 14% during the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998 due to increased costs associated with account collections and consumer credit counseling, partially offset by a decrease in expenses associated with the sale of the operations of SPS. The increase in the nine month period was also partially offset by the sale of POS. Other expenses decreased 9% and 7% during the quarter and nine month period ended August 31, 1999 from the comparable periods of fiscal 1998. The decreases in both periods were due to the exclusion of the results of SPS in fiscal 1999 and a decrease in fraud losses, partially offset by higher expenses related to the Discover Platinum Card and expenses associated with the launch of the MSDW Card in the United Kingdom.

Liquidity and Capital Resources

  The Company's total assets increased from $317.6 billion at November 30, 1998 to $340.9 billion at August 31, 1999 primarily reflecting higher financial instruments owned, securities borrowed and customer receivables. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  As of September 30, 1999 the Company's credit ratings were as follows:

                                                             Commercial   Senior
                                                                Paper      Debt
                                                             -----------  ------
      Dominion Bond Rating Service Limited.................. R-1 (middle)  n/a
      Duff & Phelps Credit Rating Co........................        D-1+    AA
      Fitch IBCA Inc........................................         F1+   AA-
      Japan Rating & Investment Information, Inc. (1).......        a-1+    AA
      Moody's Investors Service.............................         P-1   Aa3
      Standard & Poor's (2).................................         A-1    A+
      Thomson Financial BankWatch (3).......................       TBW-1   AA+

--------
(1) On September 21, 1999, Japan Rating & Investment Information, Inc. upgraded the Company's senior debt rating from AA- to AA.
(2) On April 16, 1999, Standard & Poor's placed the Company's senior debt ratings on Positive Outlook.
(3) On September 23, 1999, Thomson Financial BankWatch upgraded the Company's senior debt rating from AA to AA+.

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

  In developing this plan, the Company has attempted to identify potential levels of disruption and has determined that, while it may well turn out that the level of disruption may be negligible or easily manageable, it is prudent to establish a reasonable, but not extreme, amount of liquidity over the course of the remainder of 1999 in order to avoid the potential for an illiquidity problem late in the year.

  In connection with this plan, the Company has extended the maturity of a portion of its existing short-term unsecured funding. The Company has substantially completed executing its core 1999 long-term financing plan, and has renewed its committed credit facilities. With respect to funding liquidity, the Company's preparation for the Year 2000 will continue throughout the remainder of 1999.

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

  During the nine month period ended August 31, 1999, the Company issued senior notes aggregating $7,311 million, including non-U.S. dollar currency notes aggregating $2,314 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2000 to 2029 and a weighted average coupon interest rate of 4.3% at August 31, 1999; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At August 31, 1999 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $37.8 billion.

  Effective March 1, 1999, the Company redeemed all of the outstanding 7.82% Capital Units and 7.80% Capital Units. The aggregate principal amount of the Capital Units redeemed was $352 million. During the quarter ended May 31, 1999, the Company repurchased in a series of transactions in the open market approximately $64 million of the $134 million outstanding 8.03% Capital Units. During the third fiscal quarter the Company retired these repurchased Capital Units.

  On May 5, 1999, the Company's shelf registration statement for the issuance of an additional $12 billion of debt securities, units, warrants or purchase contracts or any combination thereof in the form of units or preferred stock, became effective.

  During the nine month period ended August 31, 1999, the Company purchased $1,732 million of its common stock. Subsequent to August 31, 1999 and through September 30, 1999, the Company purchased an additional $222 million of its common stock.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 1999, put options were outstanding on an aggregate of 1,068,500 shares of the Company's common stock. The maturity dates of these put options range from September 1999 through November 1999. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

  On April 28, 1999, the Company renewed its senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $9.1 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At August 31, 1999, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. Both the master collateral facility and the secured committed credit agreement were renewed on June 8, 1999. At August 31, 1999, no borrowings were outstanding under the MS&Co. Facility.

  On May 25, 1999, the Company renewed its revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.91 billion available in 6 currencies. At August 31, 1999 no borrowings were outstanding under the MSIL Facility.

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

  RFC also maintains a $2.6 billion senior bank credit facility which supports the issuance of asset-backed commercial paper. On July 12, 1999, the RFC senior bank credit facility was renewed. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility for short-term funding from time to time.

  At August 31, 1999, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.1 billion, and goodwill and other intangible assets of $1.4 billion, were illiquid. In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid.

  In connection with its private equity, real estate and certain other principal investment activities, the Company has equity investments (directly or indirectly through funds managed by the Company) in privately and publicly held companies. At August 31, 1999, the aggregate carrying value of the Company's equity investments in privately held companies (including direct investments and partnership interests) was $239 million, and its aggregate investment in publicly held companies was $436 million. The Company also has commitments of $448 million at August 31, 1999 in connection with its private equity and other principal investment activities.

  In addition, at August 31, 1999, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,551 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 4% to any one issuer, 22% to any one industry or 6% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments that are administered in a manner consistent with the Company's overall risk management policies and procedures (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1998, included in the Company's Annual Report on Form 10-K).

  The Company acts as an underwriter of and as a market-maker in mortgage-backed pass-through securities, collateralized mortgage obligations and related instruments, and as a market-maker in commercial, residential and real estate loan products. In this capacity, the Company takes positions in market segments where liquidity can vary greatly from time to time. The carrying value of the portion of the Company's mortgage-related portfolio at August 31, 1999 traded in markets that the Company believed were experiencing lower levels of liquidity than traditional mortgage-backed pass-through securities approximated $1,350 million.

  In connection with certain of its business activities, the Company provides financing or financing commitments (on a secured and unsecured basis) to companies in the form of senior and subordinated debt, including bridge financing on a selective basis. The borrowers may be rated investment grade or non-investment grade and the loans may have varying maturities. As part of these activities, the Company may syndicate and trade certain positions of these loans. At August 31, 1999, the aggregate value of loans and positions were $1,927 million. The Company has also provided additional commitments associated with these activities aggregating $6,909 million at August 31, 1999. At September 30, 1999, the Company had loans and positions outstanding of $2,165 million and aggregate commitments of $5,789 million. The higher level of the Company's commitments as compared to prior periods is primarily attributable to increased merger and acquisition activities, particularly in Europe. However, there can be no assurance that the level of such activities will continue in future periods.

  The Company has entered into an agreement that will result in the development of an office tower in New York City. Pursuant to this agreement, the Company has entered into a 99-year lease for the land at the proposed development site. The total investment in this project (which will be incurred over the next several years) is estimated to be approximately $650 million.

  At August 31, 1999 financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $21.0 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. It should be noted, however, that in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

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

  The Company has established a firm-wide initiative to address issues associated with the Year 2000 issue. Each of the Company's business areas has taken responsibility for the identification and remediation of Year 2000 issues within its own areas of operations and for addressing all interdependencies. A corporate team of internal and external professionals supports the business teams by providing direction and company-wide coordination as needed. The Year 2000 project has been designated as the highest priority activity of the Company. To ensure that the Company's computer systems are Year 2000 compliant, a team of Information Technology professionals began preparing for the Year 2000 issue in 1995. Since then, the Company has reviewed its systems and programs to identify those that contain two-digit year codes and has upgraded its global infrastructure and corporate facilities. In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

  In addressing the Year 2000 issue, the Company has identified the following phases. In the Awareness phase, the Company defined the Year 2000 issue and obtained executive level support and funding. In the Inventory phase, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues. Such items include facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties. In the Assessment phase, the Company evaluated the items identified in the Inventory phase to determine which will function properly with the change to the new century, and ranked items which will need to be remediated based on their potential impact to the Company. The Remediation phase included an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of non-compliant items. The Testing phase included a thorough testing of all repairs, including present and forward date testing which simulates dates in the Year 2000. The Implementation phase consisted of placing all items that were remediated and successfully tested into production. Finally, the Integration and External Testing phase includes exercising business critical production systems in a future time environment and testing with external entities.

  The Company has completed the Awareness, Inventory, Assessment, Remediation, Testing and Implementation phases pursuant to plan. As of September 30, 1999, Integration Testing has been completed. External Testing is substantially complete, although the Company will continue to participate in global external testing through the remainder of 1999 as deemed necessary.

  The Company continues to survey and communicate with counterparties, intermediaries, and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. In addition, the major operational relationships with vendors of the Company have been identified, and the most critical of them have been tested. The Company is closely monitoring the status of non-compliant vendors. In some cases, the Company has implemented risk reduction steps or created specific contingency plans to mitigate the risk associated with the non-compliant vendor.

  The Company has participated in the planning and execution of the Year 2000 Industrywide Tests organized by the membership of the Securities Industry Association (the "SIA"). Such testing involved the participation of hundreds of firms and a significant number of simulated transactions and conditions. Additionally, the Company has participated in a variety of external tests in the U.S., U.K., Japan, Hong Kong and selected European countries. The Company has achieved successful results in each of the tests in which it participated.

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

  If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. In addition, the Company is monitoring the extent to which the impact of either anticipated or actual Year 2000 problems in the financial services industry, such as a reduction in the general level of investment banking activity and trading activity by market participants, may affect its business and operations.

  The Company has business continuity plans in place for its critical business functions on a worldwide basis. The Company also has in place a Year 2000 Funding Plan (see "Liquidity & Capital Resources"). To help mitigate the impact of potential Year 2000-related issues, the Company is continuing to review the status of its major external counterparties and suppliers with respect to their Year 2000 preparation. Where necessary, contingency plans have been expanded or developed to address specific Year 2000 risk scenarios. In addition, the Company has established a global Command, Control and Communication network (the "C3 Network") to monitor internal and external status, manage escalation procedures and provide a rapid response mechanism to address critical issues. The objective of the C3 Network is to enable Company management, on both a global and regional basis, to monitor and manage any Year 2000 related issues and their impact on the Company's business activities. This preparation includes the development of analytical tools to monitor critical business functions over the event horizon. Monitoring and status reporting will be continuous during the event period.

  The Company has begun and will continue to test Year 2000 specific contingency plans during the remainder of calendar year 1999 as part of its Year 2000 mitigation efforts. As part of this process, the Company expects to conduct "dress rehearsals" among all of the Company's business areas and regional locations. The dress rehearsals will include simulations of potential event scenarios to test the effectiveness of the Company's decision-making ability and escalation tools and certain of the Company's contingency plans as well as the responsiveness of the Company's C3 Network.

  The Company notes that no contingency plan can guarantee that mission critical systems will not be impacted by the Year 2000 issue, particularly with respect to systems that interact with third party products or services outside the Company's control.

  Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $225 million and $250 million. The increase in these estimates from amounts previously reported primarily relate to revised internal estimates associated with the C3 Network and contingency planning. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through August 31, 1999, the Company has expended approximately $190 million on the Year 2000 project. The majority of the remaining costs are expected to be incurred primarily in relation to the C3 Network and contingency planning activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

  The Company's expectations about future costs and the effectiveness of its Year 2000 activities are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effectiveness of the Year 2000 project include the success of the Company in identifying computer programs and non-information technology systems that contain two-digit year codes; the nature and amount of programming and testing required to upgrade or replace any newly discovered Year 2000 issues; the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies; the rate and magnitude of related labor and consulting costs; and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  As of August 31, 1999, the Company's market risk (in its trading and related activities) as measured by its Value-at-Risk ("VaR") model (with a 99% / one day confidence level) has decreased to $31 million as compared to $38 million at November 30, 1998. This decrease primarily reflected a decrease in the interest rate component of VaR attributable to a reduction in certain interest rate risk positions, as well as a greater overall diversification benefit. The decrease was partially offset by an increase in the commodity price component of aggregate value at risk, which was attributable to increased prices in certain commodities, including energy-related products.

  For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

                          Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 1999 and May 31, 1999.

  Penalty Bid Litigation. In Myers v. Merrill Lynch & Co., Inc., et al., on August 23, 1999, the court denied plaintiffs' motion to remand the action, and granted a motion filed by certain defendants to dismiss the complaint on the grounds of preemption. On September 23, 1999, plaintiffs appealed the decision to the United States Court of Appeals for the Ninth Circuit.

  Nenni, et al. v. Dean Witter Reynolds Inc. On September 29, 1999, the court granted defendant's motion to dismiss the amended complaint.

  Term Trust Class Actions. Motions to dismiss were filed by the defendants in the Florida action on August 30, 1999 and in the New Jersey action on July 26, 1999 and in the New York action on September 10, 1999. The New Jersey motion was denied by the court on September 27, 1999.

Item 2. Changes in Securities and Use of Proceeds.

  (c) To enhance its ongoing stock repurchase program, during the quarter ended August 31, 1999, the Company sold European-style put options on an aggregate of 700,000 shares of its common stock in addition to those previously reported. These put options expire on various dates through November 1999. They entitle the holder to sell common stock to the Company at prices ranging from $84.1220 to $95.2413 per share, although the Company may elect cash settlement of the put options instead of taking delivery of the stock. The sale of these put options, which were made as private placements to third parties, generated proceeds to the Company of approximately $3 million.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

  An exhibit index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K

  Form 8-K dated June 15, 1999 reporting Items 5 and 7.

  Form 8-K dated June 24, 1999 reporting Items 5 and 7.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Morgan Stanley Dean Witter & Co.
                                                  (Registrant)

                                                      /s/ Joanne Pace
                                          By: _________________________________
                                                Joanne Pace, Controller and
                                               Principal Accounting Officer

Dated: October 15, 1999

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                         Quarter Ended August 31, 1999

 Exhibit
   No.                                Description
 -------                              -----------
 10.1    Dean Witter Reynolds Inc. Branch Manager Compensation Plan, Amended
         and Restated as of September 21, 1999.
 10.2    Dean Witter Reynolds Inc. Financial Advisor Productivity Compensation
         Plan, Amended and Restated as of September 21, 1999.
 10.3    Tax Deferred Equity Participation Plan, Amended and Restated as of
         September 21, 1999.
 10.4    Services Agreement by and between the Company and International
         Business Machines Corporation, Effective as of July 1, 1999 (Portions
         of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information under Rule 24b-2).
 11      Computation of earnings per share.
 12      Computation of ratio of earnings to fixed charges.
 15.1    Letter of awareness from Deloitte & Touche LLP, dated October 14,
         1999, concerning unaudited interim financial information.
 27      Financial Data Schedule.