Form 10-K405
period 1999-11-30
MORGAN STANLEY DEAN WITTER & CO
filed 2000-02-25
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999
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
   Common Stock, $.01 par value                         New York Stock Exchange
                                                        Pacific Exchange
   Rights to Purchase Series A Junior Participating
    Preferred Stock                                     New York Stock Exchange
                                                        Pacific Exchange
   Depositary Shares, each representing 1/4 of a share
    of 7 3/4% Cumulative Preferred Stock, $200 stated
    value                                               New York Stock Exchange
   Depositary Shares, each representing 1/4 of a share
    of Series A Fixed/Adjustable Rate Cumulative
    Preferred Stock, $200 stated value                  New York Stock Exchange
   8.40% Capital Units; 8.20% Capital Units; 8.03%
    Capital Units                                       New York Stock Exchange
   6% Reset PERQS /SM/ Due May 15, 2000; 6% Reset PERQS
    Due March 15, 2001; 6% Reset PERQS Due May 30,
    2001; 6% Reset PERQS Due August 1, 2001; 7% Reset
    PERQS Due August 15, 2001; 6% Reset PERQS Due
    December 15, 2001; 7.5% Currency Protected PERQS
    Due May 8, 2000; 7.0% Currency Protected PERQS Due
    May 22, 2000                                        American Stock Exchange
   Exchangeable Notes Due September 30, 2000;
    Exchangeable Notes Due July 31, 2003; Exchangeable
    Notes Due December 30, 2005; Exchangeable Notes
    Due August 15, 2006; Exchangeable Notes Due March
    2, 2006 (2 issuances); Exchangeable Notes Due May
    30, 2006; Exchangeable Notes Due June 5, 2006;
    Exchangeable Notes Due July 7, 2006; Exchangeable
    Notes Due August 6, 2006; Exchangeable Notes Due
    August 17, 2005; Exchangeable Notes Due October
    19, 2006; Exchangeable Notes Due December 13, 2004  New York Stock Exchange
   Exchangeable Notes Due July 29, 2005 (two
    issuances); Exchangeable Notes Due April 15, 2005   American Stock Exchange
   PEEQS/SM/ Due May 1, 2001                            American Stock Exchange
   3% CPS/SM/ Due August 8, 2000; 3% CPS Due May 17,
    2000                                                American Stock Exchange
   Nikkei 225 Protection Step-Up Exchangeable Notes
    Due July 31, 2003                                   New York Stock Exchange
   Dow Jones Industrial Average BRIDGES/SM/ Due April
    30, 2004; Standard & Poor's 500 BRIDGES Due
    December 31, 2003; Dow Jones Euro Stoxx 50 BRIDGES
    Due July 30, 2004; Redeemable BRIDGES Due May 30,
    2005 (based on Morgan Stanley High-Tech 35 Index)   New York Stock Exchange
   5 5/8% Notes Due January 20, 2004; 7.25% Notes Due
    June 17, 2029                                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 12, 2000 was approximately $66,689,313,224. For purposes of this information, the outstanding shares of common stock owned by (1) directors and executive officers of the Registrant and (2) certain senior officers of certain wholly-owned subsidiaries of the Registrant who are subject to certain restrictions on voting and disposition, were deemed to be shares of common stock held by affiliates.
  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
  As of January 12, 2000, there were 1,139,379,666 shares of Common Stock, $.01 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Morgan Stanley Dean Witter & Co. 1999 Annual Report to Shareholders-- Incorporated in part in Form 10-K, Parts I, II and IV.
(2) Morgan Stanley Dean Witter & Co. Proxy Statement for its 2000 Annual Meeting of Stockholders--Incorporated in part in Form 10-K, Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Background and Overview

  Morgan Stanley Dean Witter & Co. (the "Company"*) is a preeminent global financial services firm that maintains leading market positions in each of its three primary businesses:

  .  securities;

  .  asset management; and

  .  credit services.

  The Company combines global strength in investment banking and institutional sales and trading with strength in providing full-service and on-line brokerage services, investment and global asset management services and, primarily through its Discover(R) Card brand, quality consumer credit products. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.**

  As of November 30, 1999, the Company had the second largest financial advisor sales organization in the United States and had 12,674 professional financial advisors and 475 securities branch offices globally. The Company also had one of the largest global asset management operations of any full-service securities firm, with total assets under management or supervision of $425 billion. In addition, based on its approximately 38.5 million general purpose credit card accounts as of November 30, 1999, the Company was one of the nation's largest credit card issuers, with the largest proprietary merchant and cash access network in the United States.

  The Company's securities businesses ("Securities") include:

  .  Securities underwriting and distribution;

  . Financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance;

  . Sales, trading and market-making activities in equity and fixed income securities, foreign exchange, commodities and derivatives, including proprietary trading and arbitrage activities and securities lending;

  . Full-service and online brokerage services for individual investors and financial advisory services for high net worth clients; and

  .  Principal investing, including private equity activities.

--------
* Unless the context otherwise requires, the term "Company" means Morgan Stanley Dean Witter & Co. and its consolidated subsidiaries.

** Certain statements contained herein, including (without limitation) certain statements made under "Legal Proceedings" in Part I, Item 3 of this Report; "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in Part II, Item 7 of this Report ("MD&A"); and "Quantitative and Qualitative Disclosure about Market Risk" incorporated by reference in Part II, Item 7A of this Report, are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's businesses, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions undertaken by both current and potential new competitors, the impact of current, pending or future legislation and regulation both in the United States and throughout the world, the potential effects of technological changes and other risks and uncertainties detailed in the MD&A and in "Competition and Regulation" under "Securities," "Asset Management" and "Credit Services" herein.

  The Company's asset management businesses ("Asset Management") include:

  . Asset management products and services for individual investors, primarily through Morgan Stanley Dean Witter Advisors ("MSDW Advisors") and Van Kampen Investments ("Van Kampen"); and

  . Global asset and portfolio management for institutional investors, primarily through Morgan Stanley Dean Witter Investment Management ("MSDW Investment Management") and Miller Anderson & Sherrerd ("MAS").

  The Company's credit services businesses ("Credit Services") include:

  . Discover Card, other proprietary general purpose credit cards and the Morgan Stanley Dean Witter CardSM ("MSDW Card"); and

  . Discover/Novus(R) Network, a proprietary network of merchant and cash access locations.

  The Company conducts its worldwide businesses through several highly integrated subsidiaries and affiliates, which frequently participate together in the facilitation and consummation of a single transaction. Because of the increasing integration of the international financial markets, the Company manages its principal operating subsidiaries on a coordinated global basis with a view to the profitability of the enterprise as a whole. Financial information concerning the Company for each of the three fiscal years ended November 30, 1999, November 30, 1998 and November 30, 1997 is set forth in the Consolidated Financial Statements and the Notes thereto in the 1999 Annual Report to Shareholders and incorporated herein by reference.

  The Company believes that technological advancements on the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to the Company and could lead to significant changes and innovations. The Company's initiatives in this area have included Web-enabling existing businesses and enhancing client communication and access to information and services. For example, ClientLinkSM, the focal point of the Company's institutional client connectivity strategy, provides clients with a private, secure Internet platform that delivers browser-based information, products and services across many of the Company's business units. The Company has also been making investments or otherwise participating in alternative trading systems, electronic communication networks and related businesses or technologies.

  The Company conducts its business from its headquarters in New York City, its regional offices and branches throughout the United States, and its principal offices in London, Tokyo, Hong Kong and other financial centers throughout the world. At November 30, 1999, the Company had 55,288 employees. The Company is a combination of Dean Witter, Discover & Co. ("Dean Witter Discover") and Morgan Stanley Group Inc. ("Morgan Stanley") and was formed pursuant to a merger of equals that was effected on May 31, 1997 (the "Merger"). The Company was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924.

                                  SECURITIES

  The Company provides worldwide financial advisory and capital-raising services to a diverse group of domestic and international corporate and institutional clients, primarily through Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited, Morgan Stanley Dean Witter Japan Limited and Morgan Stanley Dean Witter Asia Limited, among other subsidiaries. These subsidiaries also conduct sales and trading activities around the world, both as principal and as agent on behalf of a wide range of domestic and international institutional investors. The Company also sponsors, acts as general partner for and invests in several limited partnerships that conduct a variety of activities broadly described as principal investing. In addition, the Company provides individual investors with a broad range of securities and savings products and services, primarily through Dean Witter Reynolds Inc. ("DWR"). The Company offers its Securities services on a global basis under the brand name "Morgan Stanley Dean Witter."

Investment Banking

 Underwriting

  The Company manages and participates in public offerings and private placements of debt, equity and other securities worldwide. The Company is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts ("ADRs"). The Company is also a leading underwriter of debt and other fixed income securities, including investment grade debt, high-yield securities (debt issued by non-investment grade issuers), tax-exempt securities, mortgage-related and other asset-backed securities and commercial paper and other short-term securities.

 Financial Advisory Services

  The Company provides domestic and international corporate and institutional clients with a wide range of advisory services on key strategic matters such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, spin-offs, restructurings, proxy and consent solicitations, tender offers, exchange offers and leveraged buyouts. Other services include advice with respect to recapitalizations, rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and long-range financial planning. The Company also furnishes advice and services in connection with project financings, including infrastructure, electric power and natural resource projects. In addition, the Company provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

 Financing and Investing

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

  The Company also makes equity and equity-related investments that arise out of its worldwide investment banking activities through Princes Gate Investors II, L.P. ("Princes Gate"), the general partner of which is a subsidiary of the Company. Princes Gate is a limited partnership with $1 billion in aggregate investment capacity that was formed to invest in special situation opportunities. Princes Gate generally makes minority investments that are short to medium-term in duration. Princes Gate will not make new investments after February 2000. In January 2000, the Company launched fund-raising for Princes Gate Investors III, L.P., a successor investment partnership, to continue Princes Gate's investment focus.

Sales, Trading and Market-Making Activities

 Equity

  The Company's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related products, including ADRs, World Equity Benchmark Shares ("WEBSSM") and restricted/control stock; convertible debt and preferred securities, including Preferred Equity Redemption Cumulative Stock ("PERCS(R)"), Performance Equity-linked Redemption Quarterly-pay Securities ("PERQSSM") and warrants; equity index products; equity swaps; and options and other structured products. The Company also advises clients in connection with international index arbitrage, equity repurchases (including put strategies) and program and block trade execution. In addition, the Company engages in a variety of proprietary trading and arbitrage activities in equity securities and equity-related products for its own account. The Company's equity sales, trading and market-making activities are conducted both on stock exchanges and in over-the-counter ("OTC") transactions.

  The Company is a member of most major stock exchanges around the world, including the New York Stock Exchange, the London Stock Exchange, the Frankfurt Stock Exchange, the Tokyo Stock Exchange and the Stock Exchange of Hong Kong.

  The Company also provides various equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. The Company acts both as principal and agent in stock borrowing and stock loan transactions in support of its domestic and international trading and brokerage, asset management and clearing activities, and as an intermediary between broker-dealers.

 Fixed Income

  The Company trades and makes markets in a variety of domestic and international debt and other fixed income securities and related products, including non-convertible preferred stock, investment grade corporate debt, high-yield securities, senior loans, government securities, municipal securities, mortgage-related and other asset-backed securities, real estate loan products, commercial paper, money market and other short-term securities, and interest rate and other swaps. The Company also advises institutional accounts and other clients on investment strategies, develops swap and other risk management strategies for its customers, and assists corporations in their repurchases of debt. The Company is also involved in structuring debt securities and derivatives with multiple risk/return factors designed to suit investor objectives, including using repackaged asset vehicles through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles.

  The Company also borrows and lends fixed income securities, and acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements.

  The Company is one of 30 primary dealers of U.S. government securities currently recognized by the Federal Reserve Bank of New York and a member of the selling groups responsible for distributing various U.S. agency and other debt securities. The Company is also a member of the primary syndicates that underwrite German government bonds and Japanese government bonds and a primary dealer in Belgian, Canadian, French, Italian and U.K. government bonds.

 Foreign Exchange and Commodities

  The Company actively trades numerous foreign currencies on a spot and forward basis with its customers, for its own account and to hedge its securities positions, assets or liabilities. In connection with its market-making activities, the Company takes open positions in the foreign exchange market for its own account. On a more limited basis, the Company also enters into forward currency transactions both as agent and as principal. The Company is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange and is a leading dealer in OTC and exchange-traded currency options worldwide.

  The Company also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power and related energy products. The Company is an active market-maker in swaps and OTC options on commodities such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs to customers relating to production, consumption and reserve/inventory management. The Company is an electricity power marketer in the United States and owns a majority equity interest in an exempt wholesale generator from which the Company is the exclusive purchaser of electric power.

 Derivatives

  The Company offers to clients and takes proprietary positions in a variety of financial instruments known as "derivative products" or "derivatives." These products may be in the form of exchange-traded futures and options or OTC forwards, options, swaps, caps, collars, floors, swap options or similar instruments which derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices or other assets. Derivatives facilitate risk transfer and enhance liquidity in the marketplace, and the origination and trading of derivatives are often utilized to adjust risk profiles, such as exposure to interest rate or currency risk, or to take proprietary positions. In addition, the Company uses derivative products to assist in asset and liability management and to reduce borrowing costs. All of the Company's trading-related business units use derivative products as an integral part of their respective trading strategies, and these products are also used extensively to manage the market exposure that results from proprietary trading activities. In addition, as a dealer in certain derivative products (most notably interest rate and currency swaps), the Company structures and enters into derivative contracts to meet a variety of investment, risk management and other financial objectives of its clients. Through a triple-A rated subsidiary of the Company (Morgan Stanley Derivative Products Inc.), the Company also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty.*

 Trading Risk and Risk Management

  The market for some of the securities in which the Company trades, invests and makes markets, including high-yield debt securities, senior loans, real estate loan products, securities or obligations of emerging market issuers or counterparties and certain derivative instruments, has been, and may in the future be, characterized by periods of illiquidity. In addition, the Company, through its market-making and trading activities, may be the sole or principal source of liquidity in certain issues and, as a result, may substantially affect the prices at which such issues trade. To mitigate the potential impact on the Company's operating results of the greater risks inherent in these securities and other instruments, the Company monitors and manages its total inventory positions in a manner consistent with its overall risk management policies and procedures.

  The Company's use of derivative products may subject the Company to various additional risks, although in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. In times of market stress, liquidity in certain derivatives positions, as well as in underlying cash instruments, may be reduced. The Company manages the risks associated with derivative products in a manner consistent with its overall risk management policies. Exposure to changes in interest rates, foreign currencies and other factors are managed on an individual product basis, generally through offsetting or other positions in a variety of financial instruments and derivative products. In addition, in connection with certain derivatives, the Company has agreements with customers and counterparties that permit the Company to close out positions or require additional (and, in many cases, excess) collateral if certain events occur. In certain instances, the Company may also limit the types of derivative products that may be traded in a particular account.

  At any given point in time, the Company may hold, or be committed to purchase, large positions in certain types of securities or securities of a single issuer, sovereign governments, issuers located in a particular country or geographic area, public and private issuers in developing countries or issuers engaged in a particular industry. In addition, a large portion of the collateral held by the Company for reverse repurchase agreements and bonds borrowed consists of securities issued by the U.S. government, federal agencies or non-U.S. governments.

  See also "Risk Management" incorporated by reference in Part II, Item 7A of this Report.

 MSCI

  Morgan Stanley Capital International Inc. ("MSCI"), a majority-owned subsidiary of the Company, markets and distributes over 3,500 country, industry and regional equity and fixed income benchmark indices (including The World, EAFE(R) and Emerging Market Free Indices) covering 51 countries, and has a 30-year historical database that includes fundamental and valuation data on over 5,500 companies in developed and emerging market countries. Investment professionals around the world use MSCI data for purposes such as performance measurement, security valuation and asset allocation.
--------
* For a detailed discussion of the Company's use of derivatives, see "MD&A-- Derivative Financial Instruments" incorporated by reference in Part II,
   Item 7 of this Report, "Notes to Consolidated Financial Statements, Note 9" incorporated by reference in Part II, Item 8 of this Report and "Notes to Consolidated Financial Statements, Note 6" incorporated by reference in
   Part II, Item 8 of this Report.

Principal Investing

  The Company's principal investing activities include, among other things, making commitments to purchase, and making negotiated investments in, equity and debt securities in connection with merger, acquisition, restructuring, private investment and leveraged capital transactions, either for the accounts of private investment funds in which the Company participates or to a lesser extent for its own account. These activities include venture capital investments and investments in real estate assets, portfolios and operating companies.

  The Company generally acts as general partner of the private investment funds through which certain of its principal investing activities are conducted, and typically also contributes a minority of the capital of such funds. Clients of the Company are limited partners in the funds. The Company normally receives management fees for operating the private investment funds, in addition to a share of profits when investment performance criteria have been met.

  The Company conducts a substantial portion of its private equity business through three groups of investment funds, Capital Partners, Venture Partners and Emerging Markets (collectively, the "Private Equity Funds"). The Private Equity Funds invest on a global basis in private equity and equity-related securities of companies in a wide range of industries. Collectively, the Private Equity Funds currently have $4 billion in capital commitments. As of November 30, 1999, the Private Equity Funds had investments with $1.7 billion of cost basis related to 91 companies.

  Morgan Stanley Real Estate Fund III, L.P. ("MSREF III") was formed in 1997 with approximately $2.1 billion in capital commitments to invest in U.S and international real estate assets and companies. As of November 30, 1999, MSREF III and its predecessor funds (which are no longer making new investments) had $1.5 billion of cost basis in real estate assets in their portfolios relating to 69 investments.

  Morgan Stanley Real Estate Special Situations Investment Program ("Special Situations") was created in 1997 as a series of separate accounts managed by MSDW Investment Management with $375 million in capital commitments to invest in private equity or equity-related securities of real estate companies (primarily real estate investment trusts). As of November 30, 1999, Special Situations had $294 million of cost basis in its portfolios related to 14 real estate companies.

  From time to time, the Company expects to sponsor additional private investment funds and commit to invest in such funds.

  Equity securities purchased in principal investment transactions generally are held for appreciation, are not readily marketable and do not provide dividend income. It is not possible to determine when or if the Company will realize the value of the investments, including any appreciation, dividends or other distributions thereon, since, among other factors, such investments are generally subject to restrictions on such realization relating to the circumstances of particular transactions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions or other factors, including the financial leverage involved in the underlying transactions.

  The Company may also underwrite, trade, invest and make markets in, and publish research with respect to, securities and senior loans issued by companies in which the Company or the private investment funds have invested. In addition, the Company may provide financial advisory services to, and/or have securities and commodity trading relationships with, these entities. From time to time, the Company may provide loans, financing commitments or other extensions of credit, including on a subordinated and interim basis, to companies (which may otherwise be leveraged) associated with its principal investing activities.

Securities Services to Individual Investors

 Private Client Group

  The Company's individual securities business, the Private Client Group, offers clients, principally through DWR, a broad range of securities and investment products and services that are supported by the Company's investment banking, research, asset management, execution and operational resources. At November 30, 1999, the Company had the second largest financial advisor sales organization in the United States and had 12,674 financial advisors located in 475 securities branch offices globally. The Company provided securities and investment services to approximately 4.5 million client accounts having assets of $583 billion at November 30, 1999.

  The Company focuses on providing its clients with comprehensive financial planning services, tailored to meet individual investment goals and risk profiles. The Company believes that knowledgeable investment professionals are instrumental to effectively serving a large portion of its individual investor client base and continually seeks to grow and train its financial advisor sales organization.

  The Company provides execution, trading and research services to its individual clients for listed equity securities, OTC equity securities, options and ADRs. The Company also provides execution, trading and research services to individual clients for a broad range of fixed income securities, including U.S. government obligations, mortgage and other asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. The Company's fixed income trading activity on behalf of individual investors focuses primarily on establishing and maintaining inventory based upon actual and anticipated orders from its clients, rather than risk-oriented proprietary trading. The Company's financial advisor sales force works together with its institutional fixed income platform in order to provide mid-sized institutions with greater access to the Company's comprehensive products and research capabilities.

  The Company also provides its clients with an extensive array of investment and credit products and services, including mutual funds, unit investment trusts, insurance products, financial planning, retirement planning, personal trust and estate planning, tax planning, credit management and account services. The Company's Active Assets Account(R) ("AAA Account") permits clients to consolidate their financial assets into a single account, invest in a wide variety of investment products and automatically invest funds daily in a variety of money market options, including an account insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company's AAA Account customers have access to ClientServSM, the Company's Internet technology service, which allows them to track their accounts on-line, access research reports and real-time securities quotes, create customized personal portfolio monitors and chart the performance of various securities over time. The Company also offers customers a broad array of investment choices for individual retirement planning, and provides individual annuities and complete defined contribution plan services for businesses, including 401(k) plans.

  The Company also provides investment consulting services that assist clients in analyzing their investment objectives and in selecting investment advisory services offered by unaffiliated investment advisors. Through its wholly-owned insurance agency subsidiaries, the Company also acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. The Company originates and services a broad range of consumer loans secured by mortgages on residential properties. The Company also offers trust and fiduciary services to both individual and corporate clients, primarily trustee services for personal trusts and tax-qualified retirement plans.

  Through Morgan Stanley Dean Witter Online, Inc. (formerly known as Discover Brokerage Direct Inc.) ("MSDW Online"), a wholly-owned subsidiary, the Company provides services to the growing number of consumers utilizing alternatives to the traditional brokerage channel to obtain financial and other investment services. MSDW Online permits customers to invest and trade directly through its Internet site, www.msdwonline.com, through automated telephone trading, wireless trading or through a registered representative. The financial services provided by MSDW Online include a broad range of investment options, detailed account information, real-time securities price quotes, graphs and portfolio performance information and trade execution at competitive rates. Clients can also subscribe to proprietary equity research reports and analysts' ratings. MSDW Online also offers customers extended trading hours through MarketXT, the ability to trade U.S. treasury securities and certain municipal securities on-line every weekday, 24 hours per day and, to qualified customers, access to initial public offerings and other issues underwritten by the Company.

  In October 1999, the Company launched ichoiceSM, the service platform for individual investors that combines the products and services offered by the Private Client Group with the technological capabilities of MSDW Online. The Company's ichoice platform offers clients the ability to select the particular financial service relationship that best suits their needs. Investors may choose the traditional full-service relationship, including personalized professional advice from a financial advisor and transactions on a per trade basis, enhanced by the Internet technology services of ClientServ. Investors who want to combine a full-service relationship with fee-based pricing and the flexibility to trade on-line can select a Morgan Stanley Dean Witter ChoiceSM account. This account offers clients virtually unlimited transactions for a fee based on eligible assets and allows them to place trades either through their financial advisor or on-line through ClientServ. Self-directed investors who wish to make decisions independently, without professional advice, may open an MSDW Online account and execute transactions on their own for a fixed fee per trade. The Company expects the integration of its full-service and on-line businesses to continue in subsequent phases of its ichoice platform rollout.

 Private Wealth Management

  The Company's Private Wealth Management Group ("PWM") is a financial advisory group that provides solutions to individuals, families and foundations who control significant pools of wealth. PWM has offices in the United States, Europe and Asia and provides access to the Company's trading capabilities, fundamental research and analytical products, as well as to its securities underwritings. PWM financial advisors manage specific financial asset classes and provide tailored global asset allocation strategies for its clients. PWM also offers private investors the opportunity to co-invest with the Company in its principal investing activities and specialized funds. Private banking services and other PWM financial advisory services are provided to select international clients through Bank Morgan Stanley AG, the Company's Swiss bank subsidiary.

 International Private Client Group

  The International Private Client Group encompasses all of the Company's international activities relating to individual securities, asset management and electronic commerce. These activities include all non-U.S. PWM efforts detailed above. In 1999, the Company strengthened its initiative to expand its businesses internationally with its acquisition of AB Asesores, the largest independent financial services firm in Spain, and its agreement to acquire a minority stake in Area S.p.A., a leading Italian independent retail financial advisory firm. The Company also formed an alliance with Sanwa Bank to pursue retail brokerage and asset management opportunities in Japan. See also "ASSET MANAGEMENT."

Research

  The Company's global research department ("Research"), comprised of economists, industry analysts and strategists, is actively engaged in a wide range of research activities. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses and industry developments. It analyzes worldwide trends covering a broad range of industries and more than 2,000 individual companies, half of which are located outside of the United States. Research also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies and securities and economic trends. Support for the sales and trading of fixed income securities is also provided in the form of quantitative and credit analyses and the development of research products that are distributed to the Company's individual and institutional clients. Timely data contained in Research's numerous publications, such as the

Investment Strategy Chartbook and The Competitive Edge, are disseminated to both individual and institutional investors through a proprietary database accessible via the Internet and through the Company's financial advisors. In addition, Research provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

Operations and Information Processing

  The Company executes and clears all transactions conducted by its Securities businesses (delivery and receipt of securities and transfer of related funds) through its own facilities and through memberships in various clearing corporations. In order to minimize the risks of systems failures, the Company maintains redundant processing systems.

Competition and Regulation

 Competition

  The Company encounters intense competition in all aspects of its Securities business and competes directly in the United States and on a worldwide basis with other securities and financial services firms. Among the principal competitive factors affecting the Company's Securities businesses are the Company's reputation, the quality of its professionals and other personnel, its products and services, relative pricing and its capability in originating and marketing innovative products and services. The Company's private investment funds compete for investors and for investment opportunities with other private investment funds, some of which are sponsored by financial institutions, and in specific industries with companies that operate in such industries.

  The Company has experienced increased competition for qualified employees in recent years, including from companies engaged in Internet-related businesses and private equity funds, in addition to the traditional competition for employees in the financial services, insurance and management consulting industries. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees. The Company's competitive position will also be affected by its ability to access capital at competitive rates (which is generally dependent on the Company's credit ratings) and to commit capital efficiently, particularly in its capital-intensive investment banking and sales, trading and market-making activities.

  In addition to competition from firms traditionally engaged in the financial services business, there has been increasing competition in recent years from other sources, such as commercial banks, insurance companies, on-line financial services providers, sponsors of mutual funds and other companies offering financial services both in the United States and on a worldwide basis. The financial services industry has also experienced consolidation and convergence in recent years, as institutions involved in a broad range of financial services industries, such as investment banking, brokerage, asset management, commercial banking and insurance have merged. This convergence trend is expected to continue, and could result in the Company's competitors gaining greater capital and other resources, a broader range of products and services and/or more geographic diversity. In November 1999, the Gramm-Leach-Bliley Act was passed in the United States, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and retail securities firms.

  The complementary trends in the financial services industry of consolidation and globalization also present technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

 Regulation

  The Company's Securities business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the United States, at both the federal and state levels, and internationally. The Company is subject to the rules and regulations of the various regulatory bodies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

  MS&Co., DWR and MSDW Online are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and in all 50 states, the District of Columbia and Puerto Rico, and are members of the National Association of Securities Dealers, Inc. ("NASD"). MS&Co. and DWR are also members of the New York Stock Exchange ("NYSE"). Broker-dealers are subject to regulation by securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings against broker-dealers or members, which could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or member or its officers or employees, or other similar consequences. Occasionally, the Company's subsidiaries have been subject to investigations, other proceedings and fines relating to infractions of various regulations relating to their activities as broker-dealers, none of which, to date, has had a material adverse effect on the Company or its business.

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

  The Company is also a member of the Counterparty Risk Management Policy Group that was formed in January 1999 by a group of twelve major international commercial and investment banks. The group was formed with the objective of strengthening practices relating to the management of market, counterparty credit and liquidity risk. In June 1999, the group released its report and recommendations, which include enhanced information sharing between counterparties, improved internal risk transparency for senior managements and regulators and stronger market-wide conventions for key credit documentation practices.

  Certain of the Company's government securities activities are conducted through Morgan Stanley Market Products Inc., a member of the NASD and registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of the Company.

  The Company's Securities business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. For example, the Company's Securities business in the U.K. is regulated by the Securities and Futures Authority and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange; the Deutsche Borse AG, the Bundesaufsichtsamt fur das Kreditwesen (the Federal Banking Supervisory Authority) and Eurex Deutschland, among others, regulate the Company's activities in the Federal Republic of Germany; the Company's Securities business in Japan is subject to Japanese law applicable to foreign securities firms and related regulations of the Financial Supervisory Agency and the Japanese Ministry of Finance and to the rules of the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange; the Monetary Authority of Singapore and the Singapore International Monetary Exchange Ltd. regulate the Company's business in Singapore; and the Company's Securities operations in Hong Kong are regulated by the Securities and Futures Commission, The Stock Exchange of Hong Kong Ltd. and the Hong Kong Futures Exchange Ltd.

  As registered broker-dealers and member firms of the NYSE, certain subsidiaries of the Company, including MS&Co. and DWR, are subject to the SEC's net capital rule, and, as futures commission merchants, MS&Co. and DWR are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements that apply to subsidiaries of the Company (such as rules that have been promulgated in connection with the European Union Capital Adequacy Directive), including certain European subsidiaries that are considered banking organizations under local law. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit those operations of the Company that require the intensive use of capital, such as underwriting, principal investing and trading activities, and the financing of customer account balances. Such requirements also restrict the Company's ability to withdraw capital from its subsidiaries, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect the ability of the Company to pay dividends or to expand or even maintain its present levels of business.

  New legislation or regulation, including any relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other U.S. or international governmental, regulatory or self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and regulations, may materially adversely affect the financial condition or results of operation of the Company.

  The Company's subsidiaries which act as general partners of the private investment funds are generally required to register as investment advisors with the SEC. See also "ASSET MANAGEMENT--Competition and Regulation-- Regulation." By virtue of the Company's affiliation with the private investment funds that own equity interests in companies that operate in certain regulated industries (e.g., insurance or broadcasting), or that are subject to regulation in non-U.S. jurisdictions, the Company could be subject to additional regulation applicable to such industries or in such jurisdictions.

                               ASSET MANAGEMENT

  The Company manages and administers a wide range of asset management products for individual investors, primarily through MSDW Advisors and Van Kampen, and provides global asset and portfolio management to a wide range of institutional investors through MSDW Investment Management. At November 30, 1999, the Company had $425 billion of assets under management or supervision.

Morgan Stanley Dean Witter Advisors

  MSDW Advisors develops, markets and manages a broad spectrum of proprietary open- and closed-end mutual funds and provides professional money management services on a customized basis to affluent individuals, institutional investors and retirement plan sponsors. MSDW Advisors assets under management include equities, taxable and tax-exempt fixed income securities and money market instruments. At November 30, 1999, there were 127 funds and portfolios with assets of approximately $142 billion for which MSDW Advisors and Morgan Stanley Dean Witter Services Company Inc., a wholly-owned subsidiary of the Company, served in various investment management and administrative capacities.

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

Van Kampen Investments

  Van Kampen operates a family of open- and closed-end mutual funds for individual and institutional shareholders, and markets and provides ongoing evaluation and credit review for equity and fixed income unit investment trusts ("UITs"). Sponsored fund assets cover a broad range of taxable and tax-exempt domestic and international products. Sponsored UITs include portfolios of equity securities and nationally diversified and single-state insured and uninsured municipal securities and, depending on market demand, also include portfolios of government securities, insured and uninsured corporate debt securities and global fixed income securities. At November 30, 1999, Van Kampen had more than 50 open-end funds and 39 closed-end funds and 2,700 series of UITs, and Van Kampen and its affiliates managed, administered or supervised approximately $88 billion in assets.

  Van Kampen distributes its investment products through a large and diversified network of unaffiliated national and regional broker-dealers, commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("retail distribution firms"), as well as the Company's financial advisors. A relatively small number of retail distribution firms account for a substantial portion of sales of Van Kampen products, and Van Kampen has proprietary and preferred distribution relationships with several unaffiliated retail distribution firms.

Morgan Stanley Dean Witter Investment Management

  MSDW Investment Management, through its various advisory entities, including MAS, primarily manages financial assets for institutions around the world, including pension funds, corporations, non-profit organizations and governmental agencies. MSDW Investment Management offers product lines covering a full range of equity, fixed income and alternative investments in developed and emerging markets, and a variety of investment styles including value, growth and blended; active and passive management; and diversified and concentrated portfolios. Products are available through separate account management, pooled vehicles, U.S. and non-U.S. mutual funds and variable annuities. See also "International Private Client Group." A broad range of fiduciary services for pension funds and trusts is also available through MSDW Investment Management.

  At November 30, 1999, MSDW Investment Management had assets under management or supervision of approximately $167 billion, including approximately $68 billion related to international products. Approximately $39 billion of these assets related to mutual funds and approximately $128 billion related to separate accounts, pooled vehicles and other arrangements.

  The Company distributes certain domestic and international investment products advised or sub-advised by MSDW Investment Management through the distribution networks of MSDW Advisors and Van Kampen.

Competition and Regulation

 Competition

  The Company's Asset Management business competes in the highly competitive investment management industry, in which approximately 7,932 open-end investment management companies held over $6.4 trillion in assets as of November 30, 1999. Competition in the sale of mutual funds is affected by a number of factors, including investment objectives and performance, advertising and sales promotion efforts, level of fees, distribution channels and types and quality of services offered. In addition to fund products offered by other broker-dealers, the funds offered by the Company compete with funds sold directly by investment management firms and insurance companies, as well as with other investment alternatives sold by such companies and by banks and other financial institutions.

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

  The Company's Asset Management business is also subject to regulation outside the United States. For example, the Investment Management Regulatory Organization Limited regulates the Company's business in the United Kingdom; the Japanese Ministry of Finance and the Japan Securities Investment Advisors Association regulates the Company's business in Japan; the Securities and Exchange Board of India regulates the Company's business in India; and the Monetary Authority of Singapore regulates the Company's business in Singapore.

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

                                CREDIT SERVICES

  Based on its approximately 38.5 million general purpose credit card accounts as of November 30, 1999, the Company, through its Credit Services business, was one of the largest single issuers of general purpose credit cards in the United States. Credit Services' proprietary general purpose credit card business is operated by the Company's Discover Financial Services business unit, which also operates the Discover/Novus Network, the Company's proprietary merchant and cash access network. The credit cards offered by Discover Financial Services include the Discover Card, the Discover Platinum Card ("Discover Platinum"), the MSDW Card, the Private Issue Card(R) by Discover ("Private Issue"), and co-branded and affinity cards.

Discover Financial Services

  Discover Financial Services offers general purpose credit cards designed to appeal to different market segments of consumers for use on the Discover/Novus Network. The Discover/Novus Network is the largest independent credit card network in the United States, consisting of more than 3.5 million merchant and cash access locations accepting credit cards carrying the Discover/Novus logo. Discover Financial Services offers several brands of proprietary cards, including the Discover Card, Discover Platinum and Private Issue, as well as co-branded and affinity cards.

  MSDW Card, the Company's first credit card issued outside of the United States, was introduced in the United Kingdom in the latter half of fiscal 1999. The MSDW Card is issued through the Company's wholly-owned subsidiary, Morgan Stanley Dean Witter Bank Limited ("MSDW Bank Limited"), on the Europay/MasterCard network.

  Discover Financial Services offers cardmembers various other financial services, including credit insurance and card registration to protect against losses in connection with card theft or loss. Cardmembers are also offered money market and time deposit accounts.

  The Company records revenues from finance charges on cardmembers' revolving balances, fees paid by merchants for transactions effected through the Discover/Novus Network, transaction fees paid by cardmembers for cash advances, late payment fees, over-limit fees, fees for returned checks and fees from various product enhancements (e.g., credit life insurance).

  Most of the Company's proprietary general purpose credit cards are issued by Greenwood Trust Company ("Greenwood Trust"), an indirect wholly-owned subsidiary of the Company that is a state chartered bank under the laws of the State of Delaware. Because of certain banking law restrictions, most of the Company's proprietary general purpose credit cards have been limited to use in personal and household, as opposed to commercial, transactions. See "Competition and Regulation--Regulation."

  The Company has made recent enhancements in its customer services. Cardmembers may register their account on-line with the Discover Card Account Center which offers a menu of free e-mail notifications or reminders to regularly inform cardmembers about the status of their accounts through the Discover Inter@ctive feature. Types of notifications include reminders that a cardmember's credit limit is being approached or that a minimum payment is due. In addition, cardmembers may view detailed account information on-line, such as recent transactions and account payments. Cardmembers may pay their Discover Card bills on-line via the SmartCheckSM payment option at no cost and receive exclusive discounts and special Cashback Bonus(R) awards by shopping on-line at the Internet ShopCenterSM. Cardmembers may also use the Discover Desk$hopSM virtual credit card to simplify shopping on-line and to access the Discover Card Account Center.

Merchants

  Discover Card, Discover Platinum and Private Issue, as well as the Company's other proprietary general purpose credit cards (exclusive of the MSDW Card), are accepted only by merchants who are members of the Discover/Novus Network. Since its establishment in 1986, the Discover/Novus Network has expanded rapidly and currently includes more than 3.5 million merchant and cash access locations across the United States.

  Discover Financial Services operates both the issuing and acquiring businesses in the United States and accordingly retains the entire merchant fee paid for transactions effected through the Discover/Novus Network. Because of its independence from the bankcard associations, Discover Financial Services has greater flexibility in its relationships with merchants than members of bankcard associations. Discover Financial Services believes that this enables it to better maintain and expand its merchant base by allowing it to provide customized programs in such areas as processing and to otherwise tailor program terms to meet specific merchant needs.

  Discover Financial Services employs its own national sales and support force, as well as some independent sales agents, to increase and maintain its merchant base. In addition, the Company conducts telemarketing operations for the purpose of acquiring merchant business.

Marketing

  The Company, operating through Greenwood Trust and other domestic banking subsidiaries that issue its proprietary general purpose credit cards, is distinguished from credit card issuers that are members of bankcard associations in that it directly controls the brand image, features, service level and pricing of the Discover Card and other proprietary general purpose credit cards to both cardmembers and merchants. In contrast, bankcard association credit card issuers compete directly with other issuers using the same brands and sharing common processes. The Company believes that its ability to control its proprietary credit cards provides competitive advantages that are not available to issuers of bankcard association credit cards, including efficiencies in operations, product positioning and marketing execution. The Company also has the ability to direct and deliver a consistent, nationwide message for Discover Card and its other proprietary general purpose credit cards. Because the Company manages all aspects of both the cardmember and merchant relationship with respect to its proprietary credit card programs, it can determine and promote its advertising campaign and control the campaign's content, timing and promotional features.

  The Company promotes its proprietary general purpose credit cards through the use of different and distinctive features that are designed to appeal to different consumer bases. Discover Card, Discover Platinum and Private Issue offer the Cashback Bonus award and no annual fee. Pursuant to the Cashback Bonus award program, each year the Company pays cardmembers up to one percent of their purchase amounts based upon their annual level of purchases. The Cashback Bonus award is remitted to cardmembers in the form of a check or as a credit to their accounts. If the Cashback Bonus award is five dollars or more, Discover Platinum and Private Issue offer cardmembers the opportunity to exchange their Cashback Bonus award checks for certificates from participating merchants valued at double the check amounts. Private Issue cardmembers may also elect a lower interest rate in lieu of participation in the Cashback Bonus award program.

Credit

  Credit reviews are conducted for all cardmembers in order to establish that standards of ability and willingness to pay are met. Applications that are not pre-selected are evaluated by using a credit scoring system (a statistical evaluation model) that is based on information provided by applicants and by the credit bureaus. Applications not approved under the credit scoring system may be selectively reviewed and approved by the Company's credit analysts.

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

  Each cardmember's credit line is reviewed at least annually and may be reviewed more frequently if requested by the cardmember or if the Company deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the applicable account as well as reviewing the cardmember's credit bureau record. Actions that may result from an account review include raising or lowering the cardmember's credit line or closing the account. In addition, the Company, on a portfolio basis, performs monthly monitoring and review of consumer behavior and risk profiles.

Operations

  The Company performs the functions required to service and operate its proprietary cards' accounts either by itself or through processing agreements that the Company has with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember service and collection of delinquent accounts. The Company maintains several operations centers throughout the United States and an operations center in the United Kingdom. Discover Financial Services' operations are also supported by systems at computer centers operated by an unaffiliated communication services provider.

Competition and Regulation

 Competition

  The Company's Credit Services business competes in the highly competitive credit card industry. The credit card market includes other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark) and charge cards and credit cards issued by travel and entertainment companies. Competition centers on merchant acceptance of credit cards, credit card account acquisition and customer utilization of credit cards. Merchant acceptance is based on both competitive transaction pricing and the volume and usage of credit cards in circulation. Credit card account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups.

  As new credit card issuers seek to enter the market and established issuers seek to expand, sometimes through acquisitions of other credit card issuers or portfolios, the credit card industry has seen increased use of advertising, targeted marketing and pricing competition in interest rates, annual fees and reward programs. More recently, issuers have increased their efforts to attract balances from competing sources of credit via low-priced balance transfer programs. In addition, issuers have aggressively marketed co-branded credit cards, which offer various benefits relating to the business of the issuer's co-branding partner. The Company believes its proprietary merchant base enables it to promote its proprietary card brand names on a national basis, thereby building customer acceptance and use of these cards.

 Regulation

  The Company conducts portions of its Credit Services business in the United States through various wholly-owned indirect subsidiaries that are banking institutions. Greenwood Trust and Bank of New Castle are state banks chartered under the laws of the State of Delaware, and Morgan Stanley Dean Witter Bank, Inc. ("MSDW Bank") is an industrial loan company chartered under the laws of the State of Utah (each a "Domestic Bank" and, collectively, the "Domestic Banks"). Each of the Domestic Banks has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the state banking commissioner of the state in which it is chartered and by the FDIC.

  Generally, a company that controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company and is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System. Prior to Congress' passage of the Competitive Equality Banking Act of 1987 ("CEBA"), a bank that engaged in less than a full range of banking activities, such as Greenwood Trust, which does not make commercial loans, was not considered a "bank" for purposes of the BHCA. Under the CEBA amendments to the BHCA, Greenwood Trust is a "bank." However, the CEBA amendments included grandfather provisions that allow the Company to preserve its non-bank holding company status so long as certain operational restrictions are followed. Favorable modifications to these restrictions were recently enacted under the Gramm-Leach-Bliley Act (the "GLBA"). These operational restrictions and the impact of the changes effected by the GLBA are discussed below. The Company is permitted to own Bank of New Castle and MSDW Bank without registering as a bank holding company because neither of these institutions is considered to be a "bank" under the BHCA.

  Pursuant to the CEBA amendments to the BHCA, Greenwood Trust is currently prohibited from engaging in new activities in which it was not engaged as of March 5, 1987. In addition, Greenwood Trust is also restricted with respect to its ability to cross-market its products with those of its affiliates. On March 11, 2000, the date on which the GLBA modifications to the BHCA will become effective, both of these restrictions will be rescinded. However, even after that date, Greenwood Trust will need to refrain from engaging either in commercial lending or taking demand deposits (but not both), in order for the Company to maintain its non-bank holding company status.

  Federal and state consumer protection laws and regulations extensively regulate the relationships among cardholders and credit card issuers. Under federal law, each of the Domestic Banks may charge interest at the rate allowed by the law of the state in which it is located and export such interest rate to all other states. The states where the Domestic Banks are domiciled do not limit the amount of interest that may be charged on loans of the types offered by the Domestic Banks. As a result, each of the Domestic Banks is permitted to export interest rates pursuant to federal law. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in any loans being charged off as uncollectible.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Greenwood Trust and MSDW Bank currently use brokered deposits as a funding source. If either of these Domestic Banks were not able to do so, its funding costs would likely increase.

  Certain acquisitions of the Company's common stock may be subject to regulatory approval and notice under federal and state banking law. In addition, Greenwood Trust would no longer qualify for grandfather rights under CEBA, as amended by the GLBA, if direct or indirect control of Greenwood Trust were transferred to an unaffiliated third party. In that event, the third party would have to operate in a manner permissible for a bank holding company under the BHCA.

  MSDW Bank Limited, the Company's recently chartered bank in the United Kingdom, is governed primarily by the United Kingdom's Banking Act 1987. MSDW Bank Limited is also subject to other regulation in the United Kingdom, including regulation related to capital adequacy, consumer protection and deposit protection. The activities of MSDW Bank Limited are supervised by the Financial Services Authority, which conducts periodic examinations of MSDW Bank Limited's operations and records. Morgan Stanley Dean Witter Card Services Limited, a wholly-owned subsidiary of the Company, operates the day-to-day credit card business of MSDW Bank Limited.

Item 2. Properties*

  The Company's executive offices are located at 1585 Broadway, New York, New York, where the Company occupies approximately 958,000 square feet as its New York headquarters. The Company also occupies approximately 368,000 square feet at 750 Seventh Avenue, New York, New York. The Company owns both the 1585 Broadway and 750 Seventh Avenue buildings. The Company also owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices and an adjacent undeveloped 44 acre parcel.
--------
* The indicated total aggregate square footage leased by the Company does not include space occupied by the Company's securities branch offices.

  In 1999, construction began on a 1,100,000 square foot office tower at 745 Seventh Avenue, New York, New York, which will be owned by the Company. The Company leases the land under the building pursuant to a 99-year ground lease. The Company intends to occupy the building upon project completion, which is anticipated in 2002.

  The Company leases 864,000 square feet at Two World Trade Center, New York, New York, under a lease expiring on May 31, 2006 and also occupies space aggregating approximately 1,069,000 square feet at various other locations in New York City under leases expiring between 2000 and 2013. In addition, the Company leases space aggregating approximately 417,000 square feet in Brooklyn, New York under a lease expiring in 2013.

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

  The Company's subsidiaries have offices, operations and processing centers and warehouse facilities located throughout the United States and certain subsidiaries maintain offices and other facilities in international locations. The Company's properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

Item 3. Legal Proceedings

  The Company is involved in the following litigation matters:

  I. Term Trust Class Actions. A putative class action, Thomas D. Keeley, et al. v. Dean Witter Reynolds Inc. et al. (the "Keeley Action") was commenced in the California Superior Court, Orange County, on October 27, 1994 and later consolidated with three similar class actions. Defendants are the Company, DWR, Dean Witter Distributors, Dean Witter InterCapital Inc., Dean Witter Services Company Inc., TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two DWR employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages. Defendants filed an answer to the first amended class complaint denying all wrongdoing on December 6, 1995, and motions for judgment on the pleadings on March 13, 1997. In the Keeley Action, defendants' motions for judgment on the pleadings were denied on June 23, 1997. On June 1, 1998, the plaintiff's motion to certify the class was granted as to a California statewide class and denied as to a nationwide class. On October 13, 1998, three separate state court actions were filed in Florida, New York and New Jersey. The Florida action was removed to the U.S. District Court for the Middle District of Florida on November 10, 1998. Motions to dismiss were filed by the defendants in the Florida action on August 30, 1999, in the New Jersey action on July 26, 1999, and in the New York action on September 10, 1999. Defendants' motion to dismiss the Florida action was denied January 28, 2000 and defendants filed an answer denying all allegations of wrongdoing on February 22, 2000. Defendants' motion to dismiss the New Jersey action was granted on February 2, 2000.

  II. Morgan Stanley Dean Witter North American Government Income Trust Litigation. Several purported class action lawsuits, which have been consolidated, were instituted on January 11, 1995 in the U.S. District Court for the Southern District of New York against the Morgan Stanley Dean Witter North American

Government Income Trust (formerly TCW/DW North American Government Income Trust) (the "Trust"), DWR, some of the Trust's trustees and officers, its underwriter and distributor, the Trust's sub-adviser, the Trust's former manager and other defendants, by certain shareholders of the Trust. The consolidated amended complaint asserts claims under the Securities Act of 1933 (the "Securities Act") and generally alleges that the defendants made inadequate and misleading disclosures in the prospectuses for the Trust, in particular as such disclosures related to the nature and risks of the Trust's investments in mortgage-backed securities and Mexican securities. Plaintiffs also challenge certain fees paid by the Trust as excessive. Damages are sought in an unspecified amount. Defendants moved to dismiss the consolidated amended complaint. Although on May 8, 1996 the motions to dismiss were denied, upon reconsideration on August 28, 1996 the court dismissed several of plaintiffs' claims and clarified its earlier opinion denying defendants' motion to dismiss. In addition, on August 28, 1996, the court granted plaintiffs' motion for class certification. On December 4, 1996, in light of a new decision by the U.S. Court of Appeals for the Second Circuit, defendants filed a new motion for reconsideration of the court's decision denying the motion to dismiss, which was denied on November 20, 1997. On January 19, 2000, the court gave preliminary approval of a stipulation of settlement disposing of the litigation and authorized that notice be sent to class members regarding the fairness hearing scheduled for April 2000.

  III. In re Merrill Lynch, et al. Securities Litigation. On January 19, 1995, a putative class action was filed in the U.S. District Court for the District of New Jersey on behalf of all persons who placed market orders to purchase or sell securities listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") with DWR between November 4, 1992 and November 4, 1994. The complaint, consolidated with another action against other brokerage firms, seeks unspecified damages and alleges that DWR failed to provide best execution of customer market orders for NASDAQ securities. The complaint asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and state law claims for breach of fiduciary duty and unjust enrichment. On December 15, 1995, the district court granted summary judgment in favor of DWR and, on June 19, 1997, a three-judge panel of the U.S. Court of Appeals for the Third Circuit affirmed. On January 30, 1998, the full Court of Appeals, sitting en banc, reversed and remanded the action to the district court for further proceedings. On April 30, 1998, a petition for a writ of certiorari to the U.S. Supreme Court was filed by the defendants. On June 12, 1998, plaintiffs filed a motion for leave to file an amended complaint to extend the end date for the class period from November 4, 1994 to August 28, 1996 and to name new class representatives. On July 21, 1998, the Magistrate granted the plaintiffs' motion to file an amended complaint. Defendants have appealed that ruling to the district court judge. On October 5, 1998, the U.S. Supreme Court denied the petition for certiorari. On November 8, 1999, the district court denied plaintiffs' motion for class certification.

  IV. Penalty Bid Litigation. On or about August 21, 1998, a purported class action complaint, Friedman, et al. v. Salomon Smith Barney, et al., was filed in the U.S. District Court for the Southern District of New York against the Company and nine other underwriters of securities. An amended complaint dated February 15, 1999, was filed against the Company and sixteen other underwriters of securities. The amended plaintiff class purports to consist of all retail brokerage customers who purchased securities in public offerings from defendants and their alleged co-conspirators at artificially inflated prices. The amended complaint alleges that defendants and their co-conspirators engaged in anti-competitive activity with respect to the distribution of securities in public offerings by agreeing (i) to discourage retail customers from "flipping" or selling shares purchased in public offerings prior to the expiration of a purported "retail restricted period" (a period alleged to have been arbitrarily set by the syndicate manager during which restraints on retail accounts are imposed), and/or (ii) to penalize retail customers who "flipped," and/or (iii) otherwise to prevent retail customers from "flipping." The amended complaint also alleges that similar restraints were not imposed on institutional purchasers of shares in public offerings. The amended complaint alleges violations of Section 1 of the Sherman Act and breach of fiduciary duty, and seeks compensatory, treble and punitive damages in unspecified amounts, injunctive relief, costs and expenses, including attorneys', accountants' and experts' fees. On May 7, 1999, defendants filed a motion to dismiss the amended complaint.

  Another purported class action, captioned Myers v. Merrill Lynch & Co., Inc. et al., was filed on or about August 17, 1998 in California Superior Court, San Francisco County, against Merrill Lynch & Co., Inc., Paine

Webber Group Incorporated, the Company, Travelers Group Inc., Legg Mason Inc., H.J. Meyers & Co., Inc. and The Bear Stearns Companies Inc. The complaint alleges that defendants sold the stock of public companies to investors in public offerings without disclosing the existence of restrictions on "flipping" and serious conflicts of interest with investors resulting from financial and other penalties imposed on brokers and clients for "flipping." The complaint also alleges that similar restrictions were not imposed on larger institutional purchasers of stock in those offerings. The complaint asserts claims for unfair competition and false advertising under various sections of the California Business and Professions Code (the "Business Code"), negligent misrepresentations under the California Civil Code and unfair, fraudulent and unlawful business practices under the Business Code. The complaint seeks injunctive relief and an award of costs and expenses, including attorneys' and experts' fees. On September 15, 1998, the action was removed to the U.S. District Court for the Northern District of California. On October 30, 1998, defendants filed a motion to dismiss the complaint. On March 25, 1999, the court held a hearing on defendants' motion to dismiss the complaint and plaintiffs' motion to remand the action. On August 23, 1999, the court denied plaintiffs' motion to remand the action and granted a motion filed by certain defendants to dismiss the complaint on the grounds of preemption. On September 23, 1999, plaintiffs appealed the decision to the U.S. Court of Appeals for the Ninth Circuit.

  V. IPO Fee Litigation. On or about November 3, 1998, a purported class action complaint, Gillet v. Goldman, Sachs & Co., et al., was filed in the U.S. District Court for the Southern District of New York against the Company and 26 other underwriters of initial public offering ("IPO") securities. On November 23, 1998 and December 2, 1998, two other substantially similar class action complaints, captioned Prager v. Goldman, Sachs & Co. et al. and Holzman
v. Goldman, Sachs & Co. et al. were filed in the U.S. District Court for the Southern District of New York against the same underwriter defendants. On February 11, 1999, Gillet v. Goldman, Sachs & Co., et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al. were consolidated and, on March 15, 1999, a consolidated amended complaint, captioned In re Public Offering Fee Antitrust Litigation, was filed against the Company and 24 other underwriters. The consolidated amended complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell IPO securities of U.S. companies by invariably setting the underwriters' spread at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief, as well as costs, including reasonable attorneys' fees. On April 29, 1999, defendants filed a motion to dismiss the amended complaint.

  VI. Nenni, et al. v. Dean Witter Reynolds Inc. In December 1998, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts against DWR, Morgan Stanley Dean Witter Distributors Inc. and the Company. The complaint, filed on behalf of all purchasers of certain of the Company's mutual funds subject to a contingent deferred sales charge (the "Mutual Funds"), alleges violations of Sections 11, 12 and 15 of the Securities Act, Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, in that the Mutual Funds' prospectuses and registration statements allegedly omitted certain disclosures concerning the transferability of the Mutual Funds to brokerage accounts outside of DWR. The complaint seeks unspecified compensatory and punitive damages, declaratory and injunctive relief, interest and costs, including reasonable attorneys' fees. On February 24, 1999, defendants filed a motion to dismiss the action. On April 30, 1999, plaintiffs filed an amended complaint. On July 9, 1999, defendants filed a motion to dismiss the amended complaint, and on September 29, 1999, the court granted defendants' motion to dismiss the amended complaint. On October 28, 1999, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit.

  VII. Other. In addition to the matters described above, the Company, including MS&Co. and DWR, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. The Company, including MS&Co. and DWR, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties or fines.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning executive officers of the Company as of February 25, 2000. All of the executive officers are members of the Company's Management Committee.

        Name and Age               Present Title and Principal Occupation
        ------------               --------------------------------------
 Philip J. Purcell, 56..... Chairman of the Board of Directors and Chief
                            Executive Officer of the Company since the Merger.
                            Mr. Purcell was the Chairman of the Board of
                            Directors and Chief Executive Officer of Dean
                            Witter Discover from 1986 until the Merger. He is a
                            trustee or director of approximately 95 registered
                            investment companies for which MSDW Advisors serves
                            as investment manager or investment adviser.
                            Mr. Purcell is also a director of AMR Corporation.

 John J. Mack, 55.......... President, Chief Operating Officer and Director of
                            the Company since the Merger. Mr. Mack was the
                            President of Morgan Stanley from June 1993 until
                            the Merger. He was a Director and a Managing
                            Director of Morgan Stanley from December 1987 until
                            the Merger.
 Richard M. DeMartini, 47.. Head of the Company's International Private Client
                            Group since December 1998. Mr. DeMartini was head
                            of the Company's Individual Asset Management
                            Division from May 1997 until December 1998 and
                            President and Chief Operating Officer of Dean
                            Witter Capital from January 1989 until the Merger.

 Kenneth M. deRegt, 44..... Head of the Company's Worldwide Fixed Income Group
                            since the Merger. Mr. deRegt was head of Morgan
                            Stanley's Fixed Income Division from January 1997
                            until the Merger and directed Morgan Stanley's
                            Global Fixed Income Trading and Risk Management
                            from July 1993 until the Merger.

 James F. Higgins, 52...... Head of the Company's Private Client Group since the Merger. Mr. Higgins was President and Chief
                            Operating Officer of Dean Witter Financial from
                            January 1989 until the Merger.

 Peter F. Karches, 48...... Head of the Company's Institutional Securities
                            Group since the Merger. Mr. Karches was a Director
                            and Managing Director of Morgan Stanley from 1994
                            until the Merger. He was head of Morgan Stanley's
                            Securities Division from January 1997 until the
                            Merger and head of Morgan Stanley's Fixed Income
                            Division from 1992 until December 1996.

 Donald G. Kempf, Jr., 62.. Executive Vice President, Chief Legal Officer and
                            Secretary of the Company since December 1999. Prior to joining the Company, Mr. Kempf had been a partner at the law firm of Kirkland & Ellis from 1971 and a member of its management committee from 1981 until 1998.*

--------
* Mr. Kempf became the Company's Chief Legal Officer at the beginning of fiscal year 2000. Christine A. Edwards, the Company's former Chief Legal Officer, stepped down effective June 10, 1999. Pursuant to a September 1, 1999 agreement, the Company paid Mrs. Edwards an amount equal to the sum of her base salary through January 31, 2000, her above-base compensation for fiscal 1998 and the amount she would have been entitled to under the Company's Key Executive Employment Plan. Mrs. Edwards was a "full career" employee, her equity compensation awards were vested, and the forfeiture and transfer restrictions on her equity awards were removed. In addition, she received certain fringe benefits (including health care coverage and reimbursement of certain expenses).


       Name and Age               Present Title and Principal Occupation
       ------------               --------------------------------------
 Mitchell M. Merin, 46.... President and Chief Operating Officer of the Asset
                           Management Group since December 1998. Mr. Merin has
                           been President of MSDW Advisors since April 1997 and
                           its Chief Executive Officer since June 1998. He was
                           Executive Vice President and Chief Administrative
                           Officer of Dean Witter Discover from 1994 until the
                           Merger. He is a trustee or director of approximately
                           65 registered investment companies for which Van
                           Kampen (or a subsidiary thereof) serves as
                           investment manager or investment adviser.

 David W. Nelms, 39....... President and Chief Operating Officer of Discover
                           Financial Services since September 1998. Mr. Nelms
                           was a senior executive from 1992 until 1998 at MBNA
                           America Bank where his last position was Vice
                           Chairman.

 Stephan F. Newhouse, 52.. Deputy Head of the Company's Institutional
                           Securities Group since December 1997. Mr. Newhouse has been a Director and Vice Chairman of MS&Co.
                           since December 1997 and a Managing Director of MS&Co. since 1988.

 Vikram S. Pandit, 43..... Head of the Company's Worldwide Institutional
                           Equities Group since the Merger. Mr. Pandit was head
                           of Morgan Stanley's Equity Division from January
                           1997 until the Merger and was head of Morgan
                           Stanley's Equity Derivatives business from May 1994
                           until December 1996.

 Joseph R. Perella, 58.... Head of the Company's Worldwide Investment Banking
                           Group since the Merger. Mr. Perella was head of
                           Morgan Stanley's Investment Banking Division from
                           January 1997 until the Merger and was head of Morgan
                           Stanley's Corporate Finance Department from May 1995
                           until December 1996. He has been a Director of
                           MS&Co. since March 1994 and a Managing Director of
                           MS&Co. since November 1993.

 John H. Schaefer, 48..... Executive Vice President and Chief Strategic and
                           Administrative Officer of the Company since June
                           1998. Mr. Schaefer was head of Corporate and
                           Strategic Planning for the Company from the Merger
                           until June 1998. Mr. Schaefer was Executive Vice
                           President and Director of Corporate Finance for Dean
                           Witter Discover from 1991 until the Merger.

 Robert G. Scott, 54...... Executive Vice President and Chief Financial Officer
                           of the Company since the Merger. Mr. Scott was the
                           head of Morgan Stanley's Investment Banking Division
                           from 1994 to 1996 and has been a Director and a
                           Managing Director of MS&Co. since 1979.

 Sir David A. Walker, 60.. Head of the Company's European business since
                           November 1994 and Chairman of Morgan Stanley
                           International Incorporated since December 1995. Sir
                           David was a Director of Morgan Stanley from November
                           1994 until the Merger and a Managing Director of Morgan Stanley from May 1995 until the Merger. He is also a non-executive director of Reuters Group PLC.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Information relating to the principal market in which the Registrant's Common Stock is traded, the high and low sales prices per share for each full quarterly period within the two most recent fiscal periods, the approximate number of holders of record of Common Stock and the frequency and amount of any cash dividends declared for the two most recent fiscal periods is set forth under the caption "Quarterly Results" on page 90 of the Registrant's 1999 Annual Report to Shareholders and such information is incorporated by reference herein.

  To enhance its ongoing stock repurchase program, during the quarter ended November 30, 1999, the Company sold European-style put options on an aggregate of 1,000,000 shares of its Common Stock. These put options expired in February 2000. They entitled the holder to sell Common Stock to the Company at prices ranging from $48.51 to $50.29 per share. The sale of these put options, which was made as private placement to a third party, generated proceeds to the Company of approximately $2.5 million.

Item 6. Selected Financial Data

  Selected Financial Data for the Registrant and its subsidiaries for each of the last five fiscal years is set forth under the same caption on page 4 of the 1999 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 55 to 90 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 22 to 47 of the 1999 Annual Report to Shareholders. Such information is incorporated by reference herein and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 55 to 90 of such Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is contained on pages 47 through 53 of the 1999 Annual Report to Shareholders under the caption "Risk Management" and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

  The Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and Independent Auditors' Report thereon, are contained in the 1999 Annual Report to Shareholders on pages 54 to 90, and such information is incorporated by reference herein, including the information appearing under the caption "Quarterly Results" on page 90 of such Annual Report.

  The Combined Financial Statements for the years ended December 31, 1999 and 1998 of the Morgan Stanley U.K. Group Profit Sharing Scheme and Plan, together with the Notes thereon and the Report of Independent Chartered Accountants, appear as Exhibit 99.2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information relating to Directors and Nominees of the Registrant is set forth under the caption "Election of Directors" on pages 4 to 6 of the Proxy Statement of the Registrant for its 2000 Annual Meeting of Stockholders and is incorporated by reference herein. Also incorporated by reference herein is the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears on page 19 of the Proxy Statement.

Item 11. Executive Compensation

  Information relating to executive compensation is set forth under the captions "Director Compensation" on page 7 and "Compensation of Executive Officers" (excluding the information under the subheadings "Report of the Compensation Committees on Executive Compensation" and "Stock Performance Graph") on pages 10 to 20 of the Proxy Statement of the Registrant for its 2000 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock Ownership of Management" and "Principal Stockholders" on pages 8 and 9, respectively, of the Proxy Statement of the Registrant for its 2000 Annual Meeting of Stockholders and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is set forth under the caption "Certain Transactions" on pages 19 and 20 of the Proxy Statement of the Registrant for its 2000 Annual Meeting of Stockholders and such information is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Documents filed as part of this Report:

1. Financial Statements

  The financial statements required to be filed hereunder are listed on page S-1 hereof.

2. Financial Statement Schedules

  The financial statement schedules required to be filed hereunder are listed on page S-1 hereof.

3. Exhibits

  An exhibit index has been filed as part of this report beginning on page E-1 hereto and is incorporated herein by reference.

(b) A Current Report on Form 8-K, dated September 22, 1999, was filed with the Securities and Exchange Commission in connection with the announcement of the Company's third fiscal quarter financial results.

  A Current Report on Form 8-K, dated October 20, 1999, was filed with the Securities and Exchange Commission in connection with the Company's launch of ichoice.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2000.

                                          Morgan Stanley Dean Witter & Co.
                                           (Registrant)

                                              By /s/ Philip J. Purcell
                                          _____________________________________
                                                    Philip J. Purcell
                                             Chairman of the Board and Chief
                                                    Executive Officer

                               POWER OF ATTORNEY

  We, the undersigned directors and executive officers of Morgan Stanley Dean Witter & Co., hereby severally constitute Donald G. Kempf, Jr., Robert G. Scott and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2000.

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

            /s/ Joanne Pace                 Controller (Principal Accounting Officer)
___________________________________________
               (Joanne Pace)

           /s/ Robert P. Bauman                              Director
___________________________________________
              (Robert P. Bauman)

           /s/ Edward A. Brennan                             Director
___________________________________________
            (Edward A. Brennan)

                 Signature                                     Title
                 ---------                                     -----

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

      /s/ Clarence B. Rogers, Jr.                            Director
___________________________________________
         (Clarence B. Rogers, Jr.)

        /s/ Laura D'Andrea Tyson                             Director
___________________________________________
          (Laura D'Andrea Tyson)

                        Morgan Stanley Dean Witter & Co.

                         Index to Financial Statements
                       and Financial Statement Schedules
                        Items (14)(a)(1) and (14)(a)(2)

                                                                 Page
                                                        -----------------------
                                                        Form 10-K Annual Report
                                                        --------- -------------
Financial Statements
--------------------
Independent Auditors' Report..........................                  54
Consolidated Statements of Financial Condition at
 November 30, 1999 and November 30, 1998..............                  55
Consolidated Statements of Income for Fiscal 1999,
 1998, and 1997.......................................                  57
Consolidated Statements of Comprehensive Income for
 Fiscal 1999, 1998 and 1997...........................                  58
Consolidated Statements of Cash Flows for Fiscal 1999,
 1998 and 1997........................................                  59
Consolidated Statements of Changes in Shareholders'
 Equity for Fiscal 1999, 1998 and 1997................                  60
Notes to Consolidated Financial Statements............                  62

Financial Statement Schedules
-----------------------------
Schedule I--Condensed Financial Information of Morgan
 Stanley Dean Witter & Co. (Parent Company Only)--at
 November 30, 1999 and November 30, 1998 and
 for each of the Three Fiscal Years in the Period
 Ended November 30, 1999..............................  S-2--S-5

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                    (dollars in millions, except share data)

                                                                         November 30, November 30,
                                                                             1999         1998
                                                                         ------------ ------------
Assets:
  Cash and cash equivalents.............................................   $ 1,914      $ 5,652
  Financial instruments owned...........................................     2,446          451
  Advances to subsidiaries..............................................    50,121       43,686
  Investment in subsidiaries, at equity.................................    17,129       14,484
  Other assets..........................................................     2,139        2,202
                                                                           -------      -------
    Total assets........................................................   $73,749      $66,475
                                                                           =======      =======
Liabilities and Shareholders' Equity:
  Short-term borrowings.................................................   $25,360      $21,359
  Payables to subsidiaries..............................................     6,044        6,341
  Other liabilities and accrued expenses................................       730          579
  Long-term borrowings..................................................    24,601       24,077
                                                                           -------      -------
                                                                            56,735       52,356
                                                                           -------      -------
Commitments and contingencies

Shareholders' equity:
  Preferred stock.......................................................       670          674
  Common stock (1) ($0.01 par value; 1,750,000,000 shares authorized,
   1,211,685,904 and 1,211,685,904 shares issued, 1,104,630,098 and
   1,131,341,616 shares outstanding at November 30, 1999 and November 30,
   1998)................................................................        12           12
  Paid-in capital (1)...................................................     3,836        3,740
  Retained earnings.....................................................    16,285       12,080
  Employee stock trust..................................................     2,426        1,913
  Cumulative translation adjustments....................................       (27)         (12)
                                                                           -------      -------
    Subtotal............................................................    23,202       18,407

  Note receivable related to sale of preferred stock to ESOP............       (55)         (60)
  Common stock held in treasury, at cost (1) ($0.01 par value,
   107,055,806 and 80,344,288 shares at November 30, 1999 and November
   30, 1998)............................................................    (4,355)      (2,702)
  Common stock issued to employee trust.................................    (1,778)      (1,526)
                                                                           -------      -------
    Total shareholders' equity..........................................    17,014       14,119
                                                                           -------      -------
  Total liabilities and shareholders' equity............................   $73,749      $66,475
                                                                           =======      =======

--------
(1) Amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

            Condensed Statements of Income and Comprehensive Income
                             (dollars in millions)

                                            Fiscal 1999 Fiscal 1998 Fiscal 1997
                                            ----------- ----------- -----------
Revenues:
  Interest and dividends...................   $2,585      $3,098      $4,531
  Principal transactions...................       55          60           6
  Fiduciary fees...........................       16          16          23
  Other....................................        2          (1)          1
                                              ------      ------      ------
    Total revenues.........................    2,658       3,173       4,561
                                              ------      ------      ------
Expenses:
  Interest expense.........................    2,460       2,976       4,403
  Non-interest expenses....................       29           9          70
                                              ------      ------      ------
    Total expenses.........................    2,489       2,985       4,473
                                              ------      ------      ------
  Income before provision for income taxes
   and equity in earnings of subsidiaries..      169         188          88
  Provision for income taxes...............       63          70          44
                                              ------      ------      ------
  Income before equity in earnings of
   subsidiaries............................      106         118          44
  Equity in earnings of subsidiaries, net
   of tax..................................    4,685       3,158       2,542
                                              ------      ------      ------
  Net income...............................   $4,791      $3,276      $2,586
                                              ======      ======      ======
  Other comprehensive income, net of tax:
    Foreign currency translation
     adjustment............................      (15)         (3)          2
                                              ------      ------      ------
  Comprehensive income.....................   $4,776      $3,273      $2,588
                                              ======      ======      ======
  Net income...............................   $4,791      $3,276      $2,586
                                              ======      ======      ======
  Preferred stock dividend requirements....   $   44      $   55      $   66
                                              ======      ======      ======
  Earnings applicable to common shares.....   $4,747      $3,221      $2,520
                                              ======      ======      ======


                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                       Condensed Statements of Cash Flows
                             (dollars in millions)

                                            Fiscal 1999 Fiscal 1998 Fiscal 1997
                                            ----------- ----------- -----------
Cash flows from operating activities:
  Net income...............................   $ 4,791     $ 3,276     $ 2,586
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Non-cash charges (credits) included in
       net income:
      Compensation payable in common or
       preferred stock.....................       675         334         374
      Equity in subsidiaries' earnings, net
       of dividends........................    (1,119)     (1,300)     (1,504)
    Change in assets and liabilities:
      Financial instruments owned..........    (2,126)        (37)         69
      Other assets.........................       242        (589)       (724)
      Other liabilities and accrued
       expenses............................       301        (161)        336
                                              -------     -------     -------
  Net cash provided by operating
   activities..............................     2,764       1,523       1,137
                                              -------     -------     -------
Cash flows from investing activities:
  Investments in and advances to
   subsidiaries, at equity.................    (8,193)      1,605       1,402
                                              -------     -------     -------
Net cash (used for) provided by investing
 activities................................    (8,193)      1,605       1,402
                                              -------     -------     -------
Cash flows from financing activities:
  Net proceeds from (payments for) short-
   term borrowings.........................     4,001       4,614      (3,779)
  Net proceeds from:
    Issuance of common stock...............       270         186         194
    Issuance of put options................         9         --          --
    Issuance of long-term borrowings.......     6,519       8,167       6,115
  Payments for:
    Repurchases of common stock............    (2,374)     (2,925)       (124)
    Repayments of long-term borrowings.....    (6,159)     (6,944)     (3,912)
    Redemption of cumulative preferred
     stock.................................       --         (200)       (345)
    Cash dividends.........................      (575)       (519)       (416)
                                              -------     -------     -------
Net cash provided by (used for) financing
 activities................................     1,691       2,379      (2,267)
                                              -------     -------     -------
Dean Witter, Discover & Co.'s (Parent
 Company Only) net cash activity
 for the month of December 1996............       --          --         (139)
                                              -------     -------     -------
Net (decrease) increase in cash and cash
 equivalents...............................    (3,738)      5,507         133
Cash and cash equivalents, at beginning of
 period....................................     5,652         145          12
                                              -------     -------     -------
Cash and cash equivalents, at end of
 period....................................   $ 1,914     $ 5,652     $   145
                                              =======     =======     =======

                  See Notes to Condensed Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 Basis of Financial Information

  The accompanying condensed financial statements (the "Parent Company Financial Statements") give retroactive effect to the May 1997 merger of Morgan Stanley Group Inc. ("Morgan Stanley") with and into Dean Witter, Discover & Co. ("Dean Witter Discover"), which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Dean Witter Discover and Morgan Stanley had always been combined.

  The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley Dean Witter & Co. (the "Company") and the notes thereto found on pages 55 to 90 of the Company's Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

  Prior to the consummation of the merger, Dean Witter Discover's year ended on December 31 and Morgan Stanley's fiscal year ended on November 30. Subsequent to the merger, the Company adopted a fiscal year-end of November
30. The Company's results for the 12 months ended November 30, 1999 ("fiscal 1999"), November 30, 1998 ("fiscal 1998") and November 30, 1997 ("fiscal 1997") reflect the change in fiscal year-end. Fiscal 1997 includes the results of Dean Witter Discover that were restated to conform with the new fiscal year-end date.

 Employee Stock Ownership Plan

  The Company has a $140 million leveraged employee stock ownership plan, funded through an independently managed trust. The Employee Stock Ownership Plan ("ESOP") was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. Each of the 3,493,477 ESOP preferred shares outstanding at November 30, 1999 is held by the ESOP trust, is convertible into 6.6 shares of the Company's common stock and is entitled to annual dividends of $2.78 per preferred share.

  In January 2000, all shares of the ESOP Convertible Preferred Stock were converted into common shares of the Company.

 Stock Split

  On December 20, 1999, the Company declared a two-for-one common stock split, effected in the form of a 100% stock dividend, payable to shareholders of record on January 12, 2000 and distributable on January 26, 2000. All share and shareholders' equity data have been retroactively restated to reflect this split.

2. Transactions with Subsidiaries

  The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its subsidiaries.

  The Company received cash dividends from its consolidated subsidiaries totaling $3,566 million, $1,858 million and $1,088 million in fiscal 1999, 1998 and 1997, respectively.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

  We have audited the consolidated financial statements of Morgan Stanley Dean Witter & Co. and subsidiaries as of fiscal years ended November 30, 1999 and 1998, and for each of the three fiscal years in the period ended November 30, 1999, and have issued our report thereon dated January 21, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement schedules for Morgan Stanley Dean Witter & Co. (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 21, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                  For the fiscal year ended November 30, 1999
                          Commission File No. 1-11758

                        Morgan Stanley Dean Witter & Co.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by the Registrant or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by the Registrant or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. The Exchange Act file number of the Company is 1-11758. Prior to the Merger, the Exchange Act file number of Morgan Stanley Group Inc. ("Morgan Stanley") was 1-9085. In addition, certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to a Schedule 13D, as amended (the "Schedule 13D"), filed by certain senior officers of the Company under the Exchange Act and are hereby incorporated by reference.

                                                                   Sequentially
 Exhibit                                                              Number
   No.                         Description                            Pages
 -------                       -----------                         ------------
  3.1*   Amended and Restated Certificate of Incorporation of
         the Company, as amended to date.

  3.2 By-Laws of the Company, as amended to date (Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999).

  4.1    Rights Agreement dated as of April 25, 1995 between the
         Company and Chemical Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights
         Certificate (Exhibit 1 to the Company's Registration
         Statement on Form 8-A dated April 25, 1995).

  4.2    Amendment dated as of February 4, 1997 to the Rights
         Agreement between the Company and The Chase Manhattan
         Bank, as rights agent (Exhibit 4.1 to the Company's
         Current Report on Form 8-K dated February 4, 1997).

  4.3    Second Amendment dated as of June 15, 1999 to the
         Rights Agreement between the Company and The Chase
         Manhattan Bank (as successor to Chemical Bank), as rights agent (Exhibit 4.1 to the Company's Current
         Report on Form 8-K dated June 15, 1999).

  4.4 Stockholders' Agreement dated February 14, 1986, as amended (Exhibit 4.2 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31,
         1993).

  4.5    Form of Consent and Amendment dated as of January 31,
         1996 among the Company and certain signatories to the Stockholders' Agreement referred to in Exhibit 4.4
         (Exhibit 4.3 to Morgan Stanley's Annual Report on Form
         10-K for the fiscal year ended November 30, 1995).

  4.6    Form of Consent and Amendment dated as of December 14,
         1999 among the Company and certain signatories to the Stockholders' Agreement referred to in Exhibit 4.4
         (Exhibit O to Amendment No. 3 to the Schedule 13D dated
         January 2, 2000).

  4.7 Indenture dated as of February 24, 1993 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4 to the Company's Registration
         Statement on Form S-3 (No. 33-57202)).

  4.8    Amended and Restated Senior Indenture dated as of May
         1, 1999 between the Company and The Chase Manhattan
         Bank, as trustee (Exhibit 4-e to the Company's
         Registration Statement on Form S-3/A (No. 333-75289)).

  4.9    Amended and Restated Subordinated Indenture dated as of
         May 1, 1999 between the Company and The First National
         Bank of Chicago, as trustee (Exhibit 4-f to the Company's Registration Statement on Form S-3/A (No.
         333-75289)).

  4.10 Subordinated Indenture dated as of November 15, 1993 among Morgan Stanley Finance plc, The Company, as guarantor, and The Chase Manhattan Bank (as successor to Chemical Bank), as trustee (Exhibit 4.1 to Morgan
         Stanley's Current Report on Form 8-K dated November 19,
         1993).


                                                                   Sequentially
 Exhibit                                                              Number
   No.                         Description                            Pages
 -------                       -----------                         ------------
  4.11   First Supplemental Subordinated Indenture dated as of
         June 1, 1997 among Morgan Stanley Finance plc, the
         Company, as guarantor, and The Chase Manhattan Bank, as
         trustee (Exhibit 4-f to the Company's Registration
         Statement on Form S-3 (No. 333-27881)).

  4.12   Amended and Restated Voting Agreement dated December
         14, 1999 among the Company, State Street Bank and Trust
         Company and Other Persons Signing Similar Voting
         Agreements (Exhibit P to Amendment No. 3 to the
         Schedule 13D dated January 2, 2000).

  4.13   Instruments defining the Rights of Security Holders,
         Including Indentures--Except as set Forth in Exhibits
         4.1 through 4.12 above, the instruments defining the rights of holders of Long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of regulation S-K. The
         Company hereby agrees to furnish Copies of these instruments to the Securities and Exchange Commission upon request.

 10.1 Services Agreement by and between the Company and International Business Machines Corporation, Effective as of July 1, 1999 (Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         August 31, 1999; confidential treatment has been requested for portions of this exhibit).

 10.2 Form of Pooling and Servicing Agreement used in connection with the Discover Card Trust 1993B (Exhibit
         4.2 to the Company's Registration Statement on Form S-1
         (No. 33-57302)).

 10.3    Pooling and Servicing Agreement dated as of October 1,
         1993 between Greenwood Trust Company as master servicer, servicer and seller and U.S. Bank National
         Association, as trustee (Exhibit 4.1 to the Discover
         Card Master Trust I Registration Statement on Form S-1
         (No. 33-71502)).

 10.4 First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on
         Form 8-K dated August 1, 1995).

 10.5 Second Amendment to Pooling and Servicing Agreement dated as of February 29, 1996 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on
         Form 8-K dated April 30, 1996).

 10.6 Third Amendment to Pooling and Servicing Agreement dated as of March 30, 1998 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association, as trustee (Exhibit
         4.1(d) to the Discover Card Master Trust I Registration
         Statement on Form 8-A dated April 9, 1998).

 10.7 Fourth Amendment to Pooling and Servicing Agreement dated as of November 30, 1998 between Greenwood Trust
         Company, as master servicer, servicer and seller and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on
         Form 8-K dated November 30,1998).

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


                                                                   Sequentially
 Exhibit                                                              Number
   No.                         Description                            Pages
 -------                       -----------                         ------------
 10.10   Second Amendment to Trust Agreement dated May 31, 1997
         between the Company and State Street Bank and Trust
         Company (Exhibit O to Amendment No. 1 to the Schedule
         13D dated May 31, 1997).

 10.11   Third Amendment to Trust Agreement dated November 30,
         1999 between the Company and State Street Bank and
         Trust Company (Exhibit R to Amendment No. 3 to the
         Schedule 13D dated January 2, 2000).

 10.12   Amended and Restated Trust Agreement of MSDWD Capital
         Trust I dated as of March 12, 1998 among the Company, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware) as Delaware trustee, and the administrators named thereon (Exhibit
         4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

 10.13+  Dean Witter Reynolds Inc. Supplemental Pension Plan
         (formerly known as the Dean Witter Reynolds Financial
         Services Inc. Supplemental Pension Plan for Executives)
         (amended and restated as of December 14, 1993) (Exhibit
         10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.14+  Omnibus Equity Incentive Plan (Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.15+  Employees Replacement Stock Plan (Exhibit 4.2 to the
         Company's Registration Statement on Form S-8 (No. 33-
         63024)).

 10.16+  Amendment to the Employees Replacement Stock Plan
         (adopted June 18, 1993) (Exhibit 10.1 to the Company's
         Current Report on Form 8-k dated November 18, 1993).

 10.17+  Dean Witter START Plan (Saving Today Affords Retirement
         Tomorrow) (amended and restated) (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1996).

 10.18+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.11 to the
         Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997).

 10.19+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

 10.20+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

 10.21+  Amendment to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (Exhibit 10.19 to the
         Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

 10.22*+ Amendments to Dean Witter START Plan (Saving Today
         Affords Retirement Tomorrow) (adopted December 22,
         1999).

 10.23+  1993 Stock Plan for Non-Employee Directors (Exhibit 4.3
         to the Company's Registration Statement on Form S-8
         (No. 33-63024)).

 10.24+  Amendment to the 1993 Stock Plan for Non-Employee
         Directors (Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 10.25+ Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

 10.26+  1994 Omnibus Equity Plan (Exhibit 10.52 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1993).


                                                                   Sequentially
 Exhibit                                                              Number
   No.                         Description                            Pages
 -------                       -----------                         ------------
 10.27+  Tax Deferred Equity Participation Plan (amended and restated as of September 21, 1999) (Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended August 31, 1999).

 10.28+  Key Executive Employment Plan, as amended April 19,
         1996 (Exhibit 10.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1996).

 10.29+  Directors' Equity Capital Accumulation Plan (Exhibit
         10.19 to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).

 10.30+ Employees Equity Accumulation Plan (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.31+  Employee Stock Purchase Plan (Exhibit 10.28 to the
         Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

 10.32+* Amendment to Employee Stock Purchase Plan (adopted
         December 14, 1999).

 10.33+  Form of Agreement under the Morgan Stanley & Co.
         Incorporated Owners' and Select Earners' Plan (Exhibit
         10.1 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.34+  Form of Agreement under the Officers' and Select
         Earners' Plan (Exhibit 10.2 to Morgan Stanley's Annual
         Report on Form 10-K for the fiscal year ended January
         31, 1993).

 10.35+  Morgan Stanley & Co. Incorporated Excess Benefit Plan
         (Exhibit 10.31 to the Company's Annual Report on Form
         10-K for the fiscal year ended November 30, 1998).

 10.36+ Supplemental Executive Retirement Plan (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

 10.37+* Amendment to Supplemental Executive Retirement Plan
         (adopted December 22, 1999).

 10.38+  Performance Unit Plan (amended and restated) (Exhibit
         10.8 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.39+  1988 Equity Incentive Compensation Plan, as amended
         (Exhibit 10.12 to Morgan Stanley's Annual Report on
         Form 10-K for the fiscal year ended January 31, 1993).

 10.40+  1995 Equity Incentive Compensation Plan (Annex A to
         Morgan Stanley's Proxy Statement for its 1996 Annual
         Meeting of Stockholders).

 10.41+  1988 Capital Accumulation Plan, as amended (Exhibit
         10.13 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.42+  Form of Deferred Compensation Agreement under the Pre-
         Tax Incentive Program (Exhibit 10.12 to Morgan
         Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

 10.43+  Form of Deferred Compensation Agreement under the Pre-
         Tax Incentive Program 2 (Exhibit 10.12 to Morgan
         Stanley's Annual Report for the fiscal year ended
         November 30, 1996).

 10.44+  Trust Deed and Rules of the Morgan Stanley
         International Profit Sharing Scheme dated November 12,
         1987 of the Company, Morgan Stanley International and
         Noble Lowndes Settlement Trustees Limited (Exhibit
         10.11 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).


                                                                   Sequentially
 Exhibit                                                              Number
   No.                         Description                            Pages
 -------                       -----------                         ------------
 10.45+  Trust Deed and Rules of the Morgan Stanley UK Group
         Profit Sharing Plan dated November 3, 1997 of the
         Company, Morgan Stanley UK Group, Morgan Stanley
         International Incorporated and Noble Lowndes Settlement
         Trustees Limited (Exhibit 10.40 to the Company's Annual
         Report on Form 10-K for the fiscal year ended
         November 30, 1998).

 10.46+  Amendment to Trust Deed and Rules of Morgan Stanley UK
         Group Profit Sharing Plan (Exhibit 10.41 to the
         Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 ).

 10.47+  Amendments to the Rules of the Morgan Stanley UK Group
         Profit Sharing Plan (Exhibit 10.42 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         November 30, 1998).

 11*     Statement Re: Computation of Earnings Per Common Share.

 12*     Statement Re: Computation of Ratio of Earnings to Fixed
         Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

 13*     The following portions of the Company's 1999 Annual
         Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an Exhibit:

         13.1 "Quarterly Results" (page 90).

         13.2 "Selected Financial Data" (page 4).

         13.3 "Management's Discussion and Analysis of Financial
             Condition and Results of Operations" (pages 22 to
             47).

         13.4 "Risk Management" (pages 47 to 53).

         13.5 Consolidated Financial Statements of the Company and its subsidiaries, together with the Notes thereto and the Independent Auditors' Report thereon (pages 54 to 90).

 21*     Subsidiaries of the Company.

 23.1*   Consent of Deloitte & Touche LLP.

 23.2*   Consent of Deloitte & Touche LLP with respect to the
         Combined Financial Statements for the fiscal year ended
         December 31, 1999 for the Morgan Stanley U.K. Group
         Profit Sharing Scheme and Plan.

 24      Powers of Attorney (included on signature page).

 27*     Financial Data Schedule.

 99.1* Change in Employment Status Agreement by and between the Company and Christine A. Edwards dated September 1,
         1999.

 99.2*   Combined Financial Statements for the years ended
         December 31, 1999 and 1998 for the Morgan Stanley U.K.
         Group Profit Sharing Scheme and Plan.

--------
* Filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

[LOGO] Printed on Recycled Paper