Form 10-Q
period 2000-02-29
MORGAN STANLEY DEAN WITTER & CO
filed 2000-04-13
CIK 895421

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

               For the quarterly period ended February 29, 2000

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of March 31, 2000 there were 1,131,822,142 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        Quarter Ended February 29, 2000

                                                                           Page
                                                                           ----
Part I--Financial Information
  Item 1. Financial Statements
    Condensed Consolidated Statements of Financial Condition--February 29,
     2000 (unaudited) and November 30, 1999...............................   1
    Condensed Consolidated Statements of Income (unaudited)--Three Months
     Ended February 29, 2000 and February 28, 1999........................   2
    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three Months Ended February 29, 2000 and February 28,
     1999.................................................................   3
    Condensed Consolidated Statements of Cash Flows (unaudited)--Three
     Months Ended February 29, 2000 and February 28, 1999.................   4
    Notes to Condensed Consolidated Financial Statements (unaudited)......   5
    Independent Accountants' Report.......................................  13
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  32
Part II--Other Information
  Item 1. Legal Proceedings...............................................  33
  Item 2. Changes in Securities and Use of Proceeds.......................  33
  Item 4. Submission of Matters to a Vote of Security Holders.............  33
  Item 6. Exhibits and Reports on Form 8-K................................  34

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                      February 29, November 30,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS                         (unaudited)
Cash and cash equivalents...........................    $ 15,329     $ 12,325
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $13,183 at February 29, 2000 and $6,925 at November
 30, 1999)..........................................      16,045        9,713
Financial instruments owned:
  U.S. government and agency securities.............      23,564       25,646
  Other sovereign government obligations............      15,664       17,522
  Corporate and other debt..........................      27,696       30,443
  Corporate equities................................      20,523       14,843
  Derivative contracts..............................      26,672       22,769
  Physical commodities..............................         218          819
Securities purchased under agreements to resell.....      76,121       70,366
Receivable for securities provided as collateral....       6,783        9,007
Securities borrowed.................................     107,138       85,064
Receivables:
  Consumer loans (net of allowances of $771 at
   February 29, 2000 and $769 at November 30,
   1999)............................................      22,986       20,229
  Customers, net....................................      31,278       29,299
  Brokers, dealers and clearing organizations.......       2,566        2,252
  Fees, interest and other..........................       3,845        5,371
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,748 at February
 29, 2000 and $1,667 at November 30, 1999)..........       2,231        2,204
Aircraft under operating leases (less accumulated
 depreciation of $126 at February 29, 2000 and $86
 at November 30, 1999)..............................       1,902          886
Other assets........................................       7,511        8,209
                                                        --------     --------
Total assets........................................    $408,072     $366,967
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings....    $ 48,019     $ 38,242
Deposits............................................      10,845       10,397
Financial instruments sold, not yet purchased:
  U.S. government and agency securities.............      10,469       12,285
  Other sovereign government obligations............       7,530        7,812
  Corporate and other debt..........................       3,837        2,322
  Corporate equities................................      21,595       15,402
  Derivative contracts..............................      23,047       23,228
  Physical commodities..............................       1,044          919
Securities sold under agreements to repurchase......     106,026      104,450
Obligation to return securities received as
 collateral.........................................      13,603       14,729
Securities loaned...................................      36,530       30,080
Payables:
  Customers.........................................      57,626       45,775
  Brokers, dealers and clearing organizations.......       3,423        1,335
  Interest and dividends............................       1,933        2,951
Other liabilities and accrued expenses..............      10,964       10,439
Long-term borrowings................................      32,890       28,604
                                                        --------     --------
                                                         389,381      348,970
                                                        --------     --------
Capital Units.......................................         439          583
                                                        --------     --------
Preferred Securities Issued by Subsidiaries.........         400          400
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock...................................         545          670
  Common stock(1) ($0.01 par value, 1,750,000,000
   shares authorized, 1,211,685,904 and
   1,211,685,904 shares issued, 1,134,181,285 and
   1,104,630,098 shares outstanding at February 29,
   2000 and November 30, 1999)......................          12           12
  Paid-in capital(1)................................       3,253        3,836
  Retained earnings.................................      17,592       16,285
  Employee stock trust..............................       2,414        2,426
  Cumulative translation adjustments................         (39)         (27)
                                                        --------     --------
    Subtotal........................................      23,777       23,202
  Note receivable related to ESOP...................         (55)         (55)
  Common stock held in treasury, at cost(1) ($0.01
   par value, 77,504,619 and 107,055,806 shares at
   February 29, 2000 and November 30, 1999).........      (3,456)      (4,355)
  Common stock issued to employee trust.............      (2,414)      (1,778)
                                                        --------     --------
    Total shareholders' equity......................      17,852       17,014
                                                        --------     --------
Total liabilities and shareholders' equity..........    $408,072     $366,967
                                                        ========     ========

-------
(1) Fiscal 1999 amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (dollars in millions, except share and per share data)

                                                        Three Months Ended
                                                    ---------------------------
                                                    February 29,  February 28,
                                                        2000          1999
                                                    ------------- -------------
                                                            (unaudited)
Revenues:
Investment banking................................. $       1,335 $         957
Principal transactions:
  Trading..........................................         2,277         1,659
  Investments......................................           431           265
Commissions........................................         1,037           653
Fees:
  Asset management, distribution and administra-
   tion............................................           910           729
  Merchant and cardmember..........................           443           341
  Servicing........................................           287           253
Interest and dividends.............................         4,797         3,763
Other..............................................            97            56
                                                    ------------- -------------
  Total revenues...................................        11,614         8,676
Interest expense...................................         3,980         3,160
Provision for consumer loan losses.................           223           177
                                                    ------------- -------------
  Net revenues.....................................         7,411         5,339
                                                    ------------- -------------
Non-interest expenses:
  Compensation and benefits........................         3,408         2,363
  Occupancy and equipment..........................           175           146
  Brokerage, clearing and exchange fees............           121           114
  Information processing and communications........           346           309
  Marketing and business development...............           471           395
  Professional services............................           183           162
  Other............................................           275           178
                                                    ------------- -------------
    Total non-interest expenses....................         4,979         3,667
                                                    ------------- -------------
Income before income taxes.........................         2,432         1,672
Provision for income taxes.........................           888           635
                                                    ------------- -------------
Net income......................................... $       1,544 $       1,037
                                                    ============= =============
Preferred stock dividend requirements.............. $           9 $          11
                                                    ============= =============
Earnings applicable to common shares(1)............ $       1,535 $       1,026
                                                    ============= =============
Earnings per share(2):
  Basic............................................ $        1.40 $        0.93
                                                    ============= =============
  Diluted.......................................... $        1.34 $        0.88
                                                    ============= =============
Average common shares outstanding(2):
  Basic............................................ 1,093,904,751 1,107,871,156
                                                    ============= =============
  Diluted.......................................... 1,146,854,036 1,169,186,312
                                                    ============= =============

--------
(1) Amounts shown are used to calculate basic earnings per common share.
(2) Fiscal 1999 amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                                           Three Months Ended
                                                        -------------------------
                                                        February 29, February 28,
                                                            2000         1999
                                                        ------------ ------------
                                                               (unaudited)
Net income.............................................    $1,544       $1,037
Other comprehensive income, net of tax:
 Foreign currency translation adjustment...............       (12)         (19)
                                                           ------       ------
Comprehensive income...................................    $1,532       $1,018
                                                           ======       ======



           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                         Three Months Ended
                                                      -------------------------
                                                      February 29, February 28,
                                                          2000         1999
                                                      ------------ ------------
                                                             (unaudited)
Cash flows from operating activities
Net income...........................................   $  1,544     $  1,037
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Non-cash charges included in net income..........        466          367
  Changes in assets and liabilities:
    Cash and securities deposited with clearing
     organizations or segregated under federal and
     other regulations...............................     (6,332)      (3,964)
    Financial instruments owned, net of financial
     instruments sold, not yet purchased.............      4,305      (11,549)
    Securities borrowed, net of securities loaned....    (15,624)      (3,263)
    Receivables and other assets.....................       (761)      (3,286)
    Payables and other liabilities...................     13,165       (2,750)
                                                        --------     --------
Net cash used for operating activities...............     (3,237)     (23,408)
                                                        --------     --------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities................................       (112)        (357)
    Net principal disbursed on consumer loans........     (4,284)        (298)
    Sales of consumer loans..........................      1,314          525
                                                        --------     --------
Net cash used for investing activities...............     (3,082)        (130)
                                                        --------     --------
Cash flows from financing activities
  Net proceeds from (payments for) short-term
   borrowings........................................      9,740       (8,110)
  Securities sold under agreements to repurchase, net
   of securities purchased under agreements to
   resell............................................     (4,179)      21,128
  Net proceeds from:
    Deposits.........................................        448          225
    Issuance of common stock.........................        145           64
    Issuance of put options..........................         16          --
    Issuance of long-term borrowings.................      6,027        3,056
  Payments for:
    Repurchases of common stock......................       (726)        (272)
    Repayments of long-term borrowings...............     (1,771)      (3,060)
    Redemption of Capital Units......................       (144)         --
    Cash dividends...................................       (233)        (146)
                                                        --------     --------
Net cash provided by financing activities............      9,323       12,885
                                                        --------     --------
Net increase (decrease) in cash and cash equiva-
 lents...............................................      3,004      (10,653)
Cash and cash equivalents, at beginning of period....     12,325       16,878
                                                        --------     --------
Cash and cash equivalents, at end of period..........   $ 15,329     $  6,225
                                                        ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 The Company

  Morgan Stanley Dean Witter & Co. (the "Company") is a pre-eminent global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. Its Securities business includes securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service and online brokerage services; research services; the trading of foreign exchange and commodities, as well as derivatives on a broad range of asset categories, rates and indices; securities lending; and private equity activities. The Company's Asset Management business provides global asset management advice and services to investors through a variety of product lines and brand names, including Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card and the Morgan Stanley Dean WitterSM Card; and the operation of Discover Business Services (formerly the Discover/NOVUS(R) Network) a proprietary network of merchant and cash access locations.

  The condensed consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), Dean Witter Reynolds Inc. ("DWR"), Morgan Stanley Dean Witter Advisors Inc. and NOVUS Credit Services Inc.

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

  The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended November 30, 1999. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

  On December 20, 1999, the Company declared a two-for-one common stock split, effected in the form of a 100% stock dividend, payable to shareholders of record on January 12, 2000 and distributable on January 26, 2000. All share, per share and shareholders' equity data have been retroactively restated to reflect this split.

  On April 6, 2000, shareholders of the Company approved an amendment to increase the number of authorized common stock shares to 3.5 billion.

  As of February 29, 2000, approximately $0.9 billion of the Company's aircraft assets were owned by Morgan Stanley Aircraft Finance, a bankruptcy-remote subsidiary of the Company. Such aircraft assets are not available to satisfy claims of potential creditors of the Company.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of adopting SFAS No. 133.

                       MORGAN STANLEY DEAN WITTER & CO.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and provides specific guidance as to when certain costs incurred in connection with an internal-use software project should be capitalized and when they should be expensed. The Company has adopted SOP 98-1 effective December 1, 1999.

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                          Three Months Ended
                                                       -------------------------
                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
Balance, beginning of period..........................     $769         $787
Provision for loan losses.............................      223          177
Less deductions:
  Charge-offs.........................................      257          271
  Recoveries..........................................      (36)         (32)
                                                           ----         ----
  Net charge-offs.....................................      221          239
                                                           ----         ----
Other(1)..............................................      --            52
                                                           ----         ----
Balance, end of period................................     $771         $777
                                                           ====         ====

--------
(1) Primarily reflects transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $37 million in the quarter ended February 29, 2000 and $35 million in the quarter ended February 28, 1999.

  The Company received net proceeds from asset securitizations of $1,314 million in the quarter ended February 29, 2000 and $525 million in the quarter ended February 28, 1999. The uncollected balances of consumer loans sold through asset securitizations were $18,231 million at February 29, 2000 and $16,997 million at November 30, 1999.

3. Long-Term Borrowings

  Long-term borrowings at February 29, 2000 scheduled to mature within one year aggregated $8,040 million.

  During the quarter ended February 29, 2000 the Company issued senior notes aggregating $6,033 million, including non-U.S. dollar currency notes aggregating $571 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 6.43% at February 29, 2000; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2001, $822 million; 2002, $1,975 million; 2003, $2,609 million; 2004, $15 million; 2005, $558 million and thereafter, $54 million. In the quarter ended February 29, 2000, $1,771 million of senior notes were repaid.

                       MORGAN STANLEY DEAN WITTER & CO.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

  Preferred stock is composed of the following issues:

                              Shares Outstanding at          Balance at
                            ------------------------- -------------------------
                            February 29, November 30, February 29, November 30,
                                2000         1999         2000         1999
                            ------------ ------------ ------------ ------------
                                                        (dollars in millions)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88........         --     3,493,477       $--          $125
Series A Fixed/Adjustable
 Rate Cumulative Preferred
 Stock, stated value
 $200.....................   1,725,000    1,725,000        345          345
7- 3/4% Cumulative
 Preferred Stock, stated
 value $200...............   1,000,000    1,000,000        200          200
                                                          ----         ----
  Total...................                                $545         $670
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

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2015 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock.

  In January 2000, the Company and MS plc called for the redemption of all of the outstanding 9.00% Capital Units on February 28, 2000. The aggregate principal amount of the Capital Units redeemed was $144 million.

  In January 2000, all shares of the ESOP Convertible Preferred Stock were converted into shares of common stock of the Company.

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $2,947 million at February 29, 2000, which exceeded the amount required by $2,194 million. DWR's net capital totaled $1,317 million at February 29, 2000 which exceeded the amount required by $1,140 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

                       MORGAN STANLEY DEAN WITTER & CO.

  Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio") (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and
(c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At February 29, 2000, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of February 29, 2000, put options were outstanding on an aggregate of 3.4 million shares of the Company's common stock. The maturity dates of these put options range from March 2000 through October 2000. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                         Three Months Ended
                                                      -------------------------
                                                      February 29, February 28,
                                                          2000         1999
                                                      ------------ ------------
Basic EPS:
  Net income.........................................    $1,544       $1,037
  Preferred stock dividend requirements..............        (9)         (11)
                                                         ------       ------
  Net income available to common shareholders........    $1,535       $1,026
                                                         ======       ======
  Weighted-average common shares outstanding.........     1,094        1,108
                                                         ======       ======
  Basic EPS..........................................    $ 1.40       $ 0.93
                                                         ======       ======
Diluted EPS:
  Net income.........................................    $1,544       $1,037
  Preferred stock dividend requirements..............        (9)          (9)
                                                         ------       ------
  Net income available to common shareholders........    $1,535       $1,028
                                                         ======       ======
  Weighted-average common shares outstanding.........     1,094        1,108
  Effect of dilutive securities:
    Stock options....................................        45           37
    ESOP convertible preferred stock.................         8           24
                                                         ------       ------
  Weighted-average common shares outstanding and com-
   mon stock equivalents.............................     1,147        1,169
                                                         ======       ======
  Diluted EPS........................................    $ 1.34       $ 0.88
                                                         ======       ======

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

  The Company had approximately $7.0 billion and $6.3 billion of letters of credit outstanding at February 29, 2000 and at November 30, 1999, respectively, to satisfy various collateral requirements.

8. Derivative Contracts

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" and
Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1999, included in the Form 10-K.

  These derivative instruments involve varying degrees of off-balance sheet market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements less than or exceeding fair value amounts recognized in the condensed consolidated statements of financial condition, which, as described in Note 1, are recorded at fair value, representing the cost of replacing those instruments.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at February 29, 2000 and November 30, 1999 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                          Collateralized   Other
                                                               Non-         Non-
                                                            Investment   Investment
                           AAA      AA      A      BBB        Grade        Grade     Total
                          ------  ------  ------  ------  -------------- ---------- -------
                                              (dollars in millions)
At February 29, 2000
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $2,132  $4,377  $2,767  $  877      $  104       $   75   $10,332
Foreign exchange forward
 contracts and options..     230   1,355   1,219     176         --           184     3,164
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,778   2,576   1,287   1,168       2,558          469     9,836
Commodity forwards, op-
 tions and swaps........     159     611     749   1,034          86          633     3,272
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      39      13      13       1         --             2        68
                          ------  ------  ------  ------      ------       ------   -------
 Total..................  $4,338  $8,932  $6,035  $3,256      $2,748       $1,363   $26,672
                          ======  ======  ======  ======      ======       ======   =======
Percent of total........      16%     34%     23%     12%         10%           5%      100%
                          ======  ======  ======  ======      ======       ======   =======
At November 30, 1999
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $1,569  $3,842  $2,896  $  884      $  117       $  174   $ 9,482
Foreign exchange forward
 contracts and options..     556   1,551   1,285     170         --           140     3,702
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,742   2,310   1,109     260       1,308          320     7,049
Commodity forwards, op-
 tions and swaps........     164     571     660     469          52          508     2,424
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      41      33      35       1           1            1       112
                          ------  ------  ------  ------      ------       ------   -------
 Total..................  $4,072  $8,307  $5,985  $1,784      $1,478       $1,143   $22,769
                          ======  ======  ======  ======      ======       ======   =======
Percent of total........      18%     37%     26%      8%          6%           5%      100%
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

                       MORGAN STANLEY DEAN WITTER & CO.

9. Segment Information

  The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments:
Securities, Asset Management and Credit Services, through which it provides a wide range of financial products and services to its customers. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company's allocation methodologies, generally based on each segment's respective revenues or other relevant measures. Selected financial information for the Company's segments is presented in the table below.

Three Months Ended
February 29, 2000         Securities Asset Management Credit Services  Total
------------------        ---------- ---------------- --------------- --------
(dollars in millions)
All other revenues.......  $  5,500       $  587          $   507     $  6,594
Net interest.............       422           13              382          817
                           --------       ------          -------     --------
Net revenues.............  $  5,922       $  600          $   889     $  7,411
                           ========       ======          =======     ========
Income before taxes......  $  1,932       $  268          $   232     $  2,432
Provision for income
 taxes...................       688          110               90          888
                           --------       ------          -------     --------
Net income...............  $  1,244       $  158          $   142     $  1,544
                           ========       ======          =======     ========
Total assets as of
 February 29, 2000(1)....  $374,746       $4,965          $28,361     $408,072
                           ========       ======          =======     ========
Three Months Ended
February 28, 1999         Securities Asset Management Credit Services  Total
------------------        ---------- ---------------- --------------- --------
(dollars in millions)
All other revenues.......  $  3,835       $  484          $   417     $  4,736
Net interest.............       243           25              335          603
                           --------       ------          -------     --------
Net revenues.............  $  4,078       $  509          $   752     $  5,339
                           ========       ======          =======     ========
Income before taxes......  $  1,293       $  184          $   195     $  1,672
Provision for income
 taxes...................       487           77               71          635
                           --------       ------          -------     --------
Net income...............  $    806       $  107          $   124     $  1,037
                           ========       ======          =======     ========
Total assets as of
 February 28, 1999(1)....  $298,238       $4,362          $19,178     $321,778
                           ========       ======          =======     ========

--------
(1)Corporate assets have been fully allocated to the Company's business segments.

10. Business Acquisition

  During the quarter ended February 29, 2000, the Company announced that it had agreed to acquire Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The transaction is subject to certain customary closing conditions and is expected to be completed during the second quarter of fiscal 2000.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
 Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of February 29, 2000, and the related condensed consolidated statements of income and comprehensive income for the three month period ended February 29, 2000 and February 28, 1999, and cash flows for the three month period ended February 29, 2000 and February 28, 1999. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1999; and, in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements based on our audit (which report includes an explanatory paragraph for a change in the method of accounting for certain offering costs of closed-end funds).

/s/ Deloitte & Touche llp

New York, New York
April 10, 2000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

  Morgan Stanley Dean Witter & Co. (the "Company") is a pre-eminent global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. The Company combines global strength in investment banking and institutional sales and trading with strength in providing full-service and online brokerage services, investment and global asset management services and, primarily through its Discover(R) Card brand, quality consumer credit products. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Results of Operations*

 Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet to conduct electronic commerce and the emergence of electronic communication trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

  The results of the Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into mutual funds and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives which could impact the results of the Company's Asset Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

  The Company's results of operations also may be materially affected by competitive factors. Among the principal competitive factors affecting the Securities business are the Company's reputation, the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Asset Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit card acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

  In addition to competition from firms traditionally engaged in the financial services business, competition has increased in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry also has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In November 1999, the Gramm-Leach-Bliley Act was passed in the U.S., effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms.

  The Company also has experienced increased competition for qualified employees in recent years, including from companies engaged in Internet-related businesses and private equity funds, in addition to the traditional competition for employees from the financial services, insurance and management consulting industries. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees.

  For a detailed discussion of the competitive factors in the Company's Securities, Asset Management and Credit Services businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, evaluating credit product pricing, managing risks in the Securities, Asset Management and Credit Services businesses, and monitoring costs. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

  The Company believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to the Company and could lead to significant changes and innovations in financial markets and the financial services industry as a whole. The Company's initiatives in this area have included Web-enabling existing businesses, enhancing client communication and access to information and services and making investments, or otherwise participating, in alternative trading systems, electronic communication networks and related businesses or technologies. The Company expects to continue to augment these initiatives in the future.

 Global Market and Economic Conditions in the Quarter Ended February 29, 2000

  Global market and economic conditions were generally favorable during the quarter ended February 29, 2000, which contributed to the record level of net revenues achieved by the Company during the period.

  In the U.S., market conditions benefited from robust corporate earnings and the strong performance of the domestic economy, which continued to exhibit positive fundamentals and a high rate of economic growth. The U.S. economy also continued to exhibit favorable trends, such as historically low levels of unemployment, high levels of consumer confidence and spending, a high demand for imports and increased productivity. In the latter half of fiscal 1999, the sustained rate of U.S. economic growth, coupled with the tight labor market, led to fears of accelerating inflation. As a result, in an effort to slow the U.S. economy and to mitigate inflationary pressures, during fiscal 1999 the Federal Reserve Board (the "Fed") raised the overnight lending rate by 0.25% on three separate occasions and also raised the discount rate by 0.25% on two separate occasions. During the first quarter of fiscal 2000, there were few indications that these interest rate actions had sufficiently slowed the rate of U.S. economic growth and, as a result, the Fed remained concerned with the potential for increased inflation. Accordingly, the Fed elected to raise both the overnight lending rate and the discount rate by an additional 0.25% in February 2000. Subsequent to quarter-end, the Fed also raised the overnight lending rate by 0.25% in March 2000. Additional interest rate increases may occur in the event that the Fed continues to perceive indications of inflationary pressures.

  Economic and market conditions in Europe were also generally favorable during the quarter ended February 29, 2000. Economic growth across much of the region improved, and the level of consolidation and restructuring activities remained strong. However, the improved economic performance within the region, coupled with the sharp rise in global energy and commodity prices, gave rise to fears of increasing inflationary pressures within the U.K. and the European Union ("EU"). In an effort to mitigate such conditions, the Bank of England raised interest rates by 0.25% on two separate occasions during the quarter, while the European Central Bank (the "ECB") raised interest rates by 0.25%. Further interest rate actions may occur in future periods if inflationary pressures continue to persist within the region.

  During the first quarter of fiscal 2000, economies and financial markets in the Far East continued to recover from the difficult conditions that have existed in the region since the latter half of fiscal 1997. In Japan, there have been indications that the steps taken by the nation's government to stimulate economic activity, such as bank bailouts, emergency loans and stimulus packages, were beginning to have a favorable impact. Financial markets in Japan have benefited from these trends, and major market indices increased during the quarter. Certain financial markets elsewhere in the Far East, which also began to demonstrate signs of recovery during fiscal 1999, continued to experience increased levels of economic activity. Although uncertainty remains, investor interest in the Far East region has generally increased.

 Results of the Company for the Quarter ended February 29, 2000

  The Company's net income in the quarter ended February 29, 2000 was $1,544 million, an increase of 49% from the comparable period of fiscal 1999. Diluted earnings per common share was $1.34 in the quarter ended February 29, 2000 as compared to $0.88 in the quarter ended February 28, 1999. The Company's annualized return on common equity for the quarter ended February 29, 2000 was 36.3% as compared to 29.5% in the comparable prior year period.

  The increase in net income in the quarter ended February 29, 2000 was primarily attributable to the Company's Securities business, reflecting higher investment banking, principal trading, principal investment and commission revenues. Record results in the Company's Asset Management business and improved results in the Credit Services business also contributed to the increase. The Company's net income for the quarter ended February 29, 2000 also reflected higher levels of incentive-based compensation and other non-interest expenses.

 Business Acquisition

  During the quarter ended February 29, 2000, the Company announced that it had agreed to acquire Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The transaction is subject to certain customary closing conditions and is expected to be completed during the second quarter of fiscal 2000.

 Business Segments

  The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its three business segments:
Securities; Asset Management; and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. The accompanying business segment information includes the operating results of Morgan Stanley Dean Witter Online ("MSDW Online"), the Company's provider of electronic brokerage services, within the Securities segment. Previously, the Company had included MSDW Online's results within its Credit Services segment. In addition, the following segment data reflects the Company's fiscal 1999 adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to the adoption of SFAS No. 131, the Company had presented the results of its Securities and Asset Management segments on a combined basis. The segment data of all periods presented have been restated to reflect these changes. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                                  Securities

Statements of Income (dollars in millions)

                                                         Three Months Ended
                                                      -------------------------
                                                      February 29, February 28,
                                                          2000         1999
                                                      ------------ ------------
                                                             (unaudited)
Revenues:
  Investment banking.................................    $1,291       $  934
  Principal transactions:
    Trading..........................................     2,277        1,659
    Investments......................................       423          261
  Commissions........................................     1,028          653
  Asset management, distribution and administration
   fees..............................................       387          277
  Interest and dividends.............................     4,051        3,180
  Other..............................................        94           51
                                                         ------       ------
    Total revenues...................................     9,551        7,015
  Interest expense...................................     3,629        2,937
                                                         ------       ------
    Net revenues.....................................     5,922        4,078
                                                         ------       ------
Non-interest expenses:
  Compensation and benefits..........................     3,067        2,088
  Occupancy and equipment............................       140          110
  Brokerage, clearing and exchange fees..............       102           84
  Information processing and communications..........       214          171
  Marketing and business development.................       157          116
  Professional services..............................       136          111
  Other..............................................       174          105
                                                         ------       ------
    Total non-interest expenses......................     3,990        2,785
                                                         ------       ------
Income before income taxes...........................     1,932        1,293
Income tax expense...................................       688          487
                                                         ------       ------
  Net income.........................................    $1,244       $  806
                                                         ======       ======

  Securities achieved record net revenues of $5,922 million in the quarter ended February 29, 2000, an increase of 45% from the comparable period of fiscal 1999. Securities net income for the quarter ended February 29, 2000 was $1,244 million, an increase of 54% from the comparable period of fiscal 1999. The increases in net revenues and net income were primarily attributable to higher revenues from investment banking, sales and trading and asset management activities, partially offset by higher levels of incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 29, 2000 increased 38% from the comparable period of fiscal 1999, primarily due to higher revenues from equity underwriting transactions and from merger, acquisition and restructuring activities.

  Revenues from merger, acquisition and restructuring activities increased in the quarter ended February 29, 2000. The global market for such transactions continued to be robust during the quarter, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trends of convergence, consolidation and globalization, as companies continued to expand into new markets and businesses in order to increase earnings growth. Transaction activity was strong across many industries, particularly in the media, technology and telecommunication sectors. The generally favorable market conditions that existed during the quarter and the Company's strong global market share in many industry sectors also contributed to the high level of revenues from merger and acquisition transactions.

  Equity underwriting revenues in the quarter ended February 29, 2000 increased to record levels. Equity underwriting revenues benefited from the high volume of equity offerings that occurred during the quarter, particularly in the U.S. The quarter's equity underwriting revenues also reflected a high level of new issue volume in the technology sector. The Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Fixed income underwriting revenues in the quarter ended February 29, 2000 were comparable with those recorded during the quarter ended February 28, 1999. Higher levels of fixed income underwriting revenues were generated from European investment grade and global high yield fixed income issuances. Such increases were partially offset by lower revenues from U.S. investment grade issuances, as concerns over the Year 2000 issue and rising interest rates reduced new issue transaction volume during the quarter. Fixed income underwriting revenues continued to benefit from the need for strategic financing in light of the robust global market for merger and acquisition transactions, and from the ongoing development of the euro-denominated credit market.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities, including derivatives, in which the Company acts as principal and gains and losses on securities held for resale, increased 37% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase reflected higher levels of equity and commodity trading revenues, partially offset by declines in fixed income and foreign exchange trading revenues.

  Equity trading revenues increased to record levels in the quarter ended February 29, 2000, reflecting higher trading revenues from virtually all equity products. Higher revenues from trading in equity cash products were primarily driven by significantly increased levels of customer trading volumes in both listed and over-the-counter securities, particularly in the U.S. and in Europe. Trading volumes in the telecommunications and technology sectors were especially strong during the quarter. Revenues from equity derivative products benefited from increased customer flows, strong trading volumes and from the high level of volatility in the equity markets that existed during much of the quarter. Higher revenues from certain proprietary trading activities also contributed to the increase in equity trading revenues.

  The Company achieved a high level of fixed income trading revenues in the quarter ended February 29, 2000, although lower than the record levels that were recorded in the comparable period of fiscal 1999. The fixed income trading revenues achieved in the quarter ended February 28, 1999 reflected significantly improved conditions in the global financial markets in comparison to the fourth quarter of fiscal 1998. Such conditions increased investor demand for credit sensitive instruments, and improved liquidity reduced credit spreads and favorably affected the price relationship between credit sensitive securities and government securities. Fixed income trading results in the quarter ended February 29, 2000 were primarily driven by revenues from global high yield and fixed income swap products. Revenues from global high yield products benefited from increased trading volumes, as investors reacted to positive economic data and credit upgrades in certain Latin American markets. Revenues from swap products also benefited from strong customer flows, as well as from periods of increased volatility in the fixed income markets. The level of volatility in the fixed income markets during the quarter were affected by the interest rate actions taken by the Fed and the ECB, concerns of accelerating inflation, and the inversion of the yield curve for U.S. Treasury securities. Transaction volumes, which were relatively low in the beginning of the quarter due to Year 2000 concerns, improved significantly toward the end of the period.

  Commodity trading revenues increased to record levels in the quarter ended February 29, 2000, primarily driven by higher revenues from trading in energy-related products, including crude oil, refined energy products and natural gas. Trading revenues from energy-related products benefited from the upward trend in global energy prices that began during the latter half of fiscal 1999. Energy prices continued to rise throughout the quarter, primarily due to reduced oil production volumes, low inventory levels and increased demand for heating oil due to cold weather conditions existing in the eastern U.S.

  Foreign exchange trading revenues decreased in the quarter ended February 29, 2000 as compared to the prior year period. Customer trading volumes were generally strong, although volumes were relatively low during the beginning of the quarter due to the Year 2000 transition. There were also periods of increased volatility in the foreign exchange markets during the quarter, particularly in the euro and Japanese yen. The euro continued to depreciate relative to the U.S. dollar, reflecting the strong economic performance of the U.S. economy and higher interest rates in the U.S. The Japanese yen also depreciated against the U.S. dollar during the quarter, as the Bank of Japan sought to manage the value of the yen in connection with the nation's economic recovery efforts. The announcement of a potential downgrade of Japan's credit ratings also affected the yen's value during the quarter.

  Principal transaction investment gains aggregating $423 million were recorded in the quarter ended February 29, 2000, as compared to gains of $261 million in the quarter ended February 28, 1999. Fiscal 2000's results reflect both realized and unrealized gains from certain private equity and venture capital investments, including Commerce One and Allegiance Telecom. The Company also recognized gains from certain other principal investments. Fiscal 1999's results primarily reflected realized and unrealized gains from the Company's investment in Equant N.V., a Netherlands based data communications company.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commissions also include revenues from customer securities transactions associated with MSDW Online. Commission revenues increased 57% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. In the U.S., commission revenues benefited from significantly increased levels of customer securities transactions, including listed agency and over-the-counter equity products, as volumes on the New York Stock Exchange and the NASDAQ increased significantly from the prior year. Revenues from markets in Europe also benefited from high trading volumes, particularly in the telecommunications and technology sectors. Revenues from markets in Japan and elsewhere in Asia also increased due to generally increased investor interest in the region. Commission revenues also benefited from higher sales of mutual funds and the continued growth in the number of the Company's financial advisors.

  In October 1999, the Company launched ichoiceSM, a new service and technology platform available to individual investors. ichoice provides each of the Company's individual investor clients with the choice of self-directed investing online; a traditional full-service brokerage relationship through a financial advisor; or some combination of both. ichoice provides a range of pricing options, including fee-based pricing. In future periods, the amount of revenues recorded within the "Commissions" and "Asset management, distribution and administration fees" income statement categories will be affected by the number of the Company's clients electing a fee-based pricing arrangement.

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Net interest revenues increased 74% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999, partially reflecting the level and mix of interest bearing assets and liabilities during the respective periods, as well as certain trading strategies utilized in the Company's institutional securities business. Higher net revenues from brokerage services provided to institutional and individual customers, including an increase in the level of customer margin loans, also contributed to the increase in net interest revenues.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration revenues include fees for asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's Investment Consulting Services ("ICS") business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's ichoice service and technology platform.

  Asset management, distribution and administration revenues increased 40% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase reflects higher 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors, higher revenues from investment management services associated with ICS, and revenues from individual investors electing fee-based pricing.

 Non-Interest Expenses

  Total non-interest expenses increased 43% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. Within the non-interest expense category, compensation and benefits expense increased 47%, principally reflecting higher incentive-based compensation due to higher levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expense increased 32%. Occupancy and equipment expense increased 27%, primarily due to additional rent associated with 44 new branch locations, as well as increased office space in New York and certain other locations. Brokerage, clearing and exchange fees increased 21%, primarily reflecting higher brokerage expenses due to increased global securities trading volume, particularly in North America. Brokerage costs associated with the business activities of AB Asesores, which the Company acquired in March 1999, also contributed to the increase. Information processing and communications expense increased 25%, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, market data services, and telecommunications. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 35%, primarily reflecting increased travel and entertainment costs associated with the high levels of business activity in the global financial markets. Higher advertising expenses associated with MSDW Online and ichoice also contributed to the increase. Professional services expense increased 23%, primarily reflecting higher consulting costs associated with strategic initiatives in the Company's individual securities business. The increase also reflected higher costs for employment services and temporary staffing due to the increased level of overall business activity. Other expense increased 66%, which reflects the impact of a higher level of business activity on various operating expenses. The amortization of goodwill associated with the Company's acquisition of AB Asesores in March 1999 also contributed to the increase.

                               Asset Management

Statements of Income (dollars in millions)

                                                         Three Months Ended
                                                      -------------------------
                                                      February 29, February 28,
                                                          2000         1999
                                                      ------------ ------------
                                                             (unaudited)
Revenues:
  Investment banking.................................     $ 44         $ 23
  Principal transactions:
    Investments......................................        8            4
  Commissions........................................        9          --
  Asset management, distribution and administration
   fees..............................................      523          452
  Interest and dividends.............................       13           27
  Other..............................................        3            5
                                                          ----         ----
    Total revenues...................................      600          511
  Interest expense...................................      --             2
                                                          ----         ----
    Net revenues.....................................      600          509
                                                          ----         ----
Non-interest expenses:
  Compensation and benefits..........................      186          156
  Occupancy and equipment............................       21           24
  Brokerage, clearing and exchange fees..............       19           30
  Information processing and communications..........       18           21
  Marketing and business development.................       36           33
  Professional services..............................       21           30
  Other..............................................       31           31
                                                          ----         ----
    Total non-interest expenses......................      332          325
                                                          ----         ----
Income before income taxes...........................      268          184
Income tax expense...................................      110           77
                                                          ----         ----
    Net income.......................................     $158         $107
                                                          ====         ====

  Asset Management achieved record net revenues of $600 million in the quarter ended February 29, 2000, an increase of 18% from the comparable period of fiscal 1999. Asset Management's net income for the quarter ended February 29, 2000 was $158 million, an increase of 48% from the comparable period of fiscal 1999. The increases primarily reflect higher asset management, distribution and administration fees resulting from the continued accumulation and management of customer assets, partially offset by higher incentive-based compensation expenses.

 Investment Banking

  Asset Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 91% in the quarter ended February 29, 2000 from the comparable prior year period, primarily reflecting a higher volume of Unit Investment Trust underwriting transactions, particularly in technology-related products. Unit Investment Trust sales rose to a record $6.1 billion in the quarter ended February 29, 2000, approximately double the sales volume recorded in the comparable prior year period.

 Principal Transactions

  Asset Management primarily generates principal transaction revenues from net gains resulting from the Company's capital investments in certain of its funds and other investments.

  In both the quarter ended February 29, 2000 and the comparable period of fiscal 1999, principal transaction investment revenues primarily consisted of net gains from the Company's capital investments in certain of its funds, reflecting generally favorable market conditions.

 Commissions

  Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds, as well as certain allocated commission revenues.

  Commission revenues increased in the quarter ended February 29, 2000 from the comparable period of fiscal 1999, primarily reflecting higher levels of transaction volume and allocated commission revenues.

 Net Interest

  Asset Management generates net interest revenues from certain investment positions, as well as from certain allocated interest revenues and expenses.

  Net interest revenues decreased 48% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999, primarily reflecting lower net revenues from certain investment positions and a lower level of allocated net interest revenues.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration fees primarily include revenues from the management and administration of assets. These fees arise from investment management services the Company provides to investment vehicles (the "Funds") pursuant to various contractual arrangements. Generally, the Company receives fees based upon the Fund's average net assets.

  In the quarter ended February 29, 2000, asset management, distribution and administration fees increased 16% from the comparable period of fiscal 1999. The increase in revenues primarily reflects higher fund management fees as well as other revenues resulting from a higher level of assets under management or supervision. The increase also reflects a more favorable asset mix, primarily reflecting a higher level of assets in equity products.

  Customer assets under management or supervision increased to $455 billion at February 29, 2000 from $385 billion at February 28, 1999. The increase in assets under management or supervision primarily reflected the appreciation in the value of customer portfolios. Customer assets under management or supervision included products offered primarily to individual investors of $292 billion at February 29, 2000 and $227 billion at February 28, 1999. Products offered primarily to institutional investors were $163 billion at February 29, 2000 and $158 billion at February 28, 1999.

 Non-Interest Expenses

  Asset Management's non-interest expenses increased 2% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. Within the non-interest expense category, employee compensation and benefits expense increased 19%, primarily reflecting higher incentive-based compensation costs due to Asset Management's higher level of revenues. Excluding compensation and benefits expense, non-interest expenses decreased 14%. Occupancy and equipment expense decreased 13%, as lower levels of depreciation expense on certain data processing equipment was partially offset by higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees decreased 37%, primarily attributable to lower sales of closed-end funds through the non-proprietary distribution channel. Information processing and communications costs decreased 14%, primarily reflecting the inclusion of costs related to the Year 2000 initiative within fiscal 1999's results. Marketing and business development expense increased 9%, primarily related to higher promotional costs for certain mutual funds. Professional services expense decreased 30%, primarily reflecting lower legal and consulting costs.

                                Credit Services

Statements of Income (dollars in millions)

                                                          Three Months Ended
                                                       -------------------------
                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
                                                              (unaudited)
Fees:
  Merchant and cardmember.............................     $443         $341
  Servicing...........................................      287          253
                                                           ----         ----
    Total non-interest revenues.......................      730          594
                                                           ----         ----
Interest revenue......................................      733          556
Interest expense......................................      351          221
                                                           ----         ----
  Net interest income.................................      382          335
Provision for consumer loan losses....................      223          177
                                                           ----         ----
  Net credit income...................................      159          158
                                                           ----         ----
  Net revenues........................................      889          752
                                                           ----         ----
Non-interest expenses:
  Compensation and benefits...........................      155          119
  Occupancy and equipment.............................       14           12
  Information processing and communications...........      114          117
  Marketing and business development..................      278          246
  Professional services...............................       26           21
  Other...............................................       70           42
                                                           ----         ----
    Total non-interest expenses.......................      657          557
                                                           ----         ----
Income before income taxes............................      232          195
Provision for income taxes............................       90           71
                                                           ----         ----
    Net income........................................     $142         $124
                                                           ====         ====

  Credit Services net income of $142 million in the quarter ended February 29, 2000 represented an increase of 15% from the comparable period of fiscal 1999. The increase in net income was primarily attributable to increased merchant and cardmember fees, servicing fees and net interest income partially offset by a higher provision for loan losses and higher non-interest expenses. Credit Services' results for the quarter ended February 29, 2000 also reflected record levels of quarterly transaction volume and quarter-end managed consumer loans.

 Non-Interest Revenues

  Total non-interest revenues increased 23% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees increased 30% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase was primarily due to higher merchant discount revenue and late payment fees associated with the Discover Card. The increase in Discover Card merchant discount revenue was due to a record level of sales volume. Late payment fees increased primarily due to a fee increase introduced during April 1999, coupled with a higher level of average consumer loans.

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $1,316 million in the quarter ended February 29, 2000. During the comparable period of fiscal 1999, the Company completed asset securitizations of $526 million. The asset securitization transactions completed in the first quarter of fiscal 2000 have an expected maturity of approximately 5 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                          Three Months Ended
                                                       -------------------------
                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
Merchant and cardmember fees..........................    $ 142        $ 131
Interest revenue......................................      707          625
Interest expense......................................     (295)        (230)
Provision for consumer loan losses....................     (267)        (273)
                                                          -----        -----
Servicing fees........................................    $ 287        $ 253
                                                          =====        =====

  Servicing fees increased 13% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase was due to higher levels of net interest cash flows, increased fee revenue, and lower credit losses from securitized consumer loans. The increases in net interest and fee revenue were primarily a result of higher levels of average securitized loans. The decrease in credit losses was the result of a lower rate of charge-offs related to the Discover Card portfolio, partially offset by an increase in the level of average securitized consumer loans.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, currently earn interest revenue at fixed rates and, to a lesser extent, market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income increased 14% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase was primarily due to higher average levels of consumer loans, partially offset by a lower yield on these loans and increased interest expense. The increase in consumer loans was due to record levels of sales and balance transfer volume. The lower yield on Discover Card loans in the quarter ended February 29, 2000 was primarily due to the lower interest rates offered to both existing and new cardmembers. The lower yield also reflected an increase in consumer loans from balance transfers, which are generally offered at lower interest rates for an introductory period. The increase in interest expense was due to a higher level of interest bearing liabilities coupled with an increase in the Company's average cost of borrowings, reflecting a series of interest rate increases made by the Fed in fiscal 1999 and the first quarter of fiscal 2000.

  In response to the rising interest rate environment in the U.S., the Company repriced a substantial portion of its existing credit card receivables to a variable interest rate. Certain of such credit card receivables will be repriced beginning with the cardmembers' April 2000 billing cycle. The Company believes that this repricing will have a positive impact on net interest income.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters ended February 29, 2000 and February 28, 1999 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                          Three Months Ended
                             -------------------------------------------------
                                  February 29,             February 28,
                                      2000                   1999(3)
                             ------------------------ ------------------------
                             Average                  Average
                             Balance  Rate   Interest Balance  Rate   Interest
                             -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 and other consumer loans... $23,192  11.97%   $690   $16,420  12.90%   $522
Investment securities.......     683   6.14      10       927   5.25      12
Other.......................   1,817   7.23      33     1,594   5.45      22
                             -------           ----   -------           ----
    Total interest earning
     assets.................  25,692  11.48     733    18,941  11.90     556
Allowance for loan losses...    (775)                    (778)
Non-interest earning
 assets.....................   1,702                    1,667
                             -------                  -------
    Total assets............ $26,619                  $19,830
                             =======                  =======
LIABILITIES AND
 SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
  Savings................... $ 1,569   5.06%   $ 20   $ 1,506   4.37%   $ 16
  Brokered..................   7,274   6.48     117     4,875   6.50      78
  Other time................   3,044   6.04      46     2,004   5.47      27
                             -------           ----   -------           ----
    Total interest bearing
     deposits...............  11,887   6.18     183     8,385   5.87     121
Other borrowings............  10,390   6.53     168     7,280   5.57     100
                             -------           ----   -------           ----
    Total interest bearing
     liabilities............  22,277   6.34     351    15,665   5.71     221
Shareholder's equity/other
 liabilities................   4,342                    4,165
                             -------                  -------
    Total liabilities and
     shareholder's equity... $26,619                  $19,830
                             =======                  =======
Net interest income.........                   $382                     $335
                                               ====                     ====
Net interest margin(1)......                   5.98%                    7.17%
Interest rate spread(2).....           5.14%                    6.19%

--------
(1) Net interest margin represents net interest income as a percentage of total interest earning assets.

(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis (dollars in millions)

                                                       Three Months Ended
                                                       February 29, 2000
                                                              vs.
                                                       February 28, 1999
                                                      -----------------------
                                                      Increase/(Decrease)
                                                              Due
                                                         to Changes in
                                                      -----------------------
                                                      Volume   Rate    Total
                                                      -------  ------  ------
INTEREST REVENUE
General purpose credit card and other consumer
 loans...............................................  $  220  $  (52) $  168
Investment securities................................      (3)      1      (2)
Other................................................       3       8      11
                                                                       ------
    Total interest revenue...........................     203     (26)    177
INTEREST EXPENSE
Interest bearing deposits
  Savings............................................       1       3       4
  Brokered...........................................      39     --       39
  Other time.........................................      15       4      19
                                                                       ------
    Total interest bearing deposits..................      52      10      62
Other borrowings.....................................      42      26      68
                                                                       ------
    Total interest expense...........................      95      35     130
                                                                       ------
Net interest income..................................  $  107  $  (60) $   47
                                                       ======  ======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                            Three Months Ended
                               -----------------------------------------------
                                 February 29, 2000       February 28, 1999
                               ----------------------- -----------------------
                                Avg.   Rate             Avg.   Rate
                                Bal.     %    Interest  Bal.     %    Interest
                               ------- -----  -------- ------- -----  --------
General purpose credit card
 and other consumer loans..... $41,023 13.35%  $1,361  $32,900 14.06%  $1,141
Total interest earning
 assets.......................  43,523 12.98    1,440   35,421 13.44    1,181
Total interest bearing
 liabilities..................  40,109  6.32      647   32,144  5.65      451
Consumer loan interest rate
 spread.......................          7.03                    8.41
Interest rate spread..........          6.66                    7.79
Net interest margin...........          7.15                    8.31

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $771 million and $777 million at February 29, 2000 and February 28, 1999, respectively.

  The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 26% to $223 million in the quarter ended February 29, 2000 from the comparable period of fiscal 1999. The increase was primarily due to higher levels of average consumer loans, partially offset by a lower level of net charge-offs. In addition, the provision for consumer loan losses in fiscal 1999 benefited from a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. This loan loss allowance was fully amortized by the end of fiscal 1999.

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

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged-off on the last day of the month in which they become 180 days delinquent, except in the case of bankruptcies and fraudulent transactions, where loans are charged-off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

Asset Quality (dollars in millions)

                            February 29,      February 28,        November
                                2000              1999            30, 1999
                           ----------------  ----------------  ----------------
                            Owned   Managed   Owned   Managed   Owned   Managed
                           -------  -------  -------  -------  -------  -------
Consumer loans at period-
 end.....................  $23,757  $41,988  $15,529  $32,134  $20,998  $37,975
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days..........     2.79%    3.29%    4.12%    4.26%    3.35%    3.79%
  90 to 179 days.........     1.91%    2.29%    2.70%    2.83%    2.20%    2.53%
Net charge-offs as a
 percentage of average
 consumer loans (year-to-
 date)...................     3.81%    4.66%    5.89%    6.28%    4.78%    5.42%

 Non-Interest Expenses

  Non-interest expenses increased 18% in the quarter ended February 29, 2000 from the comparable period of fiscal 1999.

  Compensation and benefits expense increased 30%, primarily due to higher employment costs associated with increased employment levels resulting from increased levels of transaction volume. Occupancy and equipment expense increased 17%, primarily due to increased rent expense at both the domestic and international locations of Credit Services. Information processing and communications expense decreased 3%, primarily reflecting the termination of an external transaction processing contract, partially offset by an increase in volume-related external data processing costs. Marketing and business development expense increased 13%, primarily due to higher cardmember rewards expense associated with increased sales volume, as well as increased advertising and direct mailing costs. Professional services expense increased 24%, primarily due to increased costs associated with account collections and consumer credit counseling and the outsourcing of certain call center operations. Other expenses increased 67%, primarily reflecting increases in certain operating expenses due to higher levels of transaction volume and business activity, including higher fraud losses associated with a higher volume of new account mailings.

Liquidity and Capital Resources

  The Company's total assets increased to $408.1 billion at February 29, 2000 from $367.0 billion at November 30, 1999, primarily attributable to increases in securities borrowed, cash and securities deposited with clearing organizations and securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities and Asset Management businesses is raised through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro and Japanese commercial paper; letters of credit; unsecured bond borrows; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

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

  The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Greenwood Trust Company, a wholly-owned indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

  The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term debt ratings. In addition, the Company's debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions.

  As of March 31, 2000, the Company's credit ratings were as follows:

                                                           Commercial   Senior
                                                              Paper      Debt
                                                           -----------  -------
   Dominion Bond Rating Service Limited................... R-1 (middle) AA (low)
   Duff & Phelps Credit Rating Co.(1).....................        D-1+       AA
   Fitch IBCA, Inc. (1)...................................         F1+       AA
   Japan Rating & Investment Information, Inc.............        a-1+       AA
   Moody's Investors Service..............................         P-1      Aa3
   Standard & Poor's......................................         A-1       A+
   Thomson Financial BankWatch............................       TBW-1      AA+

--------
(1) On March 7, 2000, Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. announced that they have entered into a definitive merger agreement.

  As the Company continues to expand globally and derives revenues increasingly in various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency is often offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

  During the quarter ended February 29, 2000, the Company issued senior notes aggregating $6,033 million, including non-U.S. dollar currency notes aggregating $571 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2001 to 2030 and a weighted average coupon interest rate of 6.43% at February 29, 2000; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At February 29, 2000 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $61 billion.

  In January 2000, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, called for the redemption of all of the outstanding 9.00% Capital Units on February 28, 2000. The aggregate principal amount of the Capital Units redeemed was $144 million.

  During the quarter ended February 29, 2000, the Company purchased $726 million of its common stock. Subsequent to February 29, 2000 and through March 31, 2000, the Company purchased an additional $364 million of its common stock.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of February 29, 2000, put options were outstanding on an aggregate of 3.4 million shares of the Company's common stock. The expiration dates of these put options range from March 2000 through October 2000. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $9.1 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At February 29, 2000, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, amoung other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, as defined. At February 29, 2000, no borrowings were outstanding under the MS&Co. Facility.

  Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, maintains a revolving committed financing facility to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.91 billion available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined. At February 29, 2000, no borrowings were outstanding under the MSIL Facility.

  Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 60 billion Japanese yen. At February 29, 2000, no borrowings were outstanding under the MSDWJL Facility.

  RFC maintains a senior bank credit facility to support the issuance of asset-backed commercial paper in the amount of $2.0 billion. Under the terms of the asset-backed commercial paper program, certain assets of RFC are subject to a lien in the amount of $2.0 billion. RFC has never borrowed from its senior bank credit facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

  At February 29, 2000, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.2 billion, aircraft assets of $1.9 billion, and goodwill and other intangible assets of $1.3 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid. The Company also has commitments of $447 million at February 29, 2000 in connection with its private equity and other principal investment activities.

  At February 29, 2000, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $2,763 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 3% to any one issuer, 19% to any one industry or 19% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments that are administered in a manner consistent with the Company's overall risk management policies and procedures (see "Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1999, included in the Company's Annual Report on Form 10-K).

  In connection with certain of its business activities, the Company provides financing or financing commitments (on a secured and unsecured basis) to companies in the form of senior and subordinated debt, including bridge financing, on a selective basis. The borrowers may be rated investment grade or non-investment grade and the loans may have varying maturities. As part of these activities, the Company may syndicate and trade certain positions of these loans. At February 29, 2000, the aggregate value of such loans and positions was $2.5 billion. The Company has also provided additional commitments associated with these activities aggregating $7.3 billion at February 29, 2000. At March 31, 2000, the Company had loans and positions outstanding of $2.5 billion and aggregate commitments of $8.9 billion.

  The Company has contracted to develop a one million-square-foot office tower in New York City. Pursuant to this agreement, the Company will own the building and has entered into a 99-year lease for the land at the development site. Construction began in 1999 and the Company intends to occupy the building upon project completion, which is anticipated in 2002. The total investment in this project (which will be incurred over the next several years) is estimated to be approximately $650 million.

  At February 29, 2000, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $26.7 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  As of February 29, 2000, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $47 million. Aggregate VaR declined from $51 million as of November 30, 1999, primarily as the result of a decrease in the VaR associated with various interest rate risk positions.

  The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

  Term Trust Class Actions. Plaintiffs moved for class certification in the Florida matter on March 27, 2000.

  Morgan Stanley Dean Witter North American Government Income Trust Litigation. The fairness hearing has been scheduled for April 26, 2000.

  Penalty Bid Litigation. On April 5, 2000, oral argument on defendants' motion to dismiss was held.

Item 2. Changes in Securities and Use of Proceeds.

  (a) On January 28, 2000, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, announced that they had called for redemption all of their outstanding 9.00% Capital Units. The 9.00% Capital Units consisted of $144,180,000 aggregate outstanding principal amount of 9.00% Subordinated Debentures due February 28, 2015 of Morgan Stanley Finance, plc and 5,767,200 related purchase contracts of the Company, which required holders of the Capital Units to purchase depositary shares representing ownership interests in shares of the Company's 9.00% Cumulative Preferred Stock. The 9.00% Subordinated Debentures were guaranteed by the Company. The 9.00% Capital Units were redeemed on February 28, 2000 at a price of $25.025 per Capital Unit ($25.00 for the underlying debentures at par and $0.025 for the related purchase contract).

  (c) To enhance its ongoing stock repurchase program, during the quarter ended February 29, 2000, the Company sold European-style put options on an aggregate of 3.4 million shares of its common stock. These put options expire on various dates through October 2000. They entitle the holder to sell common stock to the Company at prices ranging from $53.86 to $64.98 per share. The sales of these put options, which were made as private placements to third parties, generated proceeds to the Company of approximately $16 million.

Item 4. Submission of Matters to a Vote of Security Holders.

  The annual meeting of stockholders of the Company was held on April 6, 2000.

  The stockholders voted on proposals to (1) elect one class of directors for a three-year term, (2) amend the Company's Amended and Restated Certificate of Incorporation to increase from 1,750,000,000 to 3,500,000,000 the total number of shares of Common Stock, par value $.01 a share, which the Company will have the authority to issue and (3) ratify the appointment of Deloitte & Touche LLP as independent auditors.

  The stockholders also took action on two stockholder proposals seeking to
(1) declassify the Board of Directors ("First Proposal"), and (2) request that the Board of Directors issue a report by October 2000 reviewing the Company's underwriting criteria with the view to incorporating and fully disclosing criteria related to a transaction's impact on the environment, human rights and risk to the Company's reputation ("Second Proposal").

  The vote of the stockholders resulted in the approval of the amendment to the Company's Amended and Restated Certificate of Incorporation and the ratification of the appointment of the independent auditors. In addition, all nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 24, 2000. The two stockholder proposals were defeated. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below.

The Company's independent inspectors of election reported the vote of stockholders as follows.

                                              Against/                Broker
                                    For       Withheld    Abstain    Non-vote
                                    ---       --------    -------    --------
Election of Directors:
Nominee:
Philip J. Purcell............. 1,009,280,071   6,844,758     *           *
John J. Mack.................. 1,008,724,969   7,398,860     *           *
C. Robert Kidder.............. 1,009,301,643   6,823,186     *           *
Michael A. Miles.............. 1,008,642,292   7,482,537     *           *
Approval of the Amendment to
 the Amended and Restated
 Certificate of
 Incorporation................   947,583,584  62,937,748  5,604,922      *
Ratification of Independent
 Auditors..................... 1,010,331,564   1,883,120  3,892,115      *
First Proposal................   437,543,608 463,670,881 12,331,428 102,579,536
Second Proposal...............    52,015,036 799,233,531 62,542,356 102,334,530

--------
*Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a)Exhibits

    An exhibit index has been filed as part of this Report on Page E-1.

  (b)Reports on form 8-K

    Form 8-K dated December 20, 1999 (filed December 20, 1999) reporting Item 5 and Item 7.

    Form 8-K dated December 20, 1999 (filed December 23, 1999) reporting Item 5 and Item 7.

    Form 8-K dated December 20, 1999 (filed January 26, 2000) reporting Item 5.

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


                                          Morgan Stanley Dean Witter & Co.
                                                  (Registrant)

                                                      /s/ Joanne Pace
                                          By:
                                             ----------------------------------
                                               Joanne Pace, Controller and
                                              Principal Accounting Officer


Date: April 13, 2000

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                        Quarter Ended February 29, 2000

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation, as amended to date.
 10.1    Dean Witter Reynolds Inc. Branch Manager Compensation Plan, Amended
         and Restated as of December 9, 1999.
 11      Computation of earnings per share.
 12      Computation of ratio of earnings to fixed charges.
 15.1    Letter of awareness from Deloitte & Touche LLP, dated April 13, 2000, concerning unaudited interim financial information.
 27      Financial Data Schedule.