Form 10-Q
period 2000-05-31
MORGAN STANLEY DEAN WITTER & CO
filed 2000-07-14
CIK 895421

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

                  For the quarterly period ended May 31, 2000

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 30, 2000 there were 1,125,144,508 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           Quarter Ended May 31, 2000

                                                                           Page
                                                                           ----
Part I--Financial Information


  Item 1. Financial Statements


    Condensed Consolidated Statements of Financial Condition--May 31, 2000
     (unaudited) and November 30, 1999....................................   1


    Condensed Consolidated Statements of Income (unaudited)--Three and Six
     Months Ended May 31, 2000 and May 31, 1999...........................   2


    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three and Six Months Ended May 31, 2000 and May 31,
     1999.................................................................   3


    Condensed Consolidated Statements of Cash Flows (unaudited)--Six
     Months Ended May 31, 2000 and May 31, 1999...........................   4


    Notes to Condensed Consolidated Financial Statements (unaudited)......   5


    Independent Accountants' Report.......................................  14


  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  15


  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  36


Part II--Other Information


  Item 1. Legal Proceedings...............................................  37


  Item 2. Changes in Securities and Use of Proceeds.......................  37


  Item 4. Submission of Matters to a Vote of Security Holders.............  37


  Item 6. Exhibits and Reports on Form 8-K................................  37

                        MORGAN STANLEY DEAN WITTER & CO.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                       May 31,    November 30,
                                                         2000         1999
                                                      ----------  ------------
                                                      (unaudited)
                       ASSETS
Cash and cash equivalents............................  $ 15,956     $ 12,325
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $22,660 at May 31, 2000 and $6,925 at November 30,
 1999)...............................................    25,970        9,713
Financial instruments owned:
 U.S. government and agency securities...............    17,619       25,646
 Other sovereign government obligations..............    21,299       17,522
 Corporate and other debt............................    29,411       30,443
 Corporate equities..................................    21,723       14,843
 Derivative contracts................................    26,833       22,769
 Physical commodities................................       255          819
Securities purchased under agreements to resell......    60,750       70,366
Receivable for securities provided as collateral.....     3,935        9,007
Securities borrowed..................................   119,315       85,064
Receivables:
 Consumer loans (net of allowances of $773 at May
  31, 2000 and $769 at November 30, 1999)............    21,733       20,229
 Customers, net......................................    29,602       29,299
 Brokers, dealers and clearing organizations.........     1,900        2,252
 Fees, interest and other............................     7,535        5,371
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,777 at May 31,
 2000 and $1,667 at November 30, 1999)...............     2,158        2,204
Aircraft under operating leases (less accumulated
 depreciation of $152 at May 31, 2000 and $101 at
 November 30, 1999)                                       3,995        1,884
Other assets.........................................     7,597        7,211
                                                       --------     --------
Total assets.........................................  $417,586     $366,967
                                                       ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.....  $ 39,876     $ 38,242
Deposits.............................................    11,089       10,397
Financial instruments sold, not yet purchased:
 U.S. government and agency securities...............    13,561       12,285
 Other sovereign government obligations..............     8,513        7,812
 Corporate and other debt............................     4,674        2,322
 Corporate equities..................................    25,421       15,402
 Derivative contracts................................    25,328       23,228
 Physical commodities................................     1,226          919
Securities sold under agreements to repurchase.......    83,782      104,450
Obligation to return securities received as
 collateral..........................................    14,243       14,729
Securities loaned....................................    41,194       30,080
Payables:
 Customers...........................................    74,509       45,775
 Brokers, dealers and clearing organizations.........     1,995        1,335
 Interest and dividends..............................     3,009        2,951
Other liabilities and accrued expenses...............    12,862       10,439
Long-term borrowings.................................    37,355       28,604
                                                       --------     --------
                                                        398,637      348,970
                                                       --------     --------
Capital Units........................................       439          583
                                                       --------     --------
Preferred Securities Issued by Subsidiaries..........       400          400
                                                       --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock.....................................       545          670
 Common stock(1) ($0.01 par value, 3,500,000,000
  shares authorized, 1,211,685,904 and 1,211,685,904
  shares issued, 1,124,979,347 and 1,104,630,098
  shares outstanding at May 31, 2000 and November
  30, 1999)..........................................        12           12
 Paid-in capital(1)..................................     3,245        3,836
 Retained earnings...................................    18,813       16,285
 Employee stock trust................................     2,419        2,426
 Cumulative translation adjustments..................       (90)         (27)
                                                       --------     --------
   Subtotal..........................................    24,944       23,202
 Note receivable related to ESOP.....................       (55)         (55)
 Common stock held in treasury, at cost(1) ($0.01
  par value, 86,706,557 and 107,055,806 shares at
  May 31, 2000 and November 30, 1999)................    (4,360)      (4,355)
 Common stock issued to employee trust...............    (2,419)      (1,778)
                                                       --------     --------
   Total shareholders' equity........................    18,110       17,014
                                                       --------     --------
Total liabilities and shareholders' equity...........  $417,586     $366,967
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

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in millions, except share and per share data)

                                 Three Months                  Six Months
                                 Ended May 31,                Ended May 31,
                          ---------------------------- ---------------------------
                              2000           1999          2000          1999
                          -------------  ------------- ------------- -------------
                                  (unaudited)                  (unaudited)
Revenues:
Investment banking......  $       1,370  $       1,021 $       2,705 $       1,978
Principal transactions:
 Trading................          2,501          1,890         4,778         3,549
 Investments............           (236)           150           195           415
Commissions.............            972            733         1,956         1,352
Fees:
 Asset management,
  distribution and
  administration........          1,075            825         2,041         1,593
 Merchant and
  cardmember............            447            357           890           698
 Servicing..............            349            310           636           563
Interest and dividends..          5,123          3,426         9,872         7,171
Other...................             91             67           185           118
                          -------------  ------------- ------------- -------------
 Total revenues.........         11,692          8,779        23,258        17,437
Interest expense........          4,420          3,015         8,352         6,157
Provision for consumer
 loan losses............            204            119           427           296
                          -------------  ------------- ------------- -------------
 Net revenues...........          7,068          5,645        14,479        10,984
                          -------------  ------------- ------------- -------------
Non-interest expenses:
 Compensation and
  benefits..............          3,097          2,413         6,505         4,776
 Occupancy and
  equipment.............            174            153           349           299
 Brokerage, clearing
  and exchange fees.....            130            127           251           241
 Information processing
  and communications....            381            315           727           624
 Marketing and business
  development...........            502            381           973           776
 Professional
  services..............            217            191           400           353
 Other..................            272            207           547           385
                          -------------  ------------- ------------- -------------
   Total non-interest
    expenses............          4,773          3,787         9,752         7,454
                          -------------  ------------- ------------- -------------
Income before income
 taxes..................          2,295          1,858         4,727         3,530
Provision for income
 taxes..................            837            707         1,725         1,342
                          -------------  ------------- ------------- -------------
Net income..............  $       1,458  $       1,151 $       3,002 $       2,188
                          =============  ============= ============= =============
Preferred stock dividend
 requirements...........  $           9  $          10 $          18 $          21
                          =============  ============= ============= =============
Earnings applicable to
 common shares(1).......  $       1,449  $       1,141 $       2,984 $       2,167
                          =============  ============= ============= =============
Earnings per share(2):
 Basic..................  $        1.32  $        1.03 $        2.72 $        1.96
                          =============  ============= ============= =============
 Diluted................  $        1.26  $        0.97 $        2.60 $        1.85
                          =============  ============= ============= =============
Average common shares
 outstanding(2):
 Basic..................  1,098,245,490  1,108,293,164 1,096,007,767 1,107,576,394
                          =============  ============= ============= =============
 Diluted................  1,145,401,309  1,173,311,370 1,146,322,769 1,171,016,370
                          =============  ============= ============= =============

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

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in millions)

                                                  Three Months     Six Months
                                                  Ended May 31,   Ended May 31,
                                                  --------------  --------------
                                                   2000    1999    2000    1999
                                                  ------  ------  ------  ------
                                                   (unaudited)     (unaudited)
Net income....................................... $1,458  $1,151  $3,002  $2,188
Other comprehensive income, net of tax:
 Foreign currency translation adjustment.........    (51)     (5)    (63)    (24)
                                                  ------  ------  ------  ------
Comprehensive income............................. $1,407  $1,146  $2,939  $2,164
                                                  ======  ======  ======  ======



           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                Six Months
                                                               Ended May 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (unaudited)
Cash flows from operating activities
Net income................................................... $ 3,002  $ 2,188
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
    Non-cash charges included in net income..................     882      616
  Changes in assets and liabilities:
    Cash and securities deposited with clearing organizations
     or segregated under federal and other regulations....... (16,257)   1,372
    Financial instruments owned, net of financial instruments
     sold, not yet purchased.................................  16,037   13,395
    Securities borrowed, net of securities loaned............ (23,137) (16,441)
    Receivables and other assets.............................  (3,075) (11,264)
    Payables and other liabilities...........................  31,317    2,518
                                                              -------  -------
Net cash provided by (used for) operating activities.........   8,769   (7,616)
                                                              -------  -------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities........................................    (121)    (454)
    Purchase of AB Asesores, net of cash acquired............     --      (223)
    Purchase of Ansett Worldwide, net of cash acquired.......    (199)     --
    Net principal disbursed on consumer loans................  (6,234)  (1,480)
    Sales of consumer loans..................................   4,313    2,471
                                                              -------  -------
Net cash (used for) provided by investing activities.........  (2,241)     314
                                                              -------  -------
Cash flows from financing activities
  Net proceeds from (payments for) short-term borrowings.....   1,566   (3,866)
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell........... (11,052)   4,066
  Net proceeds from:
    Deposits.................................................     692      612
    Issuance of common stock.................................     304      188
    Issuance of put options..................................      18      --
    Issuance of long-term borrowings.........................  12,622    6,553
  Payments for:
    Repurchases of common stock..............................  (1,856)    (933)
    Repayments of long-term borrowings.......................  (4,583)  (4,943)
    Redemption of Capital Units..............................    (144)    (352)
    Cash dividends...........................................    (464)    (290)
                                                              -------  -------
Net cash (used for) provided by financing activities.........  (2,897)   1,035
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........   3,631   (6,267)
Cash and cash equivalents, at beginning of period............  12,325   16,878
                                                              -------  -------
Cash and cash equivalents, at end of period.................. $15,956  $10,611
                                                              =======  =======

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 The Company

  Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. Its Securities business includes securities underwriting, distribution and trading; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service and online brokerage services; research services; the trading of foreign exchange and commodities, as well as derivatives on a broad range of asset categories, rates and indices; securities lending; and private equity activities. The Company's Asset Management business provides global asset management advice and services to investors through a variety of product lines and brand names, including Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card and the Morgan Stanley Dean Witter SM Card and the operation of Discover Business Services (formerly the Discover/NOVUS(R) Network), a proprietary network of merchant and cash access locations.

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

  The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (the "Form 10-K"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

  The Company has entered into various contracts as hedges against specific assets, liabilities or anticipated transactions. These contracts include interest rate swaps, foreign exchange forwards and foreign currency swaps. The Company uses interest rate and currency swaps to manage the interest rate and currency exposure arising from certain borrowings. The Company also uses interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. For contracts that are designated as hedges of the Company's assets and liabilities, gains and losses are deferred and recognized as adjustments to interest revenue or expense over the remaining life of the underlying assets or liabilities. For contracts that are hedges of asset securitizations, gains and losses are recognized as adjustments to servicing fees. Gains and losses resulting from the termination of hedge contracts prior to their stated maturity are recognized ratably over the remaining life of the instrument being hedged. The Company also uses foreign exchange forward contracts to manage the currency exposure relating to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations.

  On December 20, 1999, the Company's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend, payable to shareholders of record on January 12, 2000 and distributable on January 26, 2000. All share, per share and shareholders' equity data have been retroactively restated to reflect this split.

  On April 6, 2000, shareholders of the Company approved an increase in the number of authorized common stock shares to 3.5 billion.

  As of May 31, 2000, approximately $1.9 billion of the Company's aircraft assets were owned by Morgan Stanley Aircraft Finance, a bankruptcy-remote special purpose business trust. Such aircraft assets are not available to satisfy claims of potential creditors of the Company.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,"

                       MORGAN STANLEY DEAN WITTER & CO.

which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". The Company is in the process of evaluating the impact of adopting SFAS No. 133, as amended by SFAS No. 138.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides specific guidance as to when certain costs incurred in connection with an internal-use software project should be capitalized and when they should be expensed. The Company adopted SOP 98-1 effective December 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's condensed consolidated financial statements.

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                           Three        Six
                                                          Months      Months
                                                         Ended May   Ended May
                                                            31,         31,
                                                         ----------  ----------
                                                         2000  1999  2000  1999
                                                         ----  ----  ----  ----
Balance, beginning of period............................ $771  $777  $769  $787
Provision for loan losses...............................  204   119   427   296
Less deductions:
  Charge-offs...........................................  228   211   485   482
  Recoveries............................................  (26)  (30)  (62)  (62)
                                                         ----  ----  ----  ----
  Net charge-offs.......................................  202   181   423   420
                                                         ----  ----  ----  ----
Other(1)................................................  --     53   --    105
                                                         ----  ----  ----  ----
Balance, end of period.................................. $773  $768  $773  $768
                                                         ====  ====  ====  ====

--------
(1) Primarily reflects transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $26 million and $63 million in the quarter and six month periods ended May 31, 2000 and $28 million and $63 million in the quarter and six month periods ended May 31, 1999.

  The Company received net proceeds from asset securitizations of $2,999 million and $4,313 million in the quarter and six month period ended May 31, 2000 and $1,946 million and $2,471 million in the quarter and six month period ended May 31, 1999. The uncollected balances of consumer loans sold through asset securitizations were $21,195 million at May 31, 2000 and $16,977 million at November 30, 1999.

3. Long-Term Borrowings

  Long-term borrowings at May 31, 2000 scheduled to mature within one year aggregated $9,350 million.

  During the six month period ended May 31, 2000 the Company issued senior notes aggregating $12,597 million, including non-U.S. dollar currency notes aggregating $1,619 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 6.37% at May 31, 2000; the Company has entered into certain transactions to obtain floating interest rates based primarily on

                       MORGAN STANLEY DEAN WITTER & CO.

short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2001, $3,192 million; 2002, $2,299 million; 2003, $4,370 million; 2004, $25 million; 2005, $953 million and thereafter, $1,758 million. In the six month period ended May 31, 2000, $4,583 million of senior notes were repaid.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

Preferred stock is composed of the following issues:

                                   Shares Outstanding at       Balance at
                                   ---------------------- --------------------
                                    May 31,  November 30, May 31, November 30,
                                     2000        1999      2000       1999
                                   --------- ------------ ------- ------------
                                                          (dollars in millions)
ESOP Convertible Preferred Stock,
 liquidation
 preference $35.88...............         --  3,493,477    $ --       $125
Series A Fixed/Adjustable Rate
 Cumulative Preferred Stock,
 stated value $200...............  1,725,000  1,725,000     345        345
7- 3/4% Cumulative Preferred
 Stock, stated value $200........  1,000,000  1,000,000     200        200
                                                           ----       ----
  Total..........................                          $545       $670
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

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $4,139 million at May 31, 2000, which exceeded the amount required by $3,416 million. DWR's net capital totaled $1,379 million at May 31, 2000, which exceeded the amount required by $1,190 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

                       MORGAN STANLEY DEAN WITTER & CO.

  Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and
(c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At May 31, 2000, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of May 31, 2000, put options were outstanding on an aggregate of 2.0 million shares of the Company's common stock. The maturity dates of these put options range from June 2000 through October 2000. The Company may elect cash settlement of the put options instead of purchasing the stock.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                Three Months     Six Months
                                                Ended May 31,   Ended May 31,
                                                --------------  --------------
                                                 2000    1999    2000    1999
                                                ------  ------  ------  ------
Basic EPS:
  Net income................................... $1,458  $1,151  $3,002  $2,188
  Preferred stock dividend requirements........     (9)    (10)    (18)    (21)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $1,449  $1,141  $2,984  $2,167
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...  1,098   1,108   1,096   1,108
                                                ======  ======  ======  ======
  Basic EPS.................................... $ 1.32  $ 1.03  $ 2.72  $ 1.96
                                                ======  ======  ======  ======
Diluted EPS:
  Net income................................... $1,458  $1,151  $3,002  $2,188
  Preferred stock dividend requirements........     (9)     (9)    (18)    (18)
                                                ------  ------  ------  ------
  Net income available to common shareholders.. $1,449  $1,142  $2,984  $2,170
                                                ======  ======  ======  ======
  Weighted-average common shares outstanding...  1,098   1,108   1,096   1,108
  Effect of dilutive securities:
    Stock options..............................     47      42      46      40
    ESOP convertible preferred stock...........    --       23       4      23
                                                ------  ------  ------  ------
  Weighted-average common shares outstanding
   and common stock equivalents................  1,145   1,173   1,146   1,171
                                                ======  ======  ======  ======
  Diluted EPS.................................. $ 1.26  $ 0.97  $ 2.60  $ 1.85
                                                ======  ======  ======  ======

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

  The Company had approximately $6.5 billion and $6.3 billion of letters of credit outstanding at May 31, 2000 and at November 30, 1999, respectively, to satisfy various collateral requirements.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at May 31, 2000 and November 30, 1999 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by comparable ratings used by the Company's Credit Department:

                                                             Collateralized     Other
                                                             Non-Investment Non-Investment
                            AAA      AA        A      BBB        Grade          Grade       Total
                          -------  -------  -------  ------  -------------- -------------- -------
                                                 (dollars in millions)
At May 31, 2000
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $ 2,537  $ 4,423  $ 2,660  $  900      $  117         $  146     $10,783
Foreign exchange forward
 contracts and options..      138    1,070      907     122         --             206       2,443
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........    1,657    2,663    1,044     100       2,174            554       8,192
Commodity forwards,
 options and swaps......      228    1,091    1,306   1,600         179            913       5,317
Mortgage-backed
 securities forward
 contracts, swaps and
 options................       48       29       20       1         --             --           98
                          -------  -------  -------  ------      ------         ------     -------
 Total..................  $ 4,608  $ 9,276  $ 5,937  $2,723      $2,470         $1,819     $26,833
                          =======  =======  =======  ======      ======         ======     =======
Percent of total........       17%      35%      22%     10%          9%             7%        100%
                          =======  =======  =======  ======      ======         ======     =======
At November 30, 1999
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $ 1,569  $ 3,842  $ 2,896   $ 884       $ 117          $ 174     $ 9,482
Foreign exchange forward
 contracts and options..      556    1,551    1,285     170         --             140       3,702
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........    1,742    2,310    1,109     260       1,308            320       7,049
Commodity forwards,
 options and swaps......      164      571      660     469          52            508       2,424
Mortgage-backed
 securities forward
 contracts, swaps and
 options ...............       41       33       35       1           1              1         112
                          -------  -------  -------  ------      ------         ------     -------
 Total..................  $ 4,072  $ 8,307  $ 5,985  $1,784      $1,478         $1,143     $22,769
                          =======  =======  =======  ======      ======         ======     =======
Percent of total........       18%      37%      26%      8%          6%             5%        100%
                          =======  =======  =======  ======      ======         ======     =======

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

  See also "Risk Management" in the Form 10-K for discussions of the Company's risk management policies and control structure for its securities businesses.

                       MORGAN STANLEY DEAN WITTER & CO.

9. Segment Information

  The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments:
Securities, Asset Management and Credit Services, through which it provides a wide range of financial products and services to its customers. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company's allocation methodologies, generally based on each segment's respective revenues or other relevant measures. Selected financial information for the Company's segments is presented in the tables below.

Three Months Ended May 31,
2000                        Securities Asset Management Credit Services Total
--------------------------  ---------- ---------------- --------------- ------
(dollars in millions)
All other revenues.........   $5,160         $613            $592       $6,365
Net interest...............      290           16             397          703
                              ------         ----            ----       ------
Net revenues...............   $5,450         $629            $989       $7,068
                              ======         ====            ====       ======
Income before taxes........   $1,687         $263            $345       $2,295
Provision for income
 taxes.....................      597          107             133          837
                              ------         ----            ----       ------
Net income.................   $1,090         $156            $212       $1,458
                              ======         ====            ====       ======

Three Months Ended May 31,
1999                        Securities Asset Management Credit Services Total
--------------------------  ---------- ---------------- --------------- ------
(dollars in millions)
All other revenues.........   $4,177         $509            $548       $5,234
Net interest...............       83            4             324          411
                              ------         ----            ----       ------
Net revenues...............   $4,260         $513            $872       $5,645
                              ======         ====            ====       ======
Income before taxes........   $1,346         $181            $331       $1,858
Provision for income
 taxes.....................      511           76             120          707
                              ------         ----            ----       ------
Net income.................   $  835         $105            $211       $1,151
                              ======         ====            ====       ======


                       MORGAN STANLEY DEAN WITTER & CO.

Six Months Ended May 31,
2000                      Securities Asset Management Credit Services  Total
------------------------  ---------- ---------------- --------------- --------
(dollars in millions)
All other revenues.......  $ 10,660       $1,200          $ 1,099     $ 12,959
Net interest.............       712           29              779        1,520
                           --------       ------          -------     --------
Net revenues.............  $ 11,372       $1,229          $ 1,878     $ 14,479
                           ========       ======          =======     ========
Income before taxes......  $  3,619       $  531          $   577     $  4,727
Provision for income
 taxes...................     1,285          217              223        1,725
                           --------       ------          -------     --------
Net income...............  $  2,334       $  314          $   354     $  3,002
                           ========       ======          =======     ========

Six Months Ended May 31,
1999                      Securities Asset Management Credit Services  Total
------------------------  ---------- ---------------- --------------- --------
(dollars in millions)
All other revenues.......  $  8,012       $  993          $   965     $  9,970
Net interest.............       326           29              659        1,014
                           --------       ------          -------     --------
Net revenues.............  $  8,338       $1,022          $ 1,624     $ 10,984
                           ========       ======          =======     ========
Income before taxes......  $  2,639       $  365          $   526     $  3,530
Provision for income
 taxes...................       998          153              191        1,342
                           --------       ------          -------     --------
Net income...............  $  1,641       $  212          $   335     $  2,188
                           ========       ======          =======     ========

Total Assets              Securities Asset Management Credit Services  Total
------------              ---------- ---------------- --------------- --------
(dollars in millions)
May 31, 2000(1)..........  $385,031       $5,126          $27,429     $417,586
                           ========       ======          =======     ========
November 30, 1999(1).....  $336,890       $4,927          $25,150     $366,967
                           ========       ======          =======     ========

--------
(1) Corporate assets have been fully allocated to the Company's business segments.

10. Business Acquisition

  During the second quarter of fiscal 2000, the Company completed its acquisition of Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of May 31, 2000, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended May 31, 2000 and 1999, and condensed consolidated statements of cash flows for the six month periods ended May 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with auditing standards generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1999; and, in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph for a change in the method of accounting for certain offering costs of closed-end funds). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP

New York, New York
July 10, 2000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

  Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. The Company combines global strength in investment banking and institutional sales and trading with strength in providing full-service and online brokerage services, investment and global asset management services and, primarily through its Discover(R) Card brand, quality consumer credit products. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Results of Operations*

 Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet to conduct electronic commerce and the emergence of electronic communication trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative, legal and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and expansion of its Credit Services business.

  The results of the Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into mutual funds and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could impact the results of the Company's Asset Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

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

 Global Market and Economic Conditions in the Quarter Ended May 31, 2000

  Global market and economic conditions during the second quarter of fiscal 2000 were generally favorable, although the rising interest rate environment in the U.S. and Europe and a correction in the NASDAQ market led to periods of increased volatility, particularly during the latter half of the quarter.

  In the U.S., the economy continued to exhibit positive fundamentals and a high rate of economic growth. Favorable economic trends, such as historically low levels of unemployment, high levels of consumer confidence and spending, a high demand for imports and increased productivity continued to persist. During the first half of fiscal 2000, there were few indications that the interest rate actions initiated by the Federal Reserve Board (the "Fed") in fiscal 1999 and the first quarter of fiscal 2000 had sufficiently slowed the rate of U.S. economic growth, and, as a result, the Fed remained concerned with the potential for increased inflation. The Fed's aggressive efforts to slow the U.S. economy continued during the second quarter of fiscal 2000, as the overnight lending rate was increased by 0.25% in March 2000 and an additional 0.50% in May 2000. Although the Fed has raised the overnight lending rate six times since June 1999 aggregating 1.75%, there continues to be uncertainty in the financial markets as to future Fed actions.

  Market conditions in Europe were also volatile during the quarter ended May 31, 2000. In May 2000, the euro fell to a record low against the U.S. dollar, as the growth rate of the U.S. economy continued to outpace the growth rate in the European Union ("EU"). Economic growth across much of the region remained positive. However, the region's economic performance, coupled with the sharp rise in global energy and commodity prices and the continued weakness of the euro, gave rise to fears of increasing inflationary pressures within the U.K. and the EU. In an effort to mitigate such conditions, during the second quarter of fiscal 2000, the European Central Bank (the "ECB") raised interest rates by 0.25% in March 2000 and an additional 0.25% in April 2000, while the Bank of England decided to leave rates unchanged.

  During the second quarter of fiscal 2000, economies and financial markets in the Far East continued to recover from the difficult conditions that have existed in the region since the latter half of fiscal 1997. In Japan, there have been indications that the steps taken by the nation's government to stimulate economic activity, such as bank bailouts, emergency loans, a zero interest rate policy, stimulus packages and tax cuts for both individuals and corporations, were beginning to have a favorable impact. However, Japan's rate of economic growth continues to be sluggish amid a growing budget deficit. While financial markets throughout the Far East have benefited from increased investor interest in fiscal 2000, major market indices in the region decreased during the second quarter and were affected by the decline in the U.S. equity markets. Although uncertainty remains, investor confidence in the recovery prospects of the Far East region, particularly in Japan, Hong Kong and Korea, remained generally strong.

 Results of the Company for the Quarter and Six Month Period ended May 31,
2000

  The Company's net income in the quarter and six month period ended May 31, 2000 was $1,458 million and $3,002 million, an increase of 27% and 37% from the comparable periods of fiscal 1999. Diluted earnings per common share were $1.26 and $2.60 in the quarter and six month period ended May 31, 2000, as compared to $0.97 and $1.85 in the comparable periods of fiscal 1999. The Company's annualized return on common equity for the quarter and six month period ended May 31, 2000 were 33.0% and 34.7%, as compared to 31.4% and 30.5% in the comparable prior year periods.

  The increase in net income in the quarter and six month period ended May 31, 2000 was primarily attributable to the Company's Securities business, reflecting higher investment banking, principal trading and commission revenues, partially offset by a decline in principal investment revenues. Improved results in the Company's Asset Management business also contributed to the increase. The Company's net income for the quarter and six month period ended May 31, 2000 also reflected higher levels of incentive-based compensation and other non-interest expenses.

 Business Acquisition

  During the second quarter of fiscal 2000, the Company completed its acquisition of Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

 Business Segments

  The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its three business segments:
Securities; Asset Management; and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. The accompanying business segment information includes the operating results of Morgan Stanley Dean Witter Online ("MSDW Online"), the Company's provider of electronic brokerage services, within the Securities segment. Prior to the second quarter of fiscal 1999, the Company had included MSDW Online's results within its Credit Services segment. In addition, the following segment data reflects the Company's fiscal 1999 adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to the adoption of SFAS No. 131, the Company had presented the results of its Securities and Asset Management segments on a combined basis. The segment data of all periods presented have been restated to reflect these changes. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                                  Securities

Statements of Income (dollars in millions)

                                                  Three Months
                                                   Ended May      Six Months
                                                      31,        Ended May 31,
                                                  ------------- ---------------
                                                   2000   1999   2000    1999
                                                   ----   ----   ----    ----
                                                  (unaudited)     (unaudited)
Revenues:
  Investment banking............................. $1,337  $ 994 $ 2,628 $ 1,928
  Principal transactions:
    Trading......................................  2,501  1,890   4,778   3,549
    Investments..................................   (242)   145     181     406
  Commissions....................................    968    733   1,947   1,352
  Asset management, distribution and
   administration fees...........................    505    348     941     659
  Interest and dividends.........................  4,354  2,897   8,357   6,059
  Other..........................................     91     67     185     118
                                                  ------  ----- ------- -------
    Total revenues...............................  9,514  7,074  19,017  14,071
  Interest expense...............................  4,064  2,814   7,645   5,733
                                                  ------  ----- ------- -------
    Net revenues.................................  5,450  4,260  11,372   8,338
                                                  ------  ----- ------- -------
Non-interest expenses:
  Compensation and benefits......................  2,764  2,132   5,831   4,220
  Occupancy and equipment........................    137    118     277     228
  Brokerage, clearing and exchange fees..........    110     97     212     181
  Information processing and communications......    244    185     458     356
  Marketing and business development.............    184    134     341     250
  Professional services..........................    166    130     302     241
  Other..........................................    158    118     332     223
                                                  ------  ----- ------- -------
    Total non-interest expenses..................  3,763  2,914   7,753   5,699
                                                  ------  ----- ------- -------
Income before income taxes.......................  1,687  1,346   3,619   2,639
Provision for income taxes.......................    597    511   1,285     998
                                                  ------  ----- ------- -------
  Net income..................................... $1,090  $ 835 $ 2,334 $ 1,641
                                                  ======  ===== ======= =======

  Securities achieved net revenues of $5,450 million and $11,372 million in the quarter and six month period ended May 31, 2000, an increase of 28% and 36% from the comparable periods of fiscal 1999. Securities net income for the quarter and six month period ended May 31, 2000 was $1,090 million and $2,334 million, an increase of 31% and 42% from the comparable periods of fiscal 1999. The increases in net revenues and net income in both periods were primarily attributable to higher revenues from investment banking, sales and trading and asset management activities, partially offset by lower principal investment revenues and higher levels of incentive-based compensation and other non-interest expenses.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 2000 increased 35% from the comparable period of fiscal 1999, reflecting higher revenues from merger, acquisition and restructuring activities and equity underwriting transactions, partially offset by a decline in fixed income underwriting revenues.

  Revenues from merger, acquisition and restructuring activities increased in the quarter ended May 31, 2000 as compared to the prior year period, as the global market for such transactions continued to be robust, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trends of convergence, consolidation and globalization, as companies continued to expand into new markets and businesses in order to increase earnings growth. Transaction activity was strong across many industries, particularly in the technology, telecommunication, energy and pharmaceutical sectors. The Company's strong global market share in many industry sectors also contributed to the high level of revenues from merger and acquisition transactions.

  Equity underwriting revenues also increased in the quarter ended May 31, 2000 as compared to the prior year period, benefiting from a high volume of equity offerings, particularly during the first half of the quarter. Transaction volume in the latter half of the period was negatively impacted by volatile market conditions in the U.S., reflecting the correction in the NASDAQ market and uncertainty regarding the Fed's interest rate policy. The quarter's equity underwriting revenues reflected a high level of new issue volume in the telecommunications and technology sectors, and the Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Fixed income underwriting revenues in the quarter ended May 31, 2000 were lower than those recorded during the quarter ended May 31, 1999. The volume of fixed income underwriting transactions was adversely affected by the rising interest rate environment in the U.S. and Europe, resulting in increased market volatility and higher borrowing costs. The market for global high yield issues was particularly slow during the quarter. However, fixed income underwriting revenues continued to benefit from the need for strategic financing in light of the robust global market for merger and acquisition transactions, and from the ongoing development of the euro-denominated credit market.

  Investment banking revenues in the six month period ended May 31, 2000, increased 36% from the comparable period of fiscal 1999. The increase was attributable to higher revenues from merger, acquisition and restructuring activities and equity underwritings, reflecting continued strong levels of transaction volumes.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities, including derivatives, in which the Company acts as principal and gains and losses on securities held for resale, increased 32% in the quarter ended May 31, 2000 from the comparable period of fiscal 1999. The increase reflected higher levels of equity and commodity trading revenues, partially offset by declines in fixed income and foreign exchange trading revenues.

  Equity trading revenues increased to record levels in the quarter ended May 31, 2000, reflecting higher trading revenues from virtually all equity products. Higher revenues from trading in equity cash products were primarily driven by significantly increased levels of customer trading volumes in both listed and over-the-counter securities, particularly in the U.S. and in Europe. Revenues from equity derivative products benefited from increased customer flows, strong trading volumes and the high level of volatility in the equity markets that existed during much of the quarter. The level of market volatility was impacted by a correction in the NASDAQ market, as investors became concerned about the valuations of certain Internet and technology-related issues. Higher revenues from certain proprietary trading activities also contributed to the increase in equity trading revenues.

  Fixed income trading revenues decreased in the quarter ended May 31, 2000 from the comparable period of fiscal 1999, primarily due to lower revenues from trading global high-yield and investment grade fixed income securities. Trading revenues from global high-yield fixed income securities decreased due to lighter trading activity as investors remained concerned about rising interest rates throughout the quarter. Volatile equity markets also had an adverse effect on the value of global high-yield fixed income securities, particularly in the media and telecommunications sectors. Revenues from investment grade fixed income securities were also adversely affected by the volatile market conditions which resulted in reduced liquidity and widening credit spreads.

  Commodity trading revenues increased to record levels in the quarter ended May 31, 2000, primarily driven by higher revenues from trading energy products, including natural gas and electricity. The quarter's trading revenues from energy-related products benefited from periods of rising prices and increased volatility across the entire energy sector. Natural gas prices were particularly volatile due to increased demand at a time when inventory levels and production capabilities were low.

  Foreign exchange trading revenues decreased modestly in the quarter ended May 31, 2000 as compared to the prior year period. Trading volumes were negatively affected by the exit of certain hedge funds from the market and periods of increased volatility in the global securities markets. The euro continued to depreciate relative to the U.S. dollar and reached an all time low during the quarter, reflecting the strong economic performance of the U.S. economy and higher interest rates in the U.S. The U.S. dollar weakened against the Japanese yen during the quarter, as growing business confidence and increasing industrial production in Japan bolstered the demand for yen-denominated assets.

  Principal transaction investment losses aggregating $242 million were recorded in the quarter ended May 31, 2000, as compared to gains of $145 million in the quarter ended May 31, 1999. Fiscal 2000's results primarily consist of unrealized losses from certain private equity and venture capital investments, including Allegiance Telecom, Inc. and InterNAP Network Services Corporation, reflecting difficult conditions in the technology and telecommunications sectors. Fiscal 1999's results primarily reflect realized and unrealized gains from the Company's investment in Knight/Trimark Group, Inc. and increases in the value of certain other principal equity investments.

  Principal transaction trading revenues increased 35% in the six month period ended May 31, 2000 from the comparable period of fiscal 1999, primarily reflecting higher equity and commodity trading revenues, partially offset by a decline in fixed income and foreign exchange trading revenues. The increase in equity trading revenues reflected higher revenues from both cash and derivative equity products, due to higher levels of customer trading volumes and market volatility. Fixed income trading revenues decreased, reflecting less favorable market conditions and a rising global interest rate environment. Commodity trading revenues increased due to the sharp rise in global energy prices in fiscal 2000. Foreign exchange trading revenues decreased moderately due to industry-wide decreases in market activity.

  Principal transaction investment gains aggregating $181 million were recognized in the six month period ended May 31, 2000 as compared to $406 million in the six month period ended May 31, 1999. The decrease in fiscal 2000's results primarily reflect unrealized losses from certain of the Company's private equity and venture capital investments and the inclusion of gains from the Company's investment in Knight/Trimark Group, Inc. in fiscal 1999's results.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commissions also include revenues from customer securities transactions associated with MSDW Online. Commission revenues increased 32% in the quarter ended May 31, 2000 from the comparable period of fiscal 1999. In the U.S., commission revenues benefited from significantly increased levels of customer securities transactions, including listed agency and over-the-counter equity products, as volumes on the New York Stock Exchange and the NASDAQ increased significantly from the prior year. Revenues from markets in Europe also benefited from higher trading volumes. Commission revenues from securities markets in Japan and Hong Kong also increased, generally reflecting increased investor interest in the region. Commission revenues also benefited from higher sales of mutual funds and the continued growth in the number of the Company's financial advisors.

  Commission revenues increased 44% in the six month period ended May 31, 2000 from the comparable period of fiscal 1999. The increase primarily reflected higher levels of customer trading activity in the global equity markets, as trading volumes on the New York Stock Exchange and NASDAQ increased to record levels, and trading volumes increased on major European exchanges.

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

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Net interest revenues increased 249% and 118% in both the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, partially reflecting the level and mix of interest bearing assets and liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods, as well as certain trading strategies utilized in the Company's institutional securities business. Higher net revenues from brokerage services provided to institutional and individual customers, including an increase in the level of customer margin loans, also contributed to the increase in net interest revenues.

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

  Asset management, distribution and administration revenues increased 45% and 43% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The increase reflects higher 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors, higher revenues from investment management services associated with ICS, and higher revenues from individual investors electing fee-based pricing.

 Non-Interest Expenses

  Total non-interest expenses increased 29% and 36% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. Within the non-interest expense category, compensation and benefits expense increased 30% and 38% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, principally reflecting higher incentive-based compensation due to higher levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expense increased 28% and 30% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. Occupancy and equipment expense increased 16% and 21% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily due to additional rent associated with new U.S. branch locations, as well as increased office space in New York and certain other locations. Brokerage, clearing and exchange fees increased 13% and 17% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher brokerage expenses due to increased global trading volume, particularly in North America and Europe. Brokerage costs associated with the business activities of AB Asesores, which the Company acquired in March 1999, also contributed to the increase. Information processing and communications expense increased 32% and 29% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, market data services, and telecommunications. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 37% and 36% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting increased travel and entertainment costs associated with the high levels of business activity in the global financial markets. Higher advertising and promotional expenses associated with the Company's individual securities business also contributed to the increase. Professional services expense increased 28% and 25% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher consulting costs associated with certain strategic initiatives in the Company's securities business, including e-commerce. The increase also reflected higher costs for employment fees and temporary staffing due to the increased level of overall business activity. Other expense increased 34% and 49% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, reflecting the impact of a higher level of business activity on various operating expenses. The amortization of goodwill associated with the Company's acquisition of AB Asesores and certain costs associated with the Company's aircraft leasing business also contributed to the increase.

                               Asset Management

Statements of Income (dollars in millions)

                                                         Three
                                                        Months
                                                       Ended May   Six Months
                                                          31,     Ended May 31,
                                                      ----------- -------------
                                                      2000  1999   2000   1999
                                                      ----- ----- ------ ------
                                                      (unaudited)  (unaudited)
Revenues:
  Investment banking................................. $  33 $  27 $   77 $   50
  Principal transactions:
    Investments......................................     6     5     14      9
  Commissions........................................     4   --       9    --
  Asset management, distribution and administration
   fees..............................................   570   477  1,100    934
  Interest and dividends.............................    19     7     32     34
                                                      ----- ----- ------ ------
    Total revenues...................................   632   516  1,232  1,027
  Interest expense...................................     3     3      3      5
                                                      ----- ----- ------ ------
    Net revenues.....................................   629   513  1,229  1,022
                                                      ----- ----- ------ ------
Non-interest expenses:
  Compensation and benefits..........................   198   158    384    314
  Occupancy and equipment............................    22    23     43     47
  Brokerage, clearing and exchange fees..............    20    30     39     60
  Information processing and communications..........    19    21     37     42
  Marketing and business development.................    38    33     74     66
  Professional services..............................    24    30     45     60
  Other..............................................    45    37     76     68
                                                      ----- ----- ------ ------
    Total non-interest expenses......................   366   332    698    657
                                                      ----- ----- ------ ------
Income before income taxes...........................   263   181    531    365
Provision for income taxes...........................   107    76    217    153
                                                      ----- ----- ------ ------
    Net income....................................... $ 156 $ 105 $  314 $  212
                                                      ===== ===== ====== ======

  Asset Management achieved net revenues of $629 million and $1,229 million in the quarter and six month period ended May 31, 2000, an increase of 23% and 20% from the comparable periods of fiscal 1999. Asset Management's net income for the quarter and six month period ended May 31, 2000 was $156 million and $314 million, an increase of 49% and 48% from the comparable periods of fiscal 1999. The increases primarily reflect higher asset management, distribution and administration fees resulting from the continued accumulation and management of customer assets, partially offset by higher incentive-based compensation expenses.

 Investment Banking

  Asset Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 22% and 54% in the quarter and six month periods ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting a higher volume of Unit Investment Trust underwriting transactions. Unit Investment Trust sales volumes rose to $4.5 billion and $10.6 billion in the quarter and six month periods ended May 31, 2000, an increase of 32% and 63% from the comparable periods of fiscal 1999.

 Principal Transactions

  Asset Management primarily generates principal transaction revenues from net gains resulting from the Company's capital investments in certain of its funds and other investments.

  In both the quarter and the six month period ended May 31, 2000 and the comparable periods of fiscal 1999, principal transaction investment revenues primarily consisted of net gains from the Company's capital investments in certain of its funds.

 Commissions

  Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds, as well as certain allocated commission revenues.

  Commission revenues increased in both the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher levels of transaction volume and allocated commission revenues.

 Net Interest

  Asset Management generates net interest revenues from certain investment positions, as well as from certain allocated interest revenues and expenses.

  Net interest revenues increased in the quarter ended May 31, 2000 from the comparable period of fiscal 1999, primarily reflecting higher net revenues from certain investment positions. Net interest revenues for the six month period ended May 31, 2000 were unchanged from the comparable period of fiscal 1999.

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

  In the quarter and six month period ended May 31, 2000, asset management, distribution and administration fees increased 19% and 18% from the comparable periods of fiscal 1999. The increases in revenues primarily reflect higher fund management fees as well as other revenues resulting from a higher level of assets under management or supervision. The increases also reflect a more favorable asset mix, primarily reflecting a shift in asset mix to a greater percentage of equity products.

  Customer assets under management or supervision increased to $445 billion at May 31, 2000 from $405 billion at May 31, 1999. The increase in assets under management or supervision reflected appreciation in the value of customer portfolios and net inflows of new customer assets. Customer assets under management or supervision included products offered primarily to individual investors of $278 billion at May 31, 2000 and $241 billion at May 31, 1999. Products offered primarily to institutional investors were $167 billion at May 31, 2000 and $164 billion at May 31, 1999.

 Non-Interest Expenses

  Asset Management's non-interest expenses increased 10% and 6% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. Within the non-interest expense category, employee compensation and benefits expense increased 25% and 22% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher incentive-based compensation costs due to Asset Management's higher level of net revenues. Excluding compensation and benefits expense, non-interest expenses decreased 3% and 8% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. Occupancy and equipment expense decreased 4% and 9% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, as lower levels of depreciation expense on certain data processing equipment were partially offset by higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees decreased 33% and 35% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily attributable to lower sales of closed-end funds through the non-proprietary distribution channel. Information processing and communications costs decreased 10% and 12% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting lower data processing servicing costs and computer software costs. Marketing and business development expense increased 15% and 12% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily related to higher promotional and distribution costs for certain mutual funds. Professional services expense decreased 20% and 25% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting the inclusion of consulting costs related to the Company's preparations for the Year 2000 within fiscal 1999's results. Other expenses increased 22% and 12% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The increase was primarily associated with new and increased business activity, including the Company's new strategic business venture, Morgan Stanley Dean Witter Alternative Investment Partners that was announced in March 2000.

                                Credit Services

Statements of Income (dollars in millions)

                                                         Three
                                                        Months
                                                       Ended May   Six Months
                                                          31,     Ended May 31,
                                                      ----------- -------------
                                                      2000  1999   2000   1999
                                                      ----- ----- ------ ------
                                                      (unaudited)  (unaudited)
Fees:
  Merchant and cardmember............................ $ 447 $ 357 $  890 $  698
  Servicing..........................................   349   310    636    563
                                                      ----- ----- ------ ------
    Total non-interest revenues......................   796   667  1,526  1,261
                                                      ----- ----- ------ ------
Interest revenue.....................................   750   522  1,483  1,078
Interest expense.....................................   353   198    704    419
                                                      ----- ----- ------ ------
  Net interest income................................   397   324    779    659
Provision for consumer loan losses...................   204   119    427    296
                                                      ----- ----- ------ ------
  Net credit income..................................   193   205    352    363
                                                      ----- ----- ------ ------
  Net revenues.......................................   989   872  1,878  1,624
                                                      ----- ----- ------ ------
Non-interest expenses:
  Compensation and benefits..........................   135   123    290    242
  Occupancy and equipment............................    15    12     29     24
  Information processing and communications..........   118   109    232    226
  Marketing and business development.................   280   214    558    460
  Professional services..............................    27    31     53     52
  Other..............................................    69    52    139     94
                                                      ----- ----- ------ ------
    Total non-interest expenses......................   644   541  1,301  1,098
                                                      ----- ----- ------ ------
Income before income taxes...........................   345   331    577    526
Provision for income taxes...........................   133   120    223    191
                                                      ----- ----- ------ ------
    Net income....................................... $ 212 $ 211 $  354 $  335
                                                      ===== ===== ====== ======

  Credit Services achieved record net income of $212 million in the quarter ended May 31, 2000. Credit Services net income of $354 million for the six month period ended May 31, 2000 was approximately 6% higher than the comparable period of fiscal 1999. The increases in net income for both periods were primarily attributable to increased merchant and cardmember fees, servicing fees and net interest income, partially offset by a higher provision for loan losses and non-interest expenses. Credit Services' results for the quarter and six month period ended May 31, 2000 also reflected higher levels of transaction volume from the comparable periods of fiscal 1999, as well as a record level of period-end managed consumer loans.

 Non-Interest Revenues

  Total non-interest revenues increased 19% and 21% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees increased 25% and 28% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The increases in both periods were primarily due to higher merchant discount revenue and late payment fees associated with the Discover Card. The increases in Discover Card merchant discount revenues were due to a higher level of sales volume. Late payment fees increased primarily due to a fee increase introduced during April 1999, coupled with an increase in the number of late fee occurrences.

  Servicing fees are revenues derived from consumer loans, which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $3.0 billion and $4.3 billion in the quarter and six month period ended May 31, 2000. During the comparable periods of fiscal 1999, the Company completed asset securitizations of $1.9 billion and $2.5 billion. The asset securitization transactions completed in the second quarter of fiscal 2000 have an expected maturity of approximately 3 to 7 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):

                                                      Three
                                                     Months
                                                    Ended May     Six Months
                                                       31,       Ended May 31,
                                                   ------------  --------------
                                                   2000   1999    2000    1999
                                                   -----  -----  ------  ------
Merchant and cardmember fees...................... $ 143  $ 138  $  285  $  269
Interest revenue..................................   808    699   1,515   1,324
Interest expense..................................  (335)  (251)   (630)   (481)
Provision for consumer loan losses................  (267)  (276)   (534)   (549)
                                                   -----  -----  ------  ------
Servicing fees.................................... $ 349  $ 310  $  636  $  563
                                                   =====  =====  ======  ======

  Servicing fees increased 13% in both the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The increases in both periods were due to higher levels of net interest cash flows, increased fee revenue and lower credit losses from securitized consumer loans. The increases in net interest and fee revenue were primarily due to higher levels of average securitized loans. The decrease in credit losses was due to a lower rate of charge-offs related to the Discover Card portfolio, partially offset by an increase in the level of average securitized consumer loans.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income increased 23% and 18% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. In both periods, the increase was primarily due to higher average levels of consumer loans, partially offset by a lower yield on these loans and increased interest expense. In addition, net interest income in the quarter ended May 31, 2000 benefited from the Company's repricing of certain credit card receivables discussed below. The increase in average consumer loans was due to higher levels of sales and balance transfer volume. The lower yield on Discover Card loans was primarily due to the lower interest rates offered to both existing and new cardmembers. The lower yield also reflected an increase in consumer loans from balance transfers, which are generally offered at lower interest rates for an introductory period. The increase in interest expense was due to a higher level of interest bearing liabilities coupled with an increase in the Company's average cost of borrowings, reflecting a series of interest rate increases made by the Fed in fiscal 1999 and the first half of fiscal 2000.

  In response to the rising interest rate environment in the U.S., the Company is repricing a substantial portion of its existing credit card receivables to a market-indexed variable interest rate. During the quarter ended May 31, 2000, certain of such credit card receivables were repriced beginning with the April 2000 billing cycle. The Company believes that its repricing actions will continue to have a positive impact on net interest income.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six month periods ended May 31, 2000 and 1999 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                      Three Months Ended May 31,
                             -------------------------------------------------
                                      2000                   1999(3)
                             ------------------------ ------------------------
                             Average                  Average
                             Balance  Rate   Interest Balance  Rate   Interest
                             -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 and other consumer loans... $23,459  12.10%   $714   $14,664  13.31%   $492
Investment securities.......     574   6.12       9       661   4.91       8
Other.......................   1,872   5.89      27     1,664   5.27      22
                             -------           ----   -------           ----
    Total interest earning
     assets.................  25,905  11.52     750    16,989  12.19     522
Allowance for loan losses...    (773)                    (775)
Non-interest earning
 assets.....................   1,593                    1,641
                             -------                  -------
    Total assets............ $26,725                  $17,855
                             =======                  =======
LIABILITIES AND
 SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
  Savings................... $ 1,492   5.44%   $ 20   $ 1,418   4.36%   $ 16
  Brokered..................   7,618   6.55     126     5,224   6.41      85
  Other time................   3,018   6.11      46     1,996   5.40      27
                             -------           ----   -------           ----
    Total interest bearing
     deposits...............  12,128   6.31     192     8,638   5.84     128
Other borrowings............   9,997   6.37     161     5,075   5.54      70
                             -------           ----   -------           ----
    Total interest bearing
     liabilities............  22,125   6.33     353    13,713   5.73     198
Shareholder's equity/other
 liabilities................   4,600                    4,142
                             -------                  -------
    Total liabilities and
     shareholder's equity... $26,725                  $17,855
                             =======                  =======
Net interest income.........                   $397                     $324
                                               ====                     ====
Net interest margin(1)......                   6.11%                    7.57%
Interest rate spread(2).....           5.19%                    6.46%

--------
(1) Net interest margin represents net interest income annualized as a percentage of total interest earning assets.
(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis (dollars in millions)

                                       Six Months Ended May 31,
                             -------------------------------------------------
                                      2000                   1999(3)
                             ------------------------ ------------------------
                             Average                  Average
                             Balance  Rate   Interest Balance  Rate   Interest
                             -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 and other consumer loans... $23,326  12.04%  $1,404  $15,533  13.09%  $1,014
Investment securities.......     628   6.13       19      793   5.11       20
Other.......................   1,845   6.55       60    1,629   5.36       44
                             -------          ------  -------          ------
    Total interest earning
     assets.................  25,799  11.50    1,483   17,955  12.04    1,078
Allowance for loan losses...    (774)                    (777)
Non-interest earning
 assets.....................   1,605                    1,654
                             -------                  -------
    Total assets............ $26,630                  $18,832
                             =======                  =======
LIABILITIES & SHAREHOLDER'S
 EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
  Savings................... $ 1,531   5.25%  $   40  $ 1,461   4.37%  $   32
  Brokered..................   7,447   6.52      243    5,051   6.46      163
  Other time................   3,030   6.07       92    2,001   5.44       54
                             -------          ------  -------          ------
    Total interest bearing
     deposits...............  12,008   6.25      375    8,513   5.86      249
Other borrowings............  10,193   6.45      329    6,165   5.53      170
                             -------          ------  -------          ------
    Total interest bearing
     liabilities............  22,201   6.34      704   14,678   5.72      419
Shareholder's equity/other
 liabilities................   4,429                    4,154
                             -------                  -------
    Total liabilities &
     shareholder's equity .. $26,630                  $18,832
                             =======                  =======
Net interest income.........                  $  779                   $  659
                                              ======                   ======
Net interest margin(1)......                    6.04%                    7.36%
Interest rate spread(2).....           5.16%                    6.32%

--------
(1) Net interest margin represents net interest income annualized as a percentage of total interest earning assets.
(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis (dollars in millions)

                            Three Months Ended          Six Months Ended
                           May 31, 2000 vs. 1999      May 31, 2000 vs. 1999
                           ---------------------      ---------------------
                            Increase/(Decrease)        Increase/(Decrease)
                             Due to Changes in          Due to Changes in
                          --------------------------  -------------------------
                           Volume    Rate     Total   Volume    Rate    Total
                          --------  -------  -------  -------- -------  -------
INTEREST REVENUE
General purpose credit
 card and other consumer
 loans..................   $   294  $   (72) $   222   $  512  $  (122) $  390
Investment securities...        (1)       2        1       (4)       3      (1)
Other...................         3        2        5        6       10      16
                                             -------                    ------
    Total interest
     revenue............       274      (46)     228      474      (69)    405
                                             -------                    ------

INTEREST EXPENSE
Interest bearing
 deposits
 Savings................         1        3        4        1        7       8
 Brokered...............        38        3       41       78        2      80
 Other time.............        14        5       19       28       10      38
                                             -------                    ------
    Total interest
     bearing deposits...        50       14       64      103       23     126
Other borrowings........        70       21       91      112       47     159
                                             -------                    ------
    Total interest
     expense............       122       33      155      216       69     285
                                             -------                    ------
Net interest income.....   $   152  $   (79) $    73   $  258  $  (138) $  120
                           =======  =======  =======   ======  =======  ======


  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                       Three Months Ended May 31,
                             -------------------------------------------------
                                      2000                     1999
                                     ------                   ------
                              Avg.                     Avg.
                              Bal.   Rate %  Interest   Bal   Rate %  Interest
                             ------- ------  -------- ------- ------  --------
General purpose credit card
 and other consumer loans... $42,961 13.69%   $1,479  $32,258 14.39%   $1,171
Total interest earning
 assets.....................  45,406 13.65     1,558   34,583 14.01     1,221
Total interest bearing
 liabilities................  42,927  6.38       688   31,906  5.58       449
Consumer loan interest rate
 spread.....................          7.31                     8.81
Interest rate spread........          7.27                     8.43
Net interest margin.........          7.62                     8.86

                                        Six Months Ended May 31,
                             -------------------------------------------------
                                      2000                     1999
                                     ------                   ------
                              Avg.                     Avg.
                              Bal.   Rate %  Interest   Bal   Rate %  Interest
                             ------- ------  -------- ------- ------  --------
General purpose credit card
 and other consumer loans... $41,997 13.52%   $2,840  $32,575 14.23%   $2,311
Total interest earning
 assets.....................  44,470 13.48     2,998   34,997 13.76     2,402
Total interest bearing
 liabilities................  41,997  6.35     1,334   32,061  5.62       900
Consumer loan interest rate
 spread.....................          7.17                     8.61
Interest rate spread........          7.13                     8.14
Net interest margin.........          7.48                     8.61

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $773 million at May 31, 2000. At November 30, 1999, the Company's allowance for loan losses was $769 million.

  The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 71% and 44% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The increases were primarily due to higher levels of average consumer loans, partially offset by a lower level of net charge-offs. In addition, the provision for consumer loan losses in fiscal 1999 benefited from a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. This loan loss allowance was fully amortized by the end of fiscal 1999.

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

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

Asset Quality (dollars in millions)

                                     May 31,                  November 30,
                         ----------------------------------  ----------------
                              2000              1999              1999
                         ----------------  ----------------  ----------------
                          Owned   Managed   Owned   Managed   Owned   Managed
                         -------  -------  -------  -------  -------  -------
Consumer loans at
 period-end............. $22,506  $43,701  $14,588  $32,805  $20,998  $37,975
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days.........    2.51%    3.10%    3.21%    3.52%    3.35%    3.79%
  90 to 179 days........    1.61%    2.01%    2.18%    2.42%    2.20%    2.53%
Net charge-offs as a
 percentage of average
 consumer loans (year-
 to-date)...............    3.60%    4.43%    5.42%    5.91%    4.78%    5.42%

 Non-Interest Expenses

  Non-interest expenses increased 19% and 18% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999.

  Compensation and benefits expense increased 10% and 20% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher employment costs associated with increased employment levels resulting from higher levels of transaction volume. Occupancy and equipment expense increased 25% and 21% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily due to increased rent expense at both domestic and international locations. Information processing and communications expense increased 8% and 3% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily due to an increase in volume-related external data processing costs at both domestic and international operations. The increase in the six month period was partially offset by the termination of an external transaction processing contract. Marketing and business development expense increased 31% and 21% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999, primarily due to higher cardmember rewards expense associated with increased sales volume, as well as increased advertising and direct mailing costs at both domestic and international operations. Professional services expense decreased 13% and increased 2% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. The decrease in the quarter was due to the inclusion of certain costs related to the Company's preparation for the Year 2000 within fiscal 1999's results. The increase in the six month period was due to higher costs associated with account collections and consumer credit counseling and the outsourcing of certain call center operations, partially offset by the exclusion of Year 2000 costs in fiscal 2000's results. Other expenses increased 33% and 48% in the quarter and six month period ended May 31, 2000 from the comparable periods of fiscal 1999. These increases were primarily due to increases in certain operating expenses due to higher levels of transaction volume and business activity, including higher fraud losses associated with an increased volume of new account mailings.

Liquidity and Capital Resources

  The Company's total assets increased to $417.6 billion at May 31, 2000 from $367.0 billion at November 30, 1999, primarily attributable to increases in securities borrowed and cash and securities deposited with clearing organizations associated with increased levels of customer activity. Aircraft under operating leases increased due to the purchase of Ansett Worldwide. These increases were partially offset by a decrease in securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset securitizations; commercial paper; deposits; asset-backed commercial paper; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. Riverwoods Funding Corporation ("RFC"), an entity included in the Company's condensed consolidated financial statements, issues asset-backed commercial paper. During the quarter ended May 31, 2000, an extendible asset-backed certificate program (the "Certificates Program") was launched.

  The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit, including savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Greenwood Trust Company, a wholly-owned indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

  As of June 30, 2000, the Company's credit ratings were as follows:

                                                           Commercial   Senior
                                                              Paper      Debt
                                                           -----------  -------
   Dominion Bond Rating Service Limited................... R-1 (middle) AA (low)
   Fitch (1)..............................................         F1+       AA
   Japan Rating & Investment Information, Inc. ...........        a-1+       AA
   Moody's Investors Service..............................         P-1      Aa3
   Standard & Poor's (2)..................................        A-1+      AA-
   Thomson Financial BankWatch............................       TBW-1      AA+

--------
(1) Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. merged on June 1, 2000. The merged company will use the former Fitch IBCA, Inc. rating scale.
(2) On May 17, 2000, Standard & Poor's upgraded the Company's commercial paper rating from A-1 to A-1+ and upgraded the Company's senior debt rating from A+ to AA-.

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

  During the six month period ended May 31, 2000, the Company issued senior notes aggregating $12,597 million, including non-U.S. dollar currency notes aggregating $1,619 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2001 to 2030 and a weighted average coupon interest rate of 6.37% at May 31, 2000; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At May 31, 2000 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $57 billion (not including approximately $10.3 billion of additional senior indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

  In January 2000, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, called for the redemption of all of the outstanding 9.00% Capital Units on February 28, 2000. The aggregate principal amount of the Capital Units redeemed was $144 million.

  During the six month period ended May 31, 2000, the Company purchased $1,856 million of its common stock. Subsequent to May 31, 2000 and through June 30, 2000, the Company purchased an additional $111 million of its common stock.

  Effective June 22, 2000, the Company's Board of Directors authorized the repurchase, subject to market conditions and certain other factors, of an additional $1.5 billion of the Company's common stock for capital management purposes.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of May 31, 2000, put options were outstanding on an aggregate of 2.0 million shares of the Company's common stock. The expiration dates of these put options range from June 2000 through October 2000. The Company may elect cash settlement of the put options instead of purchasing the stock.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $11.0 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At May 31, 2000, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants, which require among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, as defined. At May 31, 2000, no borrowings were outstanding under the MS&Co. Facility.

  Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, maintains a revolving committed financing facility to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.785 billion available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined. At May 31, 2000, no borrowings were outstanding under the MSIL Facility.

  Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility guaranteed by the Company that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 60 billion Japanese yen. At May 31, 2000, no borrowings were outstanding under the MSDWJL Facility. In June 2000, the amount available under the MSDWJL Facility increased to 70 billion Japanese yen.

  RFC currently maintains a senior bank credit facility to support the issuance of asset-backed commercial paper in the amount of $1.0 billion. Under the terms of the asset-backed commercial paper program, certain assets of RFC are subject to a lien in the amount of $1.0 billion. RFC has never borrowed from its senior bank credit facility. As a result of the Certificates Program, the RFC senior bank credit facility is in the process of being eliminated.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

  At May 31, 2000, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.2 billion, aircraft assets of $4.0 billion, and goodwill and other intangible assets of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financing, and certain senior secured loans and positions are not highly liquid. The Company also has commitments of $641 million at May 31, 2000 in connection with its private equity and other principal investment activities.

  At May 31, 2000, the aggregate value of high-yield debt securities and emerging market loans and securitized instruments held in inventory was $1,966 million (a substantial portion of which was subordinated debt). These securities, loans and instruments were not attributable to more than 5% to any one issuer, 20% to any one industry or 14% to any one geographic region. Non-investment grade securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for non-investment grade securities and emerging market loans and securitized instruments has been, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for non-investment grade securities and emerging market loans and securitized instruments that are administered in a manner consistent with the Company's overall risk management policies and procedures (see "Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1999, included in the Company's Annual Report on Form 10-K).

  In connection with certain of its business activities, the Company provides financing or financing commitments (on a secured and unsecured basis) to companies in the form of senior and subordinated debt, including bridge financing, on a selective basis. The borrowers may be rated investment grade or non-investment grade and the loans may have varying maturities. As part of these activities, the Company may syndicate and trade certain positions of these loans. At May 31, 2000, the aggregate value of such loans and positions was $5.5 billion. The Company has also provided additional commitments associated with these activities aggregating $14.8 billion at May 31, 2000. At June 30, 2000, the Company had loans and positions outstanding of $4.4 billion and aggregate commitments of $13.1 billion. The higher level of the Company's loans, positions and commitments as compared with prior periods continues to be primarily attributable to increased merger and acquisition activities, particularly in Europe. However, there can be no assurance that the level of such activities will continue in future periods.

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

  At May 31, 2000, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $26.8 billion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  As of May 31, 2000, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $39 million. Aggregate VaR declined from $47 million as of February 29, 2000, primarily as the result of a decrease in the VaR associated with various equity risk positions, including certain private equity positions.

  The Company uses VaR as one of various risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings.

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2000.

  Term Trust Class Actions. Defendants' motion to dismiss the New York action was granted on May 3, 2000. The time to appeal the dismissal of both the New Jersey and the New York actions has expired.

  Morgan Stanley Dean Witter North American Government Income Trust Litigation. The court approved the class action settlement at the fairness hearing held on April 26, 2000.

  In re Merrill Lynch, et al. Securities Litigation. The U.S. Court of Appeals for the Third Circuit agreed to hear plaintiffs' appeal of the denial of class certification by order dated May 12, 2000.

Item 2. Changes in Securities and Use of Proceeds.

  (c) To enhance its ongoing stock repurchase program, during the quarter ended May 31, 2000, the Company sold European-style put options on an aggregate of 500,000 shares of its common stock. These put options mature in July and August 2000. They entitle the holders to sell common stock to the Company at prices ranging from $69.96 to $70.18 per share. The sale of these put options, which were made as private placements to third parties, generated proceeds to the Company of approximately $2.2 million.

Item 4. Submission of Matters to a Vote of Security Holders.

  The annual meeting of stockholders of the Company was held on April 6, 2000. Further details concerning matters submitted to a vote of stockholders can be found in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2000.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     An exhibit index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K

     Form 8-K dated March 23, 2000 reporting Item 5 and Item 7.

     Form 8-K dated May 18, 2000 reporting Item 5 and Item 7.

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

                                          Morgan Stanley Dean Witter & Co.
                                                      (Registrant)

                                                      /s/ Joanne Pace
                                          By: _________________________________
                                                Joanne Pace, Controller and
                                               Principal Accounting Officer


Date: July 14, 2000

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                           Quarter Ended May 31, 2000

 Exhibit
   No.                                Description
 -------                              -----------
 11      Computation of earnings per share.

 12      Computation of ratio of earnings to fixed charges.

 15.1 Letter of awareness from Deloitte & Touche LLP, dated July 10, 2000, concerning unaudited interim financial information.

 27      Financial Data Schedule.