Form 10-Q
period 2000-08-31
MORGAN STANLEY DEAN WITTER & CO
filed 2000-10-16
CIK 895421

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

                For the quarterly period ended August 31, 2000

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 30, 2000 there were 1,120,713,349 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MORGAN STANLEY DEAN WITTER & CO.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         Quarter Ended August 31, 2000

                                                                           Page
                                                                           ----
Part I--Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Statements of Financial Condition--August 31,
     2000 (unaudited) and November 30, 1999...............................   1

    Condensed Consolidated Statements of Income (unaudited)--Three and
     Nine Months Ended August 31, 2000 and August 31, 1999................   2

    Condensed Consolidated Statements of Comprehensive Income
     (unaudited)--Three and Nine Months Ended August 31, 2000 and August
     31, 1999.............................................................   3

    Condensed Consolidated Statements of Cash Flows (unaudited)--Nine
     Months Ended August 31, 2000 and August 31, 1999.....................   4

    Notes to Condensed Consolidated Financial Statements (unaudited)......   5

    Independent Accountants' Report.......................................  15

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  38

Part II--Other Information

  Item 1. Legal Proceedings...............................................  39

  Item 2. Changes in Securities and Use of Proceeds.......................  39

  Item 5. Other Information...............................................  39

  Item 6. Exhibits and Reports on Form 8-K................................  39

                        MORGAN STANLEY DEAN WITTER & CO.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (dollars in millions, except share and per share data)

                                                        August 31,  November 30,
                                                           2000         1999
                                                        ----------- ------------
                        ASSETS                          (unaudited)
Cash and cash equivalents.............................   $ 17,255     $ 12,325
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $21,897 at August 31, 2000 and $6,925 at November 30,
 1999)                                                     25,756        9,713
Financial instruments owned:
 U.S. government and agency securities................     24,474       25,646
 Other sovereign government obligations...............     21,874       17,522
 Corporate and other debt.............................     27,314       30,443
 Corporate equities...................................     20,947       14,843
 Derivative contracts.................................     27,633       22,769
 Physical commodities.................................        529          819
Securities purchased under agreements to resell.......     55,063       70,366
Receivable for securities provided as collateral......      2,971        9,007
Securities borrowed...................................    107,354       85,064
Receivables:
 Consumer loans (net of allowances of $776 at August
  31, 2000 and $769 at November 30, 1999).............     19,041       20,229
 Customers, net.......................................     27,866       29,299
 Brokers, dealers and clearing organizations..........      5,879        2,252
 Fees, interest and other.............................      5,739        5,371
Office facilities, at cost (less accumulated
 depreciation and amortization of $1,865 at August 31,
 2000 and $1,667 at November 30, 1999)................      2,296        2,204
Aircraft under operating leases (less accumulated
 depreciation of $209 at August 31, 2000 and $101 at
 November 30, 1999)...................................      3,949        1,884
Other assets..........................................      8,183        7,211
                                                         --------     --------
Total assets..........................................   $404,123     $366,967
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings......   $ 22,783     $ 38,242
Deposits..............................................     11,454       10,397
Financial instruments sold, not yet purchased:
 U.S. government and agency securities................     11,597       12,285
 Other sovereign government obligations...............      7,890        7,812
 Corporate and other debt.............................      5,711        2,322
 Corporate equities...................................     14,836       15,402
 Derivative contracts.................................     28,310       23,228
 Physical commodities.................................      1,390          919
Securities sold under agreements to repurchase........     97,368      104,450
Obligation to return securities received as
 collateral...........................................     12,015       14,729
Securities loaned.....................................     35,237       30,080
Payables:
 Customers............................................     73,601       45,775
 Brokers, dealers and clearing organizations..........      3,129        1,335
 Interest and dividends...............................      2,073        2,951
Other liabilities and accrued expenses................     14,403       10,439
Long-term borrowings..................................     42,833       28,604
                                                         --------     --------
 Total liabilities....................................    384,630      348,970
                                                         --------     --------
Capital Units.........................................        439          583
                                                         --------     --------
Preferred Securities Issued by Subsidiaries...........        400          400
                                                         --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred stock......................................        545          670
 Common stock(1) ($0.01 par value, 3,500,000,000
  shares authorized, 1,211,685,904 and 1,211,685,904
  shares issued, 1,121,597,725 and 1,104,630,098
  shares outstanding at August 31, 2000 and November
  30, 1999)...........................................         12           12
 Paid-in capital(1)...................................      3,296        3,836
 Retained earnings....................................     19,826       16,285
 Employee stock trust.................................      2,384        2,426
 Cumulative translation adjustments...................       (107)         (27)
                                                         --------     --------
   Subtotal...........................................     25,956       23,202
 Note receivable related to ESOP......................        (55)         (55)
 Common stock held in treasury, at cost(1) ($0.01 par
  value, 90,088,179 and 107,055,806 shares at August
  31, 2000 and November 30, 1999).....................     (4,863)      (4,355)
 Common stock issued to employee trust................     (2,384)      (1,778)
                                                         --------     --------
   Total shareholders' equity.........................     18,654       17,014
                                                         --------     --------
Total liabilities and shareholders' equity............   $404,123     $366,967
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

                        MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (dollars in millions, except share and per share data)

                                 Three Months                 Nine Months
                               Ended August 31,            Ended August 31,
                          --------------------------- ---------------------------
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
                                  (unaudited)                 (unaudited)
Revenues:
Investment banking......  $       1,172 $       1,207 $       3,877 $       3,185
Principal transactions:
  Trading...............          1,630         1,143         6,408         4,692
  Investments...........             68            78           263           493
Commissions.............            831           681         2,787         2,033
Fees:
  Asset management,
   distribution and
   administration.......          1,092           857         3,133         2,450
  Merchant and
   cardmember...........            447           392         1,337         1,090
  Servicing.............            424           313         1,060           876
Interest and dividends..          5,897         3,899        15,769        11,070
Other...................            150            56           335           174
                          ------------- ------------- ------------- -------------
  Total revenues........         11,711         8,626        34,969        26,063
Interest expense........          5,242         3,184        13,594         9,341
Provision for consumer
 loan losses............            175           113           602           409
                          ------------- ------------- ------------- -------------
  Net revenues..........          6,294         5,329        20,773        16,313
                          ------------- ------------- ------------- -------------
Non-interest expenses:
  Compensation and
   benefits.............          2,656         2,302         9,161         7,078
  Occupancy and
   equipment............            202           166           551           465
  Brokerage, clearing
   and exchange fees....            132           128           383           369
  Information processing
   and communications...            392           325         1,119           949
  Marketing and business
   development..........            507           408         1,480         1,184
  Professional
   services.............            275           214           675           567
  Other.................            255           223           802           608
                          ------------- ------------- ------------- -------------
    Total non-interest
     expenses...........          4,419         3,766        14,171        11,220
                          ------------- ------------- ------------- -------------
Gain on sale of
 business...............             35           --             35           --
                          ------------- ------------- ------------- -------------
Income before income
 taxes..................          1,910         1,563         6,637         5,093
Provision for income
 taxes..................            664           593         2,389         1,935
                          ------------- ------------- ------------- -------------
Net income..............  $       1,246 $         970 $       4,248 $       3,158
                          ============= ============= ============= =============
Preferred stock dividend
 requirements...........  $           9 $          11 $          27 $          33
                          ============= ============= ============= =============
Earnings applicable to
 common shares(1).......  $       1,237 $         959 $       4,221 $       3,125
                          ============= ============= ============= =============
Earnings per share(2):
  Basic.................  $        1.14 $        0.87 $        3.87 $        2.82
                          ============= ============= ============= =============
  Diluted...............  $        1.09 $        0.83 $        3.70 $        2.68
                          ============= ============= ============= =============
Average common shares
 outstanding(2):
  Basic.................  1,088,218,669 1,100,113,462 1,090,967,941 1,106,725,932
                          ============= ============= ============= =============
  Diluted...............  1,137,304,026 1,161,401,646 1,141,272,402 1,169,434,812
                          ============= ============= ============= =============

-------
(1) Amounts shown are used to calculate basic earnings per common share.
(2) Fiscal 1999 amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                            Three Months        Nine Months
                                          Ended August 31,   Ended August 31,
                                          -------------------------------------
                                            2000      1999     2000      1999
                                          ---------  ----------------  --------
                                             (unaudited)        (unaudited)
Net income............................... $   1,246  $   970 $  4,248  $  3,158
Other comprehensive income, net of tax:
 Foreign currency translation
  adjustment.............................       (17)       8      (80)      (16)
                                          ---------  ------- --------  --------
Comprehensive income..................... $   1,229  $   978 $  4,168  $  3,142
                                          =========  ======= ========  ========



           See Notes to Condensed Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                               Nine Months
                                                             Ended August 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (unaudited)
Cash flows from operating activities
Net income.................................................. $  4,248  $ 3,158
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
    Non-cash charges included in net income.................    1,186      860
  Changes in assets and liabilities:
    Cash and securities deposited with clearing
     organizations or segregated under federal and other
     regulations............................................  (16,043)     134
    Financial instruments owned, net of financial
     instruments sold, not yet purchased....................      107   (4,972)
    Securities borrowed, net of securities loaned...........  (17,133)  (4,662)
    Receivables and other assets............................   (1,785)  (7,315)
    Payables and other liabilities..........................   32,215    6,076
                                                             --------  -------
Net cash provided by (used for) operating activities........    2,795   (6,721)
                                                             --------  -------
Cash flows from investing activities
  Net (payments for) proceeds from:
    Office facilities.......................................     (352)    (560)
    Purchase of Morgan Stanley Dean Witter, S.V., S.A., net
     of cash acquired.......................................      --      (223)
    Purchase of Ansett Worldwide, net of cash acquired......     (199)     --
    Net principal disbursed on consumer loans...............   (8,106)  (4,154)
    Sales of consumer loans.................................    8,707    2,997
                                                             --------  -------
Net cash provided by (used for) investing activities........       50   (1,940)
                                                             --------  -------
Cash flows from financing activities
  Net payments for short-term borrowings....................  (15,534)  (5,983)
  Securities sold under agreements to repurchase, net of
   securities purchased under agreements to resell..........    8,221   10,723
  Net proceeds from:
    Deposits................................................    1,057    1,089
    Issuance of common stock................................      427      245
    Issuance of put options.................................       27        7
    Issuance of long-term borrowings........................   21,192    7,227
  Payments for:
    Repurchases of common stock.............................   (2,443)  (1,732)
    Repayments of long-term borrowings......................  (10,024)  (5,562)
    Redemption of Capital Units.............................     (144)    (416)
    Cash dividends..........................................     (694)    (433)
                                                             --------  -------
Net cash provided by financing activities...................    2,085    5,165
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........    4,930   (3,496)
Cash and cash equivalents, at beginning of period...........   12,325   16,878
                                                             --------  -------
Cash and cash equivalents, at end of period................. $ 17,255  $13,382
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

                       MORGAN STANLEY DEAN WITTER & CO.

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

  As of August 31, 2000, approximately $1.9 billion of the Company's aircraft assets were owned by Morgan Stanley Aircraft Finance, a bankruptcy-remote special purpose business trust. Such aircraft assets are not available to satisfy claims of potential creditors of the Company.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for

                       MORGAN STANLEY DEAN WITTER & CO.

Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". The Company is in the process of evaluating the impact of adopting SFAS No. 133, as amended by SFAS No. 138. However, it is not expected to be material to the Company's consolidated financial statements since the majority of the Company's derivative financial instruments are currently carried at fair value. SFAS No. 133 will affect the accounting for, among other things, the Company's hedging strategies, including those associated with certain financing activities.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001. This Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of evaluating the impact of adopting SFAS No. 140.

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

2. Consumer Loans

  Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                           Three Months         Nine Months
                                         Ended August 31,    Ended August 31,
                                         ----------------    ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
Balance, beginning of period............ $    773  $    768  $    769  $    787
Provision for loan losses...............      175       113       602       409
Less deductions:
  Charge-offs...........................      192       201       677       683
  Recoveries............................      (20)      (27)      (82)      (89)
                                         --------  --------  --------  --------
  Net charge-offs.......................      172       174       595       594
                                         --------  --------  --------  --------
Other(1)................................      --         59       --        164
                                         --------  --------  --------  --------
Balance, end of period.................. $    776  $    766  $    776  $    766
                                         ========  ========  ========  ========

--------
(1) Primarily reflects transfers related to asset securitizations.

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $29 million and $92 million in the quarter and nine month period ended August 31, 2000 and $26 million and $89 million in the quarter and nine month period ended August 31, 1999.

  The Company received net proceeds from asset securitizations of $4,394 million and $8,707 million in the quarter and nine month period ended August 31, 2000 and $526 million and $2,997 million in the quarter and nine month period ended August 31, 1999. The uncollected balances of consumer loans sold through asset securitizations were $25,024 million at August 31, 2000 and $16,977 million at November 30, 1999.

                       MORGAN STANLEY DEAN WITTER & CO.

3. Long-Term Borrowings

  Long-term borrowings at August 31, 2000 scheduled to mature within one year aggregated $12,015 million.

  During the nine month period ended August 31, 2000 the Company issued senior notes aggregating $21,150 million, including non-U.S. dollar currency notes aggregating $2,517 million, primarily pursuant to its public debt shelf registration statements. The weighted average coupon interest rate of these notes was 6.65% at August 31, 2000. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2001, $3,339 million; 2002, $2,677 million; 2003, $5,840 million; 2004, $25 million; 2005, $6,486 million and thereafter, $2,783 million. In the nine month period ended August 31, 2000, $10,024 million of senior notes were repaid.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

  Preferred stock is composed of the following issues:

                                 Shares Outstanding at        Balance at
                                ----------------------- -----------------------
                                August 31, November 30, August 31, November 30,
                                   2000        1999        2000        1999
                                ---------- ------------ ---------- ------------
                                                         (dollars in millions)
ESOP Convertible Preferred
 Stock, liquidation
 preference $35.88.............       --    3,493,477      $--         $125
Series A Fixed/Adjustable Rate
 Cumulative Preferred Stock,
 stated value $200............. 1,725,000   1,725,000       345         345
7 -3/4% Cumulative Preferred
 Stock, stated value $200...... 1,000,000   1,000,000       200         200
                                                           ----        ----
  Total........................                            $545        $670
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

  The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MS plc"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MS plc guaranteed by the Company and having maturities from 2015 to 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of each Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock.

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

                       MORGAN STANLEY DEAN WITTER & CO.

5. Common Stock and Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these net capital requirements. MS&Co.'s net capital totaled $4,423 million at August 31, 2000, which exceeded the amount required by $3,685 million. DWR's net capital totaled $1,359 million at August 31, 2000, which exceeded the amount required by $1,157 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

  Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and
(c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At August 31, 2000, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 2000, put options were outstanding on an aggregate of 2.0 million shares of the Company's common stock. These put options have various expiration dates that range from September 2000 through November 2000. The Company may elect cash settlement of the put options instead of purchasing the stock.

                       MORGAN STANLEY DEAN WITTER & CO.

6. Earnings per Share

  Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                 Nine Months
                                              Three Months      Ended August
                                            Ended August 31,         31,
                                            ------------------  --------------
                                              2000      1999     2000    1999
                                            --------  --------  ------  ------
Basic EPS:
  Net income............................... $  1,246  $    970  $4,248  $3,158
  Preferred stock dividend requirements....       (9)      (11)    (27)    (33)
                                            --------  --------  ------  ------
  Net income available to common
   shareholders............................ $  1,237  $    959  $4,221  $3,125
                                            ========  ========  ======  ======
  Weighted-average common shares
   outstanding.............................    1,088     1,100   1,091   1,107
                                            ========  ========  ======  ======
  Basic EPS................................ $   1.14  $   0.87  $ 3.87  $ 2.82
                                            ========  ========  ======  ======
Diluted EPS:
  Net income............................... $  1,246  $    970  $4,248  $3,158
  Preferred stock dividend requirements....       (9)       (9)    (27)    (27)
                                            --------  --------  ------  ------
  Net income available to common
   shareholders............................ $  1,237  $    961  $4,221  $3,131
                                            ========  ========  ======  ======
  Weighted-average common shares
   outstanding.............................    1,088     1,100   1,091   1,107
  Effect of dilutive securities:
    Stock options..........................       49        38      48      39
    ESOP convertible preferred stock.......      --         23       2      23
                                            --------  --------  ------  ------
  Weighted-average common shares
   outstanding and common stock
   equivalents.............................    1,137     1,161   1,141   1,169
                                            ========  ========  ======  ======
  Diluted EPS.............................. $   1.09  $   0.83  $ 3.70  $ 2.68
                                            ========  ========  ======  ======


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

  The Company had approximately $5.7 billion and $6.3 billion of letters of credit outstanding at August 31, 2000 and at November 30, 1999, respectively, to satisfy various collateral requirements.

8. Derivative Contracts

  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these

                       MORGAN STANLEY DEAN WITTER & CO.

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

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at August 31, 2000 and November 30, 1999 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The credit ratings are determined by external rating agencies or by comparable ratings used by the Company's Credit Department:

                                                          Collateralized     Other
                                                          Non-Investment Non-Investment
                           AAA      AA      A      BBB        Grade          Grade       Total
                          ------  ------  ------  ------  -------------- -------------- -------
                                                (dollars in millions)
At August 31, 2000
Interest rate and
 currency swaps and
 options (including
 caps, floors and swap
 options) and other
 fixed income securities
 contracts..............  $2,357  $3,985  $2,836  $  731      $  229         $  214     $10,352
Foreign exchange forward
 contracts and options..     264   1,051   1,084     125         --             245       2,769
Equity securities
 contracts (including
 equity swaps, warrants
 and options)...........   1,880   2,745   1,297      78       2,158            504       8,662
Commodity forwards,
 options and swaps......     284   1,366   1,008   1,895         191          1,031       5,775
Mortgage-backed
 securities forward
 contracts, swaps and
 options................      26      23      21       3           1              1          75
                          ------  ------  ------  ------      ------         ------     -------
 Total..................  $4,811  $9,170  $6,246  $2,832      $2,579         $1,995     $27,633
                          ======  ======  ======  ======      ======         ======     =======
Percent of total .......      18%     33%     23%     10%          9%             7%        100%
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

  See also "Risk Management" included in the Company's Annual Report on Form 10-K for discussions of the Company's risk management policies and control structure for its Securities businesses.

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

Three Months Ended August
31, 2000                    Securities Asset Management Credit Services Total
-------------------------   ---------- ---------------- --------------- ------
(dollars in millions)
All other net revenues.....   $4,320         $623           $  696      $5,639
Net interest...............      282           16              357         655
                              ------         ----           ------      ------
Net revenues...............   $4,602         $639           $1,053      $6,294
                              ======         ====           ======      ======
Income before taxes........   $1,234         $329           $  347      $1,910
Provision for income
 taxes.....................      409          130              125         664
                              ------         ----           ------      ------
Net income.................   $  825         $199           $  222      $1,246
                              ======         ====           ======      ======
Three Months Ended August
31, 1999                    Securities Asset Management Credit Services Total
-------------------------   ---------- ---------------- --------------- ------
(dollars in millions)
All other net revenues.....   $3,485         $537           $  592      $4,614
Net interest...............      364            8              343         715
                              ------         ----           ------      ------
Net revenues...............   $3,849         $545           $  935      $5,329
                              ======         ====           ======      ======
Income before taxes........   $1,021         $209           $  333      $1,563
Provision for income
 taxes.....................      376           86              131         593
                              ------         ----           ------      ------
Net income.................   $  645         $123           $  202      $  970
                              ======         ====           ======      ======

Nine Months Ended August
31, 2000                   Securities Asset Management Credit Services  Total
------------------------   ---------- ---------------- --------------- -------
(dollars in millions)
All other net revenues....  $14,980        $1,823          $1,795      $18,598
Net interest..............      994            45           1,136        2,175
                            -------        ------          ------      -------
Net revenues..............  $15,974        $1,868          $2,931      $20,773
                            =======        ======          ======      =======
Income before taxes.......  $ 4,853        $  860          $  924      $ 6,637
Provision for income
 taxes....................    1,694           347             348        2,389
                            -------        ------          ------      -------
Net income................  $ 3,159        $  513          $  576      $ 4,248
                            =======        ======          ======      =======

                       MORGAN STANLEY DEAN WITTER & CO.

Nine Months Ended August
31, 1999                  Securities Asset Management Credit Services  Total
------------------------  ---------- ---------------- --------------- --------
(dollars in millions)
All other net revenues...  $ 11,497       $1,530          $ 1,557     $ 14,584
Net interest.............       690           37            1,002        1,729
                           --------       ------          -------     --------
Net revenues.............  $ 12,187       $1,567          $ 2,559     $ 16,313
                           ========       ======          =======     ========
Income before taxes......  $  3,660       $  574          $   859     $  5,093
Provision for income
 taxes...................     1,374          239              322        1,935
                           --------       ------          -------     --------
Net income...............  $  2,286       $  335          $   537     $  3,158
                           ========       ======          =======     ========
Total Assets(1)           Securities Asset Management Credit Services  Total
---------------           ---------- ---------------- --------------- --------
(dollars in millions)
August 31, 2000..........  $374,307       $5,264          $24,552     $404,123
                           ========       ======          =======     ========
November 30, 1999........  $336,890       $4,927          $25,150     $366,967
                           ========       ======          =======     ========

--------
(1) Corporate assets have been fully allocated to the Company's business segments.

10. Business Acquisition and Disposition

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

  In the fourth quarter of fiscal 1998, the Company completed the sale of its Global Custody business to The Chase Manhattan Corporation ("Chase"). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments during the quarter ended August 31, 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of August 31, 2000, and the related condensed consolidated statements of income and of comprehensive income for the three and nine month periods ended August 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended August 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
October 9, 2000

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

  In addition to competition from firms traditionally engaged in the financial services business, competition has increased in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In November 1999, the Gramm-Leach-Bliley Act was passed in the U.S., effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms.

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

  The Company believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to the Company and could lead to significant changes and innovations in financial markets and the financial services industry as a whole. The Company's initiatives in this area have included Web-enabling existing businesses, enhancing client communication and services and access to information and making investments, or otherwise participating, in alternative trading systems, electronic communication networks and related businesses or technologies. The Company expects to continue to augment these initiatives in the future.

 Global Market and Economic Conditions in the Quarter Ended August 31, 2000

  Global market and economic conditions in the quarter ended August 31, 2000 were characterized by continued uncertainty regarding inflation and interest rates, particularly in the U.S. and Europe. In addition, lower levels of volatility and trading volumes as compared to the second quarter of fiscal 2000 affected the equity markets.

  In the U.S., despite rising energy costs, the economy continued to exhibit strong productivity gains with low levels of inflation. In addition, favorable economic trends, such as historically low levels of unemployment, high levels of consumer spending, and a high demand for imports, continued to persist. However, several leading economic indicators signaled a potential slowing of the economy, which contributed to the Federal Reserve Board's (the "Fed") decision to leave interest rates unchanged during the quarter ended August 31, 2000. During the first half of fiscal 2000, inflationary concerns had prompted the Fed to increase the overnight lending rate on two occasions by an aggregate of 0.75%. The Fed has raised the overnight lending rate six times since June 1999 aggregating 1.75%.

  In Europe, the euro fell to a record low against the U.S. dollar during the quarter, as the growth rate of the U.S. economy continued to outpace the growth rate in the European Union ("EU"). The region's economic performance, coupled with the sharp rise in global energy and commodity prices and the continued weakness of the euro, gave rise to fears of increasing inflationary pressures within the EU and the UK. In an effort to mitigate such conditions, during the third quarter of fiscal 2000 the European Central Bank raised interest rates by 0.50% in June 2000 and by an additional 0.25% in August 2000. The Bank of England decided to leave interest rates unchanged.

  Economic activity in the Far East region continued to recover from a period of prolonged weakness. In Japan, there have been indications that the steps taken by the nation's government to stimulate economic activity, such as bank bailouts, emergency loans, stimulus packages and tax cuts for both individuals and corporations, were beginning to have a favorable impact. As a result, during the month of August 2000, the Bank of Japan raised interest rates by 0.25% amid indications of growing business confidence and industrial production. However, Japan's budget deficit continues to grow and there have been concerns that rising energy prices and the relative strength of the yen could adversely effect economic growth in the future.

 Results of the Company for the Quarter and Nine Month Period ended August 31, 2000

  The Company's net income in the quarter and nine month period ended August 31, 2000 was $1,246 million and $4,248 million, an increase of 28% and 35% from the comparable periods of fiscal 1999. Diluted earnings per common share were $1.09 and $3.70 in the quarter and nine month period ended August 31, 2000, as compared to $0.83 and $2.68 in the comparable periods of fiscal 1999. The Company's annualized return on common equity for the quarter and nine month period ended August 31, 2000 were 27.6% and 32.2%, as compared to 25.9% and 28.9% in the comparable periods of fiscal 1999.

  The increase in net income in the quarter ended August 31, 2000 was primarily attributable to the Company's Securities business, reflecting higher principal trading revenues, commission revenues and asset management, distribution and administration fees, partially offset by a decline in investment banking and principal investment revenues. The increase in net income for the nine month period ended August 31, 2000 was also primarily attributable to the Company's Securities business, reflecting higher investment banking, principal trading and commission revenues, partially offset by lower principal investment revenues. Improved results from the Company's Asset Management business also contributed to the increases in both periods. The Company's net income for the quarter and nine month period ended August 31, 2000 also included higher levels of incentive-based compensation and other non-interest expenses.

 Business Acquisition and Disposition

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

  In the fourth quarter of fiscal 1998, the Company completed the sale of its Global Custody business to The Chase Manhattan Corporation ("Chase"). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments during the quarter ended August 31, 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business.

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

                                  Securities

Statements of Income (dollars in millions)

                                                  Three Months    Nine Months
                                                  Ended August   Ended August
                                                       31,            31,
                                                  ------------- ---------------
                                                   2000   1999   2000    1999
                                                  ------ ------ ------- -------
                                                   (unaudited)    (unaudited)
Revenues:
  Investment banking............................. $1,145 $1,187 $ 3,773 $ 3,115
  Principal transactions:
    Trading......................................  1,630  1,143   6,408   4,692
    Investments..................................     55     79     236     485
  Commissions....................................    828    679   2,775   2,031
  Asset management, distribution and
   administration fees...........................    512    341   1,453   1,000
  Interest and dividends.........................  5,206  3,341  13,563   9,400
  Other..........................................    150     56     335     174
                                                  ------ ------ ------- -------
    Total revenues...............................  9,526  6,826  28,543  20,897
  Interest expense...............................  4,924  2,977  12,569   8,710
                                                  ------ ------ ------- -------
    Net revenues.................................  4,602  3,849  15,974  12,187
                                                  ------ ------ ------- -------
Non-interest expenses:
  Compensation and benefits......................  2,305  2,005   8,136   6,225
  Occupancy and equipment........................    163    126     440     354
  Brokerage, clearing and exchange fees..........    109     98     321     279
  Information processing and communications......    245    180     703     536
  Marketing and business development.............    176    124     517     374
  Professional services..........................    223    155     525     396
  Other..........................................    147    140     479     363
                                                  ------ ------ ------- -------
    Total non-interest expenses..................  3,368  2,828  11,121   8,527
                                                  ------ ------ ------- -------
Income before income taxes.......................  1,234  1,021   4,853   3,660
Provision for income taxes.......................    409    376   1,694   1,374
                                                  ------ ------ ------- -------
  Net income..................................... $  825 $  645 $ 3,159 $ 2,286
                                                  ====== ====== ======= =======

  Securities achieved net revenues of $4,602 million and $15,974 million in the quarter and nine month period ended August 31, 2000, an increase of 20% and 31% from the comparable periods of fiscal 1999. Securities net income for the quarter and nine month period ended August 31, 2000 was $825 million and $3,159 million, an increase of 28% and 38% from the comparable periods of fiscal 1999. The increases in net revenues and net income in both periods were primarily attributable to higher revenues from sales and trading and asset management activities, partially offset by lower principal investment revenues and higher levels of incentive-based compensation and other non-interest expenses. Higher investment banking revenues also contributed to the increases in net revenues and net income for the nine month period ended August 31, 2000.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 2000 decreased 4% from the comparable period of fiscal 1999, reflecting lower revenues from fixed income underwriting transactions, partially offset by higher revenues from equity underwriting transactions.

  Fixed income underwriting revenues in the quarter ended August 31, 2000 were lower than those recorded during the quarter ended August 31, 1999. The volume of fixed income underwriting transactions was adversely affected by a higher interest rate environment in both the U.S. and Europe as compared to the prior year, resulting in higher borrowing costs. The market for global high-yield issues was particularly slow during the quarter. However, fixed income underwriting revenues continued to benefit from the need for strategic financing in light of the robust global market for merger and acquisition transactions, and from the ongoing development of the euro-denominated credit market.

  Equity underwriting revenues increased in the quarter ended August 31, 2000 as compared to the prior year period, benefiting from a high volume of equity offerings, particularly during the first half of the quarter. New issue volume in the media and telecommunications sectors were particularly strong. The Company's strong global market share also continued to have a favorable impact on equity underwriting revenues.

  Revenues from merger, acquisition and restructuring activities in the quarter ended August 31, 2000 were comparable to the prior year period, as the global market for such transactions continued to be robust, particularly in the U.S. and Europe. The high level of transaction activity reflected the continuing trends of convergence, consolidation and globalization, as companies continued to expand into new markets and businesses in order to increase earnings growth. Transaction activity was strong across many industries, particularly in the media, technology, financial services, public utility and consumer sectors. The Company's strong global market share in many industry sectors also contributed to the high level of revenues from merger and acquisition transactions.

  Investment banking revenues in the nine month period ended August 31, 2000, increased 21% from the comparable period of fiscal 1999. The increase was primarily attributable to record levels of revenues from merger, acquisition and restructuring activities and equity underwritings, reflecting continued strong levels of transaction volumes. These increases were partially offset by a decline in revenues from fixed income underwriting transactions.

 Principal Transactions

  Principal transaction trading revenues, which include revenues from customer purchases and sales of securities, including derivatives, in which the Company acts as principal and gains and losses on securities held for resale, increased 43% in the quarter ended August 31, 2000 from the comparable period of fiscal 1999. The increase reflected higher levels of equity and fixed income trading revenues, partially offset by declines in commodities and foreign exchange trading revenues.

  Equity trading revenues increased during the quarter ended August 31, 2000 from the comparable period of fiscal 1999, reflecting higher trading revenues from cash and derivative equity products. Higher revenues from trading in equity cash products were primarily driven by significantly increased levels of customer trading volumes in both listed and over-the-counter securities, particularly in the U.S. and in Europe. Revenues from equity derivative products benefited from increased customer flows and strong trading volumes. Higher revenues from certain proprietary trading activities also contributed to the increase in equity trading revenues.

  Fixed income trading revenues increased in the quarter ended August 31, 2000 from the comparable period of fiscal 1999, primarily due to higher revenues from trading derivative and government fixed income securities, partially offset by a decline in revenues from global high-yield fixed income securities. Trading revenues from derivative products benefited from strong customer flows and increased liquidity in the swap markets. Trading revenues from government and agency products were strong, particularly in Europe and Japan, due to increased interest rate volatility in these regions. Trading revenues from global high-yield fixed income securities decreased due to lighter trading activity and decreased levels of market liquidity, as investors remained concerned about rising interest rates and credit quality throughout the quarter.

  Commodity trading revenues decreased in the quarter ended August 31, 2000 from the comparable period of fiscal 1999, primarily driven by lower revenues from trading energy related products, including natural gas. The quarter's trading revenues from these products were affected by mixed economic factors and market sentiment caused by volatile prices in the energy sector. The volatility in prices was primarily a result of historically low inventory levels, strong demand, and concerns regarding the adequacy of production levels.

  Foreign exchange trading revenues decreased in the quarter ended August 31, 2000 as compared to the prior year period. Trading volumes were negatively affected by the exit of certain hedge funds from the foreign exchange market and by reduced liquidity in the Japanese yen and euro markets. During the quarter, volatility levels between the U.S. dollar and Japanese yen decreased to a ten-year low, creating reduced market liquidity. The euro continued to depreciate relative to the U.S. dollar and also reached an all-time low during the quarter, reflecting the strong economic performance of the U.S. economy.

  Principal transaction investment gains aggregating $55 million were recorded in the quarter ended August 31, 2000, as compared to gains of $79 million in the quarter ended August 31, 1999. Both period's results reflect net gains from certain of the Company's principal investments.

  Principal transaction trading revenues increased 37% in the nine month period ended August 31, 2000 from the comparable period of fiscal 1999, primarily reflecting higher equity and commodity trading revenues, partially offset by a decline in fixed income and foreign exchange trading revenues. The increase in equity trading revenues reflected higher revenues from both cash and derivative equity products, due to higher levels of customer trading volumes and market volatility. Commodity trading revenues benefited from the sharp rise in global energy prices in fiscal 2000. Fixed income trading revenues decreased, reflecting a rising global interest rate environment and lower revenues from global high yield fixed income securities. Foreign exchange trading revenues decreased moderately due to industry-wide decreases in market activity.

  Principal transaction investment gains aggregating $236 million were recognized in the nine month period ended August 31, 2000 as compared to $485 million in the nine month period ended August 31, 1999. Fiscal 2000's results primarily reflect net gains from certain of the Company's private equity and venture capital investments, including Commerce One, Inc. Fiscal 1999's results primarily reflect gains relating to the Company's investments in Equant N.V. and Knight/Trimark Group, Inc.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, sales of mutual funds, futures, insurance products and options. Commission revenues increased 22% in the quarter ended August 31, 2000 from the comparable period of fiscal 1999. In the U.S., commission revenues benefited from significantly increased levels of customer securities transactions, including listed agency and over-the-counter equity products, as volumes on the New York Stock Exchange and the NASDAQ increased significantly from the comparable prior year period. Revenues from markets in Europe also benefited from higher trading volumes, including strong activity levels in the technology sector. Commission revenues from securities markets in Japan and the Far East region also increased, particularly in Hong Kong, Korea and Taiwan. Commission revenues also benefited from higher sales of mutual funds and the continued growth in the number of the Company's financial advisors.

  Commission revenues increased 37% in the nine month period ended August 31, 2000 from the comparable period of fiscal 1999. The increase primarily reflected higher levels of customer trading activity in the global equity markets, as trading volumes on the New York Stock Exchange and the NASDAQ increased to record levels, and trading volumes increased on major European exchanges.

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

 Net Interest

  Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Net interest revenues decreased 23% in the quarter and increased 44% in the nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, partially reflecting the level and mix of interest bearing assets and liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods, as well as certain trading strategies utilized in the Company's institutional securities business. The increase in the nine month period ended August 31, 2000 includes higher net interest revenues from brokerage services provided to institutional and individual customers, including an increase in the level of customer margin loans.

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

  Asset management, distribution and administration revenues increased 50% and 45% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. The increase reflects higher revenues from individual investors electing fee-based pricing, 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors and higher revenues from investment management services associated with the ICS business.

 Non-Interest Expenses

  Total non-interest expenses increased 19% and 30% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. Within the non-interest expense category, compensation and benefits expense increased 15% and 31% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, principally reflecting higher incentive-based compensation due to higher levels of revenues and earnings, as well as costs related to the Company's strategic initiative to continue to increase the number of its financial advisors. Excluding compensation and benefits expense, non-interest expense increased 29% and 30% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. Occupancy and equipment expense increased 29% and 24% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily due to additional rent associated with new U.S. branch locations, as well as increased office space in New York and certain other locations. Brokerage, clearing and exchange fees increased 11% and 15% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher brokerage expenses due to increased global trading volume, particularly in North America and Europe. Brokerage costs associated with the business activities of Morgan Stanley Dean Witter, S.V., S.A. (formerly AB Asesores), which the Company acquired in March 1999, also contributed to the increase for the nine month period ended August 31, 2000. Information processing and communications expense increased 36% and 31% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, market data services, and telecommunications. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 42% and 38% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting increased travel and entertainment costs associated with the high levels of business activity in the global financial markets. Higher advertising costs, including new advertising campaigns for both the institutional and individual securities businesses, also contributed to the increase. Professional services expense increased 44% and 33% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher consulting costs associated with certain strategic initiatives in the Company's securities business, including e-commerce. The increase also reflected higher costs for employment fees and temporary staffing due to the increased level of overall business activity. Other expense increased 5% and 32% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, reflecting the impact of a higher level of business activity on various operating expenses. The amortization of goodwill associated with the Company's acquisition of Morgan Stanley Dean Witter, S.V., S.A. and certain costs associated with the Company's aircraft leasing business also contributed to the increase.

                               Asset Management

Statements of Income (dollars in millions)

                                             Three Months        Nine Months
                                           Ended August 31,   Ended August 31,
                                           -----------------  -----------------
                                             2000     1999      2000     1999
                                           -------- --------  -------- --------
                                              (unaudited)        (unaudited)
Revenues:
  Investment banking...................... $     27 $     20  $    104 $     70
  Principal transactions:
    Investments...........................       13       (1)       27        8
  Commissions.............................        3        2        12        2
  Asset management, distribution and
   administration fees....................      580      516     1,680    1,450
  Interest and dividends..................       18       12        50       46
                                           -------- --------  -------- --------
    Total revenues........................      641      549     1,873    1,576
  Interest expense........................        2        4         5        9
                                           -------- --------  -------- --------
    Net revenues..........................      639      545     1,868    1,567
                                           -------- --------  -------- --------
Non-interest expenses:
  Compensation and benefits...............      187      165       571      479
  Occupancy and equipment.................       23       24        66       71
  Brokerage, clearing and exchange fees...       23       30        62       90
  Information processing and
   communications.........................       19       22        56       64
  Marketing and business development......       38       31       112       97
  Professional services...................       22       29        67       89
  Other...................................       33       35       109      103
                                           -------- --------  -------- --------
    Total non-interest expenses...........      345      336     1,043      993
                                           -------- --------  -------- --------
Gain on sale of business..................       35      --         35      --
                                           -------- --------  -------- --------
Income before income taxes................      329      209       860      574
Provision for income taxes................      130       86       347      239
                                           -------- --------  -------- --------
    Net income............................ $    199 $    123  $    513 $    335
                                           ======== ========  ======== ========

  Asset Management achieved record net revenues of $639 million and $1,868 million in the quarter and nine month period ended August 31, 2000, an increase of 17% and 19% from the comparable periods of fiscal 1999. Asset Management's net income for the quarter and nine month period ended August 31, 2000 was $199 million and $513 million, an increase of 62% and 53% from the comparable periods of fiscal 1999. Net income for the fiscal 2000 periods included a net gain of $21 million from the sale of the Company's Global Custody business (see "Results of Operations--Business Acquisition and Disposition"). The increases primarily reflect higher asset management, distribution and administration fees resulting from the continued accumulation and management of customer assets and a more favorable asset mix, partially offset by higher incentive-based compensation expenses.

 Investment Banking

  Asset Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 35% and 49% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting a higher volume of Unit Investment Trust underwriting transactions. Unit Investment Trust sales volumes rose to $2.9 billion and $13.5 billion in the quarter and nine month period ended August 31, 2000, an increase of 14% and 50% from the comparable periods of fiscal 1999.

 Principal Transactions

  Asset Management primarily generates principal transaction revenues from net gains (losses) resulting from the Company's capital investments in certain of its funds and other investments.

  In both the quarter and nine month period ended August 31, 2000 and the comparable periods of fiscal 1999, principal transaction investment revenues primarily consisted of net gains (losses) from the Company's capital investments in certain of its funds.

 Commissions

  Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds, as well as certain allocated commission revenues.

  Commission revenues increased in both the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher levels of transaction volume and allocated commission revenues.

 Net Interest

  Asset Management generates net interest revenues from certain investment positions, as well as from certain allocated interest revenues and expenses.

  Net interest revenues increased in both the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher net revenues from certain investment positions and allocations.

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

  In the quarter and nine month period ended August 31, 2000, asset management, distribution and administration fees increased 12% and 16% from the comparable periods of fiscal 1999. The increases in revenues primarily reflected higher fund management fees as well as other revenues resulting from a higher level of assets under management or supervision. The increases also reflected a more favorable asset mix, primarily due to a shift in asset mix to a greater percentage of equity products, which typically generate higher management fees.

  Customer assets under management or supervision increased to $548 billion at August 31, 2000 from $458 billion at August 31, 1999. The increase in assets under management or supervision primarily reflected appreciation in the value of customer portfolios as well as net inflows of new customer assets. Customer assets under management or supervision included products offered primarily to individual investors of $354 billion at August 31, 2000 and $278 billion at August 31, 1999. Products offered primarily to institutional investors were $194 billion at August 31, 2000 and $180 billion at August 31, 1999.

 Non-Interest Expenses

  Asset Management's non-interest expenses increased 3% and 5% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. Within the non-interest expense category, compensation and benefits expense increased 13% and 19% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher incentive-based compensation costs due to Asset Management's higher level of net revenues. Excluding compensation and benefits expense, non-interest expenses decreased 8% in both the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. Occupancy and equipment expense decreased 4% and 7% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, due to lower levels of depreciation expense on certain data processing equipment. These decreases were partially offset by higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees decreased 23% and 31% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily attributable to lower sales of closed-end funds through the non-proprietary distribution channel. Information processing and communications costs decreased 14% and 13% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting lower data processing servicing costs and computer software costs. Marketing and business development expense increased 23% and 15% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily related to higher promotional and distribution costs for certain mutual funds. Professional services expense decreased 24% and 25% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, reflecting the inclusion of consulting costs related to the Company's preparations for the Year 2000 within fiscal 1999's results, as well as lower legal costs. Other expenses decreased 6% in the quarter and increased 6% in the nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. The decrease in the quarter ended August 31, 2000 was primarily due to lower relocation expenses incurred during the fiscal 2000 period from the comparable period of fiscal 1999. The increase in the nine month period ended August 31, 2000 was primarily associated with new and increased business activity, including the Company's new strategic business venture, Morgan Stanley Dean Witter Alternative Investment Partners that was announced in March 2000.

                                Credit Services

Statements of Income (dollars in millions)


                                                 Three Months    Nine Months
                                              Ended August 31, Ended August 31,
                                              ---------------- ----------------
                                                2000   1999     2000    1999
                                               ------  ----    ------  ------
                                                (unaudited)      (unaudited)
Fees:
  Merchant and cardmember...................... $  447  $392   $1,337  $1,090
  Servicing....................................    424   313    1,060     876
                                                ------  ----   ------  ------
    Total non-interest revenues................    871   705    2,397   1,966
                                                ------  ----   ------  ------
Interest revenue...............................    673   546    2,156   1,624
Interest expense...............................    316   203    1,020     622
                                                ------  ----   ------  ------
  Net interest income..........................    357   343    1,136   1,002
Provision for consumer loan losses.............    175   113      602     409
                                                ------  ----   ------  ------
  Net credit income............................    182   230      534     593
                                                ------  ----   ------  ------
  Net revenues.................................  1,053   935    2,931   2,559
                                                ------  ----   ------  ------
Non-interest expenses:
  Compensation and benefits....................    164   132      454     374
  Occupancy and equipment......................     16    16       45      40
  Information processing and communications....    128   123      360     349
  Marketing and business development...........    293   253      851     713
  Professional services........................     30    30       83      82
  Other........................................     75    48      214     142
                                                ------  ----   ------  ------
    Total non-interest expenses................    706   602    2,007   1,700
                                                ------  ----   ------  ------
Income before income taxes.....................    347   333      924     859
Provision for income taxes.....................    125   131      348     322
                                                ------  ----   ------  ------
    Net income................................. $  222  $202   $  576  $  537
                                                ======  ====   ======  ======

  Credit Services achieved net income of $222 million and $576 million in the quarter and nine month period ended August 31, 2000, an increase of 10% and 7% from the comparable periods of fiscal 1999. The increases in net income for both periods were due to record operating results attributable to increased merchant and cardmember fees, servicing fees and net interest income, partially offset by a higher provision for loan losses and non-interest expenses. Credit Services' results for the quarter and nine month period ended August 31, 2000 also reflected higher levels of transaction volume from the comparable periods of fiscal 1999, as well as a record level of period-end managed consumer loans.

 Non-Interest Revenues

  Total non-interest revenues increased 24% and 22% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999.

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees increased 14% and 23% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. The increase in both periods was primarily due to higher merchant discount revenue associated with the use of the Discover Card. The increase in the nine month period ended August 31, 2000 also reflected higher late payment fees associated with the use of the Discover Card. The increases in Discover Card merchant discount revenues in both periods were primarily due to a higher level of sales volume, coupled with an increase in the average merchant discount rate. Late payment fees increased in the nine month period ended August 31, 2000 over the comparable period of fiscal 1999 primarily due to a fee increase introduced during April 1999, coupled with an increase in the number of late fee occurrences, reflecting higher levels of transaction volume and consumer loans.

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $4.4 billion and $8.7 billion in the quarter and nine month period ended August 31, 2000. During the comparable periods of fiscal 1999, the Company completed asset securitizations of $0.5 billion and $3.0 billion. The asset securitization transactions completed in the third quarter of fiscal 2000 have an expected maturity of approximately 5 to 7 years from the date of issuance.

  The table below presents the components of servicing fees (dollars in millions):


                                              Three Months        Nine Months
                                            Ended August 31,    Ended August 31,
                                            ------------------  ----------------
                                              2000      1999     2000     1999
                                            --------  --------  -------  ------
Merchant and cardmember fees............... $    187  $    149  $   473  $  418
Interest revenue...........................      944       705    2,459   2,028
Interest expense...........................     (412)     (264)  (1,042)   (744)
Provision for consumer loan losses.........     (295)     (277)    (830)   (826)
                                            --------  --------  -------  ------
Servicing fees............................. $    424  $    313  $ 1,060  $  876
                                            ========  ========  =======  ======

  Servicing fees increased 35% and 21% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. The increases in both periods were due to higher levels of net interest cash flows and increased merchant and cardmember fee revenue, partially offset by higher credit losses associated with a higher level of average securitized consumer loans. The increases in net interest and merchant and cardmember fee revenue were primarily due to higher levels of average securitized consumer loans. The increase in the provision for consumer loan losses was due to an increase in the level of average securitized consumer loans, partially offset by a decrease in credit losses resulting from a lower net charge-off rate related to the securitized portfolio.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. Net interest income increased 4% and 13% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. In both periods, the increase was primarily due to higher average levels of consumer loans, partially offset by a lower yield on these loans and increased financing costs incurred by the Company. The increase in average consumer loans was due to higher levels of sales and balance transfer volume. The lower yield on Discover Card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, partially offset by the Company's repricing of certain credit card receivables discussed below. The lower yield also reflected an increase in consumer loans from balance transfers, which are generally offered at lower interest rates for an introductory period. The increase in interest expense was due to a higher level of interest bearing liabilities coupled with an increase in the Company's average cost of borrowings, reflecting interest rate increases made by the Fed in fiscal 1999 and the first half of fiscal 2000.

  In response to the rising interest rate environment in the U.S., the Company repriced a substantial portion of its existing credit card receivables to a market-indexed variable interest rate during the second and third quarters of fiscal 2000. The Company believes that its repricing actions will continue to have a positive impact on net interest income.

  The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and nine month periods ended August 31, 2000 and 1999 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                     Three Months Ended August 31,
                             -------------------------------------------------
                                      2000                     1999(3)
                             ------------------------ ------------------------
                             Average                  Average
                             Balance  Rate   Interest Balance  Rate   Interest
                             -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 and other consumer loans... $20,091  12.30%   $621   $15,311  13.37%   $516
Investment securities.......     560   6.65      10       551   5.04       7
Other.......................   2,430   6.91      42     1,607   5.78      23
                             -------           ----   -------           ----
    Total interest earning
     assets.................  23,081  11.60     673    17,469  12.40     546
Allowance for loan losses...    (779)                    (771)
Non-interest earning
 assets.....................   1,598                    1,720
                             -------                  -------
    Total assets............ $23,900                  $18,418
                             =======                  =======
LIABILITIES AND
 SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing deposits
  Savings................... $ 1,470   5.97%   $ 22   $ 1,447   4.42%   $ 16
  Brokered..................   7,886   6.68     132     5,607   6.21      88
  Other time................   3,046   6.24      48     1,848   5.77      27
                             -------           ----   -------           ----
    Total interest bearing
     deposits...............  12,402   6.49     202     8,902   5.83     131
Other borrowings............   6,602   6.86     114     5,235   5.50      72
                             -------           ----   -------           ----
    Total interest bearing
     liabilities............  19,004   6.62     316    14,137   5.71     203
Shareholder's equity/other
 liabilities................   4,896                    4,281
                             -------                  -------
    Total liabilities and
     shareholder's equity... $23,900                  $18,418
                             =======                  =======
Net interest income.........                   $357                     $343
                                               ====                     ====
Net interest margin(1)......                   6.15%                    7.79%
Interest rate spread(2).....           4.98%                    6.69%

--------
(1) Net interest margin represents net interest income annualized as a percentage of total interest earning assets.
(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis (dollars in millions)

                                       Nine Months Ended August 31,
                               -------------------------------------------------
                                        2000                     1999(3)
                               ------------------------ ------------------------
                               Average                  Average
                               Balance  Rate   Interest Balance  Rate   Interest
                               -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card
 and other
 consumer loans..............  $22,244  12.12%  $2,025  $15,458  13.18%  $1,530
Investment securities........      605   6.29       29      712   5.09       27
Other........................    2,041   6.69      102    1,622   5.50       67
                               -------          ------  -------          ------
    Total interest earning
     assets..................   24,890  11.53    2,156   17,792  12.16    1,624
Allowance for loan losses....     (776)                    (775)
Non-interest earning assets..    1,603                    1,676
                               -------                  -------
    Total assets.............  $25,717                  $18,693
                               =======                  =======
LIABILITIES AND SHAREHOLDER'S
 EQUITY
Interest bearing liabilities:
Interest bearing deposits
  Savings....................  $ 1,510   5.48%  $   62  $ 1,456   4.38%  $   48
  Brokered...................    7,594   6.58      375    5,238   6.37      250
  Other time.................    3,036   6.13      140    1,949   5.54       81
                               -------          ------  -------          ------
    Total interest bearing
     deposits................   12,140   6.33      577    8,643   5.85      379
Other borrowings.............    8,991   6.55      443    5,853   5.52      243
                               -------          ------  -------          ------
    Total interest bearing
     liabilities.............   21,131   6.42    1,020   14,496   5.72      622
Shareholder's equity/other
 liabilities.................    4,586                    4,197
                               -------                  -------
    Total liabilities and
     shareholder's equity....  $25,717                  $18,693
                               =======                  =======
Net interest income..........                   $1,136                   $1,002
                                                ======                   ======
Net interest margin(1).......                     6.08%                    7.50%
Interest rate spread(2)......            5.11%                    6.44%

--------
(1) Net interest margin represents net interest income annualized as a percentage of total interest earning assets.
(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis (dollars in millions)

                                                          Nine Months Ended
                              Three Months Ended         August 31, 2000 vs.
                           August 31, 2000 vs. 1999             1999
                          ----------------------------  ------------------------
                             Increase/(Decrease)         Increase/(Decrease)
                              Due to Changes in           Due to Changes in
                          ----------------------------  ------------------------
                           Volume    Rate      Total    Volume    Rate    Total
                          --------- --------  --------  -------  -------  ------
INTEREST REVENUE
General purpose credit
 card and other consumer
 loans..................   $    160 $    (55) $    105   $  672  $  (177) $  495
Investment securities...        --         3         3       (4)       6       2
Other...................         12        7        19       17       18      35
                                              --------                    ------
    Total interest
     revenue............        176      (49)      127      650     (118)    532
                                              --------                    ------
INTEREST EXPENSE
Interest bearing
 deposits...............
  Savings...............        --         6         6        2       12      14
  Brokered..............         41      (10)       31      119       (8)    111
  Other time............         17        4        21       45       14      59
                                              --------                    ------
    Total interest
     bearing deposits...         57        1        58      159       25     184
Other borrowings........         15       40        55      123       91     214
                                              --------                    ------
    Total interest
     expense............         70       43       113      286      112     398
                                              --------                    ------
Net interest income.....   $    106 $    (92) $     14   $  364  $  (230) $  134
                           ======== ========  ========   ======  =======  ======

  The supplemental table below provides average managed loan balance and rate information which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                    Three Months Ended August 31,
                          ---------------------------------------------------------
                                    2000                          1999
                          ----------------------------  ---------------------------
                          Avg. Bal.  Rate %   Interest  Avg. Bal  Rate %   Interest
                          ---------  ------   --------  --------  ------   --------
General purpose credit
 card and other consumer
 loans..................   $44,345    14.05%   $1,566    $33,379   14.30%   $1,204
Total interest earning
 assets.................    47,335    13.59     1,618     35,537   13.78     1,250
Total interest bearing
 liabilities............    43,258     6.70       728     32,205    5.69       466
Consumer loan interest
 rate spread............               7.35                         8.61
Interest rate spread....               6.89                         8.09
Net interest margin.....               7.47                         8.62
                                     Nine Months Ended August 31,
                          ---------------------------------------------------------
                                    2000                          1999
                          ----------------------------  ---------------------------
                          Avg. Bal.  Rate %   Interest  Avg. Bal  Rate %   Interest
                          ---------  ------   --------  --------  ------   --------
General purpose credit
 card and other consumer
 loans..................   $42,783    13.70%   $4,406    $32,845   14.25%   $3,515
Total interest earning
 assets.................    45,428    13.29     4,616     35,179   13.67     3,652
Total interest bearing
 liabilities............    41,670     6.47     2,062     31,883    5.64     1,366
Consumer loan interest
 rate spread............               7.23                         8.61
Interest rate spread....               6.82                         8.03
Net interest margin.....               7.35                         8.55

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $776 million at August 31, 2000. At November 30, 1999, the Company's allowance for loan losses was $769 million.

  The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 55% and 47% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. The increases were primarily due to higher levels of average consumer loans in the Discover Card portfolio, partially offset by a lower net charge-off rate. In addition, the provision for consumer loan losses in fiscal 1999 benefited from a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. This loan loss allowance was fully amortized by the end of fiscal 1999.

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

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

Asset Quality (dollars in millions)

                                   August 31,                 November 30,
                         ----------------------------------  ----------------
                              2000              1999              1999
                         ----------------  ----------------  ----------------
                          Owned   Managed   Owned   Managed   Owned   Managed
                         -------  -------  -------  -------  -------  -------
Consumer loans at
 period-end............. $19,817  $44,841  $16,557  $34,381  $20,998  $37,975
Consumer loans
 contractually past due
 as a percentage of
 period-end consumer
 loans:
  30 to 89 days.........    2.80%    3.26%    3.62%    4.04%    3.35%    3.79%
  90 to 179 days........    1.91%    2.21%    2.04%    2.30%    2.20%    2.53%
Net charge-offs as a
 percentage of average
 consumer loans (year-
 to-date)...............    3.54%    4.34%    5.12%    5.70%    4.78%    5.42%

 Non-Interest Expenses

  Non-interest expenses increased 17% and 18% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. Compensation and benefits expense increased 24% and 21% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily reflecting higher domestic and international employment costs associated with increased employment levels resulting from higher levels of transaction volume. Occupancy and equipment expense increased 13% in the nine month period ended August 31, 2000 from the comparable period of fiscal 1999, primarily due to higher occupancy costs associated with increased office space at certain domestic facilities. Information processing and communications expense increased 4% and 3% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily due to an increase in volume-related external data processing costs at both domestic and international operations. The increase in the nine month period was partially offset by the termination of an external transaction processing contract in the fiscal 1999 period. Marketing and business development expense increased 16% and 19% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999, primarily due to higher cardmember rewards expense associated with increased sales volume, as well as increased advertising and direct mailing costs at both domestic and international operations. Professional services expense increased 1% in the nine month period ended August 31, 2000 from the comparable period of fiscal 1999, reflecting higher costs associated with account collections and consumer credit counseling and the outsourcing of certain call center operations, partially offset by the exclusion of Year 2000 costs in fiscal 2000's results. Other expenses increased 56% and 51% in the quarter and nine month period ended August 31, 2000 from the comparable periods of fiscal 1999. These increases were primarily due to increases in certain domestic and international operating expenses due to higher levels of transaction volume and business activity, including higher fraud losses associated with increased levels of transaction volume and customer accounts.

Liquidity and Capital Resources

  The Company's total assets increased to $404.1 billion at August 31, 2000 from $367.0 billion at November 30, 1999, primarily attributable to increases in securities borrowed, financial instruments owned and cash and securities deposited with clearing organizations associated with increased levels of customer activity. Aircraft under operating leases increased due to the purchase of Ansett Worldwide. These increases were partially offset by a decrease in securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

  The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset-backed securitizations; commercial paper; deposits; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures. During the second quarter of fiscal 2000, an extendible asset-backed certificate program was launched.

  The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit, including savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Discover Bank (formerly Greenwood Trust Company), a wholly-owned indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

  As of September 30, 2000, the Company's credit ratings were as follows:

                                                            Commercial   Senior
                                                              Paper       Debt
                                                           ------------ --------
   Dominion Bond Rating Service Limited................... R-1 (middle) AA (low)
   Fitch (1)..............................................          F1+       AA
   Rating and Investment Information, Inc. (2)............         a-1+       AA
   Moody's Investors Service..............................          P-1      Aa3
   Standard & Poor's (3)..................................         A-1+      AA-
   Thomson Financial BankWatch............................        TBW-1      AA+

--------
(1) Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. merged on June 1, 2000. The merged company will use the former Fitch IBCA, Inc. rating scale.
(2) On August 1, 2000, Japan Rating and Investment Information, Inc. changed its name to Rating and Investment Information, Inc.
(3) On May 17, 2000, Standard & Poor's upgraded the Company's commercial paper rating from A-1 to A-1+ and upgraded the Company's senior debt rating from A+ to AA-.

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

  During the nine month period ended August 31, 2000, the Company issued senior notes aggregating $21,150 million, including non-U.S. dollar currency notes aggregating $2,517 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2001 to 2030 and a weighted average coupon interest rate of 6.65% at August 31, 2000. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. At August 31, 2000 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $56 billion (not including approximately $7.1 billion of additional senior indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

  In January 2000, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, called for the redemption of all of the outstanding 9.00% Capital Units on February 28, 2000. The aggregate principal amount of the Capital Units redeemed was $144 million.

  During the nine month period ended August 31, 2000, the Company purchased $2,443 million of its common stock. Subsequent to August 31, 2000 and through September 30, 2000, the Company purchased an additional $209 million of its common stock.

  Effective June 22, 2000, the Company's Board of Directors authorized the repurchase, subject to market conditions and certain other factors, of an additional $1.5 billion of the Company's common stock for capital management purposes.

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 2000, put options were outstanding on an aggregate of 2.0 million shares of the Company's common stock. These put options have various expiration dates that range from September 2000 through November 2000. The Company may elect cash settlement of the put options instead of purchasing the stock.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain shareholders' equity of at least $11.0 billion at all times. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At August 31, 2000, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants, which require among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, as defined in the credit agreement. At August 31, 2000, no borrowings were outstanding under the MS&Co. Facility.

  Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, maintains a revolving committed financing facility to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.785 billion available in nine major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the credit agreement. At August 31, 2000, no borrowings were outstanding under the MSIL Facility.

  Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility guaranteed by the Company that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At August 31, 2000, no borrowings were outstanding under the MSDWJL Facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

  At August 31, 2000, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.3 billion, aircraft assets of $3.9 billion, and goodwill and other intangible assets of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, emerging market debt, certain collateralized mortgage obligations and mortgage-related loan products, bridge financing, and certain senior secured loans and positions are not highly liquid. The Company also has commitments of approximately $600 million at August 31, 2000 in connection with its private equity and certain other principal investment activities.

  At August 31, 2000, the aggregate value of high-yield and emerging market debt securities held in inventory was $2.5 billion, as compared to $2.3 billion at May 31, 2000 (a substantial portion of which was subordinated debt). These securities were not attributable to more than 6% to any one issuer, 38% to any one industry or 17% to any one geographic region. High-yield and emerging market debt securities generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and are, therefore, more sensitive to adverse economic conditions. In addition, the market for high-yield and emerging market debt securities is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to control total inventory positions and risk concentrations for high-yield and emerging market debt securities that are administered in a manner consistent with the Company's overall risk management policies and control structure (see "Risk Management" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 1999, included in the Company's Annual Report on Form 10-K).

  In connection with certain of its business activities, the Company provides financing or financing commitments (on a secured and unsecured basis) to companies in the form of senior and subordinated debt, including bridge financing, on a selective basis. The borrowers may be rated investment grade or non-investment grade and the loans may have varying maturities. As part of these activities, the Company may syndicate and trade certain positions of these loans. At August 31, 2000, the aggregate value of such loans and positions was $3.8 billion. The Company has also provided additional commitments associated with these activities aggregating $9.2 billion at August 31, 2000.

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

  At August 31, 2000, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $27.6 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and control structure. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  As of August 31, 2000, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $54 million. Aggregate VaR increased from $51 million as of November 30, 1999, primarily as the result of an increase in the VaR associated with various equity and commodity risk positions, partially offset by a decrease in VaR associated with interest rate risk positions. Aggregate VaR increased from $39 million as of May 31, 2000, primarily resulting from increased VaR associated with equity, interest rate and commodity risk positions, partially offset by a decline in VaR associated with foreign exchange risk positions.

  The Company uses VaR as one of various risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

  The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 29, 2000 and May 31, 2000.

  Term Trust Class Actions. The dismissals of the New York and New Jersey actions were not appealed. The Florida action was remanded to state court from federal court by order dated October 2, 2000.

  IPO Fee Litigation. On July 21, 2000, plaintiffs in the consolidated class action captioned In re Public Offering Fee Antitrust Litigation in the U.S. District Court for the Southern District of New York filed a motion to amend the complaint to add an issuer plaintiff. On September 7, 2000, defendants filed their opposition to plaintiffs' motion.

  On or about August 3, 2000, another purported class action complaint, CHS Electronics, Inc. v. Credit Suisse First Boston Corporation, et al., was filed in the U.S. District Court for the Southern District of Florida against the Company and 17 other underwriters of IPO securities. The complaint alleges that defendants conspired to fix at 7% the underwriting fee that issuers paid for underwriting services in connection with IPOs in the $20 million to $80 million range. This action was brought by an issuer plaintiff who purports to represent a class comprised of corporations and other entities that paid underwriting fees on IPOs in that range. The complaint alleges violations of
Section 1 of the Sherman Act and seeks treble damages and injunctive relief, as well as reasonable attorneys' fees and costs. On October 2, 2000, defendants moved to transfer venue to the U.S. District Court for the Southern District of New York where the other IPO fee actions have been consolidated.

  Nenni, et al. v. Dean Witter Reynolds Inc. The U.S. Court of Appeals for the First Circuit remanded the case to the district court on June 2, 2000 to consider a resolution proposed by the parties. An order was entered in the district court approving the resolution on October 10, 2000.

Item 2. Changes in Securities and Use of Proceeds

  (c) To enhance its ongoing stock repurchase program, during the quarter ended August 31, 2000, the Company sold European-style put options on an aggregate of 2.5 million shares of its common stock, of which put options on
1.0 million shares remained outstanding at August 31, 2000. The outstanding put options have various expiration dates that range from September 2000 through November 2000. They entitle the holders to sell common stock to the Company at prices ranging from $80.98 to $84.79 per share. The sale of these put options, which were made as private placements to third parties, generated proceeds to the Company of approximately $9 million.

Item 5. Other Information

  The Company holds an analyst conference call subsequent to the distribution of its earnings press release each fiscal quarter. The Company provides public access to an audio listen-only web simulcast of its conference call through the Company's website www.msdw.com. Notice of the date and time of each quarterly earnings conference call is posted on the Company's website www.msdw.com at least five business days prior to the call.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    An exhibit index has been filed as part of this Report on Page E-1.

  (b) Reports on Form 8-K

    Form 8-K dated June 6, 2000 reporting Item 5 and Item 7.

    Form 8-K dated June 22, 2000 reporting Item 5 and Item 7.

    Form 8-K dated July 27, 2000 reporting Item 7.

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

                                          Morgan Stanley Dean Witter & Co.
                                                  (Registrant)

                                                     /s/ Joanne Pace
                                          By: _________________________________
                                               Joanne Pace, Controller and
                                              Principal Accounting Officer

Date: October 16, 2000

                                 EXHIBIT INDEX

                        MORGAN STANLEY DEAN WITTER & CO.

                         Quarter Ended August 31, 2000

 Exhibit
   No.                                Description
 -------                              -----------
 10      Change in Employment Status Agreement by and between the Company and
         Peter F. Karches dated as of September 1, 2000 (portions of this
         Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2).

 11      Computation of earnings per share.

 12      Computation of ratio of earnings to fixed charges.

 15      Letter of awareness from Deloitte & Touche LLP, dated October 13,
         2000, concerning unaudited interim financial information.

 27      Financial Data Schedule.