Form 10-K
period 2000-11-30
MORGAN STANLEY DEAN WITTER & CO
filed 2001-02-16
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

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
  Common Stock, $.01 par value                          New York Stock Exchange
                                                        Pacific Exchange
  Rights to Purchase Series A Junior Participating
   Preferred Stock                                      New York Stock Exchange
                                                        Pacific Exchange
  Depositary Shares, each representing 1/4 of a share
   of 7 3/4% Cumulative Preferred Stock, $200 stated
   value                                                New York Stock Exchange
  Depositary Shares, each representing 1/4 of a share
   of Series A Fixed/Adjustable Rate Cumulative
   Preferred Stock, $200 stated value                   New York Stock Exchange
  8.03% Capital Units                                   New York Stock Exchange
  6% Reset PERQS SM Due March 15, 2001; 6% Reset PERQS
   Due May 30, 2001; 6% Reset PERQS Due August 1,
   2001; 7% Reset PERQS Due August 15, 2001; 6% Reset
   PERQS Due December 15, 2001; 8% Reset PERQS Due
   April 30, 2002; 6% Reset PERQS Due May 30, 2002;
   10% Reset PERQS Due June 28, 2002; 8% Reset PERQS
   Due October 30, 2002; Convertible Note PERQS Due
   October 31, 2001; 9% Reset PERQS Due December 30,
   2002; 8% Reset PERQS Due February 28, 2003           American Stock Exchange
  Exchangeable Notes Due July 31, 2003; Exchangeable
   Notes Due December 30, 2005; Exchangeable Notes Due
   August 15, 2006; Exchangeable Notes Due March 2,
   2006 (2 issuances); Exchangeable Notes Due May 30,
   2006; Exchangeable Notes Due June 5, 2006;
   Exchangeable Notes Due July 7, 2006; Exchangeable
   Notes Due August 6, 2006; Exchangeable Notes Due
   October 19, 2006; Exchangeable Notes Due December
   13, 2004; Exchangeable Notes Due March 30, 2007;
   Exchangeable Notes Due November 30, 2007 (2
   issuances)                                           New York Stock Exchange
  Exchangeable Notes Due July 29, 2005 (two
   issuances); Exchangeable Notes Due April 15, 2005;
   Exchangeable Notes Due August 17, 2005               American Stock Exchange
  PEEQS SM Due May 1, 2001                              American Stock Exchange
  PERKS SM Due March 30, 2004                           American Stock Exchange
  Nikkei 225 Protection Step-Up Exchangeable Notes Due
   July 31, 2003                                        New York Stock Exchange
  Dow Jones Industrial Average BRIDGES SM Due April 30,
   2004; Standard & Poor's 500 BRIDGES
   Due December 31, 2003; Dow Jones Euro Stoxx 50
   BRIDGES Due July 30, 2004; Redeemable BRIDGES Due
   May 30, 2005 (based on Morgan Stanley High-Tech 35
   Index)                                               New York Stock Exchange
  5 5/8% Notes Due January 20, 2004; 7.25% Notes Due
   June 17, 2029                                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 22, 2001 was approximately $92,180,363,561. This calculation does not reflect a determination that persons are affiliates for any other purposes.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  As of January 22, 2001, there were 1,116,902,168 shares of Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be issued in conjunction with Registrant's annual stockholders' meeting to be held on March 22, 2001 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Overview

  Morgan Stanley Dean Witter & Co. ("MSDW"*) is a global financial services firm that maintains leading market positions in each of its three business segments:

    .  Securities

    .  Asset Management

    .  Credit Services

  MSDW's securities business segment ("Securities") includes:

    .  Investment banking, including:
      .  securities underwriting and distribution

      . financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance

      .  financing and investing

    . Sales, trading, financing and market-making activities to facilitate client orders and on a proprietary basis, in such products as:
      .  equity securities and related products

      . fixed income securities and related products, including foreign exchange and commodities

      .  derivatives

    .  Principal investing, including private equity activities

    . Securities services to accommodate individual investor needs, including:
      . full-service brokerage services for investors seeking financial advice

      . online execution capabilities for self-directed investors desiring to invest with limited professional assistance

      .  financial advisory services for high net worth clients

  MSDW's asset management business segment ("Asset Management") includes:

    . Global asset management products and services for individual and institutional investors, through:

      .  Morgan Stanley Dean Witter Advisors ("MSDW Advisors")

      .  Van Kampen Investments ("Van Kampen")

      .  Morgan Stanley Dean Witter Investment Management ("MSDW
         Investment Management")

      .  Miller Anderson & Sherrerd ("Miller Anderson")

  MSDW's credit services business segment ("Credit Services") includes:

    . Discover Financial Services ("DFS"), which offers the Discover(R) Card, the Discover Platinum Card ("Discover Platinum"), the Morgan Stanley Dean Witter Card(TM) (the "MSDW Card") and other proprietary general purpose credit cards

    . Discover Business Services, a proprietary network of merchant and cash access locations

--------
* Unless the context otherwise requires, the terms "MSDW" and the "Company" mean Morgan Stanley Dean Witter & Co. and its consolidated subsidiaries.

  MSDW combines global strength in investment banking and institutional sales and trading with strength in providing full-service brokerage services, investment and global asset management services and, primarily through its Discover Card brand, quality consumer credit products. MSDW provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

  MSDW had the second largest financial advisor sales organization in the U.S. On a global basis, MSDW had 13,910 professional financial advisors and 603 securities branch offices at November 30, 2000. MSDW also had one of the largest global asset management operations of any full-service securities firm, with total assets under management or supervision of $502 billion. In addition, based on its approximately 42.6 million general purpose credit card accounts as of November 30, 2000, MSDW is one of the largest credit card issuers in the U.S., with the largest proprietary merchant and cash access network.

  MSDW conducts its worldwide businesses through several highly integrated subsidiaries and affiliates, which frequently participate together in the facilitation and consummation of a single transaction. Because of the increasing integration of the international financial markets, MSDW manages its principal operating subsidiaries on a coordinated global basis with a view to the profitability of the enterprise as a whole. Financial information concerning MSDW for each of the three fiscal years ended November 30, 2000, November 30, 1999 and November 30, 1998 is set forth in the consolidated financial statements and the notes thereto included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Report.

  MSDW conducts its business from its headquarters in New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other financial centers throughout the world. At November 30, 2000, MSDW had 62,679 employees worldwide, with 53,365 employees in the U.S. and 9,314 employees internationally. MSDW is a combination of Dean Witter, Discover & Co. ("Dean Witter Discover") and Morgan Stanley Group Inc. ("Morgan Stanley") and was formed pursuant to a merger of equals that was effected on May 31, 1997 (the "Merger"). MSDW was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924.

  MSDW believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to MSDW and has led to significant changes and innovations in financial markets and the financial services industry as a whole. MSDW's initiatives in this area include Web-enabling existing businesses or enhancing client communication and access to information and services. For example, Client Link SM provides institutional and investment banking clients with a private, secure Internet platform that delivers browser-based information, products and services across many of MSDW's business units; Client Serv(R) allows individual investors online trading capabilities, access to real-time account activity, business news and research; and Discovercard.com enables cardmembers to access financial management services online. MSDW has also invested in, or otherwise participated in, alternative trading systems, electronic communications networks and related businesses or technologies.

                                *      *      *

  Certain statements contained in this Report, including (without limitation) certain statements made under "Legal Proceedings" in Part I, Item 3 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report ("MD&A"), and "Quantitative and Qualitative Disclosure about Market Risk" in Part II, Item 7A of this Report, may constitute forward-looking statements. These forward-looking statements are not historical facts and represent only MSDW's beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond its control. The risks and uncertainties involved in MSDW's businesses could affect the matters referred to in such statements, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions of current and potential competitors, the impact of current, pending or future legislation and regulation in the U.S. and throughout the world, the potential effects of technological changes and other risks and uncertainties detailed under "Certain Factors Affecting Results of Operations" in MD&A and in "Competition and Regulation" under each of "Securities," "Asset Management" and "Credit Services" in Part I, Item 1 of this Report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. MSDW undertakes no obligation to update publicly or revise any forward-looking statements.

                                  SECURITIES


  MSDW provides worldwide financial advisory and capital-raising services to a diverse group of domestic and international corporate and other institutional clients, primarily through Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited, Morgan Stanley Dean Witter Japan Limited and Morgan Stanley Dean Witter Asia Limited. These subsidiaries also conduct sales and trading activities around the world, both as principal and as agent, as well as related financing services, on behalf of a wide range of institutional investors and on a proprietary basis. MSDW also conducts a variety of activities broadly described as principal investing. In addition, MSDW provides individual investors with a broad range of securities and savings products and services, primarily through Dean Witter Reynolds Inc. ("DWR").

Investment Banking

 Underwriting

  MSDW manages and participates in public offerings and private placements of debt, equity and other securities worldwide. MSDW is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts ("ADRs"). MSDW is also a leading underwriter of debt and other fixed income securities, including investment grade debt, high-yield securities (debt issued by non-investment grade issuers), mortgage-related and other asset-backed securities, tax-exempt securities and commercial paper and other short-term securities.

 Financial Advisory Services

  MSDW provides domestic and international corporate and other institutional clients with a wide range of advisory services on key strategic matters, such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, spin-offs, restructurings, proxy and consent solicitations, tender offers, exchange offers and leveraged buyouts. Other services include advice with respect to recapitalizations, rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies, long-range financial planning and the formation and development of new technology-driven enterprises such as industrial business-to-business electronic exchanges. MSDW also furnishes advice and services in connection with project financings, including infrastructure, electric power and natural resource projects. In addition, MSDW provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

 Financing and Investing

  In connection with its investment banking activities, MSDW from time to time provides financing or financing commitments. For example, MSDW may provide financing to leveraged companies in the form of senior or subordinated debt, as well as bridge financing on a select basis. MSDW also conducts senior lending activities, including the origination and syndication of senior secured loans of non-investment grade companies. MSDW also engages in a variety of principal investing activities. See "Principal Investing" below.

Sales, Trading, Financing and Market-Making Activities

 Equity Securities and Related Products

  MSDW's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related products, including ADRs, iSharesSM and restricted/control stock, convertible debt and preferred securities, including Performance Equity-linked Redemption Quarterly-pay Securities ("PERQSSM") and warrants, equity index products, equity swaps, options and other structured products. MSDW also advises clients and executes transactions in connection with international index arbitrage, equity repurchase strategies and program trading and block trades. In addition, MSDW engages in a variety of proprietary trading and arbitrage activities in equity securities and equity-related products for its own account. MSDW conducts its equity sales, trading and market-making activities both on stock exchanges and in over-the-counter ("OTC") transactions. MSDW is a member of the major stock exchanges around the world, including the New York, London, Frankfurt, Tokyo and Hong Kong stock exchanges.

  MSDW also provides various equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. In addition, MSDW acts both as principal and agent in stock borrowing and stock loan transactions in support of its domestic and international trading and brokerage, asset management and clearing activities and as an intermediary between broker-dealers.

 Fixed Income Securities and Related Products

  MSDW trades and makes markets in domestic and international debt and other fixed income securities and related products, including non-convertible preferred stock, investment grade corporate debt, high-yield securities, senior loans, government securities, municipal securities, commercial paper, money market and other short-term securities. MSDW also makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. MSDW is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. MSDW is also a member of the primary syndicates that underwrite German and Japanese government bonds and is a primary dealer in Austrian, Belgian, Canadian, French, Italian and U.K. government bonds. In addition, MSDW is a dealer in interest rate and currency swaps and other related derivative products, OTC options on government bonds and mortgage-backed forward agreements, options and swaps.

  MSDW advises institutional accounts and other clients on investment strategies, develops swap and other risk management strategies for its clients and assists corporations in their repurchases of debt. MSDW is also involved in structuring debt securities and derivatives with multiple risk/return factors designed to suit investor objectives, including using repackaged asset vehicles through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles. MSDW borrows and lends fixed income securities and acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. MSDW also provides financing to customers for commercial, residential and real estate loan products.

  MSDW is a market-maker in a number of foreign currencies. The majority of MSDW's foreign exchange business relates to major foreign currencies such as yen, euro, pound sterling, Swiss francs and Canadian dollars. The balance of its business covers a broad range of other currencies. MSDW actively trades currencies with its clients on a principal basis in the spot, forward and currency option markets and also takes proprietary positions in currencies. MSDW is also a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange.

  MSDW also trades as principal in the spot, forward and futures markets in a variety of commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power and related energy products. MSDW is a market-maker in swaps and OTC options on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers a range of hedging programs to customers relating to production, consumption and reserve/inventory management. MSDW is an electricity power marketer in the U.S. and owns majority equity interests in two exempt wholesale generators (as defined in the Public Utility Holding Company Act of 1935) from which MSDW is the exclusive purchaser of electric power. MSDW also maintains proprietary trading positions in commodity derivatives, including futures, forwards and options, in addition to physical commodities.

 Derivatives

  MSDW offers to clients, and takes proprietary positions in, a variety of financial instruments known as "derivative products" or "derivatives." These products may be in the form of exchange-traded futures and options or OTC forwards, options, swaps, caps, collars, floors, swap options or similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets. Derivatives facilitate risk transfer and enhance liquidity in the marketplace and are often utilized to adjust risk profiles, such as exposure to equity price, interest rate, currency or credit risk, or to take proprietary positions. In addition, MSDW uses derivative products to assist in its asset and liability management and to reduce borrowing costs. All of MSDW's trading-related business units use derivative products as an integral part of their respective trading strategies and to manage market exposure. In addition, as a dealer in certain derivative products (most notably interest rate and currency swaps), MSDW structures and enters into derivative contracts to meet a variety of client-driven investment, risk management and other financial objectives. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., MSDW also enters into swap and related derivative transactions with certain clients seeking a triple-A rated counterparty.*

 MSCI

  MSDW's majority-owned subsidiary, Morgan Stanley Capital International Inc. ("MSCI"), markets and distributes over 10,000 country, industry and regional equity and fixed income benchmark indices (including The World, EAFE(R) and Emerging Market Free Indices) covering 51 countries, and has a 31-year historical database that includes fundamental and valuation data on over 5,000 companies in developed and emerging market countries. Investment professionals around the world use MSCI data for many purposes, including performance measurement.

                                *      *      *

  See also "Risk Management" in Part II, Item 7A of this Report for a description of MSDW's trading risk management structure, policies and procedures.

Principal Investing

  MSDW's principal investing activities include making commitments to purchase, and making negotiated investments in, equity and debt securities either for the accounts of private equity funds that MSDW manages or for its own account. These activities may be in connection with merger, acquisition, restructuring, private investment and leveraged capital transactions and may include investments in operating companies and real estate as well as venture capital and strategic investments.

  MSDW generally acts as general partner of the private equity funds through which certain of its principal investing activities are conducted and typically contributes a minority of the capital of such funds. MSDW conducts a substantial portion of its principal investing business through two groups of investment funds, MSDW Capital Partners and MSDW Venture Partners, making private equity and venture capital investments in a range of industries throughout the world. MSDW conducts its real estate principal investing business primarily through the Morgan Stanley Real Estate Fund and the Real Estate Special Situations Program, entities that invest in U.S. and international real estate assets and companies. MSDW also makes equity and equity-related investments that arise out of its worldwide investment banking activities through Princes Gate Investors, a group of investment funds that invest in special situation and venture capital opportunities. From time to time, MSDW expects to sponsor additional funds and commit to invest in such funds.

  MSDW also makes investments for its own account. These investments may, among other things, be in conjunction with the investments made by the private equity funds described above or in connection with MSDW's investment banking and sales and trading activities. In addition, these investments include purchases of equity or debt securities of companies that may have strategic value for MSDW, such as alternative trading systems, electronic commerce networks and related businesses or technologies.

--------
* For a detailed discussion of MSDW's use of derivatives, see "Derivative Financial Instruments" in Part II, Item 7 of this Report, "Notes to Consolidated Financial Statements, Note 6" in Part II, Item 8 of this Report and "Notes to Consolidated Financial Statements, Note 9" in Part II,
   Item 8 of this Report.

Securities Services to Individual Investors

 Individual Investor Group

  The Individual Investor Group (formerly the Private Client Group) provides its clients with comprehensive financial planning services, tailored to meet individual investment goals and risk profiles, through a flexible platform designed to accommodate individual investment preferences. Principally through DWR, the Individual Investor Group offers a broad range of securities and investment products that are supported by MSDW's investment banking, research, asset management, execution and operational resources. MSDW provided securities and investment services to approximately 5.4 million client accounts in the U.S. and had client assets of $659 billion at November 30, 2000.

  MSDW's ichoice SM service platform for individual investors combines the products and services offered by the Individual Investor Group with the technological capabilities of online execution. MSDW provides its clients the flexibility to select the particular financial service relationship that best suits their needs, including a traditional full-service brokerage relationship through a financial advisor, self-directed investing online or some combination of both. MSDW also provides financial advisory services for high net worth clients. MSDW provides a range of pricing options, including fee-based pricing.

 Products and Services

  MSDW provides execution, trading and research services to its individual clients for listed equity securities, OTC equity securities, options and ADRs. MSDW also provides execution, trading and research services to individual clients for a broad range of fixed income securities, including U.S. government obligations, mortgage and other asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. MSDW's financial advisors work together with the institutional fixed income platform to provide mid-sized institutions with greater access to MSDW's comprehensive products and research capabilities.

  In addition, MSDW provides its clients with an extensive array of investment and credit products and services, including mutual funds, unit investment trusts ("UITs"), insurance products, financial planning, retirement planning, personal trust and estate planning, tax planning, credit management and account services. MSDW's Active Assets Account program permits clients to consolidate their financial assets into a single account, invest in a wide variety of investment products and automatically invest funds daily in a variety of money market options, or in a designated bank account at Morgan Stanley Dean Witter Bank, Inc. ("MSDW Bank") insured by the Federal Deposit Insurance Corporation ("FDIC"). The program also offers a debit card and a checking account. BusinesScapeSM, a related financial service program, offers similar services and features, including enhanced check writing privileges and a commercial line of credit, to qualified business clients.

  MSDW also offers customers a broad array of investment choices for individual retirement planning and provides individual annuities and complete defined contribution plan services for businesses, including 401(k) plans. MSDW's investment consulting services business assists clients in analyzing their investment objectives and in selecting investment advisory services offered by affiliated and unaffiliated investment advisers. Through its wholly-owned insurance agency subsidiaries, MSDW acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. MSDW also offers trust and fiduciary services to both individual and corporate clients, primarily trustee services for personal trusts and tax-qualified retirement plans.

 Private Wealth Management

  The Private Wealth Management Group ("PWM") provides financial solutions to individuals, families and foundations controlling significant pools of wealth. PWM provides access to MSDW's trading capabilities, research and analytical products and its securities underwritings. PWM financial advisors manage specific financial asset classes and provide tailored global asset allocation strategies for its clients. PWM also offers certain private investors the opportunity to co-invest with MSDW in its principal investing activities and specialized funds.

 Online Capabilities

  MSDW's online capabilities, including Morgan Stanley Dean Witter Online, permit customers to invest and trade through the Internet, through automated telephone trading, wireless trading or through a registered representative. MSDW provides a broad range of investment options online, including detailed account information, real-time securities price quotes, graphs and portfolio performance information and trade execution. Clients can also subscribe to proprietary equity research reports and analysts' ratings. MSDW also offers customers extended trading hours through MarketXT(TM), the ability to trade U.S. treasury securities and certain municipal securities online every weekday, 24 hours per day and, to qualified customers, access to initial public offerings and other issues underwritten by MSDW. In addition, MSDW's NetworthSM service aggregates, summarizes and delivers individual clients' personal banking and investment account information in one convenient and secure online location.

 International Private Client Group

  The International Private Client Group encompasses all of MSDW's activities relating to individual securities, asset management and electronic commerce for private investors located outside the U.S. These activities include mutual fund offerings in Japan as well as financial advisory services in Japan and non-Japan Asia. These activities also include private banking services and other financial advisory services provided through Bank Morgan Stanley AG, MSDW's Swiss bank subsidiary, as well as MSDW's Societes d'investissement a capital variable (SICAV) mutual funds based in Luxembourg. MSDW provides asset management and brokerage services for individual investors in Europe through Morgan Stanley Dean Witter, S.V., S.A. (formerly AB Asesores) and its network of financial advisors in Spain and Portugal, and its minority equity stake in Area Banca, a retail bank with a network of financial advisors in Italy. In December 2000, MSDW agreed to acquire Quilter Holdings Limited, a leading U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. See also "Asset Management."

Research

  MSDW's global research departments ("Research"), comprised of economists, industry analysts and strategists, engage in a wide range of research activities in the equity, fixed income and high-yield areas. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses and industry developments. It analyzes worldwide trends covering a broad range of industries and more than 2,300 individual companies, half of which are located outside of the U.S. Research also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies and securities and economic trends. Research provides support for the sales and trading of fixed income securities in the form of quantitative and credit analyses and the development of research products that are distributed to MSDW's individual and institutional clients. Research's numerous publications, such as the "Investment Strategy Chartbook" and "The Competitive Edge", disseminate timely data to both individual and institutional investors through a proprietary database accessible via Client Link (one of MSDW's Internet technology services) and through MSDW's financial advisors. In addition, Research provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques.

Other

  MSDW also engages in other businesses, including acting as principal and agent in aircraft finance transactions. Acting as principal, MSDW acquires aircraft outright or under leases, some of which are financed by the issuance of non-recourse debt in the securitization markets. During fiscal 2000, MSDW acquired Ansett Worldwide Aviation Services, one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world and providing a range of aviation support services.

Competition and Regulation

 Competition

  MSDW encounters intense competition in all aspects of its Securities business and competes directly in the U.S. and on a worldwide basis with other securities and financial services firms. Among the principal competitive factors affecting MSDW's Securities business are MSDW's reputation, the quality of its professionals and other personnel, its products and services, relative pricing and its capability in originating and marketing innovative products and services. In recent years, MSDW has experienced increased competition for qualified employees, including from companies engaged in Internet-related businesses and private equity funds, in addition to the traditional competition for employees from the financial services, insurance and management consulting industries. MSDW's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees. MSDW's competitive position is also affected by its ability to access capital at competitive rates (which is generally dependent on MSDW's credit ratings) and to commit capital efficiently, particularly in its capital-intensive investment banking and sales, trading, financing and market-making activities.

  In addition to competition from firms traditionally engaged in the financial services business, MSDW has experienced increasing competition in recent years from other sources, such as commercial banks, insurance companies, online financial services providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and on a worldwide basis. The financial services industry has continued to experience consolidation and convergence as institutions involved in a broad range of financial services industries, such as investment banking, brokerage, asset management, commercial banking and insurance, have merged. Convergence is expected to continue and could result in MSDW's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the passage of the Gramm-Leach-Bliley Act of 1999 (the "GLBA") in the U.S. has allowed commercial banks, securities firms and insurance firms to affiliate, which has accelerated consolidation and led to increasing competition in markets traditionally dominated by investment banks and retail securities firms. The complementary trends in the financial services industry of consolidation and globalization also present technological, risk management and other infrastructure challenges that require effective resource allocation in order for MSDW to remain competitive.

 Regulation

  MSDW's Securities business is, and the securities, commodities and financial services industries generally are, subject to extensive regulation in the U.S. at both the federal and state levels, and internationally. MSDW is subject to the rules and regulations of the various regulatory bodies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

  MS&Co. and DWR are registered as broker-dealers with the Securities and Exchange Commission (the "SEC") and in all 50 states, the District of Columbia and Puerto Rico, and are members of various self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the "NASD"), and various securities exchanges, including the New York Stock Exchange, Inc. (the "NYSE"). Broker-dealers are subject to regulation by securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings against broker-dealers or members, which could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or member or its officers or employees, or other similar consequences. Occasionally, MSDW's subsidiaries have been subject to investigations, other proceedings and fines relating to infractions of various regulations relating to their activities as broker-dealers, none of which, to date, has had a material adverse effect on MSDW or its business.

  Margin lending by certain subsidiaries is subject to the margin rules of the Federal Reserve Board restricting lending in connection with customer purchases of securities, and such subsidiaries are also required by NASD and NYSE rules to impose maintenance requirements on the amount of securities contained in margin accounts. In many cases, MSDW's margin policies are more stringent than these rules.

  As futures commission merchants, MS&Co. and DWR are registered with the Commodity Futures Trading Commission (the "CFTC"), and their activities in the futures and options-on-futures markets are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of MSDW are registered with the CFTC as commodity trading advisers and/or commodity pool operators. MSDW's futures and options-on-futures business is also regulated by the National Futures Association, a not-for-profit membership corporation that the CFTC has designated as a registered futures association, and of which MS&Co. and DWR are members.

  Certain of MSDW's government securities activities are conducted through Morgan Stanley Market Products Inc., a member of the NASD registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of MSDW.

  MSDW's Securities business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in those jurisdictions in which MSDW maintains an office. For example, the Financial Services Authority, the Securities and Futures Authority and a number of exchanges, including the London Stock Exchange and the London International Financial Futures and Options Exchange, regulate MSDW's Securities business in the U.K.; the Deutsche Borse AG, the Bundesaufsichtsamt fur das Kreditwesen (the Federal Banking Supervisory Authority) and Bundesaufsichtsamt fur den Wertpapierhandel (the Federal Securities Trading Supervisory Authority), among others, regulate MSDW's activities in the Federal Republic of Germany; the Financial Services Agency, the Japanese Ministry of Finance, the Bank of Japan and the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate MSDW's Securities business in Japan; the Hong Kong Securities and Futures Commission, The Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate MSDW's Securities operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Derivatives Trading Limited regulate MSDW's business in Singapore.

  As registered broker-dealers and member firms of the NYSE, certain subsidiaries of MSDW, including MS&Co. and DWR, are subject to the SEC's net capital rule, and, as futures commission merchants, MS&Co. and DWR are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements that apply to MSDW's subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. Compliance with the capital requirements may limit MSDW's operations that require the intensive use of capital, such as underwriting, principal investing, trading activities and the financing of customer account balances. Such requirements also restrict MSDW's ability to withdraw capital from its subsidiaries, which in turn may limit MSDW's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect MSDW's ability to pay dividends or to expand or maintain present business levels.

  New legislation or regulation, including any relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC or other U.S. or international governmental, regulatory or self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board) or changes in the interpretation or enforcement of existing laws and regulations, may materially adversely affect the financial condition or results of operation of MSDW.

                               ASSET MANAGEMENT

  At November 30, 2000, MSDW had $502 billion of assets under management or supervision (which includes certain assets managed in the Securities business). MSDW manages and administers a wide range of asset management products for individual and institutional investors through MSDW Advisors, Van Kampen, MSDW Investment Management and Miller Anderson.

Morgan Stanley Dean Witter Advisors

  MSDW Advisors develops, markets and manages a broad spectrum of proprietary open- and closed-end mutual funds, and provides professional money management services on a customized basis to affluent individuals, institutional investors and retirement plan sponsors. MSDW Advisors' assets under management include equities, taxable and tax-exempt fixed income securities and money market instruments. Morgan Stanley Dean Witter Distributors Inc., a wholly-owned subsidiary of MSDW and a registered broker-dealer ("MSDW Distributors"), distributes shares of MSDW Advisors products that are open-end mutual funds and has entered into agreements with DWR and other selected broker-dealers for the marketing and distribution of such products.

Van Kampen Investments

  Van Kampen sponsors and markets open- and closed-end mutual funds for individual and institutional shareholders and provides ongoing evaluation and credit review for equity and fixed income UITs. Mutual fund offerings include a broad range of fixed-income (taxable and tax-exempt) and equity products, some of which are focused domestically and others with international scope. Sponsored UITs include portfolios of equity securities and nationally diversified and single-state insured and uninsured municipal securities and, depending on market demand, also include portfolios of government securities, insured and uninsured corporate debt securities and global fixed income securities. Van Kampen distributes its investment products through a large and diversified network of unaffiliated national and regional broker-dealers, commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("retail distribution firms"), as well as MSDW's financial advisors. Van Kampen has preferred distribution relationships with several unaffiliated retail distributors and a relatively small number of retail distribution firms account for a substantial portion of sales of Van Kampen products.

Morgan Stanley Dean Witter Investment Management and Miller Anderson &
Sherrerd

  MSDW Investment Management and Miller Anderson primarily manage financial assets for institutions around the world, including pension funds, corporations, non-profit organizations and governmental agencies. They offer a full range of equity, fixed income and alternative investments in developed and emerging markets, and a variety of investment styles, including value, growth and blended; active and passive management; and diversified and concentrated portfolios. Products are available through separate account management, pooled vehicles, U.S. and non-U.S. mutual funds and variable annuities. They also offer a broad range of fiduciary services for pension funds and trusts. MSDW distributes certain domestic and international investment products advised or sub-advised by MSDW Investment Management and Miller Anderson through the distribution networks of MSDW Advisors and Van Kampen and other non-proprietary distribution networks. See also "International Private Client Group."

Competition and Regulation

 Competition

  MSDW's Asset Management business competes in the highly competitive investment management industry, in which approximately 8,150 open-end funds held over $6.8 trillion in assets as of November 30, 2000. A number of factors affect competition in the sale of mutual funds, including investment objectives and performance, advertising and sales promotion efforts, fee levels, distribution channels and types and quality of services offered. In addition to fund products offered by other broker-dealers, the funds offered by MSDW compete with funds sold directly by investment management firms and other providers, as well as with other investment alternatives sold by such companies and by other financial institutions.

 Regulation

  MSDW and certain subsidiaries, including MS&Co., DWR, MSDW Advisors and those related to Van Kampen, MSDW Investment Management and Miller Anderson, are registered as investment advisers with the SEC and in certain states. Many aspects of MSDW's investment advisory business are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict MSDW from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on MSDW's engaging in the investment advisory business for specified periods of time, the revocation of registrations, other censures and fines.

  MSDW's Asset Management business is also subject to regulation outside the U.S. For example, the Investment Management Regulatory Organization Limited regulates MSDW's business in the U.K.; the Japanese Ministry of Finance and the Japan Securities Investment Advisors Association regulates MSDW's business in Japan; the Securities and Exchange Board of India regulates MSDW's business in India; and the Monetary Authority of Singapore regulates MSDW's business in Singapore.

  Morgan Stanley Dean Witter Trust FSB ("MSDWT"), a wholly-owned subsidiary of MSDW, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision ("OTS") and by the FDIC. MSDWT is also a registered transfer agent and shareholder servicing agent subject to regulation and examination in such capacity by the SEC. As a result of its ownership of MSDWT, MSDW is registered with the OTS as a unitary savings and loan holding company ("SLHC") and subject to regulation and examination by the OTS as a SLHC.

                                CREDIT SERVICES

  Based on its approximately 42.6 million general purpose credit card accounts as of November 30, 2000, MSDW, through its Credit Services business, is one of the largest single issuers of general purpose credit cards in the U.S. MSDW's Credit Services business includes DFS, which operates Credit Services' proprietary general purpose credit card business, and its Discover Business Services, MSDW's proprietary merchant and cash access network.

Credit Cards and Services

  DFS offers general purpose credit cards designed to appeal to different market segments of consumers for use through Discover Business Services. DFS offers several brands of proprietary cards, including Discover Card, Discover Platinum, the MSDW Card (offered in the U.K. on the Europay/MasterCard network), as well as affinity cards. DFS offers cardmembers various products and financial services, including home loans, credit insurance coverage and auto insurance products. Cardmembers are also offered certificates of deposit and money market accounts as well as the ability to transfer balances from other credit sources.

  DFS also offers cardmembers numerous customer services, including many available online. For instance, cardmembers may register their account online with the Discover Card Account Center, which offers Discover Inter@ctive SM, a menu of free e-mail notifications that regularly inform cardmembers about the status of their accounts, including reminders that a cardmember's credit limit is approaching or that a minimum payment is due. Cardmembers may also view detailed account information online, such as recent transactions and account payments. Cardmembers may pay their Discover Card bills online via the SmartCheck SM payment option at no cost and receive exclusive discounts and special Cashback Bonus(R) awards by shopping online at the Internet
ShopCenter SM. In addition, the Discover desksh.p SM 2.0 virtual credit card enables cardmembers to use a single use credit card number (a unique credit card number used for purchases at a single Web site) for online purchases so that the cardmembers never have to reveal their actual card number online. As of November 30, 2000, DFS had more than 4.5 million cardmembers registered on the Discover Card Account Center.

Merchants

  Discover Card and Discover Platinum, as well as DFS's other proprietary general purpose credit cards (exclusive of the MSDW Card), are accepted only by merchants that are members of the Discover Business Services network. Since its establishment in 1986, the Discover Business Services network has expanded rapidly and is the largest independent credit card network in the U.S., consisting of approximately 4 million merchant and cash access locations accepting credit cards carrying the Discover logo.

  DFS operates both the issuing and acquiring businesses in the U.S. and accordingly retains the entire merchant fee paid for transactions effected through the Discover Business Services network. Because of its independence from the bankcard associations, DFS has the flexibility to provide customized programs to its merchants in such areas as processing and the exchange of business surplus online and to otherwise tailor program terms to meet specific merchant needs. DFS employs its own national sales and support force, as well as some independent sales agents, to increase and maintain its merchant base. In addition, DFS conducts telemarketing operations for the purpose of acquiring merchant business.

Marketing

  DFS, operating through Discover Bank (formerly Greenwood Trust Company) and other domestic banking subsidiaries that issue its proprietary general purpose credit cards, is distinguishable from credit card issuers that are members of bankcard associations because it directly controls the brand image, features, service level and pricing of the Discover Card and its other U.S. proprietary general purpose credit cards to both cardmembers and merchants. In contrast, bankcard association credit card issuers compete directly with other issuers using the same brands and sharing common processes. Because DFS manages all aspects of both cardmember and merchant relationships with respect to its proprietary credit card programs, it can determine and promote its advertising campaign on a consistent, nationwide basis and control the campaign's content, timing and promotional features.

  DFS promotes its proprietary general purpose credit cards through the use of different and distinctive features that are designed to appeal to different consumer bases. For instance, Discover Card and Discover Platinum offer the Cashback Bonus award and no annual fee. Pursuant to the Cashback Bonus award program, each year DFS pays cardmembers up to one percent of their purchase amounts based upon their annual level and type of purchases. The Cashback Bonus award is remitted to cardmembers in the form of a check or as a credit to their accounts. If the Cashback Bonus award is five dollars or more, Discover Platinum offers cardmembers the opportunity to exchange their Cashback Bonus award checks for certificates from participating merchants valued at double the check amounts.

Credit

  Credit reviews are conducted to establish that all cardmembers meet standards of ability and willingness to pay. Applications that are not pre-selected are evaluated by using a credit scoring system (a statistical evaluation model) based on information provided by applicants and by the credit bureaus. Applications not approved under the credit scoring system may be selectively reviewed and approved by DFS's credit analysts.

  Applicants receiving pre-selected solicitations must satisfy DFS's specified criteria. All recipients of pre-selected solicitations have been pre-screened through credit bureaus utilizing industry and customized models. Pre-screening is a process by which an independent credit reporting agency identifies individuals satisfying creditworthiness criteria supplied by DFS (in the form of a point scoring model or other screening factors) that are intended to provide a general indication, based on available information, of such person's ability and willingness to pay their financial obligations. Recipients who respond to DFS's pre-selected solicitations are post-screened prior to enrollment in order to confirm continued satisfaction of DFS's creditworthiness criteria.

  Each cardmember's credit line is reviewed at least annually and may be reviewed more frequently if requested by the cardmember or if DFS deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the applicable account as well as reviewing the cardmember's credit bureau record. Based on an account review the cardmember's credit line may be raised or lowered or the account may be closed. In addition, DFS, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles.

Operations

  DFS performs the functions required to service and operate its proprietary cards' accounts either by itself or through agreements with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services and collection of delinquent accounts. DFS maintains several operations centers throughout the U.S. and one in Scotland. DFS's operations are also supported by systems at computer centers operated by an unaffiliated communication services provider.

Competition and Regulation

 Competition

  MSDW's Credit Services business competes in the highly competitive credit card industry. The credit card market includes other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark) and charge cards and credit cards issued by travel and entertainment companies. Competition centers on merchant acceptance, account acquisition and customer utilization. Merchant acceptance is based on both competitive transaction pricing and the volume and usage of credit cards in circulation. Account and customer utilization are driven by the offering of credit cards with competitive and appealing features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. The credit card industry has seen increased use of advertising, targeted marketing and pricing competition in interest rates, annual fees and reward programs. More recently, issuers have increased their efforts to attract balances from competing sources of credit via low-priced balance transfer programs.

 Regulation

  MSDW conducts portions of its Credit Services business in the U.S. through various wholly-owned indirect subsidiaries that are banking institutions. Discover Bank and Bank of New Castle are state banks chartered under the laws of the State of Delaware, and MSDW Bank is an industrial loan company chartered under the laws of the State of Utah (each a "Domestic Bank" and, collectively, the "Domestic Banks"). Each of the Domestic Banks has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the state banking commissioner of the state in which it is chartered and by the FDIC.

  Generally, a company that controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company and is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System. MSDW is permitted to own Bank of New Castle and MSDW Bank without registering as a bank holding company because neither of these institutions is considered to be a "bank" under the BHCA. Pursuant to the BHCA (as amended by the Competitive Equality Banking Act of 1987 (the "CEBA") and more recently by the GLBA), Discover Bank may engage in either commercial lending or taking demand deposits (but not both), in order for MSDW to maintain its non-bank holding company status under the grandfather provisions of the CEBA amendments to the BHCA.

  Federal and state consumer protection laws and regulations extensively regulate the relationships among cardholders and credit card issuers. Under federal law, each of the Domestic Banks may charge interest at the rate allowed by the law of the state in which it is located and export such interest rate to all other states. The states where the Domestic Banks are domiciled do not limit the amount of interest that may be charged on loans of the types offered by the Domestic Banks. Therefore, each of the Domestic Banks may export interest rates pursuant to federal law. The application of federal and state bankruptcy and debtor relief laws affect MSDW to the extent such laws result in any loans being charged off as uncollectible.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Discover Bank currently uses brokered deposits as a funding source and if it were not able to do so, its funding costs could increase.

  Certain acquisitions of MSDW's common stock may be subject to regulatory approval and notice under federal and state banking law. In addition, Discover Bank would no longer qualify for grandfather rights under CEBA (as amended by the GLBA) if direct or indirect control of Discover Bank were transferred to an unaffiliated third party. In that event, the third party would have to operate in a manner permissible for a bank holding company under the BHCA (as amended by the GLBA).

  Morgan Stanley Dean Witter Bank Limited ("MSDW Bank Limited"), MSDW's chartered bank in the U.K., is governed primarily by the U.K.'s Banking Act 1987. MSDW Bank Limited is subject to regulation related to capital adequacy, consumer protection and deposit protection. The activities of MSDW Bank Limited are supervised by the Financial Services Authority, which conducts periodic examinations of its operations and records, and by the Office of Fair Trading in relation to consumer credit activities.

Item 2. Properties*

  MSDW owns its executive offices, located at 1585 Broadway, New York, New York, where it occupies approximately 958,000 square feet as its New York headquarters. MSDW also owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices and an adjacent 44 acre parcel that is currently planned for further office development.

  In 1999, construction began on a 1,100,000 square foot office tower at 745 Seventh Avenue, New York, New York, which MSDW will own. MSDW leases the land under the building pursuant to a 99-year ground lease. MSDW intends to occupy the building upon project completion, which is anticipated in fiscal 2002.

  MSDW leases 864,000 square feet at Two World Trade Center, New York, New York, pursuant to a lease expiring on May 31, 2006, and also occupies space aggregating approximately 2,000,000 square feet at various other locations in New York City under leases expiring between 2001 and 2013. In addition, MSDW leases space aggregating approximately 417,000 square feet in Brooklyn, New York under a lease expiring in 2013.

  MSDW's London headquarters are located at 25 Cabot Square, Canary Wharf, and occupy approximately 641,000 square feet (inclusive of common areas). MSDW owns the ground lease obligation and the freehold interest in the land and the building. MSDW also leases approximately 350,000 square feet at 20 Cabot Square, Canary Wharf, under a lease arrangement expiring in 2020. In fiscal 2000, MSDW committed to leasing for 25 years an aggregate of approximately 677,000 square feet in two buildings currently under construction at Canary Wharf. The leases are expected to commence in 2001 and 2003.

  MSDW's Tokyo headquarters are located in Sapporo's Yebisu Garden Place, Ebisu, Shibuya-ku, where MSDW occupies approximately 287,058 square feet of office space under a lease arrangement expiring in 2002, but renewable at MSDW's option in two-year increments.

  MSDW's subsidiaries have offices, operations and processing centers and warehouse facilities located throughout the U.S., and certain subsidiaries maintain offices and other facilities in international locations. MSDW's properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Facilities owned or occupied by MSDW and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

Item 3. Legal Proceedings

 MSDW is involved in the following litigation matters:

  I. Term Trust Class Actions. A putative class action, Thomas D. Keeley, et al. v. Dean Witter Reynolds Inc. et al. (the "Keeley Action"), was commenced in the California Superior Court, Orange County, on October 27, 1994 and later consolidated with three similar class actions. Defendants are MSDW, DWR, Dean Witter Distributors, Dean Witter InterCapital Inc., Dean Witter Services Company Inc., TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two DWR employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages. In the Keeley Action, defendants' motions for judgment on the pleadings were denied on June 23, 1997. On June 1, 1998, the plaintiff's motion to certify the class was granted as to a California statewide class and denied as to a nationwide class. On December 14, 2000, the parties announced an agreement, subject to court approval, to settle the matter. On October 13, 1998, three separate state court actions were filed in New Jersey, New York and Florida. The defendants' motions to dismiss the New Jersey and New York actions were granted on February 2, 2000 and May 3, 2000, respectively, and the dismissals were not appealed. The Florida action was removed to the U.S. District Court for the Middle District of Florida on November 10, 1998 and was remanded to state court by order dated October 2, 2000.

--------
* The indicated total aggregate square footage leased by MSDW does not include space occupied by MSDW's securities branch offices.

  On November 20, 2000 the Department of Enforcement of the National Association of Securities Dealers Regulation, Inc. ("NASDR") issued a complaint against DWR and two individual respondents alleging violations of certain NASDR Conduct Rules, including misrepresentation and omissions, in connection with the internal marketing relating to the sale of three TCW/DW Term Trusts in 1992 and 1993. The complaint generally requests sanctions, disgorgement and costs that are not specified in detail. All three respondents filed answers to the complaint denying all material allegations on December 18, 2000.

  II. In re Merrill Lynch, et al. Securities Litigation. On January 19, 1995, a putative class action was filed in the U.S. District Court for the District of New Jersey on behalf of all persons who placed market orders to purchase or sell securities listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") with DWR between November 4, 1992 and November 4, 1994. The complaint, consolidated with another action against other brokerage firms, seeks unspecified damages and alleges that DWR failed to provide best execution of customer market orders for NASDAQ securities. The complaint asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and state law claims for breach of fiduciary duty and unjust enrichment. On December 15, 1995, the district court granted summary judgment in favor of DWR and, on June 19, 1997, a three-judge panel of the U.S. Court of Appeals for the Third Circuit affirmed. On January 30, 1998, the full Court of Appeals, sitting in banc, reversed and remanded the action to the district court for further proceedings. On April 30, 1998, a petition for a writ of certiorari to the U.S. Supreme Court was filed by the defendants. On June 12, 1998, plaintiffs filed a motion for leave to file an amended complaint to extend the end date for the class period from November 4, 1994 to August 28, 1996 and to name new class representatives. On July 21, 1998, the Magistrate granted the plaintiffs' motion to file an amended complaint. Defendants have appealed that ruling to the district court judge. On October 5, 1998, the U.S. Supreme Court denied the petition for certiorari. On November 8, 1999, the district court denied plaintiffs' motion for class certification. The U.S. Court of Appeals for the Third Circuit agreed to hear plaintiffs' appeal of the denial of class certification by order dated May 12, 2000.

  III. Penalty Bid Litigation. On or about August 21, 1998, a purported class action complaint, Friedman, et al. v. Salomon Smith Barney, et al., was filed in the U.S. District Court for the Southern District of New York against MSDW and nine other underwriters of securities. An amended complaint dated February 15, 1999, was filed against MSDW and sixteen other underwriters of securities. The amended plaintiff class purports to consist of all retail brokerage customers who purchased securities in public offerings from defendants and their alleged co-conspirators at artificially inflated prices. The amended complaint alleges that defendants and their co-conspirators engaged in anti-competitive activity with respect to the distribution of securities in public offerings by agreeing (i) to discourage retail customers from "flipping" or selling shares purchased in public offerings prior to the expiration of a purported "retail restricted period" (a period alleged to have been arbitrarily set by the syndicate manager during which restraints on retail accounts are imposed), and/or (ii) to penalize retail customers who "flipped," and/or (iii) otherwise to prevent retail customers from "flipping." The amended complaint also alleges that similar restraints were not imposed on institutional purchasers of shares in public offerings. The amended complaint alleges violations of Section 1 of the Sherman Act and breach of fiduciary duty, and seeks compensatory, treble and punitive damages in unspecified amounts, injunctive relief, costs and expenses, including attorneys', accountants' and experts' fees. On December 7, 2000, defendants' motion to dismiss was granted with prejudice. On January 22, 2001, plaintiffs' motion for reconsideration was denied.

  Another purported class action, captioned Myers v. Merrill Lynch & Co., Inc., et al., was filed on or about August 17, 1998 in California Superior Court, San Francisco County, against Merrill Lynch & Co., Inc., Paine Webber Group Incorporated, MSDW, Travelers Group Inc., Legg Mason Inc., H.J. Meyers & Co., Inc. and The Bear Stearns Companies Inc. The complaint alleges that defendants sold the stock of public companies to investors in public offerings without disclosing the existence of restrictions on "flipping" and serious conflicts of interest with investors resulting from financial and other penalties imposed on brokers and clients for "flipping." The complaint also alleges that similar restrictions were not imposed on larger institutional purchasers of stock in those offerings. The complaint asserts claims for unfair competition and false advertising under various sections of the California Business and Professions Code (the "Business Code"), negligent misrepresentations under the California Civil Code and unfair, fraudulent and unlawful business practices under the Business Code. The complaint seeks injunctive relief and an award of costs and expenses, including attorneys' and experts' fees. On September 15, 1998, the action was removed to the U.S. District Court for the Northern District of California. On October 30, 1998, defendants filed a motion to dismiss the complaint. On August 23, 1999, the court denied plaintiffs' motion to remand the action and granted a motion filed by certain defendants to dismiss the complaint on the grounds of preemption. On September 23, 1999, plaintiffs appealed the decision to the U.S. Court of Appeals for the Ninth Circuit.

  IV. IPO Fee Litigation. On March 15, 1999, a consolidated amended complaint (consolidating three purported class action complaints filed in November and December of 1998 in the U.S. District Court for the Southern District of New
York), captioned In re Public Offering Fee Antitrust Litigation, was filed against MSDW and 24 other underwriters in the U.S. District Court for the Southern District of New York. The consolidated amended complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell IPO securities of U.S. companies by invariably setting the underwriters' spread at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief, as well as costs, including reasonable attorneys' fees. On April 29, 1999, defendants filed a motion to dismiss the amended complaint. On July 21, 2000, plaintiffs filed a motion to amend the complaint to add an issuer plaintiff.

  Two additional purported class actions were filed by issuer plaintiffs against MSDW and other underwriters, captioned CHS Electronics, Inc. v. Credit Suisse First Boston Corporation, et al. (U.S. District Court for the Southern District of Florida on or about August 3, 2000) and Weinman v. Salomon Smith Barney Inc., et al. (U.S. District Court for the Southern District of New York on or about October 13, 2000), respectively. By court order, both actions were consolidated with In re Public Offering Fee Antitrust Litigation on January 12, 2001.

  On February 9, 2001, the court in In re Public Offering Fee Antitrust Litigation dismissed the consolidated amended complaint with prejudice and also denied plaintiffs' motion to further amend the complaint to add an issuer plaintiff. The CHS Electronics and Weinman actions were not affected by this decision.

  V. Other. In addition to the matters described above, MSDW, including MS&Co. and DWR, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which include large claims for punitive damages. MSDW, including MS&Co. and DWR, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties or fines.

  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases, such as some of those described above in which substantial damages are sought, MSDW cannot state what the eventual outcome of pending matters will be. MSDW is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of MSDW, but may be material to MSDW's operating results for any particular period, depending on the level of MSDW's income for such period.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning executive officers of MSDW (all of whom are members of MSDW's Management Committee) as of February 16, 2001.

        Name and Age               Present Title and Principal Occupation
        ------------               --------------------------------------
 Philip J. Purcell, 57...... Chairman of the Board of Directors and Chief
                             Executive Officer of MSDW since the Merger. Mr.
                             Purcell was the Chairman of the Board of Directors
                             and Chief Executive Officer of Dean Witter
                             Discover from 1986 until the Merger. He is a
                             trustee or director of approximately 100
                             registered investment companies for which MSDW
                             Advisors serves as investment manager or
                             investment adviser. Mr. Purcell is also a director
                             of AMR Corporation.

 John J. Mack, 56*.......... President, Chief Operating Officer and Director of
                             MSDW since the Merger. Mr. Mack was the President
                             of Morgan Stanley from June 1993 until the Merger.
                             He was a Director and a Managing Director of
                             Morgan Stanley from December 1987 until the
                             Merger.

 Tarek F. Abdel-Meguid, 45.. Head of MSDW's Worldwide Investment Banking
                             Division since September 2000. Mr. Abdel-Meguid was deputy head of MSDW's Worldwide Investment
                             Banking Division from 1997 until September 2000 and was deputy head and then head of Morgan
                             Stanley's Corporate Finance Department from June
                             1995 until the Merger. He has been a Managing
                             Director of MS&Co. since 1991.

 Stephen S. Crawford, 36*... Executive Vice President and Chief Strategic and
                             Administrative Officer of MSDW since June 2000.
                             Mr. Crawford joined Morgan Stanley in 1986 and has been a Managing Director of MS&Co. since 1998.

 Zoe Cruz, 46............... Head of MSDW's Worldwide Fixed Income Division
                             since September 2000. Ms. Cruz was head of MSDW's
                             Foreign Exchange Division from August 1993 until
                             September 2000. Ms. Cruz has been a Managing
                             Director of MS&Co. since 1990.

 John P. Havens, 44......... Head of MSDW's Worldwide Institutional Equity
                             Division since September 2000. Mr. Havens has been
                             a Managing Director of MS&Co. since January 1990.

 Donald G. Kempf, Jr., 63... Executive Vice President, Chief Legal Officer and
                             Secretary of MSDW since December 1999. Prior to joining MSDW, Mr. Kempf had been a partner at the law firm of Kirkland & Ellis from 1971 and a member of its management committee from 1981 until 1998.

 Mitchell M. Merin, 47...... President and Chief Operating Officer of the Asset
                             Management Division since December 1998. Mr. Merin
                             has been President and Director of MSDW Advisors
                             since April 1997 and its Chief Executive Officer
                             since June 1998. He was Executive Vice President
                             and Chief Administrative Officer of Dean Witter
                             Discover from 1994 until the Merger. He is
                             President of approximately 100 registered
                             investment companies for which MSDW Advisors
                             serves as investment manager or investment
                             adviser. He is also a trustee or director of
                             approximately 25 registered investment companies
                             for which Van Kampen (or a subsidiary thereof)
                             serves as investment manager or investment
                             adviser.

       Name and Age               Present Title and Principal Occupation
       ------------               --------------------------------------

 David W. Nelms, 39....... President and Chief Operating Officer of Discover
                           Financial Services and Chairman of Discover Bank
                           since September 1998. Mr. Nelms was a senior
                           executive from 1992 until 1998 at MBNA America Bank
                           where his last position was Vice Chairman.

 Stephan F. Newhouse, 53.. Co-President and Chief Operating Officer of MSDW's
                           Institutional Securities Group since September 2000 and Chairman of Morgan Stanley International
                           Incorporated since January 2001. Mr. Newhouse was deputy head of MSDW's Institutional Securities Group from December 1997 until September 2000.
                           Mr. Newhouse has been a Director and Vice Chairman of MS&Co. since December 1997 and a Managing
                           Director of MS&Co. since 1988.

 Vikram S. Pandit, 44..... Co-President and Chief Operating Officer of MSDW's
                           Institutional Securities Group since September 2000.
                           Mr. Pandit was head of MSDW's Worldwide
                           Institutional Equity Division from the Merger until
                           September 2000. Mr. Pandit was head of Morgan
                           Stanley's Equity Division from January 1997 until
                           the Merger and was head of Morgan Stanley's Equity
                           Derivatives business from May 1994 until December
                           1996. Mr. Pandit has been a Managing Director of
                           MS&Co. since January 1990.

 Joseph R. Perella, 59.... Chairman of MSDW's Institutional Securities Group
                           since September 2000. Mr. Perella was head of MSDW's
                           Worldwide Investment Banking Division from the
                           Merger until September 2000. He was head of Morgan
                           Stanley's Investment Banking Division from January
                           1997 until the Merger and was head of Morgan
                           Stanley's Corporate Finance Department from May 1995
                           until December 1996. He has been a Director of
                           MS&Co. since March 1994 and a Managing Director of
                           MS&Co. since November 1993.

 John H. Schaefer, 48..... President and Chief Operating Officer of MSDW's
                           Individual Investor Group since June 2000. Mr.
                           Schaefer was Executive Vice President and Chief
                           Strategic and Administrative Officer of MSDW from
                           June 1998 until June 2000. Mr. Schaefer was head of
                           Corporate and Strategic Planning for MSDW from the
                           Merger until June 1998. Mr. Schaefer was Executive
                           Vice President and Director of Corporate Finance for
                           Dean Witter Discover from 1991 until the Merger.

 Robert G. Scott, 55*..... Executive Vice President and Chief Financial Officer
                           of MSDW since the Merger. Mr. Scott was the head of
                           Morgan Stanley's Investment Banking Division from
                           1994 to 1996 and has been a Director and a Managing
                           Director of MS&Co. since 1979.

--------
* Mr. Mack resigned from MSDW and the Board of Directors, effective March 21, 2001. Mr. Scott has been named to succeed Mr. Mack as President, Chief Operating Officer and a member of the Board (term expiring in 2003) and Mr. Crawford has been named to succeed Mr. Scott as Chief Financial Officer.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fiscal quarter ended November 30, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  MSDW's common stock trades on the NYSE and The Pacific Exchange. MSDW had approximately 130,000 stockholders of record at November 30, 2000; however, the number of beneficial owners of common stock is believed to exceed this number.

  Set forth below is the low and high sales prices per share of MSDW's common stock for each full quarterly period within the two most recent fiscal periods and the frequency and amount of any cash dividends declared per share of MSDW's common stock for the two most recent fiscal periods.

                                                    Low       High
                                                 Sale Price Sale Price Dividends
                                                 ---------- ---------- ---------
   Fiscal 2000:
     Fourth Quarter.............................   $60.63    $110.00     $0.20
     Third Quarter..............................   $70.13    $108.50     $0.20
     Second Quarter.............................   $62.38    $ 97.38     $0.20
     First Quarter..............................   $58.63    $ 71.44     $0.20

   Fiscal 1999:(1)
     Fourth Quarter.............................   $42.00    $ 63.75     $0.12
     Third Quarter..............................   $40.50    $ 52.59     $0.12
     Second Quarter.............................   $44.28    $ 58.47     $0.12
     First Quarter..............................   $31.16    $ 48.94     $0.12

--------
(1) Amounts have been retroactively adjusted to give effect to a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

  To enhance its ongoing stock repurchase program, during the quarter ended November 30, 2000, MSDW sold European-style put options on an aggregate of 3.5 million shares of its common stock, of which put options on 3 million shares remained outstanding at November 30, 2000. The sale of these put options, which were made as private placements to third parties, generated proceeds to MSDW of approximately $14.9 million. At November 30, 2000, the outstanding put options had various maturity dates that ranged from January 2001 through April 2001. The outstanding put options entitled the holders to sell common stock to MSDW at prices ranging from $72.00 to $81.88 per share.

Item 6. Selected Financial Data

                        MORGAN STANLEY DEAN WITTER & CO.

                            SELECTED FINANCIAL DATA
             (dollars in millions, except share and per share data)

                                                  Fiscal Year(1)
                                      ----------------------------------------
                                       2000    1999    1998     1997    1996
                                      ------- ------- -------  ------- -------
Income Statement Data:
Revenues:
  Investment banking................. $ 5,008 $ 4,523 $ 3,340  $ 2,694 $ 2,190
  Principal transactions:
    Trading..........................   7,393   5,830   3,159    3,191   2,659
    Investments......................     193     725      89      463      86
Commissions..........................   3,645   2,774   2,208    2,066   1,776
Fees:
  Asset management, distribution and
   administration....................   4,219   3,324   3,003    2,525   1,732
  Merchant and cardmember............   1,780   1,492   1,647    1,704   1,505
  Servicing..........................   1,450   1,194     928      762     809
Interest and dividends...............  21,234  14,880  16,386   13,583  11,288
Other................................     491     248     282      144     126
                                      ------- ------- -------  ------- -------
  Total revenues.....................  45,413  34,990  31,042   27,132  22,171
Interest expense.....................  18,176  12,515  13,464   10,806   8,934
Provision for consumer loan losses...     810     529   1,173    1,493   1,214
                                      ------- ------- -------  ------- -------
  Net revenues.......................  26,427  21,946  16,405   14,833  12,023
                                      ------- ------- -------  ------- -------
Non-interest expenses:
  Compensation and benefits..........  10,936   8,398   6,636    6,019   5,071
  Other..............................   7,000   5,820   5,069    4,466   3,835
  Merger-related expenses............     --      --      --        74     --
                                      ------- ------- -------  ------- -------
  Total non-interest expenses........  17,936  14,218  11,705   10,559   8,906
                                      ------- ------- -------  ------- -------
Gain on sale of businesses...........      35     --      685      --      --
                                      ------- ------- -------  ------- -------
Income before income taxes and
 cumulative effect of accounting
 change..............................   8,526   7,728   5,385    4,274   3,117
Provision for income taxes...........   3,070   2,937   1,992    1,688   1,137
                                      ------- ------- -------  ------- -------
Income before cumulative effect of
 accounting change...................   5,456   4,791   3,393    2,586   1,980
Cumulative effect of accounting
 change..............................     --      --     (117)     --      --
                                      ------- ------- -------  ------- -------
Net income........................... $ 5,456 $ 4,791 $ 3,276  $ 2,586 $ 1,980
                                      ======= ======= =======  ======= =======
Earnings applicable to common
 shares(2)........................... $ 5,420 $ 4,747 $ 3,221  $ 2,520 $ 1,914
                                      ======= ======= =======  ======= =======
Per Share Data(3):
Earnings per common share:
  Basic before cumulative effect of
   accounting change................. $  4.95 $  4.33 $  2.90  $  2.19 $  1.67
  Cumulative effect of accounting
   change............................     --      --    (0.10)     --      --
                                      ------- ------- -------  ------- -------
  Basic.............................. $  4.95 $  4.33 $  2.80  $  2.19 $  1.67
                                      ======= ======= =======  ======= =======
  Diluted before cumulative effect of
   accounting change................. $  4.73 $  4.10 $  2.76  $  2.08 $  1.58
  Cumulative effect of accounting
   change............................     --      --    (0.09)     --      --
                                      ------- ------- -------  ------- -------
  Diluted............................ $  4.73 $  4.10 $  2.67  $  2.08 $  1.58
                                      ======= ======= =======  ======= =======

                                                     Fiscal Year(1)
                          -------------------------------------------------------------------------
                              2000           1999           1998           1997           1996
                          -------------  -------------  -------------  -------------  -------------
Book value per common
 share..................  $       16.91  $       14.85  $       11.94  $       11.06  $        9.22
Dividends per common
 share..................  $        0.80  $        0.48  $        0.40  $        0.28  $        0.22

Balance Sheet and Other
Operating Data:
Total assets............  $     426,794  $     366,967  $     317,590  $     302,287  $     238,860
Consumer loans, net.....         21,090         20,229         15,209         20,033         21,262
Total capital(4)........         49,637         39,699         37,922         33,577         31,152
Long-term
 borrowings(4)..........         30,366         22,685         23,803         19,621         19,450
Shareholders' equity....         19,271         17,014         14,119         13,956         11,702
Return on average common
 shareholders' equity...           30.9%          32.6%          24.5%          22.0%          20.0%
Average common and
 equivalent
 shares(2)(3)...........  1,095,858,438  1,096,789,720  1,151,645,450  1,149,636,466  1,146,713,860

--------
(1) Fiscal 1996 represents the combination of Morgan Stanley Group Inc.'s financial statements for the fiscal year ended November 30 with Dean Witter, Discover & Co.'s financial statements for the year ended December 31.

(2) Amounts shown are used to calculate basic earnings per common share.

(3) Amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

(4) These amounts exclude the current portion of long-term borrowings and include Capital Units and Preferred Securities Issued by Subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Introduction

The Company

  Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Asset Management business provides global asset management products and services to individual and institutional investors primarily through Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean WitterSM Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

  The Company's results of operations for the 12 months ended November 30, 2000 ("fiscal 2000"), November 30, 1999 ("fiscal 1999") and November 30, 1998
("fiscal 1998") are discussed below.

Results of Operations

Certain Factors Affecting Results of Operations

  The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet to conduct electronic commerce and the continued development of electronic communications trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative, legal and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

  The Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into mutual funds and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Asset Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

  The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Securities business are the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Asset Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In Credit Services, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

  In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry has continued to experience consolidation and convergence as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the passage of the Gramm-Leach-Bliley Act in the U.S., effectively repealing certain sections of the 1933 Glass-Steagall Act, has allowed commercial banks, securities firms and insurance firms to affiliate, which has accelerated consolidation and may lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms.

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

  As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, evaluating credit product pricing, managing risks in the Securities, Asset Management and Credit Services businesses, and managing costs. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

  The Company believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to the Company and has led to significant changes and innovations in the financial markets and financial services industry as a whole. The Company's initiatives in this area have included Web-enabling existing businesses or enhancing client communication and access to information and services as well as making investments, or otherwise participating, in alternative trading systems, electronic communications networks and related businesses or technologies. The Company expects to continue to augment these initiatives in the future.

Global Market and Economic Conditions in Fiscal 2000

  Global market and economic conditions during fiscal 2000 were generally more challenging in comparison with those experienced during the prior fiscal year. During fiscal 1999 and the first half of fiscal 2000, the vigorous pace of global economic expansion frequently gave rise to indications of increasing inflationary pressures. In an effort to mitigate these conditions, several interest rate increases were initiated by major central banks globally, particularly in the U.S. and Europe, which increased corporate and consumer borrowing costs. As a result of the rising global interest rate environment and a sharp rise in the level of energy prices, it appeared more likely that the rate of global economic growth would decelerate in the future. These conditions, coupled with indications of slowing corporate earnings growth, led to difficult conditions in global equity and fixed income securities markets, particularly during the latter half of fiscal 2000. However, despite the presence of less favorable global market and economic conditions, the Company achieved record results in fiscal 2000 as each of its three business segments (Securities, Asset Management and Credit Services) generated record levels of net income. The Company's Securities business benefited from record revenues in its investment banking, equity trading and commodity trading activities and ended the fiscal year with record levels of financial advisors and customer accounts. In the Company's Asset Management business, customer assets under management or supervision increased to record levels during fiscal 2000, while results in the Company's Credit Services business reflected a continued improvement in the credit quality of cardmember receivables as well as record levels of cardmember transaction volume and managed consumer loans (see "Business Segments" herein).

  In the U.S., the domestic economy exhibited positive fundamentals and a strong rate of growth during much of fiscal 2000. Several favorable economic trends, such as historically low levels of unemployment, high levels of consumer confidence and spending, strong productivity gains and a high demand for imports, continued to persist. However, throughout fiscal 1999 and the first half of fiscal 2000, the ongoing expansion of the U.S. economy, coupled with a tight domestic labor market, increased fears of accelerating inflation. In an effort to slow the U.S. economy and to mitigate inflationary pressures, the Federal Reserve Board (the "Fed") continued to tighten monetary policy during fiscal 2000 by raising the overnight lending rate on two separate occasions by an aggregate of 0.75%. Between June 1999 and May 2000, the Fed raised the overnight lending rate on six occasions aggregating 1.75%. During the latter half of fiscal 2000, there were indications that the Fed's interest rate actions were beginning to have the desired impact on the U.S. economy. However, the prospects for slower economic growth in the future and its impact on corporate earnings contributed to declines in U.S. financial markets as the major stock market indices (the Standard & Poor's 500, the Dow Jones Industrial Average and the NASDAQ) all were lower at the end of fiscal 2000 than at the beginning of the year. The decline in the market values of Internet and technology stocks and high-yield fixed income securities was particularly significant. The sharp rise in global energy prices, coupled with lingering uncertainty over the resolution of the U.S. presidential election, also contributed to periods of increased volatility in the financial markets during the latter half of fiscal 2000. At fiscal year-end, there remained much uncertainty as to whether the Fed would ease its interest rate policy should the indications of slowing economic growth in the U.S. persist in the future.

  Economic conditions within Europe also contributed to periods of heightened volatility in the region's financial markets during fiscal 2000. The rates of economic growth within the U.K. and the European Union (the "EU") were generally strong in the first half of fiscal 2000, although the euro fell to record lows against the U.S. dollar during fiscal 2000 as the growth rate of the U.S. economy continued to outpace the growth rate within the EU. The region's level of economic growth, coupled with the falling value of the euro and the sharp rise in global energy prices, gave rise to fears of accelerating inflation. As a result, during fiscal 2000, the European Central Bank (the "ECB") raised interest rates within the EU on six occasions by an aggregate of 1.75%. The Bank of England also raised interest rates within the U.K. on two occasions by an aggregate of 0.50%. Investor uncertainty as to the region's future growth prospects in light of rising energy prices and a potential slowdown of the U.S. economy contributed to the decline in many of the major stock market indices within the European region during fiscal 2000.

  Economic conditions also were challenging in the Far East during fiscal 2000. In Japan, there were indications that the steps taken by its government to increase economic activity, including bank bailouts, emergency loans, stimulus packages and tax cuts for both individuals and corporations, were beginning to have a favorable impact on the nation's economic performance. As a result, during fiscal 2000, the Bank of Japan raised interest rates by 0.25% amid indications of growing business confidence and industrial production. However, Japan's financial markets were adversely impacted by continuing concerns about the nation's banking system, its growing budget deficit and the economy's future growth prospects. Investors also were concerned with the impact of rising energy prices and the potential for a slowdown in the level of global economic growth, which would have an adverse effect on the level of Japan's exports. Certain financial markets elsewhere in the Far East also experienced declines during fiscal 2000, reflecting lower levels of economic activity. In addition, political instability existed within the region, particularly in Thailand, Indonesia and the Philippines, which had an adverse impact on the region's financial markets during the year.

  The worldwide market for mergers and acquisitions continued to be robust during fiscal 2000. The volume of global merger and acquisition transactions reached record levels and contributed to record revenues by the Company's investment banking business. The merger and acquisition market reflected ongoing consolidation and globalization, and transaction activity was strong across many industries, particularly in the technology, media and telecommunications sectors. The volume of merger and acquisition transactions was particularly strong during the first half of fiscal 2000, while increased volatility in the financial markets adversely impacted transaction activity in the latter part of the year. During fiscal 2000, the level of cross-border transactions remained strong, although the level of activity in the European merger and acquisition markets declined, reflecting volatility in the region's financial markets and the continued depreciation in the value of the euro.

  Similarly, the worldwide market for debt and equity underwriting transactions was generally strong in fiscal 2000, fueled by a need to raise capital to finance merger and acquisition transactions and other strategic initiatives. However, increased uncertainty in the global financial markets significantly reduced transaction volumes during the latter half of fiscal 2000. Declines in the global equity markets led to the postponement or cancellation of many new equity issues, particularly during the fourth quarter of fiscal 2000. Fixed income underwriting activity was negatively affected by the rising global interest rate environment, which increased borrowing costs. The market for new issuances of high-yield fixed income securities was particularly difficult during the latter half of fiscal 2000 as heightened concerns of deteriorating credit quality and rising default rates reduced investor demand for these securities.

  In fiscal 2000, U.S. consumer demand and purchases continued to increase at a strong pace. The relatively strong domestic economy that continued to exist in the U.S. for much of the year enabled consumers to manage finances advantageously while still allowing for steady growth in consumer credit. Similarly, the level of loan losses and personal bankruptcies continued to decline. U.S. economic growth moderated during the latter half of fiscal 2000, reflecting, among other things, the Fed's efforts to slow the rate of economic growth. The Company continued to invest in the growth of its credit card business through the expansion of Discover Business Services, as evidenced by a record number of new merchant enrollments in fiscal 2000, the second consecutive year of achieving record new merchant enrollments. The Company also increased its marketing and solicitation activities with respect to the Discover Card brand, as well as the Morgan Stanley Dean Witter Card in the U.K.

Fiscal 2000 and Fiscal 1999 Results of the Company

  The Company achieved record net income of $5,456 million in fiscal 2000, a 14% increase from fiscal 1999. In fiscal 1999, the Company's net income was $4,791 million, an increase of 46% from fiscal 1998. Fiscal 1998's net income included a net gain of $345 million from the sale of the Company's Global Custody business, its interest in the operations of SPS Transaction Services, Inc. ("SPS") and certain BRAVO(R) Card receivables ("BRAVO") (see "Results of Operations--Business Acquisitions and Dispositions" herein). Fiscal 1998's net income also included a $117 million charge resulting from the cumulative effect of an accounting change. This charge represents the effect of an accounting change adopted in the fourth quarter of fiscal 1998 (effective December 1, 1997) with respect to the accounting for offering costs paid by investment advisors of closed-end funds, where such costs are not specifically reimbursed through separate advisory contracts (see Note 2 to the consolidated financial statements). Excluding the net gain from the sale of the businesses noted above and the charge resulting from the cumulative effect of an accounting change, fiscal 1999's net income increased 57%.

  The Company's income tax rate was 36%, 38% and 37% in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The decrease in fiscal 2000 primarily reflected reduced U.S. state and local taxes. The increase in fiscal 1999 reflected an increase in provisions for certain tax matters, partially offset by reduced U.S. state and local taxes resulting from the resolution of certain audit issues.

  Basic earnings per common share increased 14% to $4.95 in fiscal 2000 and 55% to $4.33 in fiscal 1999. Excluding the net gain from the sale of the businesses noted above and the impact of the cumulative effect of an accounting change, fiscal 1999's basic earnings per common share increased 67%. Diluted earnings per common share increased 15% to $4.73 in fiscal 2000 and 54% to $4.10 in fiscal 1999. Excluding the net gain from the sale of the businesses noted above and the impact of the cumulative effect of an accounting change, fiscal 1999's diluted earnings per common share increased 65%.

  The Company's return on average shareholders' equity was 31%, 33% and 25% in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Excluding the net gain from the sale of the businesses noted above and the impact of the cumulative effect of an accounting change, fiscal 1998's return on average shareholders' equity was 23%.

Business Acquisitions and Dispositions

  In December 2000, the Company announced that it had entered into a definitive agreement to acquire Quilter Holdings Limited ("Quilter"). Quilter is a leading U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The transaction is subject to certain regulatory and other consents and is expected to be completed in the first quarter of fiscal 2001.

  In fiscal 2000, the Company completed its acquisition of Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

  In fiscal 1999, the Company completed its acquisition of Morgan Stanley Dean Witter, S.V., S.A. (formerly AB Asesores), the largest independent financial services firm in Spain. Morgan Stanley Dean Witter, S.V., S.A. has leading positions in personal investment, asset management, institutional research and brokerage. Through its financial advisors, it offers its individual investors proprietary mutual funds and other financial products. The Company's fiscal 1999 results include the operations of Morgan Stanley Dean Witter, S.V., S.A. since March 25, 1999, the date of acquisition.

  In fiscal 1998, the Company completed the sale of its Global Custody business. At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to the buyer. As a result of the resolution of these payments and purchase price adjustments, during fiscal 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of the Global Custody business.

  In fiscal 1998, the Company sold its interest in the operations of SPS, a 73%-owned, publicly held subsidiary of the Company. In addition, the Company sold certain credit card receivables relating to its discontinued BRAVO Card. The Company's aggregate net pre-tax gain resulting from these transactions was $362 million.

  In addition, during fiscal 1998, the Company sold its Prime Option SM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank of Delaware, N.A., and its Correspondent Clearing business. The gains resulting from the sale of these businesses were not material to the Company's results of operations or financial condition.

Business Segments

  The remainder of "Results of Operations" is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its three business segments:
Securities, Asset Management and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. The segment data presented below reflect the Company's fiscal 1999 adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to the adoption of SFAS No. 131, the Company had presented the results of its Securities and Asset Management segments on a combined basis. The following discussion excludes the cumulative effect of the accounting change in references to fiscal 1998 net income. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                                  SECURITIES

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                        Fiscal  Fiscal  Fiscal
                                                         2000    1999    1998
                                                        ------- ------- -------
Revenues:
 Investment banking.................................... $ 4,881 $ 4,430 $ 3,314
 Principal transactions:
  Trading..............................................   7,393   5,830   3,159
  Investments..........................................     133     712     390
 Commissions...........................................   3,629   2,770   2,208
 Asset management, distribution and administration
  fees.................................................   1,967   1,374   1,079
 Interest and dividends................................  18,308  12,573  13,405
 Other.................................................     491     248     250
                                                        ------- ------- -------
  Total revenues.......................................  36,802  27,937  23,805
Interest expense.......................................  16,822  11,625  12,305
                                                        ------- ------- -------
  Net revenues.........................................  19,980  16,312  11,500
                                                        ------- ------- -------
Compensation and benefits..............................   9,557   7,225   5,428
Occupancy and equipment................................     621     493     419
Brokerage, clearing and exchange fees..................     425     378     354
Information processing and communications..............     986     756     591
Marketing and business development.....................     706     511     414
Professional services..................................     817     578     445
Other..................................................     631     507     408
                                                        ------- ------- -------
  Total non-interest expenses..........................  13,743  10,448   8,059
                                                        ------- ------- -------
Income before income taxes.............................   6,237   5,864   3,441
Provision for income taxes.............................   2,190   2,183   1,199
                                                        ------- ------- -------
Net income............................................. $ 4,047 $ 3,681 $ 2,242
                                                        ======= ======= =======

  Securities provides a wide range of financial products, services and investment advice to individual and institutional investors. Securities business activities are conducted in the U.S. and throughout the world and include investment banking, institutional sales and trading, full-service brokerage services and principal investing activities. At November 30, 2000, the Company's financial advisors provided securities and investment services to more than 5.4 million client accounts in the U.S. and had client assets of $659 billion. The Company had the second largest financial advisor sales organization in the U.S. On a global basis, the Company had 13,910 professional financial advisors at November 30, 2000.

  Securities achieved record net revenues of $19,980 million and record net income of $4,047 million in fiscal 2000, increases of 22% and 10%, respectively, from fiscal 1999. In fiscal 1999, Securities net revenues and net income increased 42% and 64%, respectively, from fiscal 1998. In both fiscal 2000 and fiscal 1999, the levels of net revenues and net income in the Company's Securities business reflected a strong global market for mergers and acquisitions and securities underwritings, higher principal trading and commission revenues, higher levels of customer trading volume and the continued increase in the levels of client accounts and asset balances. The results of both years were partially offset by increased costs for incentive-based compensation, as well as increased non-compensation expenses associated with the Company's higher level of global business activities. In addition, fiscal 2000's results were negatively affected by more difficult economic and market conditions during the latter half of the year, which reduced the volume of merger and acquisition and underwriting transactions and contributed to a more difficult trading environment. In fiscal 2000, declines in certain equity markets also resulted in unrealized losses in the Company's private equity business.

 Investment Banking

  Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

                                                         Fiscal Fiscal Fiscal
                                                          2000   1999   1998
                                                         ------ ------ ------
                                                             (dollars in
                                                              millions)
   Advisory fees from merger, acquisition and
    restructuring transactions.......................... $2,137 $1,886 $1,322
   Equity underwriting revenues.........................  1,741  1,272    815
   Fixed income underwriting revenues...................  1,003  1,272  1,177
                                                         ------ ------ ------
   Total investment banking revenues.................... $4,881 $4,430 $3,314
                                                         ====== ====== ======

  Investment banking revenues increased 10% to record levels in fiscal 2000, surpassing the Company's previous record attained in fiscal 1999. Revenues in fiscal 2000 reflected higher advisory fees from merger, acquisition and restructuring transactions and increased revenues from underwriting equity securities, partially offset by lower revenues from underwriting fixed income securities. In fiscal 1999, the 34% increase in investment banking revenues reflected higher advisory fees from merger, acquisition and restructuring transactions as well as increased revenues from underwriting both equity and fixed income securities.

  The worldwide merger and acquisition markets remained robust with $3.5 trillion of activity announced during calendar year 2000 (per Thomson Financial Securities Data), an increase of 6% over 1999's then-record volume. The pace of transactions slowed, however, during the fourth quarter as activity in Europe declined. During calendar year 2000, the Company's volume of announced merger and acquisition transactions surpassed $1 trillion for the second consecutive year. In fiscal 2000, the high level of transaction activity reflected the continuing trends of consolidation and globalization as well as a high level of merger and acquisition transaction volume in the technology, media and telecommunications sectors. However, transaction volume decreased in the latter half of fiscal 2000 as volatility in the global equity markets and a decrease in equity valuations reduced the purchasing power of potential acquirers. The high transaction volumes in the merger and acquisition markets, coupled with the Company's global presence and strong market share, had a positive impact on advisory fees, which increased 13% in fiscal 2000. The 43% increase in advisory fees in fiscal 1999 also reflected high transaction volumes resulting from the strong global market for merger, acquisition and restructuring activities as well as increased revenues from real estate advisory transactions.

  Equity underwriting revenues increased 37% to a record level in fiscal 2000, reflecting the Company's strong global market share. Equity underwriting revenues also benefited from a high volume of equity issuances, particularly in the technology, telecommunications and energy sectors. However, new issue volume declined toward the end of fiscal 2000 due to difficult conditions in the global financial markets, including reduced investor confidence. Equity underwriting revenues increased 56% in fiscal 1999 and reflected a high volume of equity offerings and the Company's strong global market share. In fiscal 1999, the Company's equity underwriting revenues benefited from favorable global economic conditions, which led major equity market indices higher and new issue activity to then-record levels. The primary market for equity issuances was particularly strong in the U.S. and in Europe and reflected the Company's participation in some of the year's largest transactions and its leadership in the underwriting of technology-related issuances.

  Fixed income underwriting revenues decreased 21% in fiscal 2000. The volume of fixed income underwriting transactions was adversely affected by a higher interest rate environment in both the U.S. and Europe, resulting in higher borrowing costs. Revenues from underwriting global high-yield fixed income securities declined significantly, reflecting difficult conditions in this market sector. In addition, investor demand for these securities declined due to heightened concerns over credit quality. Revenues from underwriting derivative fixed income products also declined. These decreases were partially offset by higher revenues from securitized debt issuances, resulting from an increased volume of asset-backed transactions. Revenues from fixed income underwriting increased 8% in fiscal 1999. The volume of fixed income underwritings was generally strong during much of fiscal 1999, reflecting favorable global market conditions. In addition, the relatively low levels of interest rates in the U.S. during much of the year allowed issuers to take advantage of lower borrowing costs. The European Economic and Monetary Union, which permitted many corporate issuers to access the euro-denominated credit market, and the need for strategic financing in light of the robust global market for mergers and acquisitions also had a favorable impact on the volume of fixed income underwriting transactions. Higher revenues from underwriting derivative fixed income products also contributed to the increase in fiscal 1999.

 Principal Transactions

  Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account.

  Principal transaction trading revenues were as follows:

                                                           Fiscal Fiscal Fiscal
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               (dollars in
                                                                millions)
   Equities............................................... $4,705 $3,065 $2,048
   Fixed income...........................................  1,760  1,937    331
   Foreign exchange.......................................    349    397    587
   Commodities............................................    579    431    193
                                                           ------ ------ ------
   Total principal transaction trading revenues........... $7,393 $5,830 $3,159
                                                           ====== ====== ======

  Principal transaction trading revenues increased 27% in fiscal 2000, primarily reflecting higher equity and commodity trading revenues, partially offset by a decline in fixed income and foreign exchange trading revenues. Principal transaction trading revenues increased 85% in fiscal 1999, primarily reflecting higher fixed income, equity and commodity trading revenues, partially offset by a decline in foreign exchange trading revenues.

  Equity trading revenues increased 54% to a record level in fiscal 2000, reflecting higher revenues from both cash and derivative equity products. Higher revenues from trading in equity cash products were primarily driven by significantly increased levels of customer trading volumes and volatility in both over-the-counter and listed securities, particularly in the U.S. and Europe. Revenues from equity derivative products also benefited from these conditions. Higher revenues from certain proprietary trading activities also contributed significantly to the increase in equity trading revenues. In fiscal 1999, equity trading revenues increased 50%, primarily reflecting higher revenues from equity cash products. The increase was primarily driven by higher levels of customer trading volumes in both listed and over-the-counter securities, particularly in the U.S. and Europe, as generally favorable global market and economic conditions increased investor demand for equity securities. Higher revenues from trading equity derivative products, which benefited from strong trading volumes and periods of market volatility, and certain proprietary trading activities also contributed significantly to the increase.

  Fixed income trading revenues decreased 9% in fiscal 2000, primarily reflecting lower revenues from global high-yield and investment grade fixed income securities. Trading revenues from global high-yield fixed income securities decreased significantly due to lighter trading activity and decreased market liquidity, which resulted in markdowns of certain high-yield positions. During fiscal 2000, several high-yield issuers experienced financial difficulties, triggering an increased number of credit downgrades and defaults, particularly in the telecommunications sector. As a result, investors became more concerned about the credit quality of issuers, particularly during the latter half of fiscal 2000. Revenues from investment grade fixed income securities also declined, reflecting more difficult market conditions, which resulted in reduced liquidity and widening credit spreads. These decreases were partially offset by higher revenues from trading derivative and government agency products. In fiscal 1999, fixed income trading revenues increased 485%, primarily reflecting higher revenues from investment grade, high-yield and securitized fixed income securities as well as swap transactions. Fiscal 1999's revenues benefited from significantly improved conditions in the global fixed income markets as compared with the periods of extreme volatility and illiquidity that existed at the end of fiscal 1998. During the first half of fiscal 1999, the continuing recovery of global economic and market conditions led to strong investor demand for fixed income products and contributed to high transaction volumes. In addition, fears of accelerating inflation in the U.S. and the interest rate actions taken by the Fed and the ECB resulted in periods of volatility in the global fixed income markets, which resulted in increased trading opportunities. Market conditions and trading volumes were more moderate during the latter half of fiscal 1999, primarily reflecting a rising interest rate environment in the U.S. and Europe.

  Foreign exchange revenues decreased 12% in fiscal 2000, reflecting lower levels of trading volumes and volatility in the global foreign exchange markets. Trading volumes were negatively affected by the exit of certain hedge funds from the foreign exchange market and by reduced liquidity in the Japanese yen and euro markets. During fiscal 2000, volatility levels between the U.S. dollar and Japanese yen decreased to a 10-year low, creating reduced market liquidity. In addition, the euro continued to depreciate against the U.S. dollar, reflecting the strong relative performance of the U.S. economy. However, at the end of fiscal 2000, economic indicators in the U.S. signaled a potential slowing of the economy, and, as a result, the euro strengthened against the U.S. dollar. In fiscal 1999, foreign exchange revenues declined 32% from the record level of revenues achieved in fiscal 1998. The decrease primarily reflected reduced customer trading volumes and lower levels of volatility in the global foreign exchange markets as compared with the prior year.

  Commodity trading revenues rose 34% to a record level in fiscal 2000, primarily driven by higher revenues from certain energy-related products, including electricity, natural gas and crude oil. Trading revenues from energy-related products benefited from periods of rising prices and increased volatility across the entire energy sector. Such conditions were primarily attributable to low inventory levels, strong demand and concerns regarding the adequacy of production levels. In fiscal 1999, commodities trading revenues rose 123%, primarily driven by higher revenues from certain energy-related products, including crude oil, refined energy products, electricity and natural gas. Revenues from trading energy-related products benefited from the sharp rise in energy prices that occurred during the latter half of fiscal 1999. Increases in energy prices were primarily attributable to strong demand for energy products, relatively low inventory levels and reduced production volumes. Revenues from natural gas trading benefited from periods of price volatility during the year, which was primarily attributable to changing weather conditions and varying levels of demand. Higher revenues from metals trading also contributed to the increase.

  Principal transaction investment revenues aggregating $133 million were recognized in fiscal 2000 as compared with $712 million in fiscal 1999. Fiscal 2000's revenues included realized gains from certain of the Company's private equity investments, including Commerce One, Inc. and Equant N.V., as well as gains from the Company's other principal investment activities. These gains were partially offset by unrealized losses in the private equity business, reflecting difficult market conditions in the telecommunications, technology and Internet sectors. Fiscal 1999's revenues reflected a record level of revenues recorded by the Company's private equity business and included realized and unrealized gains from the Company's positions in Equant N.V. and Knight/Trimark Group Inc. Net gains from increases in the value of certain other private equity and venture capital investments also contributed to fiscal 1999's results.

  Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments are generally subject to sales restrictions. Moreover, estimates of the eventual realizable value of the investments fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

 Commissions

  Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues increased 31% in fiscal 2000, primarily reflecting higher revenues from equity cash products from markets located in Europe, the U.S. and the Far East. Revenues from European markets benefited from a significant increase in market volumes, particularly in the telecommunications and technology sectors. In the U.S., trading volumes on the New York Stock Exchange and the NASDAQ increased to record levels. Commission revenues from markets in Japan and elsewhere in the Far East increased as improved economic prospects within the region during the first half of fiscal 2000 increased investor interest and led to higher transaction volumes. Commission revenues increased 25% in fiscal 1999, reflecting higher revenues from equity cash products in markets located in the U.S., Europe, and the Far East. In the U.S., favorable market conditions and strong investor demand for equity products contributed to a high volume of customer securities transactions, including listed and over-the-counter equity securities. Revenues from markets in Europe also benefited from strong customer transaction volumes, as improved economic and market conditions in the region increased investor demand for European equity securities. Commission revenues from markets in Japan and elsewhere in the Far East increased as improved economic prospects within the region increased investor interest and led to higher transaction volumes. In both fiscal 2000 and fiscal 1999, commission revenues also benefited from higher sales of mutual funds and the continued growth in the number of the Company's financial advisors.

  In October 1999, the Company launched ichoiceSM, a new service and technology platform available to individual investors. ichoice provides each of the Company's individual investor clients with the choice of self-directed investing online; a traditional full-service brokerage relationship through a financial advisor; or some combination of both. ichoice provides a range of pricing options, including fee-based pricing. As a result, the amount of revenues recorded within the "Commissions" and "Asset management, distribution and administration fees" income statement categories is affected by the number of the Company's clients electing a fee-based pricing arrangement.

 Net Interest

  Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Net interest revenues increased 57% in fiscal 2000 and decreased 14% in fiscal 1999, partially reflecting the level and mix of interest earning assets and interest bearing liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. In fiscal 2000, higher net interest revenues from brokerage services provided to institutional and individual customers, including an increase in the level of customer margin loans, also had a positive impact on net interest revenues.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees from investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's Investment Consulting Services ("ICS") business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's ichoice service and technology platform.

  Asset management, distribution and administration fees increased 43% in fiscal 2000 and 27% in fiscal 1999. The increase in both periods was primarily attributable to higher 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors. Higher revenues from investment management services associated with the ICS business and the continued growth in the level of client asset balances, which rose to $659 billion at November 30, 2000 from $595 billion at November 30, 1999, also contributed to the increase. In addition, the increase in fiscal 2000 reflected higher revenues from individual investors electing fee-based pricing.

 Non-Interest Expenses

                                                         Fiscal  Fiscal  Fiscal
                                                          2000    1999    1998
                                                         ------- ------- ------
                                                         (dollars in millions)
   Compensation and benefits............................ $ 9,557 $ 7,225 $5,428
   Occupancy and equipment..............................     621     493    419
   Brokerage, clearing and exchange fees................     425     378    354
   Information processing and communications............     986     756    591
   Marketing and business development...................     706     511    414
   Professional services................................     817     578    445
   Other................................................     631     507    408
                                                         ------- ------- ------
     Total non-interest expenses........................ $13,743 $10,448 $8,059
                                                         ======= ======= ======

  Fiscal 2000's total non-interest expenses increased 32% to $13,743 million. Compensation and benefits expense increased 32%, reflecting increased levels of incentive compensation based on record fiscal 2000 revenues and earnings, incremental costs related to the Company's continued focus on increasing the number of its financial advisors and increased competitive pressures in certain institutional businesses. Excluding compensation and benefits expense, non-interest expenses increased $963 million. Occupancy and equipment expense increased 26%, primarily due to additional rent associated with new U.S. branch locations and increased office space in New York and certain other locations. Brokerage, clearing and exchange fees increased 12%, primarily due to higher brokerage costs related to increased global trading volume, particularly in North America and Europe. Brokerage costs associated with the business activities of Morgan Stanley Dean Witter, S.V., S.A. also contributed to the increase. Information processing and communications expense increased 30%, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, market data services and telecommunications costs for network equipment associated with increased business activity and higher employment levels. These increases were partially offset by the exclusion of certain Year 2000 costs from fiscal 2000's results. Marketing and business development expense increased 38%, primarily due to increased travel and entertainment costs associated with a high level of business activity in the global financial markets, new advertising campaigns and additional promotional expenses in the individual securities business. Professional services expense increased 41%, primarily reflecting higher consulting costs associated with certain strategic initiatives, including e-commerce. The increase also reflected higher costs for employment fees and temporary staffing due to increased global business activity. Other expense increased 24%, reflecting the impact of a higher level of business activity on various operating expenses. Higher costs associated with the Company's aircraft leasing business (including Ansett Worldwide that was acquired in April 2000) and amortization of goodwill associated with the Company's acquisition of Morgan Stanley Dean Witter, S.V., S.A. also contributed to the increase.

  Fiscal 1999's total non-interest expenses increased 30% to $10,448 million. Compensation and benefits expense increased 33%, reflecting increased levels of incentive compensation based on record fiscal 1999 revenues and earnings as well as an increase in the number of employees. Excluding compensation and benefits expense, non-interest expenses increased $592 million. Occupancy and equipment expense increased 18%, principally reflecting additional office space in New York and certain other locations as well as incremental rent attributable to the opening of new U.S. branch locations. Brokerage, clearing and exchange fees increased 7%, primarily attributable to higher brokerage expenses due to higher levels of trading volume in the global securities markets. Information processing and communications costs increased 28%, primarily due to increased costs associated with the Company's information technology infrastructure, including server and data center costs. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense increased 23%, reflecting higher advertising expenses associated with the Company's individual securities business. Increased travel and entertainment costs associated with the high levels of activity in the global financial markets also contributed to the increase. Professional services expense increased 30%, primarily reflecting higher consulting costs as a result of certain information technology initiatives, including the Company's preparations for the Year 2000. Higher legal costs associated with increased levels of business activity and higher temporary staffing fees also contributed to the increase. Other expense increased 24%, primarily reflecting the impact of a higher level of business activity on various operating expenses. An increase in charitable donations and the amortization of goodwill associated with the Company's acquisition of Morgan Stanley Dean Witter, S.V., S.A. in March 1999 also contributed to the increase.

                               ASSET MANAGEMENT

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                         Fiscal Fiscal Fiscal
                                                          2000   1999   1998
                                                         ------ ------ ------
Revenues:
 Investment banking..................................... $  127 $   93 $   26
 Principal transactions:
  Investments...........................................     60     13   (301)
 Commissions............................................     16      4    --
 Asset management, distribution and administration
  fees..................................................  2,252  1,950  1,924
 Interest and dividends.................................     78     61    252
 Other..................................................    --     --      27
                                                         ------ ------ ------
  Total revenues........................................  2,533  2,121  1,928
Interest expense........................................      7      9    165
                                                         ------ ------ ------
  Net revenues..........................................  2,526  2,112  1,763
                                                         ------ ------ ------
Compensation and benefits...............................    751    648    659
Occupancy and equipment.................................     89     96     97
Brokerage, clearing and exchange fees...................     94    107    198
Information processing and communications...............     77     92     87
Marketing and business development......................    161    127    125
Professional services...................................    101    137    135
Other...................................................    143    138     91
                                                         ------ ------ ------
  Total non-interest expenses...........................  1,416  1,345  1,392
                                                         ------ ------ ------
Gain on sale of businesses..............................     35    --     323
                                                         ------ ------ ------
Income before income taxes and cumulative effect of
 accounting change......................................  1,145    767    694
Provision for income taxes..............................    462    319    264
                                                         ------ ------ ------
Income before cumulative effect of accounting change....    683    448    430
                                                         ------ ------ ------
Cumulative effect of accounting change..................    --     --    (117)
                                                         ------ ------ ------
Net income.............................................. $  683 $  448 $  313
                                                         ====== ====== ======

  Asset Management ranks among the top eight global active asset managers and provides a wide range of investment advisory products through both proprietary and non-proprietary distribution channels. Morgan Stanley Dean Witter Advisors and Van Kampen Investments ("VK") offer individual investors a broad array of mutual fund and wealth management tools that cover the full spectrum of investment categories, including growth, income, sector and global. Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd serve the specialized needs of global institutional and high net worth investors. Asset Management's product breadth includes mutual funds, closed-end funds, managed accounts, managed futures funds, pooled vehicles, variable annuities and unit investment trusts. In fiscal 2000, Asset Management's assets under management or supervision increased $30 billion to $502 billion at November 30, 2000.

  Asset Management achieved record net revenues of $2,526 million in fiscal 2000, an increase of 20% from fiscal 1999. Asset Management's net income for fiscal 2000 was a record $683 million, an increase of 52% from fiscal 1999. The increase in net income in fiscal 2000 primarily reflected higher asset management, distribution and administration fees resulting from the continued accumulation and management of customer assets and a more favorable asset mix, partially offset by higher incentive-based compensation expenses. Net income for fiscal 2000 included a net gain of $21 million from the sale of the Company's Global Custody business (see "Results of Operations--Business Acquisitions and Dispositions" herein). Asset Management achieved net revenues and net income of $2,112 million and $448 million in fiscal 1999, increases of 20% and 43%, respectively, from fiscal 1998. Fiscal 1998's net income included a net gain of $182 million from the sale of the Company's Global Custody business (see "Results of Operations--Business Acquisitions and Dispositions" herein). Fiscal 1998 net income also included a $117 million charge resulting from the cumulative effect of an accounting change. This charge represents the effect of an accounting change adopted in the fourth quarter of fiscal 1998 (effective December 1, 1997) with respect to the accounting for offering costs paid by investment advisors of closed-end funds, where such costs are not specifically reimbursed through separate advisory contracts (see Note 2 to the consolidated financial statements). Excluding the net gain from the sale of the Global Custody business and the charge resulting from the cumulative effect of an accounting change, fiscal 1999's net income increased 81%.

 Investment Banking

  Asset Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 37% in fiscal 2000 and 258% in fiscal 1999. In both periods, the increases were primarily associated with higher levels of Unit Investment Trust sales volumes. Unit Investment Trust sales volumes rose 35% to a record $16.6 billion in fiscal 2000 and increased 36% to $12.3 billion in fiscal 1999.

 Principal Transactions

  Asset Management's principal transaction revenues are primarily generated from the Company's net gains on capital investments in certain of its funds and other investments.

  Principal transaction investment revenues aggregating $60 million were recognized in fiscal 2000 as compared with $13 million in fiscal 1999. In both periods, principal transaction investment revenues primarily consisted of net gains from the Company's capital investments in certain of its funds.

 Commissions

  Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues.

  Commission revenues were $16 million in fiscal 2000 and $4 million in fiscal 1999. In both periods, the fluctuations were associated with changes in the level of sales volume of certain VK products and allocated commission revenues.

 Net Interest

  Asset Management generates net interest revenues from certain investment positions as well as from certain allocated interest revenues and expenses. Net interest revenues in fiscal 1998 also included revenues from global custody and correspondent clearing services.

  Net interest revenues increased 37% in fiscal 2000, primarily reflecting higher net revenues from certain investment positions and allocations. Net interest revenues decreased 40% in fiscal 1999, primarily reflecting the Company's sale of its Global Custody and Correspondent Clearing businesses in fiscal 1998.

 Asset Management, Distribution and Administration Fees

  Asset management, distribution and administration fees primarily include revenues from the management and administration of assets. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. Generally, the Company receives fees primarily based upon mutual fund average net assets or quarterly assets for other vehicles. Revenues in fiscal 1998 also include other administrative fees and non-interest revenues earned from global custody and correspondent clearing services.

  The Company's customer assets under management or supervision at fiscal year-end were as follows:

                                                          Fiscal Fiscal Fiscal
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                              (dollars in
                                                               billions)
   Products offered primarily to individuals:
     Mutual funds:
       Equity............................................  $103   $ 94   $ 75
       Fixed income......................................    46     53     57
       Money markets.....................................    57     47     37
                                                           ----   ----   ----
         Total mutual funds..............................   206    194    169
                                                           ----   ----   ----

     ICS assets..........................................    31     23     19
     Separate accounts, unit trust and other
      arrangements.......................................    82     75     59
                                                           ----   ----   ----
         Total individual................................   319    292    247
                                                           ----   ----   ----
   Products offered primarily to institutional clients:
     Mutual funds........................................    36     33     27
     Separate accounts, pooled vehicle and other
      arrangements.......................................   147    147    138
                                                           ----   ----   ----
         Total institutional.............................   183    180    165
                                                           ----   ----   ----
   Total assets under management or supervision(1).......  $502   $472   $412
                                                           ====   ====   ====

--------
(1) Revenues and expenses associated with ICS and certain other assets are included in the Company's Securities segment.

  Asset management, distribution and administration fees increased 15% in fiscal 2000 and 1% in fiscal 1999. In both years, the increases in revenues primarily reflected higher levels of management fees as well as other revenues resulting from a higher level of assets under management or supervision. The increase in fiscal 2000 also reflected a more favorable asset mix, primarily due to a shift in asset mix to a greater percentage of equity products, which typically generate higher management fees. The increase in fiscal 1999 was partially offset by the absence of revenues from global custody and correspondent clearing activities, attributable to the Company's sale of its Global Custody business in the fourth quarter of fiscal 1998 and its Correspondent Clearing business in the third quarter of fiscal 1998.

  As of November 30, 2000, assets under management or supervision increased $30 billion from fiscal year-end 1999. In fiscal 2000, virtually all of the increase in assets under management or supervision was attributable to net inflows of customer assets. The increases in assets under management or supervision due to market appreciation in the first three quarters of the fiscal year were offset by market depreciation during the fourth fiscal quarter. This market depreciation reflected the declines in many global financial markets that occurred during that period. In fiscal 1999, approximately 25% of the increase in assets under management or supervision was attributable to net inflows of customer assets, while the remaining 75% reflected market appreciation.

 Non-Interest Expenses

                                                           Fiscal Fiscal Fiscal
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               (dollars in
                                                                millions)
   Compensation and benefits.............................. $  751 $  648 $  659
   Occupancy and equipment................................     89     96     97
   Brokerage, clearing and exchange fees..................     94    107    198
   Information processing and communications..............     77     92     87
   Marketing and business development.....................    161    127    125
   Professional services..................................    101    137    135
   Other..................................................    143    138     91
                                                           ------ ------ ------
   Total non-interest expenses............................ $1,416 $1,345 $1,392
                                                           ====== ====== ======

  Fiscal 2000's total non-interest expenses increased 5% to $1,416 million. Compensation and benefits expense increased 16%, reflecting higher incentive-based compensation costs due to Asset Management's higher level of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased $32 million. Occupancy and equipment expense decreased 7%, primarily due to lower depreciation expense on certain data processing equipment. These decreases were partially offset by higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees decreased 12%, primarily attributable to lower sales of closed-end funds through the non-proprietary distribution channel and higher redemption fees associated with certain VK products. These decreases were partially offset by a higher level of deferred commission amortization. Information processing and communications expense decreased 16%, primarily due to lower costs incurred in fiscal 2000 related to outside data processing and computer software costs. Marketing and business development expense increased 27%, primarily due to higher promotional and distribution costs for certain mutual funds. Professional services expense decreased 26%, reflecting higher consulting costs in fiscal 1999 related to the Company's preparation for the Year 2000, partially offset by higher consulting costs in fiscal 2000 for various e-commerce initiatives. Other expense increased 4%, primarily due to new and increased business activity.

  Fiscal 1999's total non-interest expenses decreased 3% to $1,345 million. Compensation and benefits expense decreased 2%, reflecting lower costs due to the sale of the Company's Global Custody business in fiscal 1998, partially offset by higher incentive-based compensation costs due to higher fiscal 1999 revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased $36 million. Occupancy and equipment expense was comparable with the prior year as higher occupancy costs at certain office locations were offset by lower costs due to the Company's sale of its Global Custody business. Brokerage, clearing and exchange fees decreased 46%, primarily attributable to commissions paid in fiscal 1998 in connection with the Company's launch of the Van Kampen Senior Income Trust mutual fund and lower sales of closed-end funds through the non-proprietary distribution channel. In addition, lower agent bank costs were incurred in fiscal 1999 due to the Company's sale of its Global Custody business. These decreases were partially offset by a higher level of deferred commission amortization. Information processing and communications costs increased 6%, primarily due to increased costs associated with the Company's information technology infrastructure as well as higher market data costs. These increases were partially offset by lower costs due to the Company's sale of its Global Custody business. Marketing and business development expense increased 2% as higher costs due to business growth, including new product launches, were partially offset by lower costs due to the Company's sale of its Global Custody business. Professional services expense increased 1% as higher consulting fees were partially offset by lower legal expenses and lower costs due to the Company's sale of its Global Custody business. Other expense increased 52%, reflecting the impact of a higher level of business activity on various operating expenses, as well as costs associated with the consolidation of certain office locations.

                                CREDIT SERVICES

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                           Fiscal Fiscal Fiscal
                                                            2000   1999   1998
                                                           ------ ------ ------
Fees:
 Merchant and cardmember.................................. $1,780 $1,492 $1,647
 Servicing................................................  1,450  1,194    928
Other.....................................................     --     --      5
                                                           ------ ------ ------
 Total non-interest revenues..............................  3,230  2,686  2,580
                                                           ------ ------ ------
Interest revenue..........................................  2,848  2,246  2,729
Interest expense..........................................  1,347    881    994
                                                           ------ ------ ------
Net interest income.......................................  1,501  1,365  1,735
Provision for consumer loan losses........................    810    529  1,173
                                                           ------ ------ ------
Net credit income.........................................    691    836    562
                                                           ------ ------ ------
 Net revenues.............................................  3,921  3,522  3,142
                                                           ------ ------ ------
Compensation and benefits.................................    628    525    549
Occupancy and equipment...................................     62     54     67
Information processing and communications.................    493    477    462
Marketing and business development........................  1,191  1,041    872
Professional services.....................................    119    121     97
Other.....................................................    284    207    207
                                                           ------ ------ ------
Total non-interest expenses...............................  2,777  2,425  2,254
                                                           ------ ------ ------
Gain on sale of businesses................................     --     --    362
                                                           ------ ------ ------
Income before income taxes................................  1,144  1,097  1,250
Provision for income taxes................................    418    435    529
                                                           ------ ------ ------
Net income................................................ $  726 $  662 $  721
                                                           ====== ====== ======

  The Company's Credit Services business is operated by Discover Financial Services, a business unit which issues quality consumer credit products and operates Discover Business Services, a proprietary network of merchant and cash access locations in the U.S. The credit cards issued by the Company include the Discover Card, the Discover Platinum Card, the Morgan Stanley Dean Witter Card and other proprietary general purpose credit cards.

  In fiscal 2000, Credit Services achieved record net income of $726 million, an increase of 10% from fiscal 1999. The increase reflected higher merchant and cardmember fees, servicing fees and net interest income, reflecting overall growth of the business, including record levels of transaction volume and a record level of period-end managed consumer loans. The increase in net income was partially offset by a higher provision for consumer loan losses and higher non-interest expenses.

  The results of fiscal 2000 and 1999 do not include the results from Prime Option, the operations of SPS and certain receivables associated with the discontinued BRAVO Card, all of which were sold during fiscal 1998. Prime Option, a business the Company had operated with NationsBank of Delaware, N.A., was sold during the second quarter of fiscal 1998. The Company sold its interest in the operations of SPS, which was a 73%-owned, publicly held subsidiary of the Company, in the fourth quarter of fiscal 1998. The Company discontinued its BRAVO Card in fiscal 1998 and sold certain credit card receivables associated with the BRAVO Card in the fourth quarter of fiscal 1998. Fiscal 1998's net after-tax gain from the sale of the operations of SPS and certain receivables associated with the BRAVO Card was $163 million.

  In fiscal 1999, Credit Services' net income decreased 8% to $662 million, primarily due to fiscal 1998's inclusion of the $163 million net gain on the sale of businesses. Excluding this gain, net income increased 19% in fiscal 1999. The increase was primarily attributable to a lower provision for consumer loan losses and increased servicing fees, partially offset by lower net interest income and merchant and cardmember fees and higher marketing and business development expenses.

  Credit Services' statistical data were as follows:

                                                            Fiscal Fiscal Fiscal
                                                             2000   1999   1998
                                                            ------ ------ ------
                                                                (dollars in
                                                                 billions)
   Consumer loans at fiscal year-end:
    Owned.................................................. $21.9  $21.0  $16.0
    Managed................................................ $47.1  $38.0  $32.5
   General purpose credit card transaction volume.......... $90.1  $70.6  $58.0

  The higher level of managed consumer loans at November 30, 2000 and 1999 was primarily attributable to growth in the Company's Discover Platinum Card.

 Merchant and Cardmember Fees

  Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees.

  Merchant and cardmember fees increased 19% to $1,780 million during fiscal 2000 and decreased 9% to $1,492 million during fiscal 1999. The increase in fiscal 2000 was primarily due to higher merchant discount revenue and late payment fees associated with the use of the Discover Card. The increase in Discover Card merchant discount revenues was primarily due to a record level of sales volume, coupled with an increase in the average merchant discount rate. Late payment fees increased in fiscal 2000, primarily due to a fee increase introduced during April 1999, coupled with an increase in the number of late fee occurrences, reflecting higher levels of transaction volume and consumer loans subject to such fees. Merchant and cardmember fees decreased in fiscal 1999, primarily due to the Company's sale of the operations of SPS and the sale of Prime Option. Fiscal 1999 also was impacted by higher merchant discount revenue offset by lower levels of overlimit fees and cash advance fees. The increase in merchant discount revenue was associated with higher levels of sales volume. Overlimit fees decreased, primarily due to a lower level of overlimit fee occurrences. Cash advance fees decreased due to lower cash advance transaction volume, primarily attributable to the Company's actions to limit cash advances in an effort to improve credit quality.

 Servicing Fees

  Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse the investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed asset securitizations of $9.8 billion in fiscal 2000 and $3.0 billion in fiscal 1999. The asset securitizations in fiscal 2000 and 1999 have expected maturities ranging from approximately three to seven years from the date of issuance.

  The table below presents the components of servicing fees:

                                                      Fiscal   Fiscal   Fiscal
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                       (dollars in millions)
   Merchant and cardmember fees...................... $   627  $   552  $   505
   Interest revenue..................................   3,432    2,694    2,598
   Interest expense..................................  (1,462)    (996)  (1,010)
   Provision for consumer loan losses................  (1,147)  (1,056)  (1,165)
                                                      -------  -------  -------
   Servicing fees.................................... $ 1,450  $ 1,194  $   928
                                                      =======  =======  =======

  Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 21% in fiscal 2000 and 29% in fiscal 1999. The increase in fiscal 2000 was due to higher levels of net interest cash flows and increased cardmember fee revenue, partially offset by higher credit losses associated with a higher level of average securitized consumer loans. The increase in credit losses was partially offset by a lower level of charge-offs related to the securitized portfolio. The increase in fiscal 1999 was due to higher levels of cardmember fees and net interest income, primarily resulting from higher levels of average securitized loans. The increase also reflected a decline in credit losses from securitized consumer loans resulting from a lower level of charge-offs related to the Discover Card portfolio and the positive impact of the sale of the operations of SPS, partially offset by an increase in the level of average securitized loans.

 Net Interest Income

  Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of any interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates and is accomplished primarily through matched financing, which entails matching the repricing schedules of consumer loans and related financing. The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2000, fiscal 1999 and fiscal 1998 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis

                               Fiscal 2000             Fiscal 1999(3)           Fiscal 1998(3)
                          ------------------------ ------------------------ ------------------------
                          Average                  Average                  Average
                          Balance  Rate   Interest Balance  Rate   Interest Balance  Rate   Interest
                          -------  -----  -------- -------  -----  -------- -------  -----  --------
                                                 (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit
 card and other consumer
 loans..................  $21,910  12.15%  $2,662  $16,177  13.10%  $2,118  $18,558  14.07%  $2,612
Investment securities...      594   6.37       38      672   5.16       35      496   6.25       31
Other...................    2,194   6.74      148    1,656   5.61       93    1,465   5.88       86
                          -------  -----   ------  -------  -----   ------  -------  -----   ------
 Total interest earning
  assets................   24,698  11.53    2,848   18,505  12.14    2,246   20,519  13.30    2,729
Allowance for loan
 losses.................     (777)                    (774)                    (847)
Non-interest earning
 assets.................    1,589                    1,544                    1,517
                          -------                  -------                  -------
 Total assets...........  $25,510                  $19,275                  $21,189
                          =======                  =======                  =======
LIABILITIES AND
 SHAREHOLDER'S EQUITY
Interest bearing
 liabilities:
Interest bearing
 deposits
 Savings................  $ 1,513   5.62%  $   85  $ 1,492   4.51%  $   67  $ 1,073   4.79%  $   51
 Brokered...............    7,732   6.62      512    5,609   6.37      357    5,656   6.62      375
 Other time.............    3,032   6.19      188    1,927   5.61      108    2,189   6.16      135
                          -------  -----   ------  -------  -----   ------  -------  -----   ------
 Total interest bearing
  deposits..............   12,277   6.39      785    9,028   5.90      532    8,918   6.29      561
Other borrowings........    8,484   6.62      562    6,046   5.76      349    7,162   6.05      433
                          -------  -----   ------  -------  -----   ------  -------  -----   ------
 Total interest bearing
  liabilities...........   20,761   6.49    1,347   15,074   5.84      881   16,080   6.18      994
Shareholder's
 equity/other
 liabilities............    4,749                    4,201                    5,109
                          -------                  -------                  -------
 Total liabilities and
  shareholder's equity..  $25,510                  $19,275                  $21,189
                          =======                  =======                  =======
Net interest income.....                   $1,501                   $1,365                   $1,735
                                           ======                   ======                   ======
Net interest margin(1)..                     6.08%                    7.38%                    8.46%
Interest rate
 spread(2)..............            5.04%                    6.30%                    7.12%

--------
(1) Net interest margin represents net interest income as a percentage of total interest earning assets.

(2) Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

(3) Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis

                                      Fiscal 2000 vs.     Fiscal 1999 vs.
                                        Fiscal 1999         Fiscal 1998
                                     ------------------- --------------------
Increase/(Decrease) due to Changes
in:                                  Volume Rate   Total Volume  Rate   Total
----------------------------------   ------ -----  ----- ------  -----  -----
                                             (dollars in millions)
Interest Revenue
General purpose credit card and
 other consumer loans...............  $752  $(208) $544  $(369)  $(125) $(494)
Investment securities...............    (4)     7     3     11      (7)     4
Other...............................    30     25    55     11      (4)     7
                                                   ----                 -----
 Total interest revenue.............   753   (151)  602   (268)   (215)  (483)
                                                   ----                 -----

Interest Expense
Interest bearing deposits:
 Savings............................     1     17    18     20      (4)    16
 Brokered...........................   136     19   155     (3)    (15)   (18)
 Other time.........................    62     18    80    (16)    (11)   (27)
                                                   ----                 -----
 Total interest bearing deposits....   192     61   253      7     (36)   (29)
Other borrowings....................   140     73   213    (67)    (17)   (84)
                                                   ----                 -----
 Total interest expense.............   331    135   466    (62)    (51)  (113)
                                                   ----                 -----
Net interest income.................  $421  $(285) $136  $(206)  $(164) $(370)
                                      ====  =====  ====  =====   =====  =====

  Net interest income increased 10% in fiscal 2000 and decreased 21% in fiscal 1999. The increase in fiscal 2000 was primarily due to higher average levels of consumer loans, partially offset by a lower yield on these loans and increased financing costs incurred by the Company. The increase in average consumer loans was due to higher levels of sales and balance transfer volume and promotional programs. The lower yield on Discover Card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, partially offset by the Company's repricing of certain credit card receivables discussed below. The lower yield also reflected an increase in consumer loans from balance transfers and from promotional purchases, which are generally offered at lower interest rates for an introductory period. The increase in interest expense was due to a higher level of interest bearing liabilities, coupled with an increase in the Company's average cost of borrowings, reflecting interest rate increases made by the Fed in fiscal 1999 and the first half of fiscal 2000. The average prime rate for fiscal 2000 was 9.19% as compared with 7.98% for fiscal 1999. The decrease in net interest income in fiscal 1999 was primarily due to lower average levels of consumer loans and a lower yield on these loans. The decrease in average consumer loans was due to the sale of the operations of SPS, the sale of Prime Option and the discontinuance of the BRAVO Card in fiscal 1998 as well as a higher level of securitized Discover Card loans. The lower yield in fiscal 1999 was due to a lower yield on Discover Card loans, coupled with the exclusion of SPS loans from the Company's portfolio. The lower yield on Discover Card loans was primarily due to the more competitive interest rates offered to both existing and new cardmembers as well as an increase in consumer loans from balance transfers.

  In response to the rising interest rate environment in the U.S., the Company repriced a substantial portion of its existing credit card receivables to a market-indexed variable interest rate during the second and third quarters of fiscal 2000.

  The supplemental table below provides average managed loan balance and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Information

                                   Fiscal 2000    Fiscal 1999    Fiscal 1998
                                  -------------  -------------  -------------
                                  Average        Average        Average
                                  Balance Rate   Balance Rate   Balance Rate
                                  ------- -----  ------- -----  ------- -----
                                            (dollars in millions)
General purpose credit card and
 other consumer loans............ $43,540 13.82% $33,534 14.23% $34,619 14.86%
Total interest earning assets....  46,328 13.39   35,862 13.66   36,580 14.38
Total interest bearing
 liabilities.....................  42,391  6.54   32,431  5.74   32,141  6.15
Consumer loan interest rate
 spread..........................          7.28           8.49           8.71
Interest rate spread.............          6.85           7.92           8.23
Net interest margin..............          7.40           8.47           8.98

 Provision for Consumer Loan Losses

  The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $780 million at November 30, 2000 and $769 million at November 30, 1999.

  The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 53% in fiscal 2000 and decreased 55% in fiscal 1999. The increase in fiscal 2000 was primarily due to higher levels of average consumer loans in the Discover Card portfolio, partially offset by a lower net charge-off rate. In addition, the provision for consumer loan losses in fiscal 1999 benefited from a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996. This loan loss allowance was fully amortized by the end of fiscal 1999. The decrease in fiscal 1999 was primarily due to a lower level of charge-offs related to the Discover Card portfolio and the positive impact of the sale of the operations of SPS, the sale of Prime Option and the discontinuance of the BRAVO Card. The provision for consumer loan losses also was positively impacted by a decline in the loan loss allowance in connection with securitization transactions entered into prior to the third quarter of 1996 as discussed above.

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

  Consumer loans are considered delinquent when interest or principal payments become 30 days past due. Consumer loans are charged-off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged-off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors. The net charge-off rate decreased in fiscal 2000 as compared with fiscal 1999, reflecting the Company's continued focus on credit quality and account collections and a reduction in consumer bankruptcies as a result of the favorable U.S. economic environment.

  The following table presents delinquency and net charge-off rates with supplemental managed loan information:

Asset Quality

                               Fiscal 2000       Fiscal 1999       Fiscal 1998
                             ----------------  ----------------  ----------------
                              Owned   Managed   Owned   Managed   Owned   Managed
                             -------  -------  -------  -------  -------  -------
                                          (dollars in millions)
   Consumer loans at fiscal
    year-end...............  $21,870  $47,126  $20,998  $37,975  $15,996  $32,502
   Consumer loans
    contractually past due
    as a percentage of
    fiscal year-end
    consumer loans:
     30 to 89 days.........     3.01%    3.50%    3.35%    3.79%    3.54%    3.69%
     90 to 179 days........     2.04%    2.42%    2.20%    2.53%    2.67%    2.84%
   Net charge-offs as a
    percentage of average
    consumer loans.........     3.63%    4.40%    4.78%    5.42%    6.75%    6.90%

 Non-Interest Expenses

                                                           Fiscal Fiscal Fiscal
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               (dollars in
                                                                millions)
   Compensation and benefits.............................. $  628 $  525 $  549
   Occupancy and equipment................................     62     54     67
   Information processing and communications..............    493    477    462
   Marketing and business development.....................  1,191  1,041    872
   Professional services..................................    119    121     97
   Other..................................................    284    207    207
                                                           ------ ------ ------
   Total non-interest expenses............................ $2,777 $2,425 $2,254
                                                           ====== ====== ======

  Total non-interest expenses increased 15% to $2,777 million in fiscal 2000 and 8% to $2,425 million in fiscal 1999. Increased business activity related to the Discover Platinum Card as well as the expansion of the Morgan Stanley Dean Witter Card in the U.K. were contributing factors for a portion of the increase in non-interest expenses in fiscal 2000.

  Employee compensation and benefits expense increased 20% in fiscal 2000 and decreased 4% in fiscal 1999. The increase in fiscal 2000 reflected higher domestic and international compensation costs associated with increased employment levels associated with higher levels of business activity and transaction volume. The decrease in fiscal 1999 was primarily due to lower compensation costs resulting from the sale of Prime Option and the operations of SPS. These decreases in fiscal 1999 were partially offset by higher compensation costs associated with increased employment levels due to increased levels of business activity and transaction volume.

  Occupancy and equipment expense increased 15% in fiscal 2000 and decreased 19% in fiscal 1999. The increase in fiscal 2000 was due primarily to higher occupancy costs associated with increased office space, including new transaction processing centers. The decrease in fiscal 1999 was primarily due to the exclusion of the results of Prime Option and SPS, partially offset by higher occupancy costs associated with Discover Financial Services.

  Information processing and communications expense increased 3% in both fiscal 2000 and fiscal 1999. The increase in fiscal 2000 was primarily due to an increase in volume-related external data processing costs associated with the Morgan Stanley Dean Witter Card in the U.K., partially offset by the termination of an external transaction processing contract in fiscal 1999. The increase in fiscal 1999 was due to higher external data processing costs incurred for domestic operations, including cardmember data analysis associated with increased portfolio activity, partially offset by the exclusion of the results of Prime Option and SPS in fiscal 1999.

  Marketing and business development expense increased 14% in fiscal 2000 and 19% in fiscal 1999. The increase in fiscal 2000 was primarily due to higher cardmember rewards expense associated with increased sales volume as well as increased advertising and direct mailing costs associated with both domestic and international operations. Marketing and business development expense increased in fiscal 1999 due to direct mailing and other promotional activities related to the launch and promotion of the Discover Platinum and Morgan Stanley Dean Witter Cards, higher cardmember rewards expense and a new advertising campaign for the Discover Card. Higher cardmember rewards expense was due to increased sales volume. Cardmember rewards expense includes the Cashback Bonus(R) award program, pursuant to which the Company annually pays Discover Card cardmembers and Morgan Stanley Dean Witter Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1% based upon a cardmember's annual level and type of purchases.

  Professional services expense decreased 2% in fiscal 2000 and increased 25% in fiscal 1999. The decrease in fiscal 2000 reflects the exclusion of Year 2000 consulting costs in fiscal 2000's results, partially offset by higher costs associated with account collections, consumer credit counseling and the outsourcing of certain call center operations. The increase in fiscal 1999 was due to higher costs associated with account collections, consumer credit counseling and Year 2000 consulting costs, partially offset by a decrease in expenses associated with the sale of the operations of SPS.

  Other expense primarily includes fraud losses, credit inquiry fees and other administrative costs. Other expense increased 37% in fiscal 2000 and remained unchanged in fiscal 1999 as compared with fiscal 1998. In fiscal 2000, the increase was primarily due to increases in certain domestic and international operating expenses due to higher levels of transaction volume and business activity. In fiscal 1999, increased operational costs associated with higher application and transaction volumes and costs associated with the launch of the Morgan Stanley Dean Witter Card in the U.K. were offset by a decrease in expenses associated with the sale of the operations of SPS.

 Seasonal Factors

  The credit card lending activities of Credit Services are affected by seasonal patterns of retail purchasing. Historically, a substantial percentage of credit card loan growth occurs in the fourth calendar quarter, followed by a flattening or decline of consumer loans in the following calendar quarter. Merchant fees, therefore, historically have tended to increase in the first fiscal quarter, reflecting higher sales activity in the month of December. Additionally, higher cardmember rewards expense historically have been accrued in the first fiscal quarter, reflecting seasonal growth in retail sales volume.

Liquidity and Capital Resources

 The Balance Sheet

  The Company's total assets increased to $426.8 billion at November 30, 2000 from $367.0 billion at November 30, 1999, primarily attributable to increases in securities borrowed, financial instruments owned, and cash and securities deposited with clearing organizations or segregated under federal and other regulations ("Segregated Cash and Deposits"). Segregated Cash and Deposits increased due to an increase in customer cash balances, coupled with a decrease in the level of customers trading on margin. Aircraft under operating leases increased due to the purchase of Ansett Worldwide. These increases were partially offset by a decrease in securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

 Funding and Capital Policies

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

  Many of the Company's businesses are capital-intensive. Capital is required to finance, among other things, the Company's securities inventories, underwritings, principal investments, private equity activities, consumer loans, bridge loans and other financings, and investments in fixed assets. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. Currently, the Company believes it has sufficient capital to meet its needs. In addition, the Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of all of its subsidiaries' equity. Subsidiary equity capital requirements are determined by regulatory requirements (if applicable), asset mix, leverage considerations and earnings volatility.

  The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital which is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

  The Company's liquidity policies emphasize diversification of funding sources. The Company also follows a funding strategy that is designed to ensure that the tenor of the Company's liabilities equals or exceeds the expected holding period of the assets being financed. Short-term funding generally is obtained at rates related to U.S., Euro or Asian money market rates for the currency borrowed. Repurchase transactions are effected at negotiated rates. Other borrowing costs are negotiated depending upon prevailing market conditions (see Notes 5 and 6 to the consolidated financial statements). Maturities of both short-term and long-term financings are designed to minimize exposure to refinancing risk in any one period.

  The volume of the Company's borrowings generally fluctuates in response to changes in the amount of repurchase transactions outstanding, the level of the Company's securities inventories and consumer loans receivable, and overall market conditions. Availability and cost of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, the Company's credit ratings and the overall availability of credit. The Company, therefore, maintains a surplus of unused short-term funding sources at all times to withstand any unforeseen contraction in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company has in place a contingency funding strategy, which provides a comprehensive one-year action plan in the event of a severe funding disruption.

  The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets and, therefore, maintains a long-term debt-to-capitalization ratio at a level appropriate for the current composition of its balance sheet. In general, fixed assets are financed with fixed rate long-term debt, and securities inventories and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating basis. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company's Credit Services business) are used to finance the Company's consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 6 to the consolidated financial statements).

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

  As of January 31, 2001, the Company's credit ratings were as follows:

                                                    Commercial Paper Senior Debt
                                                    ---------------- -----------
Dominion Bond Rating Service Limited...............   R-1 (middle)    AA (low)
Fitch(1)...........................................   F1+             AA
Moody's Investors Service..........................   P-1             Aa3
Rating and Investment Information, Inc.(2).........   a-1+            AA
Standard & Poor's(3)...............................   A-1+            AA-

--------
(1) Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. merged on June 1, 2000. In addition, on December 1, 2000, Fitch completed its acquisition of Thomson Financial BankWatch. The combined company is using the former Fitch IBCA, Inc. rating scale.

(2) On August 1, 2000, Japan Rating & Investment Information, Inc. changed its name to Rating and Investment Information, Inc.

(3) On May 17, 2000, Standard & Poor's upgraded the Company's commercial paper rating from A-1 to A-1+ and upgraded the Company's senior debt rating from A+ to AA-.

  As the Company continues its global expansion and derives revenues increasingly from various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency often is offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

 Principal Sources of Funding

  The Company funds its balance sheet on a global basis. The Company's funding for its Securities and Asset Management businesses is raised through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro and Japanese commercial paper; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

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

  The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Discover Bank (formerly Greenwood Trust Company), an indirect subsidiary of the Company, sells notes under a short-term bank note program.

  The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At November 30, 2000, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, each as defined. At November 30, 2000, no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.785 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined. At November 30, 2000, no borrowings were outstanding under the MSIL Facility.

  Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At November 30, 2000, no borrowings were outstanding under the MSDWJL Facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time (see Note 5 to the consolidated financial statements).

 Fiscal 2000 and Subsequent Activity

  During fiscal 2000, the Company issued senior notes aggregating $22,363 million, including non-U.S. dollar currency notes aggregating $3,298 million, primarily pursuant to its public debt shelf registration statements. These notes have maturities from 2001 to 2030 and a weighted average coupon interest rate of 6.55% at November 30, 2000. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At November 30, 2000, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $65.2 billion (including senior indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between November 30, 2000 and January 31, 2001, the Company's long-term borrowings, net of repayments and repurchases, decreased by approximately $305 million.

  Effective June 22, 2000, the Company's Board of Directors authorized the Company to purchase, subject to market conditions and certain other factors, an additional $1.5 billion of the Company's common stock for capital management purposes. The Company also has a separate ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. During fiscal 2000, the Company purchased $3,628 million of its common stock. Subsequent to November 30, 2000 and through January 31, 2001, the Company purchased an additional $256 million of its common stock; the unused portion of the capital management common stock repurchase authorization at January 31, 2001 was approximately $911 million (without giving effect to any outstanding put options).

  In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of November 30, 2000, put options were outstanding on an aggregate of 3 million shares of the Company's common stock. These put options have various expiration dates that range from January 2001 through April 2001. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

  In fiscal 2000, the Company and Morgan Stanley Finance, plc, a U.K. subsidiary, redeemed all of the outstanding 8.4% Capital Units, 8.2% Capital Units and 9.0% Capital Units. The aggregate principal amount of the Capital Units redeemed was $513 million.

  At November 30, 2000, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.7 billion, aircraft assets of $3.9 billion, and goodwill and other intangible assets of $1.3 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid. At November 30, 2000, the Company had aggregate principal investments (including direct investments and partnership interests) with a carrying value of approximately $1.2 billion. The Company also has commitments to fund certain fixed assets and other less liquid investments, including at November 30, 2000 approximately $900 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided, and will continue to provide, financing (including margin lending and other extensions of credit) to clients.

  In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market and preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of management, are non-investment grade. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At November 30, 2000 and 1999, the Company had exposure to high-yield instruments owned with a market value of approximately $2.2 billion and $3.5 billion, respectively, and exposure to high-yield instruments sold, not yet purchased with a market value of $0.5 billion and $0.4 billion, respectively.

  In connection with certain of its business activities, the Company provides financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing, on a selective basis. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets, have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain positions of these loans. At November 30, 2000 and 1999, the aggregate value of investment grade loans and positions was $2.1 billion and $0.1 billion, respectively, and the aggregate value of non-investment grade loans and positions was $2.2 billion and $1.3 billion, respectively. At November 30, 2000, the Company also had provided additional commitments associated with these activities to investment grade issuers aggregating $12.2 billion and commitments to non-investment grade issuers aggregating $2.3 billion.

  The Company has contracted to develop a one million-square-foot office tower in New York City. Pursuant to this agreement, the Company will own the building and has entered into a 99-year lease for the land at the development site. Construction began in 1999, and the Company intends to occupy the building upon project completion, which is anticipated in fiscal 2002. The total investment in this project is estimated to be approximately $700 million.

  The gross notional and fair value amounts of derivatives used by the Company for asset and liability management and as part of its trading activities are summarized in Notes 6 and 9, respectively, to the consolidated financial statements (see also "Derivative Financial Instruments" herein).

Regulatory Capital Requirements

  Dean Witter Reynolds Inc. ("DWR") and MS&Co. are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission ("SEC"), the New York Stock Exchange and the Commodity Futures Trading Commission. MSIL, a London-based broker-dealer subsidiary, is regulated by the Securities and Futures Authority ("SFA") in the U.K. and, accordingly, is subject to the capital requirements of the SFA. MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. DWR, MS&Co., MSIL and MSDWJL have consistently operated in excess of their respective regulatory requirements (see Note 11 to the consolidated financial statements).

  Certain of the Company's subsidiaries are Federal Deposit Insurance Corporation ("FDIC") insured financial institutions. Such subsidiaries, therefore, are subject to the regulatory capital requirements adopted by the FDIC. These subsidiaries have consistently operated in excess of these and other regulatory requirements.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their applicable local capital adequacy requirements. In addition, Morgan Stanley Derivative Products Inc., a triple-A rated subsidiary through which the Company conducts some of its derivative activities, has established certain operating restrictions which have been reviewed by various rating agencies.

Effects of Inflation and Changes in Foreign Exchange Rates

  Because the Company's assets to a large extent are liquid in nature, they are not significantly affected by inflation. However, inflation may result in increases in the Company's expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, upon the value of financial instruments and upon the markets for consumer credit services, it may adversely affect the Company's financial position and profitability.

  A portion of the Company's business is conducted in currencies other than the U.S. dollar. Non-U.S. dollar assets typically are financed by direct borrowing or swap-based funding in the same currency. Changes in foreign exchange rates affect non-U.S. dollar revenues as well as non-U.S. dollar expenses. Those foreign exchange exposures that arise and are not hedged by an offsetting foreign currency exposure are actively managed by the Company to minimize risk of loss due to currency fluctuations.

Derivative Financial Instruments

  The Company actively offers to clients and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products generally take the form of futures, forwards, options, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets. All of the Company's trading-related divisions use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from a variety of proprietary trading activities (see Note 9 to the consolidated financial statements). In addition, as a dealer in certain derivative products, most notably interest rate and currency swaps, the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its clients. Given the highly integrated nature of derivative products and related cash instruments in the determination of overall trading division profitability and the context in which the Company manages its trading areas, it is not meaningful to allocate trading revenues between the derivative and underlying cash instrument components. Moreover, the risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and control structure (see "Risk Management" following "Management's Discussion and Analysis of Financial Condition and Results of Operations"). It should be noted that while particular risks may be associated with the use of derivatives, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to market, credit and other risks.

  The total notional value of derivative trading contracts outstanding at November 30, 2000 was $3,891 billion (as compared with $3,404 billion at November 30, 1999). While these amounts are an indication of the degree of the Company's use of derivatives for trading purposes, they do not represent the Company's market or credit exposure and may be more indicative of customer utilization of derivatives. The Company's exposure to market risk relates to changes in interest rates, foreign currency exchange rates, or the fair value of the underlying financial instruments or commodities. The Company's exposure to credit risk at any point in time is represented by the fair value of such contracts reported as assets. Such total fair value outstanding as of November 30, 2000 was $27.3 billion. Approximately $19.9 billion of that credit risk exposure was with counterparties rated single-A or better (see Note 9 to the consolidated financial statements).

  The Company also uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 6 to the consolidated financial statements).

  The Company believes that derivatives are valuable tools that can provide cost-effective solutions to complex financial problems and remains committed to providing its clients with innovative financial products. The Company established Morgan Stanley Derivative Products Inc. to offer derivative products to clients that will enter into derivative transactions only with triple-A rated counterparties. In addition, the Company, through its continuing involvement with regulatory, self-regulatory and industry activities, provides leadership in the development of policies and practices in order to maintain confidence in the markets for derivative products, which is critical to the Company's ability to assist clients in meeting their overall financial needs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

                                RISK MANAGEMENT

Risk Management Policy and Control Structure

  Risk is an inherent part of the Company's business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company's broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company's business activities: market risk, credit risk, operational risk, legal risk and funding risk. Funding risk is discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company's risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification.

  The Management Committee, composed of the Company's most senior officers, establishes the overall risk management policies for the Company and reviews the Company's performance relative to these policies. The Management Committee has created several Risk Committees to assist it in monitoring and reviewing the Company's risk management practices. These Risk Committees, as well as other committees established to manage and monitor specific risks, review the risk monitoring and risk management policies and procedures relating to the Company's market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, legal enforceability, and operational and systems risks.

  The Firm Risk Management, Controllers, Treasury, and Law and Compliance Departments, which are all independent of the Company's business units, also assist senior management and the Risk Committees in monitoring and controlling the Company's risk profile. The Firm Risk Management Department is responsible for risk policy development, risk analysis and risk reporting to senior management and the Risk Committees and has operational responsibility for measuring and monitoring aggregate market and credit risk with respect to institutional trading activities. In addition, the Internal Audit Department, which also reports to senior management, periodically examines and evaluates the Company's operations and control environment. The Company continues to be committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

  The following is a discussion of the Company's risk management policies and procedures for its principal risks (other than funding risk). The discussion focuses on the Company's securities trading (primarily its institutional trading activities) and consumer lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company's market risk exposure generated by the Company's statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk

  Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. For a discussion of the Company's currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries, see
Note 11 to the consolidated financial statements.

Trading and Related Activities

 Primary Market Risk Exposures and Market Risk Management

  During fiscal 2000, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices -- and associated volatilities and spreads -- related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate risk as a result of maintaining market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads for corporate bonds, asset-backed securities and emerging market debt). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and equity derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk in connection with making markets in foreign currencies and foreign currency options and with maintaining foreign exchange positions. The Company's foreign exchange trading covers many currencies, including the yen, euro and pound sterling. The Company is exposed to commodity price and implied volatility risk as a result of trading in physical commodities, such as crude and refined oil, natural gas, electricity, precious and base metals, and in related derivatives.

  The Company manages its trading positions by employing a variety of strategies. These strategies include diversification of risk exposures and hedging through the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a trading division level worldwide and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and reflects the Company's aggregate risk tolerance as established by the Company's senior management.

  Market risk limits have been approved for the Company and each major trading division of the Company worldwide (equity, fixed income, foreign exchange and commodities). Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers and the Firm Risk Management Department monitor market risk measures against limits in accordance with policies set by senior management.

  The Firm Risk Management Department independently reviews the Company's trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk ("VaR") and other quantitative and qualitative risk measurements and analyses. The Company's trading businesses and the Firm Risk Management Department also use, as appropriate, measures such as sensitivity to changes in rates, prices, volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and reviewed by trading division risk managers, desk risk managers and the Firm Risk Management Department.

 Value-at-Risk

  The statistical technique known as VaR is one of the tools used by management to measure, monitor and review the market risk exposures of the Company's trading portfolios. The Firm Risk Management Department calculates and distributes daily VaR-based risk measures to various levels of management.

 VaR Methodology, Assumptions and Limitations

  The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on historical observation of daily changes in key market indices or other market factors ("market risk factors") and on information on the sensitivity of the portfolio values to these market risk factor changes. In the case of the Company's VaR, approximately four years of historical data are used to characterize potential changes in market risk factors. The Company's one-day 99% VaR corresponds to the negative change in portfolio value that, based on observed market risk factor movements, would have been exceeded with a frequency of 1%, or once in 100 trading days.

  The Company's VaR model generally takes into account linear and non-linear exposures to price and interest rate risk and linear exposure to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and associated volatilities. As a supplement to the use of historical simulation for major market risk factors, the Company's VaR model uses Monte Carlo simulation to capture name-specific risk in equities and in corporate and high-yield bonds. For example, the model includes measures of name-specific risk for approximately 10,000 equity names and 100 classes of corporate and high-yield bonds.

  VaR models such as the Company's should be expected to evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. For example, during fiscal 2000, as part of the Company's ongoing program of VaR model enhancement, position and risk coverage were broadened and risk measurement methodologies were refined for certain energy and fixed income products.

  Among their benefits, VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification; and can cover a wide range of portfolio assets yet are relatively easy to interpret. However, VaR risk measures should be interpreted in light of the methodology's limitations, which include the following: past changes in market risk factors will not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management review process. This process also incorporates stress testing and extensive risk monitoring and control at the trading desk, division and Company levels.

 VaR for Fiscal 2000

  The table below presents the Company's VaR for each of the Company's primary market risk exposures and on an aggregate basis at November 30, 2000 and November 30, 1999, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. However, a small proportion of trading positions generating market risk was not covered, and the modeling of the risk characteristics of some positions involved approximations that could be significant under certain circumstances. Aspects of market risk associated with positions reflected in the VaR results below that the Company has found particularly difficult to model include certain risks associated with fixed income instruments (such as prepayment behavior of mortgage-backed securities and elements of credit derivatives price risk), name-specific equity price risk in newly public companies, certain commodity price risks (such as electricity price risk) and certain liquidity risks.

  Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of November 30, 2000 and 1999, and, therefore, the table below does not separately report trading and non-trading VaRs.

  Non-publicly traded principal investments made by the Company are not reflected in the VaR results reported below. As of November 30, 2000, the total amount of such investments was approximately $1 billion.

  Since VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company's future financial performance or its ability to monitor and manage risk. There can be no assurance that the Company's actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days.

                                                       99%/One-Day VaR
   Primary Market Risk Category                        at November 30
   ----------------------------                --------------------------------
                                                    2000             1999
                                               ---------------       ----
                                               (dollars in millions, pre-tax)
   Interest rate.............................. $            28  $            33
   Equity price...............................              27               32
   Foreign exchange rate......................               5                3
   Commodity price............................              17               16
                                               ---------------  ---------------
   Subtotal...................................              77               84
   Less diversification benefit(1)............              35               33
                                               ---------------  ---------------
   Aggregate VaR.............................. $            42  $            51
                                               ===============  ===============

--------
(1) Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

  The change in aggregate VaR and its interest rate and equity price components from November 30, 1999 to November 30, 2000 primarily reflected a reduction in municipal, emerging market and high-yield debt positions in the Company's trading portfolio and the sale of certain private equity positions.

  In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate VaR values at November 30, 2000 for other confidence levels and time horizons were as follows: $29 million for 95%/one-day VaR and $134 million for 99%/two-week VaR.

  The table below presents the high, low and average 99%/one-day trading VaR over the course of fiscal 2000 for substantially all of the Company's institutional trading activities. Certain market risks included in the year-end VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

                                                                 Daily 99%/One-
                                                                    Day VaR
   Primary Market Risk Category                                 for Fiscal 2000
   ----------------------------                                 ----------------
                                                                High Low Average
                                                                ---- --- -------
                                                                  (dollars in
                                                                 millions, pre-
                                                                      tax)
   Interest rate............................................... $48  $21   $29
   Equity price................................................  36   17    24
   Foreign exchange rate.......................................  11    3     5
   Commodity price.............................................  21   11    16
   Trading VaR................................................. $51  $33   $40

  The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during fiscal 2000:

Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during fiscal year 2000 was:

          ---------------------------------------------------------
                   Value - at - Risk       |
             (in millions of U.S. dollars) |      Number of Days
          ---------------------------------|-----------------------
                     Less than 35          |             2
          ---------------------------------|-----------------------
                         35 to 36          |             6
          ---------------------------------|-----------------------
                         36 to 37          |             10
          ---------------------------------|-----------------------
                         37 to 38          |             16
          ---------------------------------|-----------------------
                         38 to 39          |             28
          ---------------------------------|-----------------------
                         39 to 40          |             31
          ---------------------------------|-----------------------
                         40 to 41          |             37
          ---------------------------------|-----------------------
                         41 to 42          |             29
          ---------------------------------|-----------------------
                         42 to 43          |             28
          ---------------------------------|-----------------------
                         43 to 44          |             19
          ---------------------------------|-----------------------
                         44 to 45          |             10
          ---------------------------------|-----------------------
                         45 to 46          |             14
          ---------------------------------|-----------------------
                         46 to 47          |             13
          ---------------------------------|-----------------------
                         47 to 48          |             5
          ---------------------------------|-----------------------
                         48 to 49          |             3
          ---------------------------------|-----------------------
                         49 to 50          |             1
          ---------------------------------|-----------------------
                  Greater than 50          |             2
          ---------------------------------------------------------

  The histogram below shows the distribution of daily revenues during fiscal 2000 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):

Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during fiscal year 2000 was:

          ---------------------------------------------------------
              Daily Institutional Trading  |
                        Revenue            |
             (in millions of U.S. dollars) |      Number of Days
          ---------------------------------|-----------------------
                     Less than -10         |             4
          ---------------------------------|-----------------------
                        -10 to -5          |             3
          ---------------------------------|-----------------------
                         -5 to 0           |             5
          ---------------------------------|-----------------------
                          0 to 5           |             5
          ---------------------------------|-----------------------
                          5 to 10          |             9
          ---------------------------------|-----------------------
                         10 to 15          |             13
          ---------------------------------|-----------------------
                         15 to 20          |             15
          ---------------------------------|-----------------------
                         20 to 25          |             20
          ---------------------------------|-----------------------
                         25 to 30          |             28
          ---------------------------------|-----------------------
                         30 to 35          |             22
          ---------------------------------|-----------------------
                         35 to 40          |             31
          ---------------------------------|-----------------------
                         40 to 45          |             22
          ---------------------------------|-----------------------
                         45 to 50          |             15
          ---------------------------------|-----------------------
                         50 to 55          |             10
          ---------------------------------|-----------------------
                         55 to 60          |             17
          ---------------------------------|-----------------------
                         60 to 65          |             12
          ---------------------------------|-----------------------
                         65 to 70          |             4
          ---------------------------------|-----------------------
                         70 to 75          |             6
          ---------------------------------|-----------------------
                         75 to 80          |             5
          ---------------------------------|-----------------------
                         80 to 85          |             0
          ---------------------------------|-----------------------
                         85 to 90          |             2
          ---------------------------------|-----------------------
                         90 to 95          |             2
          ---------------------------------|-----------------------
                         95 to 100         |             1
          ---------------------------------|-----------------------
                  Greater than 100         |             5
          ---------------------------------------------------------

  The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. There were no days during fiscal 2000 in which the Company incurred daily mark-to-market losses (trading revenue net of interest income and expense and excluding commissions and primary revenue credited to the trading businesses) in its institutional trading business in excess of the 99%/one-day VaR.

Consumer Lending and Related Activities

 Interest Rate Risk and Management

  In its consumer lending activities, the Company is exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest earning assets, principally credit card and other consumer loans and net servicing fees received in connection with consumer loans sold through asset securitizations, as well as the interest-sensitive liabilities which finance these assets, including asset-backed securitizations; long-term borrowings; deposits; Federal Funds; and short-term bank notes.

  The Company's interest rate risk management policies are designed to reduce the potential volatility of earnings which may arise from changes in interest rates. This is accomplished primarily by matching the repricing of credit card and consumer loans and the related financing. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, the Company utilizes interest rate derivative contracts, such as swap agreements, to achieve its matched financing objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to variable repricing, from variable to fixed repricing or, in more limited circumstances, from variable to variable repricing.

 Sensitivity Analysis Methodology, Assumptions and Limitations

  For its consumer lending activities, the Company uses a variety of techniques to assess its interest rate risk exposure, one of which is interest rate sensitivity simulation. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from its fiscal year-end, the Company assumes that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100-basis-point increase in interest rates as of the beginning of the period.

  Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. In fiscal 2000, a substantial portion of the Company's credit card receivables was repriced to a variable interest rate. These assets which have a market-based index, such as the prime rate, which will reset before the end of the 12-month period, or assets with rates that are fixed at fiscal year-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate-sensitive. The latter category includes certain credit card loans which may be offered at below-market rates for an introductory period, such as for balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with the Company's normal market-based pricing structure. For purposes of measuring rate-sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets which have a fixed rate at fiscal year-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. For the remainder of the Company's credit card receivables which have a fixed interest rate, the Company has the right, with notice to cardmembers, to reprice the receivables to a new interest rate. The Company considers such receivables to be interest rate sensitive, consistent with its policy of matching the repricing of its credit card receivables and the related financing. The Company measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period and billing cycles. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

  Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime, commercial paper or LIBOR rates, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at fiscal year-end but which will mature and be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate-sensitive. For liabilities which have a fixed rate at fiscal year-end but which are assumed to reset to a market-based index during the next 12 months, earnings sensitivity is measured from the expected repricing date.

  Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2000, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $62 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 1999 was estimated to be approximately $10 million. The reduction in pre-tax income at November 30, 2000 was greater as compared with the prior year primarily due to the Company's consumer loan repricing actions made during fiscal 2000 and the related impact of the funding supporting the Company's consumer loans.

  The hypothetical model assumes that the balances of interest rate sensitive assets and liabilities at fiscal year-end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis which cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100-basis-point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur.

Credit Risk

  The Company's exposure to credit risk arises from the possibility that a customer or counterparty to a transaction might fail to perform under its contractual commitment, which could result in the Company incurring losses. With respect to its institutional securities activities, the Company has credit guidelines which limit the Company's current and potential credit exposure to any one counterparty and to each type of counterparty (by rating category). The Credit Department that is responsible for the Company's institutional securities activities administers and monitors these credit limits on a worldwide basis. In addition to monitoring credit limits, the Company manages the credit exposure relating to its trading activities by reviewing periodically counterparty financial soundness, by entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances, and by limiting the duration of exposure. In certain cases, the Company also may close out transactions, enter into risk reducing transactions, assign transactions to other counterparties or purchase credit protection to mitigate credit risk. With respect to the leveraged lending business, the Leveraged Financing Commitment Committee, which is composed of senior managers from various departments within the Company, including the Credit Department, reviews each leveraged loan request.

  With respect to its consumer lending activities, potential credit card holders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company's credit scoring systems include both industry and customized models using the Company's criteria and historical data. Each cardmember's credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember's credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Business Services merchants and conducts annual reviews of merchants with the greatest scrutiny given to merchants with substantial sales volume.

  The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry (see Note 9 to the consolidated financial statements).

Operational Risk

  Operational risk refers generally to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's operating systems, and inadequacies or breaches in the Company's control processes. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. These transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

  In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company's securities business has procedures that require that all transactions are accurately recorded and properly reflected in the Company's books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures; and that collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls which provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled. Disaster recovery plans are in place for critical systems on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and Internal Audit reviews as a further check on operational risk.

Legal Risk

  Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Law and Compliance Department, also has established procedures that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering and recordkeeping. The Company also has established procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

  We have audited the accompanying consolidated statements of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries (the "Company") as of fiscal years ended November 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three fiscal years in the period ended November 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of Morgan Stanley Dean Witter & Co. and subsidiaries at fiscal years ended November 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 2 to the consolidated financial statements, in fiscal 1998, Morgan Stanley Dean Witter & Co. changed its method of accounting for certain offering costs of closed-end funds.

/s/ Deloitte & Touche LLP

New York, New York
January 12, 2001

                        MORGAN STANLEY DEAN WITTER & CO.

                 Consolidated Statements of Financial Condition
                    (dollars in millions, except share data)

                                                     November 30, November 30,
                                                         2000         1999
                                                     ------------ ------------
Assets
Cash and cash equivalents...........................   $ 18,819     $ 12,325
Cash and securities deposited with clearing
   organizations or segregated under federal and
   other regulations (including securities at fair
   value of $41,312 at November 30, 2000 and $6,925
   at November 30, 1999)............................     48,637        9,713

Financial instruments owned:
  U.S. government and agency securities.............     28,841       25,646
  Other sovereign government obligations............     24,119       17,522
  Corporate and other debt..........................     33,419       30,443
  Corporate equities................................     16,889       14,843
  Derivative contracts..............................     27,333       22,769
  Physical commodities..............................        217          819
Securities purchased under agreements to resell.....     50,992       70,366
Receivable for securities provided as collateral....      3,563        9,007
Securities borrowed.................................    105,231       85,064

Receivables:
  Consumer loans (net of allowances of $780 at
   November 30, 2000 and $769 at November 30,
   1999)............................................     21,090       20,229
  Customers, net....................................     26,015       29,299
  Brokers, dealers and clearing organizations.......      1,257        2,252
  Fees, interest and other..........................      6,102        5,371
Office facilities, at cost (less accumulated
   depreciation of $1,934 at November 30, 2000 and
   $1,667 at November 30, 1999).....................      2,685        2,204
Aircraft under operating leases (less accumulated
   depreciation of $257 at November 30, 2000 and
   $101 at November 30, 1999).......................      3,927        1,884
Other assets........................................      7,658        7,211
                                                       --------     --------
Total assets........................................   $426,794     $366,967
                                                       ========     ========

                        MORGAN STANLEY DEAN WITTER & CO.

                    (dollars in millions, except share data)

                                                      November 30, November 30,
                                                          2000         1999
                                                      ------------ ------------
Liabilities and Shareholders' Equity
Commercial paper and other short-term borrowings.....   $ 27,754     $ 38,242
Deposits.............................................     11,930       10,397
Financial instruments sold, not yet purchased:
  U.S. government and agency securities..............     13,578       12,285
  Other sovereign government obligations.............      6,959        7,812
  Corporate and other debt...........................      6,772        2,322
  Corporate equities.................................     15,091       15,402
  Derivative contracts...............................     27,547       23,228
  Physical commodities...............................      1,462          919
Securities sold under agreements to repurchase.......     97,230      104,450
Obligation to return securities received as
 collateral..........................................      8,353       14,729
Securities loaned....................................     35,211       30,080

Payables:
  Customers..........................................     94,546       45,775
  Brokers, dealers and clearing organizations........      3,072        1,335
  Interest and dividends.............................      2,766        2,951
Other liabilities and accrued expenses...............     12,731       10,439
Long-term borrowings.................................     42,051       28,604
                                                        --------     --------
                                                         407,053      348,970
                                                        --------     --------
Capital Units........................................         70          583
                                                        --------     --------
Preferred Securities Issued by Subsidiaries..........        400          400
                                                        --------     --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock....................................        545          670
  Common stock (1) ($0.01 par value, 3,500,000,000
   shares authorized, 1,211,685,904 and 1,211,685,904
   shares issued, 1,107,270,331 and 1,104,630,098
   shares outstanding at November 30, 2000 and
   November 30, 1999, respectively)..................         12           12
  Paid-in capital (1)................................      3,377        3,836
  Retained earnings..................................     20,802       16,285
  Employee stock trust...............................      3,042        2,426
  Cumulative translation adjustments.................        (91)         (27)
                                                        --------     --------
    Subtotal.........................................     27,687       23,202
  Note receivable related to ESOP....................        (44)         (55)
  Common stock held in treasury, at cost (1) ($0.01
   par value, 104,415,573 and 107,055,806 shares at
   November 30, 2000 and November 30, 1999,
   respectively).....................................     (6,024)      (4,355)
  Common stock issued to employee trust..............     (2,348)      (1,778)
                                                        --------     --------
    Total shareholders' equity.......................     19,271       17,014
                                                        --------     --------
  Total liabilities and shareholders' equity.........   $426,794     $366,967
                                                        ========     ========

--------
(1) Amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

                See Notes to Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                       Consolidated Statements of Income
             (dollars in millions, except share and per share data)

                                                   Fiscal Year
                                    -----------------------------------------
                                        2000          1999          1998
                                    ------------- ------------- -------------
Revenues:
 Investment banking................ $       5,008 $       4,523 $       3,340
 Principal transactions:
  Trading..........................         7,393         5,830         3,159
  Investments......................           193           725            89
 Commissions.......................         3,645         2,774         2,208
 Fees:
  Asset management, distribution
   and administration..............         4,219         3,324         3,003
  Merchant and cardmember..........         1,780         1,492         1,647
  Servicing........................         1,450         1,194           928
 Interest and dividends............        21,234        14,880        16,386
 Other.............................           491           248           282
                                    ------------- ------------- -------------
  Total revenues...................        45,413        34,990        31,042
 Interest expense..................        18,176        12,515        13,464
 Provision for consumer loan
  losses...........................           810           529         1,173
                                    ------------- ------------- -------------
  Net revenues.....................        26,427        21,946        16,405
                                    ------------- ------------- -------------
Non-interest expenses:
 Compensation and benefits.........        10,936         8,398         6,636
 Occupancy and equipment...........           772           643           583
 Brokerage, clearing and exchange
  fees.............................           519           485           552
 Information processing and
  communications...................         1,556         1,325         1,140
 Marketing and business
  development......................         2,058         1,679         1,411
 Professional services.............         1,037           836           677
 Other.............................         1,058           852           706
                                    ------------- ------------- -------------
  Total non-interest expenses......        17,936        14,218        11,705
                                    ------------- ------------- -------------
Gain on sale of businesses.........            35           --            685
                                    ------------- ------------- -------------
Income before income taxes and
 cumulative effect of accounting
 change............................         8,526         7,728         5,385
Provision for income taxes.........         3,070         2,937         1,992
                                    ------------- ------------- -------------
Income before cumulative effect of
 accounting change.................         5,456         4,791         3,393
Cumulative effect of accounting
 change............................           --            --           (117)
                                    ------------- ------------- -------------
Net income......................... $       5,456 $       4,791 $       3,276
                                    ============= ============= =============
Preferred stock dividend
 requirements...................... $          36 $          44 $          55
                                    ============= ============= =============
Earnings applicable to common
 shares (1)........................ $       5,420 $       4,747 $       3,221
                                    ============= ============= =============
Earnings per common share (2):
 Basic before cumulative effect of
  accounting change................ $        4.95 $        4.33 $        2.90
 Cumulative effect of accounting
  change...........................           --            --          (0.10)
                                    ------------- ------------- -------------
 Basic............................. $        4.95 $        4.33 $        2.80
                                    ============= ============= =============
 Diluted before cumulative effect
  of accounting change............. $        4.73 $        4.10 $        2.76
 Cumulative effect of accounting
  change...........................           --            --          (0.09)
                                    ------------- ------------- -------------
 Diluted........................... $        4.73 $        4.10 $        2.67
                                    ============= ============= =============
Average common shares outstanding
 (2):
 Basic............................. 1,095,858,438 1,096,789,720 1,151,645,450
                                    ============= ============= =============
 Diluted........................... 1,145,011,515 1,159,500,670 1,212,588,130
                                    ============= ============= =============

--------
(1) Amounts shown are used to calculate basic earnings per common share.

(2) Amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

                See Notes to Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                Consolidated Statements of Comprehensive Income
                             (dollars in millions)

                                                              Fiscal Year
                                                          ----------------------
                                                           2000    1999    1998
                                                          ------  ------  ------
Net income............................................... $5,456  $4,791  $3,276
Other comprehensive income, net of tax:
  Foreign currency translation adjustment................    (64)    (15)     (3)
                                                          ------  ------  ------
Comprehensive income..................................... $5,392  $4,776  $3,273
                                                          ======  ======  ======





                See Notes to Consolidated Financial Statements.

                        MORGAN STANLEY DEAN WITTER & CO.

                     Consolidated Statements of Cash Flows
                             (dollars in millions)

                                                         Fiscal Year
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................  $  5,456  $  4,791  $  3,276
Adjustments to reconcile net income to net cash
 (used for) provided by operating activities:
  Non-cash charges (credits) included in net
   income:
  Cumulative effect of accounting change........       --        --        117
  Gain on sale of businesses....................       (35)      --       (685)
  Deferred income taxes.........................      (219)     (160)      (55)
  Compensation payable in common or preferred
   stock........................................       908       735       408
  Depreciation and amortization.................       727       541       575
  Provision for consumer loan losses............       810       529     1,173
  Changes in assets and liabilities:
  Cash and securities deposited with clearing
   organizations or segregated under federal and
   other regulations............................   (38,924)      839    (3,641)
  Financial instruments owned, net of financial
   instruments sold, not yet purchased..........   (10,524)  (22,081)   11,127
  Securities borrowed, net of securities
   loaned.......................................   (15,036)   (8,798)   (5,061)
  Receivables and other assets..................     2,077   (11,276)    2,114
  Payables and other liabilities................    52,376     5,656     6,081
                                                  --------  --------  --------
Net cash (used for) provided by operating
 activities.....................................    (2,384)  (29,224)   15,429
                                                  --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
 Office facilities..............................      (836)     (656)     (358)
 Sale of businesses, net of disposal costs......       --        --      1,399
 Purchase of Morgan Stanley Dean Witter, S.V.,
  S.A., net of cash acquired....................       --       (223)      --
 Purchase of Ansett Worldwide, net of cash
  acquired......................................      (199)      --        --
 Net principal disbursed on consumer loans......   (11,410)   (8,769)   (2,314)
 Sales of consumer loans........................     9,760     2,997     4,466
                                                  --------  --------  --------
Net cash (used for) provided by investing
 activities.....................................    (2,685)   (6,651)    3,193
                                                  --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from short-term
 borrowings.....................................   (10,563)    9,994     5,620
Securities sold under agreements to repurchase,
 net of securities purchased under agreements to
 resell.........................................    12,154    21,327   (14,407)
Net proceeds from (payments for):
 Deposits.......................................     1,533     2,200      (796)
 Issuance of common stock.......................       338       223       126
 Issuance of put options........................        42         9       --
 Issuance of long-term borrowings...............    22,475     7,552     9,771
 Issuance of Preferred Securities Issued by
  Subsidiaries..................................       --        --        400
Payments for:
 Repayments of long-term borrowings.............    (9,351)   (6,618)   (7,069)
 Redemption of cumulative preferred stock.......       --        --       (200)
 Redemption of Capital Units....................      (513)     (416)      --
 Repurchases of common stock....................    (3,628)   (2,374)   (2,925)
 Cash dividends.................................      (924)     (575)     (519)
                                                  --------  --------  --------
Net cash provided by (used for) financing
 activities.....................................    11,563    31,322    (9,999)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................     6,494    (4,553)    8,623
Cash and cash equivalents, at beginning of
 period.........................................    12,325    16,878     8,255
                                                  --------  --------  --------
Cash and cash equivalents, at end of period.....  $ 18,819  $ 12,325  $ 16,878
                                                  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

          Consolidated Statements of Changes in Shareholders' Equity
                             (dollars in millions)

                                                                                                         Common
                                                                                               Common    Stock
                                                                                      Note      Stock    Issued
                                                              Employee Cumulative  Receivable  Held in     to
                      Preferred  Common   Paid-in   Retained   Stock   Translation Related to Treasury, Employee
                        Stock   Stock(1) Capital(1) Earnings   Trust   Adjustments    ESOP     at Cost   Trust     Total
                      --------- -------- ---------- --------  -------- ----------- ---------- --------- --------  -------
BALANCE AT
NOVEMBER 30, 1997...   $  876     $12      $3,721   $ 9,330    $1,681     $ (9)       $(68)    $  (250) $(1,337)  $13,956
Net income..........      --      --          --      3,276       --       --          --          --       --      3,276
Dividends...........      --      --          --       (526)      --       --          --          --       --       (526)
Redemption of 7-
 3/8% Cumulative
 Preferred Stock....     (200)    --          --        --        --       --          --          --       --       (200)
Conversion of ESOP
 Preferred Stock....       (2)    --          (12)      --        --       --          --           14      --        --
Issuance of common
 stock..............      --      --         (261)      --        --       --          --          387      --        126
Repurchases of
 common stock.......      --      --          --        --        --       --          --       (2,925)     --     (2,925)
Compensation payable
 in common stock....      --      --          292       --        232      --          --           72     (189)      407
ESOP shares
 allocated, at
 cost...............      --      --          --        --        --       --            8         --       --          8
Translation
 adjustments........      --      --          --        --        --        (3)        --          --       --         (3)
                       ------     ---      ------   -------    ------     ----        ----     -------  -------   -------
BALANCE AT
NOVEMBER 30, 1998...      674      12       3,740    12,080     1,913      (12)        (60)     (2,702)  (1,526)   14,119
Net income..........      --      --          --      4,791       --       --          --          --       --      4,791
Dividends...........      --      --          --       (586)      --       --          --          --       --       (586)
Conversion of ESOP
 Preferred Stock....       (4)    --          (18)      --        --       --          --           22      --        --
Issuance of common
 stock..............      --      --         (223)      --        --       --          --          446      --        223
Repurchases of
 common stock.......      --      --          --        --        --       --          --       (2,374)     --     (2,374)
Compensation payable
 in common stock....      --      --          312       --        513      --          --          205     (252)      778
ESOP shares
 allocated, at
 cost...............      --      --          --        --        --       --            5         --       --          5
Issuance of common
 stock in connection
 with Morgan Stanley
 Dean Witter, S.V.,
 S.A. acquisition...      --      --           16       --        --       --          --           48      --         64
Issuance of put
 options............      --      --            9       --        --       --          --          --       --          9
Translation
 adjustments........      --      --          --        --        --       (15)        --          --       --        (15)
                       ------     ---      ------   -------    ------     ----        ----     -------  -------   -------
BALANCE AT
NOVEMBER 30, 1999...      670      12       3,836    16,285     2,426      (27)        (55)     (4,355)  (1,778)   17,014
Net income..........      --      --          --      5,456       --       --          --          --       --      5,456
Dividends...........      --      --          --       (939)      --       --          --          --       --       (939)
Conversion of ESOP
 Preferred Stock....    (125)     --         (817)      --        --       --          --          942      --        --
Issuance of common
 stock..............      --      --         (446)      --        --       --          --          784      --        338
Issuance of put
 options............      --      --           42       --        --       --          --          --       --         42
Exercise of put
 options............      --      --           (4)      --        --       --          --            4      --        --
Repurchases of
 common stock.......      --      --          --        --        --       --          --       (3,628)     --     (3,628)
Compensation payable
 in common stock....      --      --          766       --        616      --          --          229     (570)    1,041
ESOP shares
 allocated, at
 cost...............      --      --          --        --        --       --           11         --       --         11
Translation
 adjustments........      --      --          --        --        --       (64)        --          --       --        (64)
                       ------     ---      ------   -------    ------     ----        ----     -------  -------   -------
BALANCE AT
NOVEMBER 30, 2000...   $  545     $12      $3,377   $20,802    $3,042     $(91)       $(44)    $(6,024) $(2,348)  $19,271
                       ======     ===      ======   =======    ======     ====        ====     =======  =======   =======

-------
(1) Amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

The Company

  Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. Its Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Asset Management business provides global asset management products and services to individual and institutional investors primarily through Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean WitterSM Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

  The consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), Dean Witter Reynolds Inc. ("DWR"), Morgan Stanley Dean Witter Advisors Inc. and NOVUS Credit Services Inc.

Basis of Financial Information

  The consolidated financial statements for the 12 months ended November 30, 2000 ("fiscal 2000"), November 30, 1999 ("fiscal 1999") and November 30, 1998
("fiscal 1998") are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions regarding certain trading inventory valuations, consumer loan loss levels, the potential outcome of litigation and other matters that affect the consolidated financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

  Certain reclassifications have been made to prior-year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

Stock Split

  On December 20, 1999, the Company declared a two-for-one common stock split, effected in the form of a 100% stock dividend, payable to shareholders of record on January 12, 2000 and distributable on January 26, 2000. All share, per share and shareholders' equity data have been retroactively restated to reflect this split.

2. Summary of Significant Accounting Policies

Consolidated Statements of Cash Flows

  For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

  In connection with the fiscal 2000 purchase of Ansett Worldwide Aviation Services, the Company assumed $1,380 million of long-term borrowings.

  In connection with the fiscal 1999 purchase of Morgan Stanley Dean Witter, S.V., S.A. (formerly AB Asesores), the Company issued 1.4 million shares of common stock having a fair value on the date of acquisition of $64 million.

                       MORGAN STANLEY DEAN WITTER & CO.

Consumer Loans

  Consumer loans, which consist primarily of credit card and consumer installment loans, are reported at their principal amounts outstanding, less applicable allowances. Interest on consumer loans is credited to income as earned.

  Interest is accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies and fraudulent transactions, which are charged off earlier. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

Allowance for Consumer Loan Losses

  The allowance for consumer loan losses is a significant estimate that is regularly evaluated by management for adequacy and is established through a charge to the provision for consumer loan losses. The evaluations take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect a borrower's ability to pay.

  The Company uses the results of these evaluations to provide an allowance for consumer loan losses. The exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses.

Securitization of Consumer Loans

  The Company periodically sells consumer loans through asset securitizations and continues to service these loans. The present value of the future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. The impact of recognizing the present value of estimated future net servicing revenues as loans are securitized has not been material to the Company's consolidated statements of income. The exposure for credit losses for securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans and any credit enhancement provided.

Financial Instruments Used for Trading and Investment

  Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the consolidated statements of income as interest and dividend revenue or interest expense. The fair values of the trading positions generally are based on listed market prices. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models which consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

                       MORGAN STANLEY DEAN WITTER & CO.

  Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities that do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value. Loans made in connection with private equity and investment banking activities are carried at cost plus accrued interest less reserves, if deemed necessary, for estimated losses.

Financial Instruments Used for Asset and Liability Management

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

Securities Transactions

  Clients' securities transactions are recorded on a settlement date basis with related commission revenues and expenses recorded on the trade date. Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. It is the Company's policy to take possession of securities purchased under agreements to resell. The Company monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral. Where deemed appropriate, the Company's agreements with third parties specify its rights to request additional collateral.

  Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the fair value of the securities borrowed and loaned against the collateral on a daily basis. Additional collateral is obtained as necessary to ensure such transactions are adequately collateralized.

  Collateral received under securities financing transactions, such as reverse repurchase agreements, is recognized, together with a corresponding obligation to return the collateral, if the collateral provider does not have the contractual right to substitute collateral or redeem collateral on short notice. Collateral transferred under securities financing transactions, such as repurchase agreements, is reclassified from financial instruments owned

                       MORGAN STANLEY DEAN WITTER & CO.

to receivable for securities provided as collateral if the Company does not have the contractual right to substitute collateral or redeem collateral on short notice. At November 30, 2000 and 1999, the Company recorded obligations to return securities received as collateral of $8,353 million and $14,729 million, respectively. The related assets received as collateral were recorded among several captions included in the Company's consolidated statements of financial condition. At November 30, 2000 and 1999, after giving effect to reclassifications, the net increase in total assets and total liabilities was $5,515 million and $10,256 million, respectively.

Investment Banking

  Underwriting revenues and fees for mergers and acquisitions and advisory assignments are recorded when services for the transaction are substantially completed. Transaction-related expenses are deferred and later expensed to match revenue recognition.

Office Facilities

  Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of buildings and leasehold improvements are provided principally by the straight-line method, while depreciation and amortization of furniture, fixtures and equipment are provided by both the straight-line and accelerated methods. Property and equipment are depreciated over the estimated useful lives of the related assets, while leasehold improvements are amortized over the lesser of the economic useful life of the asset or, where applicable, the remaining term of the lease.

Income Taxes

  Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.

Earnings per Share

  The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The calculations of earnings per common share are based on the weighted average number of common shares and share equivalents outstanding and give effect to preferred stock dividend requirements.

  "Basic EPS" reflects no dilution from common stock equivalents, and "diluted EPS" reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period.

Cardmember Rewards

  Cardmember rewards, primarily the Cashback Bonus(R) award, pursuant to which the Company annually pays Discover Card cardmembers and Morgan Stanley Dean Witter Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1%, are based upon a cardmember's annual level and type of purchases. The liability for cardmember rewards expense, included in other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis.

Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts

                       MORGAN STANLEY DEAN WITTER & CO.

for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Translation of Foreign Currencies

  Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. In accordance with SFAS No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in cumulative translation adjustments, a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Goodwill and Other Intangible Assets

  Goodwill and other intangible assets are amortized on a straight-line basis over periods from five to 40 years, generally not exceeding 25 years, and are periodically evaluated for impairment. At November 30, 2000 and 1999, goodwill and other intangible assets of approximately $1.3 billion were included in the Company's consolidated statements of financial condition as a component of other assets.

Accounting Change

  In the fourth quarter of fiscal 1998, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," with respect to the accounting for offering costs paid by investment advisors of closed-end funds where such costs are not specifically reimbursed through separate advisory contracts. In accordance with SOP 98-5 and per an announcement by the Financial Accounting Standards Board ("FASB") staff in September 1998, such costs are to be considered start-up costs and expensed as incurred. Prior to the adoption of SOP 98-5, the Company deferred such costs and amortized them over the life of the fund. The Company recorded a charge to earnings for the cumulative effect of the accounting change as of December 1, 1997, of $117 million, net of taxes of $79 million. The effect of adopting these provisions on the Company's income before the cumulative effect of the accounting change for fiscal 1998 was a decrease of $24 million, net of taxes. The effect on basic and diluted earnings per share was $0.02.

Deferred Compensation Arrangements

  In accordance with Emerging Issues Task Force ("EITF") Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer's stock held in rabbi trusts should be classified in shareholders' equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in common stock issued to employee trust. Both employee stock trust and common stock issued to employee trust are components of shareholders' equity.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain

                       MORGAN STANLEY DEAN WITTER & CO.

derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective December 1, 2000. The Company estimates that it will record an after-tax charge to net income from the cumulative effect of the adoption of SFAS No. 133, as amended, of approximately $59 million and an after-tax decrease to other comprehensive income of approximately $13 million. The Company's adoption of SFAS No. 133, as amended, will affect the accounting for, among other things, the Company's hedging strategies, including those associated with certain financing activities.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The Company is in the process of evaluating the impact of adopting SFAS No. 140.

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides specific guidance as to when certain costs incurred in connection with an internal-use software project should be capitalized and when they should be expensed. The Company adopted SOP 98-1 effective December 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

                       MORGAN STANLEY DEAN WITTER & CO.

3. Consumer Loans

  Consumer loans were as follows:

                                                                 Nov.    Nov.
                                                                  30,     30,
                                                                 2000    1999
                                                                ------- -------
                                                                  (dollars in
                                                                   millions)
   Credit card and consumer installment........................ $21,870 $20,998
   Less:
     Allowance for consumer loan losses........................     780     769
                                                                ------- -------
   Consumer loans, net......................................... $21,090 $20,229
                                                                ======= =======

  Activity in the allowance for consumer loan losses was as follows:

                                                         Fiscal  Fiscal  Fiscal
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (dollars in
                                                              millions)
   Balance beginning of period.......................... $ 769   $ 787   $  884
   Additions:
     Provision for consumer loan losses.................   810     529    1,173
     Purchase of loan portfolios........................   --      --         1
                                                         -----   -----   ------
   Total additions......................................   810     529    1,174
                                                         -----   -----   ------
   Deductions:
     Charge-offs........................................   904     893    1,423
     Recoveries.........................................  (105)   (120)    (170)
                                                         -----   -----   ------
   Net charge-offs......................................   799     773    1,253
                                                         -----   -----   ------
   Other (1)............................................   --      226      (18)
                                                         -----   -----   ------
   Balance end of period................................ $ 780   $ 769   $  787
                                                         =====   =====   ======

--------
(1) These amounts primarily reflect transfers related to asset securitizations and the fiscal 1998 sale of consumer loans associated with SPS, Prime Option and BRAVO (see Note 16).

  Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $127 million, $116 million and $199 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  At November 30, 2000 and 1999, $5,467 million and $5,248 million of the Company's consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company's actual consumer loan repayments.

  At November 30, 2000, the Company had commitments to extend credit for consumer loans in the amount of $262 billion. Commitments to extend credit arise from agreements to extend to customers unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

  The Company received net proceeds from asset securitizations of $9,760 million, $2,997 million and $4,466 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The uncollected balances of consumer

                       MORGAN STANLEY DEAN WITTER & CO.

loans sold through asset securitizations were $25,256 million and $16,977 million at November 30, 2000 and 1999, respectively.

  The estimated fair value of the Company's consumer loans approximated carrying value at November 30, 2000 and 1999. The Company's domestic consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

4. Deposits

  Deposits were as follows:

                                                                 Nov.    Nov.
                                                                  30,     30,
                                                                 2000    1999
                                                                ------- -------
                                                                  (dollars in
                                                                   millions)
   Demand, passbook and money market accounts.................. $ 1,589 $ 1,458
   Consumer certificate accounts...............................   1,649   1,698
   $100,000 minimum certificate accounts.......................   8,692   7,241
                                                                ------- -------
   Total....................................................... $11,930 $10,397
                                                                ======= =======

  The weighted average interest rates of interest bearing deposits outstanding during fiscal 2000 and fiscal 1999 were 6.4% and 5.9%, respectively.

  At November 30, 2000 and 1999, the notional amounts of interest rate exchange agreements that hedged deposits outstanding were $493 million and $473 million and had fair values of $4 million and $6 million, respectively. Under these interest rate exchange agreements, the Company primarily pays floating rates and receives fixed rates. At November 30, 2000, the weighted average interest rate of the Company's deposits, including the effect of interest rate exchange agreements, was 6.4%.

  At November 30, 2000, certificate accounts maturing over the next five years were as follows:

                                                           (dollars in millions)
                                                           ---------------------
   2001...................................................        $3,649
   2002...................................................         2,022
   2003...................................................         1,484
   2004...................................................         1,426
   2005...................................................         1,274

  The estimated fair value of the Company's deposits, using current rates for deposits with similar maturities, approximated carrying value at November 30, 2000 and 1999.

5. Short-Term Borrowings

  At November 30, 2000 and 1999, commercial paper of $18,352 million and $27,072 million, with weighted average interest rates of 6.0% and 5.3%, respectively, was outstanding.

  At November 30, 2000 and 1999, the notional amounts of interest rate and currency swaps that hedged commercial paper outstanding were $557 million and $2,865 million and had fair values of $(1) million and $(3) million, respectively. These contracts had no material effect on the weighted average interest rates of commercial paper.

                       MORGAN STANLEY DEAN WITTER & CO.

  At November 30, 2000 and 1999, other short-term borrowings of $9,402 million and $11,170 million, respectively, were outstanding. These borrowings included bank loans, Federal Funds and bank notes.

  The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At November 30, 2000, no borrowings were outstanding under the MSDW Facility.

  The Company maintains a master collateral facility that enables MS&Co. to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, each as defined. At November 30, 2000, no borrowings were outstanding under the MS&Co. Facility.

  The Company also maintains a revolving committed financing facility that enables MSIL to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.785 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined. At November 30, 2000, no borrowings were outstanding under the MSIL Facility.

  MSDWJL, the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At November 30, 2000, no borrowings were outstanding under the MSDWJL Facility.

  The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

                       MORGAN STANLEY DEAN WITTER & CO.

6. Long-Term Borrowings

Maturities and Terms

  Long-term borrowings at fiscal year-end consist of the following:

                                  U.S. Dollar            Non-U.S. Dollar(1)     At November 30
                         ------------------------------- ---------------------  ----------------
                          Fixed   Floating  Index/Equity  Fixed      Floating    2000     1999
                          Rate    Rate(2)      Linked      Rate       Rate(2)    Total    Total
                         -------  --------  ------------ ---------  ----------  -------  -------
                                               (dollars in millions)
Due in fiscal 2000...... $   --   $   --       $  --     $     --    $     --   $   --   $ 6,902
Due in fiscal 2001......   1,992    8,204         806          306         847   12,155    5,621
Due in fiscal 2002......   1,628    3,203         373           91         982    6,277    4,041
Due in fiscal 2003......   4,063    3,148          80          613         623    8,527    2,818
Due in fiscal 2004......   2,316      465         163          124           3    3,071    3,205
Due in fiscal 2005......   2,994      216          95        1,334          --    4,639      664
Thereafter..............   4,435    1,601          52          715         579    7,382    5,353
                         -------  -------      ------    ---------   ---------  -------  -------
Total................... $17,428  $16,837      $1,569    $   3,183   $   3,034  $42,051  $28,604
                         =======  =======      ======    =========   =========  =======  =======

Weighted average coupon
 at fiscal year-end.....     7.0%     6.8%        n/a          4.1%        5.1%     6.5%     5.9%

--------
(1) Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.

(2) U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates ("LIBOR") and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based on euro floating rates.

Medium-Term Notes

  Included in the table above are medium-term notes of $20,163 million and $15,724 million at November 30, 2000 and 1999, respectively. The effective weighted average interest rate on all medium-term notes was 6.6% in fiscal 2000 and 5.3% in fiscal 1999. Maturities of these notes range from fiscal 2001 through fiscal 2029.

Structured Borrowings

  U.S. dollar index/equity linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor's 500), a basket of stocks or a specific equity security. To minimize the exposure resulting from movements in the underlying equity position or index, the Company has entered into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities at November 30, 2000 and 1999.

Other Borrowings

  Included in the Company's long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $1,332 million and $1,356 million at November 30, 2000 and 1999, respectively. The effective weighted average interest rate on these subordinated notes was 7.1% in fiscal 2000 and 7.0% in fiscal 1999. Maturities of the subordinated notes range from fiscal 2001 to fiscal 2016.

                       MORGAN STANLEY DEAN WITTER & CO.

  Certain of the Company's long-term borrowings are redeemable prior to maturity at the option of the holder. These notes contain certain provisions which effectively enable noteholders to put the notes back to the Company and therefore are scheduled in the foregoing table to mature in fiscal 2001 through fiscal 2002. The stated maturities of these notes, which aggregate $4,873 million, are from fiscal 2001 to fiscal 2030.

  At November 30, 2000, MS&Co., a U.S. broker-dealer subsidiary of the Company, had outstanding $357 million of 8.22% fixed rate subordinated Series A notes, $243 million of 8.51% fixed rate subordinated Series B Notes, $313 million of 6.81% fixed rate subordinated Series C notes, $96 million of 7.03% fixed rate subordinated Series D notes, $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2001 to fiscal 2016. The terms of such notes contain restrictive covenants which require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined. On October 31, 2000, MS&Co. exercised its option to redeem the Series C Notes prior to the scheduled maturity, and all the Series C Notes were subsequently redeemed on December 1, 2000.

Asset and Liability Management

  A portion of the Company's fixed rate long-term borrowings is used to fund highly liquid marketable securities and short-term receivables arising from securities transactions. The Company uses interest rate swaps to more closely match the duration of these borrowings to the duration of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company's fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company's use of swaps for asset and liability management affected its interest expense and effective average borrowing rate as follows:

                                                          Fiscal Fiscal Fiscal
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                              (dollars in
                                                               millions)
   Net increase (reduction) in interest expense from
    swaps for the fiscal year............................  $68    $(22)  $(48)
                                                           ===    ====   ====
   Weighted average coupon of long-term borrowings at
    fiscal year-end(1)...................................  6.5%    5.9%   6.1%
                                                           ===    ====   ====
   Effective average borrowing rate for long-term
    borrowings after swaps at fiscal year-end(1).........  6.7%    5.8%   5.9%
                                                           ===    ====   ====

--------
(1) Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

  The effective weighted average interest rate on the Company's index/equity linked notes, which is not included in the table above, was 6.8% and 5.8% in fiscal 2000 and fiscal 1999, respectively, after giving effect to the related hedges.

                       MORGAN STANLEY DEAN WITTER & CO.

  The table below summarizes the notional or contract amounts of the swaps utilized by the Company for asset and liability management by maturity and weighted average interest rates to be received and paid at November 30, 2000. Swaps utilized to hedge the Company's structured borrowings are presented at their redemption values:

                                    U.S. Dollar              Non-U.S. Dollar(1)
                         ---------------------------------- --------------------
                         Receive   Receive  Receive         Receive    Receive
                          Fixed    Floating Floating Index/  Fixed    Floating   Nov. 30, Nov. 30,
                           Pay       Pay      Pay    Equity   Pay        Pay       2000     1999
                         Floating   Fixed   Floating Linked Floating Floating(2)  Total    Total
                         --------  -------- -------- ------ -------- ----------- -------- --------
                                                  (dollars in millions)
Maturing in fiscal
 2000................... $   --     $  --     $--    $  --   $  --     $  --     $   --   $ 3,116
Maturing in fiscal
 2001...................   1,834       --       85      806     306       320      3,351    2,949
Maturing in fiscal
 2002...................   1,250       500     100      373      91         3      2,317    1,545
Maturing in fiscal
 2003...................   1,225       --      --        80     393       544      2,242    1,183
Maturing in fiscal
 2004...................   2,141       200     --       163     124         3      2,631    2,765
Maturing in fiscal
 2005...................   2,757       --      --        95   1,334       --       4,186      379
Thereafter..............   2,759       500      20       52     665       529      4,525    4,144
                         -------    ------    ----   ------  ------    ------    -------  -------
Total................... $11,966    $1,200    $205   $1,569  $2,913    $1,399    $19,252  $16,081
                         =======    ======    ====   ======  ======    ======    =======  =======
Weighted average at
 fiscal year-end(3)
Receive rate............     6.7%      6.6%    6.8%     n/a     3.8%      5.6%
Pay rate................     7.0%      6.9%    6.9%     n/a     5.6%      5.6%

--------
(1) The differences between the receive rate and the pay rate may reflect differences in the rate of interest associated with the underlying currency.

(2) These amounts include currency swaps used to effectively convert borrowings denominated in one currency into obligations denominated in another currency.

(3) The table was prepared under the assumption that interest rates remain constant at year-end levels. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial. Variable rates presented generally are based on LIBOR or Treasury bill rates.

  The above table does not include interest rate floor agreements that are utilized by the Company to manage interest rate risk. At November 30, 2000 and 1999, interest rate floor agreements with an aggregate notional value of $211 million and $610 million, respectively, were outstanding. Agreements outstanding at November 30, 2000 have expiration dates from fiscal 2001 to fiscal 2002 and an aggregate fair value of $0.4 million.

                       MORGAN STANLEY DEAN WITTER & CO.

  As noted above, the Company uses interest rate and currency swaps to modify the terms of its existing borrowings. Activity during the periods in the notional value of the swap contracts used by the Company for asset and liability management (and the unrecognized gain (loss) at fiscal year-end) is summarized in the table below:

                                                              Fiscal   Fiscal
                                                               2000     1999
                                                              -------  -------
                                                                (dollars in
                                                                 millions)
   Notional value at beginning of period..................... $16,081  $13,101
   Additions.................................................   7,059    5,372
   Matured...................................................  (2,673)  (1,804)
   Terminated................................................    (801)    (848)
   Effect of foreign currency translation on non-U.S. dollar
    notional values and changes in redemption values on
    structured borrowings....................................    (414)     260
                                                              -------  -------
   Notional value at fiscal year-end......................... $19,252  $16,081
                                                              =======  =======
   Unrecognized gain (loss) at fiscal year-end............... $    90  $  (243)
                                                              =======  =======

  The estimated fair value of the Company's long-term borrowings approximated carrying value based on rates available to the Company at year-end for borrowings with similar terms and maturities.

  Cash paid for interest for the Company's borrowings and deposits approximated interest expense in fiscal 2000, fiscal 1999 and fiscal 1998.

7. Commitments and Contingencies

  The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2000, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

                                                           (dollars in millions)
                                                           ---------------------
   2001...................................................        $  488
   2002...................................................           409
   2003...................................................           357
   2004...................................................           316
   2005...................................................           310
   Thereafter.............................................         2,347

  Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $422 million, $296 million and $274 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  The Company has an agreement with IBM Corporation, expiring in 2005, under which the Company receives information processing, data networking and related services. Under the terms of the agreement, the Company has an aggregate minimum annual commitment of $120 million subject to annual cost-of-living adjustments.

  The Company has contracted to develop a one million-square-foot office tower in New York City. Pursuant to this agreement, the Company will own the building and has entered into a 99-year lease for the land at the development site. Construction began in 1999, and the Company intends to occupy the building upon project completion, which is anticipated in fiscal 2002. The total investment in this project is estimated to be approximately $700 million.

                       MORGAN STANLEY DEAN WITTER & CO.

  In the normal course of business, the Company has been named as a defendant in various lawsuits and has been involved in certain investigations and proceedings. Some of these matters involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial condition of the Company but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

  At November 30, 2000 and 1999, the Company had approximately $6.1 billion and $6.3 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

  Financial instruments sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company's ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased may exceed the amounts recognized in the consolidated statements of financial condition.

  The Company also has commitments to fund certain fixed assets and other less liquid investments, including at November 30, 2000 approximately $900 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to leveraged companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

                       MORGAN STANLEY DEAN WITTER & CO.

8. Earnings per Share

  Earnings per share were calculated as follows (in millions, except for per share data):

                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                            ----------- ----------- -----------
Basic EPS
  Income before cumulative effect of
   accounting change.......................   $5,456      $4,791      $3,393
  Cumulative effect of accounting change...      --          --         (117)
  Preferred stock dividend requirements....      (36)        (44)        (55)
                                              ------      ------      ------
  Net income available to common
   shareholders............................   $5,420      $4,747      $3,221
                                              ======      ======      ======
  Weighted average common shares
   outstanding.............................    1,096       1,097       1,152
                                              ======      ======      ======
  Basic EPS before cumulative effect of
   accounting change.......................   $ 4.95      $ 4.33      $ 2.90
  Cumulative effect of accounting change...      --          --        (0.10)
                                              ------      ------      ------
Basic EPS..................................   $ 4.95      $ 4.33      $ 2.80
                                              ======      ======      ======

                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                            ----------- ----------- -----------
Diluted EPS
  Income before cumulative effect of
   accounting change.......................   $5,456      $4,791      $3,393
  Cumulative effect of accounting change...      --          --         (117)
  Preferred stock dividend requirements....      (36)        (36)        (47)
                                              ------      ------      ------
  Net income available to common
   shareholders............................   $5,420      $4,755      $3,229
                                              ======      ======      ======
  Weighted average common shares
   outstanding.............................    1,096       1,097       1,152
  Effect of dilutive securities:
    Stock options..........................       47          39          37
    ESOP convertible preferred stock.......        2          24          24
                                              ------      ------      ------
  Weighted average common shares
   outstanding and common stock
   equivalents.............................    1,145       1,160       1,213
                                              ======      ======      ======
  Diluted EPS before cumulative effect of
   accounting change.......................   $ 4.73      $ 4.10      $ 2.76
  Cumulative effect of accounting change...      --          --        (0.09)
                                              ------      ------      ------
Diluted EPS................................   $ 4.73      $ 4.10      $ 2.67
                                              ======      ======      ======

9. Trading Activities

Trading Revenues

  The Company's trading activities include providing securities brokerage, derivatives dealing and underwriting services to clients. While trading activities are generated by client order flow, the Company also takes proprietary positions based on expectations of future market movements and conditions. The Company's trading strategies rely on the integrated management of its client-driven and proprietary transactions, along with the hedging and financing of these positions.

                       MORGAN STANLEY DEAN WITTER & CO.

  The Company manages its trading businesses by product groupings and therefore has established distinct, worldwide trading divisions having responsibility for equity, fixed income, foreign exchange and commodities products. Because of the integrated nature of the markets for such products, each product area trades cash instruments as well as related derivative products (e.g., options, swaps, futures, forwards and other contracts with respect to such underlying instruments or commodities). Revenues related to principal trading are summarized below by trading division:

                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                            ----------- ----------- -----------
                                                   (dollars in millions)
   Equities................................   $4,705      $3,065      $2,048
   Fixed income............................    1,760       1,937         331
   Foreign exchange........................      349         397         587
   Commodities.............................      579         431         193
                                              ------      ------      ------
     Total principal transaction trading
      revenues.............................   $7,393      $5,830      $3,159
                                              ======      ======      ======

  Interest and dividend revenue and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate.

  The Company's trading portfolios are managed with a view toward the risk and profitability of the portfolios to the Company. The nature of the equities, fixed income, foreign exchange and commodities activities conducted by the Company, including the use of derivative products in these businesses, and the market, credit and concentration risk management policies and procedures covering these activities are discussed below.

Equities

  The Company makes markets and trades in the global secondary markets for equities and convertible debt and is a dealer in equity warrants, exchange traded and OTC equity options, index futures, equity swaps and other sophisticated equity derivatives. The Company's activities as a dealer primarily are client-driven, with the objective of meeting clients' needs while earning a spread between the premiums paid or received on its contracts with clients and the cost of hedging such transactions in the cash or forward market or with other derivative transactions. The Company limits its market risk related to these contracts, which stems primarily from underlying equity/index price and volatility movements, by employing a variety of hedging strategies. The Company also takes proprietary positions in the global equity markets by using derivatives, most commonly futures and options, in addition to cash positions, intending to profit from market price and volatility movements in the underlying equities or indices positioned.

  The counterparties to the Company's equity transactions include commercial banks, investment banks, broker-dealers, investment funds and industrial companies.

Fixed Income

  The Company is a market-maker for U.S. and non-U.S. government securities, corporate bonds, money market instruments, medium-term notes and Eurobonds, high-yield securities, emerging market securities, preferred stock and tax-exempt securities. In addition, the Company is a dealer in interest rate and currency swaps and other related derivative products, OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements ("TBA"), options and swaps. In this capacity, the Company facilitates asset and liability management for its customers in interest rate and currency swaps and related products and OTC government bond options.

                       MORGAN STANLEY DEAN WITTER & CO.

  The Company is an underwriter of, makes markets in, and acts as principal with respect to, commercial and residential mortgage-backed securities and asset-backed securities as well as commercial, residential and real estate loan products. The Company provides financing to customers for commercial, residential and real estate loan products. The Company also uses TBA contracts in its role as a dealer in mortgage-backed securities and facilitates customer trades by taking positions in the TBA market. Typically, these positions are hedged by offsetting TBA contracts or underlying cash positions. The Company also acts as principal and agent in aircraft finance transactions. Acting as principal, the Company acquires aircraft outright or under leases and finances these assets by issuance of non-recourse debt in the securitization market and other similar financing arrangements.

  The counterparties to the Company's fixed income transactions include investment advisors, commercial banks, insurance companies, broker-dealers, investment funds and industrial companies.

Foreign Exchange

  The Company is a market-maker in a number of foreign currencies. It actively trades currencies with its customers on a principal basis in the spot, forward and currency option markets earning a dealer spread. In connection with its market-making activities, the Company seeks to manage its market risk by entering into offsetting positions. The Company also takes proprietary positions in currencies to profit from market price and volatility movements in the currencies positioned.

  The majority of the Company's foreign exchange business relates to major foreign currencies such as yen, euro, pound sterling, Swiss francs and Canadian dollars. The balance of the business covers a broad range of other currencies.

  The counterparties to the Company's foreign exchange transactions include commercial banks, investment banks, broker-dealers, investment funds and industrial companies.

Commodities

  The Company, as a major participant in the world commodities markets, trades in physical precious, base and platinum group metals, electricity, energy products (principally oil, refined oil products and natural gas) as well as a variety of derivatives related to these commodities such as futures, forwards, and exchange traded and OTC options and swaps. Through these activities, the Company provides clients with a ready market to satisfy end users' current raw material needs and facilitates their ability to hedge price fluctuations related to future inventory needs.

  To facilitate hedging for its clients, the Company often is required to take positions in the commodity markets in the form of forward, option and swap contracts involving oil, natural gas, precious and base metals, and electricity. The Company also maintains proprietary trading positions in commodity derivatives, including futures, forwards and options in addition to physical commodities, to profit from price and volatility movements in the underlying commodities markets.

  The counterparties to the Company's OTC commodity business include precious metals producers, refiners and consumers as well as shippers, central banks, and oil, gas and electricity producers.

  The following discussions of risk management, market risk, credit risk, concentration risk and customer activities relate to the Company's trading activities.

                       MORGAN STANLEY DEAN WITTER & CO.

Risk Management

  Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company's risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification. Many of the Company's risk management and control practices are subject to periodic review by the Company's internal auditors as well as to interactions with various regulatory authorities.

  The Management Committee, composed of the Company's most senior officers, establishes the overall risk management policies for the Company and reviews the Company's performance relative to these policies. The Management Committee has created several Risk Committees to assist it in monitoring and reviewing the Company's risk management practices. These Risk Committees, as well as other committees established to manage and monitor specific risks, review the risk monitoring and risk management policies and procedures relating to the Company's market and credit risk profile, sales practices, legal enforceability, and operational and systems risks. The Controllers, Treasury, Law and Compliance, and Firm Risk Management Departments, which are all independent of the Company's business units, also assist senior management and the Risk Committees in monitoring and controlling the Company's risk profile. In addition, the Internal Audit Department, which also reports to senior management, periodically examines and evaluates the Company's operations and control environment. The Company continues to be committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

Market Risk

  Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

  The Company manages the market risk associated with its trading activities on a Company-wide basis, on a trading division level worldwide and on an individual product basis. Market risk limits have been approved for the Company and each major trading division of the Company worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers and the Firm Risk Management Department monitor market risk measures against limits in accordance with policies set by senior management.

  The Firm Risk Management Department independently reviews the Company's trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk and other quantitative and qualitative risk measurements and analyses. The Company's trading businesses and the Firm Risk Management Department also use, as appropriate, measures such as sensitivity to changes in rates, prices, volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Firm Risk Management Department.

Credit Risk

  The Company's exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, which could result in the Company incurring losses. The

                       MORGAN STANLEY DEAN WITTER & CO.

Company has credit guidelines which limit the Company's current and potential credit exposure to any one counterparty. Specific credit risk limits based on these credit guidelines also are in place for each type of counterparty (by rating category).

  The Credit Department administers and monitors the credit limits among trading divisions on a worldwide basis. In addition to monitoring credit limits, the Company manages the credit exposure relating to its trading activities by reviewing periodically counterparty financial soundness, by entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances and by limiting the duration of exposure. In certain cases, the Company also may close out transactions, enter into risk reducing transactions, assign transactions to other counterparties or purchase credit protection to mitigate credit risk.

Concentration Risk

  The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, Germany, Italy and France), which, in the aggregate, represented approximately 12% of the Company's total assets at November 30, 2000. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 24% of the Company's total assets at November 30, 2000, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity and principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of market and credit risk.

Customer Activities

  The Company's customer activities involve the execution, settlement and financing of various securities and commodities transactions on behalf of customers. Customer securities activities are transacted on either a cash or margin basis. Customer commodities activities, which include the execution of customer transactions in commodity futures transactions (including options on futures), are transacted on a margin basis.

  The Company's customer activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at prevailing market prices in the event of the failure of a customer to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer losses. The Company seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulations and Company policies.

Notional/Contract Amounts and Fair Market Values of Derivatives

  The gross notional or contract amounts of derivative instruments and fair value (carrying amount) of the related assets and liabilities at November 30, 2000 and 1999, as well as the average fair value of those assets and liabilities for fiscal 2000 and 1999, are presented in the table that follows. Fair value represents the cost of replacing these instruments and is further described in Note 2. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts

                       MORGAN STANLEY DEAN WITTER & CO.

ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition. Assets represent unrealized gains on purchased exchange-traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps), net of any unrealized losses owed to the counterparties on offsetting positions in situations where netting is appropriate. Similarly, liabilities represent net amounts owed to counterparties. These amounts will vary based on changes in the fair values of underlying financial instruments and/or the volatility of such underlying instruments:

 Fiscal Year-End Gross Notional/Contract      Fiscal Year-End          Average Fair
 Amount(1)(2)                                 Fair Values(3)           Values(3)(4)
 ---------------------------------------  ----------------------- -----------------------
                                            Assets    Liabilities   Assets    Liabilities
                                          ----------- ----------- ----------- -----------
  2000   1999                             2000  1999  2000  1999  2000  1999  2000  1999
  ----  ------                            ----- ----- ----- ----- ----- ----- ----- -----
                                             (dollars in billions at fiscal year-end)
 $3,140 $2,689 Interest rate and          $10.6 $ 9.5 $11.5 $ 9.4 $10.4 $ 9.0 $ 9.5 $ 6.2
               currency swaps and
               options (including caps,
               floors and swap options)
               and other fixed income
               securities contracts

    350    405 Foreign exchange forward     2.5   3.7   2.4   3.6   2.7   3.3   2.6   3.5
               and futures contracts
               and options

    107    110 Equity security              7.2   7.1   5.9   7.3   8.4   5.9   6.9   5.4
               contracts (including
               equity swaps, futures
               contracts, and warrants
               and options)

    252    170 Commodity forwards,          6.9   2.4   7.6   2.9   4.7   2.3   5.4   2.6
               futures, options and
               swaps
     42     30 Mortgage-backed              0.1   0.1   0.1   --    0.1   0.1   0.1   0.1
               securities forward
               contracts, swaps and
               options
 ------ ------                            ----- ----- ----- ----- ----- ----- ----- -----

 $3,891 $3,404 Total                      $27.3 $22.8 $27.5 $23.2 $26.3 $20.6 $24.5 $17.8
 ====== ======                            ===== ===== ===== ===== ===== ===== ===== =====

--------
(1) The notional amounts of derivatives have been adjusted to reflect the effects of leverage, where applicable.

(2) Notional amounts include purchased and written options of $357 billion and $455 billion, respectively, at November 30, 2000 and $399 billion and $401 billion, respectively, at November 30, 1999.

(3) These amounts represent carrying value (exclusive of collateral) at November 30, 2000 and 1999, respectively, and do not include receivables or payables related to exchange traded futures contracts.

(4) Amounts are calculated using a monthly average.

  The gross notional or contract amounts of these instruments are indicative of the Company's degree of use of derivatives for trading purposes but do not represent the Company's exposure to market or credit risk. Credit risk arises from the failure of a counterparty to perform according to the terms of the contract. The Company's exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. These amounts are presented on a net-by-counterparty basis, when appropriate, but are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2000 will not have a material effect on the Company's financial condition.

                        MORGAN STANLEY DEAN WITTER & CO.

  The remaining maturities of the Company's swaps and other derivative products at November 30, 2000 and 1999 are summarized in the following table, showing notional values by year of expected maturity:

                                                  1 to   3 to
                                        Less Than   3      5    More Than
                                         1 Year   Years  Years   5 Years  Total
                                        --------- -----  -----  --------- ------
                                                (dollars in billions)
At November 30, 2000
Interest rate and currency swaps and
 options (including caps, floors and
 swap options) and other fixed income
 securities contracts..................  $  608   $823   $608    $1,101   $3,140
Foreign exchange forward and futures
 contracts and options.................     344      6     --        --      350
Equity securities contracts (including
 equity swaps, futures contracts, and
 warrants and options).................      76     21      8         2      107
Commodity forwards, futures, options
 and swaps.............................     143     78     21        10      252
Mortgage-backed securities forward
 contracts, swaps and options..........      34      1      3         4       42
                                         ------   ----   ----    ------   ------
Total..................................  $1,205   $929   $640    $1,117   $3,891
                                         ======   ====   ====    ======   ======
Percent of total.......................      31%    24%    16%       29%     100%
                                         ======   ====   ====    ======   ======

At November 30, 1999
Interest rate and currency swaps and
 options (including caps, floors and
 swap options) and other fixed income
 securities contracts..................  $  664   $662   $531    $  832   $2,689
Foreign exchange forward and futures
 contracts and options.................     397      8     --        --      405
Equity securities contracts (including
 equity swaps, futures contracts, and
 warrants and options).................      77     22      8         3      110
Commodity forwards, futures, options
 and swaps.............................      97     47     19         7      170
Mortgage-backed securities forward
 contracts, swaps and options..........      21      1      3         5       30
                                         ------   ----   ----    ------   ------
Total..................................  $1,256   $740   $561    $  847   $3,404
                                         ======   ====   ====    ======   ======
Percent of total.......................      37%    22%    16%       25%     100%
                                         ======   ====   ====    ======   ======

                       MORGAN STANLEY DEAN WITTER & CO.

  The credit quality of the Company's trading-related derivatives at November 30, 2000 and 1999 is summarized in the table below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                               Collateralized Other Non-
                                                                               Non-Investment Investment
                                                AAA      AA      A      BBB        Grade        Grade     Total
                                               ------  ------  ------  ------  -------------- ---------- -------
                                                                   (dollars in millions)
At November 30, 2000
Interest rate and currency swaps and options
 (including caps, floors and swap options)
 and other fixed income securities
 contracts...................................  $1,649  $3,964  $3,336  $1,113      $  150       $  396   $10,608
Foreign exchange forward contracts and
 options.....................................     112     909   1,144     111         --           195     2,471
Equity securities contracts (including equity
 swaps, warrants and options)................   1,774   2,172     910     169       1,840          320     7,185
Commodity forwards, options and swaps........     222   1,450   2,139   1,485         337        1,289     6,922
Mortgage-backed securities forward
 contracts, swaps and options................      43      48      38      15         --             3       147
                                               ------  ------  ------  ------      ------       ------   -------
Total........................................  $3,800  $8,543  $7,567  $2,893      $2,327       $2,203   $27,333
                                               ======  ======  ======  ======      ======       ======   =======  ===
Percent of total.............................      14%     31%     28%     11%          8%           8%      100%
                                               ======  ======  ======  ======      ======       ======   =======  ===
At November 30, 1999
Interest rate and currency swaps and options
 (including caps, floors and swap options)
 and other fixed income securities
 contracts...................................  $1,569  $3,842  $2,896  $  884      $  117       $  174   $ 9,482
Foreign exchange forward contracts and
 options.....................................     556   1,551   1,285     170         --           140     3,702
Equity securities contracts (including equity
 swaps, warrants and options)................   1,742   2,310   1,109     260       1,308          320     7,049
Commodity forwards, options and swaps........     164     571     660     469          52          508     2,424
Mortgage-backed securities forward
 contracts, swaps and options................      41      33      35       1           1            1       112
                                               ------  ------  ------  ------      ------       ------   -------
Total........................................  $4,072  $8,307  $5,985  $1,784      $1,478       $1,143   $22,769
                                               ======  ======  ======  ======      ======       ======   =======  ===
Percent of total.............................      18%     37%     26%      8%          6%           5%      100%
                                               ======  ======  ======  ======      ======       ======   =======

  The Company also has obtained assets posted as collateral by investment grade counterparties amounting to $4.7 billion and $3.6 billion at November 30, 2000 and November 30, 1999, respectively.

                       MORGAN STANLEY DEAN WITTER & CO.

10.  Preferred Stock, Capital Units and Preferred Securities Issued by
     Subsidiaries

  Preferred stock of the Company is composed of the following issues:

                                                                     Balance at
                                                 Shares Outstanding   November
                                                   at November 30        30
                                                 ------------------- ----------
                                                   2000      1999    2000  1999
                                                 --------- --------- ----- ----
                                                                      (dollars
                                                                         in
                                                                     millions)
ESOP Convertible Preferred Stock, liquidation
 preference $35.88.............................     --     3,493,477 $ --  $125
Series A Fixed/Adjustable Rate Cumulative
 Preferred Stock, stated value $200............  1,725,000 1,725,000   345  345
7-3/4% Cumulative Preferred Stock, stated value
 $200..........................................  1,000,000 1,000,000   200  200
                                                                     ----- ----
Total..........................................                      $ 545 $670
                                                                     ===== ====

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

  The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company beginning approximately one year after the issuance of the Capital Unit, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $70 million and $583 million at November 30, 2000 and 1999, respectively.

  In fiscal 2000, the Company and MSF redeemed all of the outstanding 8.4% Capital Units, 8.2% Capital Units and 9.0% Capital Units. The aggregate principal amount of the Capital Units redeemed was $513 million.

  The estimated fair value of the Capital Units approximated carrying value at November 30, 2000 and November 30, 1999.

  In January 2000, all shares of the ESOP Convertible Preferred Stock were converted into common shares of the Company (see Note 12).

11. Shareholders' Equity

  MS&Co. and DWR are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and DWR have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $4,510 million at November 30, 2000, which exceeded the amount required by $3,902 million. DWR's net capital totaled $1,331 million at November 30, 2000, which exceeded the amount required by $1,119 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

                       MORGAN STANLEY DEAN WITTER & CO.

  Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and
(c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At November 30, 2000, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

  Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company's triple-A rated derivative products subsidiary, also has established certain operating restrictions that have been reviewed by various rating agencies.

  The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company's ability to withdraw capital from its subsidiaries. At November 30, 2000, approximately $6.2 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

  The Company repurchased approximately 48 million and 50 million shares of its common stock in fiscal 2000 and fiscal 1999, respectively. In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of November 30, 2000, put options were outstanding on an aggregate of 3 million shares of the Company's common stock. These put options have various expiration dates that range from January 2001 through April 2001. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

                       MORGAN STANLEY DEAN WITTER & CO.

  Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company's net foreign investments generally are tax-deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. Therefore, the gross notional amounts of the contracts and debt designated as hedges exceed the Company's net foreign investments to result in effective hedging on an after-tax basis. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. However, under some circumstances, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company's net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative translation adjustments is summarized below:

                                                                 At November
                                                                     30
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
                                                                 (dollars in
                                                                  millions)
   Net monetary investments in non-U.S. dollar functional
    currency subsidiaries.....................................  $2,336  $1,972
                                                                ======  ======
   Gross notional amounts of foreign exchange transactions and
    non-U.S. dollar debt designated as hedges(1)..............  $3,897  $3,309
                                                                ======  ======
   Cumulative translation adjustments resulting from net
    investments in subsidiaries with a non-U.S. dollar
    functional currency.......................................  $ (211) $   57
   Cumulative translation adjustments resulting from realized
    or unrealized gains or losses on hedges, net of tax.......     120     (84)
                                                                ------  ------
   Total cumulative translation adjustments...................  $  (91) $  (27)
                                                                ======  ======

--------
(1) Notional amounts represent the contractual currency amount translated at respective fiscal year-end spot rates.

12. Employee Compensation Plans

  The Company has adopted a variety of compensation plans for certain of its employees. These plans are designed to facilitate a pay-for-performance policy, provide compensation commensurate with other leading financial services companies and provide for internal ownership in order to align the interests of employees with the long-term interests of the Company's shareholders. Certain of these plans are summarized below.

Equity-Based Compensation Plans

  The Company is authorized to issue up to approximately 590 million shares of its common stock in connection with awards under its equity-based compensation plans. At November 30, 2000, approximately 277 million shares were available for future grant under these plans.

Stock Option Awards

  Stock option awards have been granted pursuant to several equity-based compensation plans. Historically, these plans have generally provided for the granting of stock options having an exercise price not less than the fair value of the Company's common stock (as defined in the plans) on the date of grant. Such options generally become exercisable over a one- to five-year period and expire seven to 10 years from the date of grant.

                       MORGAN STANLEY DEAN WITTER & CO.

  The following table sets forth activity relating to the Company's stock option awards (share data in millions):

                            Fiscal 2000        Fiscal 1999        Fiscal 1998
                         ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   Average            Average            Average
                         Number of Exercise Number of Exercise Number of Exercise
                          Shares    Price    Shares    Price    Shares    Price
                         --------- -------- --------- -------- --------- --------
Options outstanding at
 beginning of period....   131.3    $26.76    126.6    $20.04    128.2    $13.93
Granted.................    25.5     67.41     23.2     56.65     31.2     34.39
Exercised...............   (17.8)    21.26    (15.5)    17.12    (30.6)     9.12
Forfeited...............    (1.4)    40.10     (3.0)    23.88     (2.2)    19.70
                           -----              -----              -----
Options outstanding at
 end of period..........   137.6    $34.87    131.3    $26.76    126.6    $20.04
                           =====    ======    =====    ======    =====    ======
Options exercisable at
 end of period..........    88.3    $26.74     93.6    $25.21     81.2    $19.69
                           =====    ======    =====    ======    =====    ======

  The following table presents information relating to the Company's stock options outstanding at November 30, 2000 (share data in millions):

                                 Options Outstanding       Options Exercisable
                            ------------------------------ --------------------
                                        Weighted  Average              Weighted
                                        Average  Remaining             Average
                              Number    Exercise   Life      Number    Exercise
Range of Exercise Prices    Outstanding  Price    (Years)  Exercisable  Price
------------------------    ----------- -------- --------- ----------- --------
$ 4.00 - $ 19.99...........     44.0     $10.05     3.7       35.9      $ 9.62
$20.00 - $ 29.99...........     28.2      26.63     6.2       23.5       26.51
$30.00 - $ 49.99...........     21.5      37.08     7.4       16.9       37.32
$50.00 - $ 69.99...........     41.3      62.50     9.5       10.5       59.95
$70.00 - $106.99...........      2.6      85.72     7.9        1.5       90.38
                               -----                          ----
Total......................    137.6                6.6       88.3
                               =====                          ====

 Deferred Compensation Awards

  The Company has made deferred compensation awards pursuant to several equity-based compensation plans. These plans provide for the deferral of a portion of certain key employees' compensation with payments made in the form of the Company's common stock or in the right to receive unrestricted shares (collectively, "Restricted Stock"). Compensation expense for all such awards (including those subject to forfeiture) amounted to $855 million, $699 million and $415 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Compensation expense for Restricted Stock awards was determined based on the fair value of the Company's common stock (as defined in the plans). The number of Restricted Stock shares outstanding was 115 million at November 30, 2000 and 1999 and 118 million at November 30, 1998.

  Restricted Stock awarded under these plans are subject to restrictions on sale, transfer or assignment until the end of a specified restriction period, generally five to 10 years from the date of grant. Holders of Restricted Stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the relevant restriction period. Holders of vested Restricted Stock generally will also forfeit ownership in certain limited situations, including termination for cause during the restriction period.

                       MORGAN STANLEY DEAN WITTER & CO.

 Profit Sharing Plans

  The Company sponsors qualified profit sharing plans covering substantially all U.S. employees and also provides cash payment of profit sharing to employees of its international subsidiaries. Contributions are made to eligible employees at the discretion of the Board of Directors based upon the financial performance of the Company. Profit sharing expense for fiscal 2000, fiscal 1999 and fiscal 1998 was $182 million, $153 million and $115 million, respectively.

 Employee Stock Ownership Plan

  The Company has a $140 million leveraged employee stock ownership plan, funded through an independently managed trust. The Employee Stock Ownership Plan ("ESOP") was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. In January 2000, each share of the ESOP Convertible Preferred Stock was converted into
6.6 common shares of the Company. The ESOP trust funded its stock purchase through a loan of $140 million from the Company. The ESOP trust note, due September 19, 2005 (extendible at the option of the ESOP trust to September 19, 2010), bears a 10-3/8% interest rate per annum with principal payable without penalty on or before the due date. The ESOP trust expects to make principal and interest payments on the note from funds provided by dividends on the shares of common stock and contributions from the Company, if required. The note receivable from the ESOP trust is reflected as a reduction in the Company's shareholders' equity. Shares allocated to employees generally may not be withdrawn until the employee's death, disability, retirement or termination. Contributions to the ESOP by the Company and allocation of ESOP shares to employees are made annually at the discretion of the Board of Directors based on the financial performance of the Company. The cost of shares allocated to participants' accounts amounted to $11 million in fiscal 2000, $5 million in fiscal 1999 and $8 million in fiscal 1998. The ESOP debt service costs for fiscal 2000 were paid from dividends received on stock held by the ESOP trust. The ESOP debt service costs for fiscal 1999 and fiscal 1998 were paid from dividends received on stock held by the ESOP trust and from Company contributions.

Pro Forma Effect of SFAS No. 123

  Had the Company elected to recognize compensation cost pursuant to SFAS No. 123 for its stock option plans and its employee stock purchase plan, net income would have been reduced by $488 million, $327 million and $214 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Basic and diluted earnings per common share would have been reduced by $0.45, $0.30 and $0.19 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  The weighted average fair value at date of grant for stock options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $30.48, $23.58 and $11.19 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                             Fiscal 2000 Fiscal 1999 Fiscal 1998
                                             ----------- ----------- -----------
   Risk-free interest rate..................     5.6%        5.9%        4.9%
   Expected option life in years............     5.3         5.6         4.8
   Expected stock price volatility..........    43.4%       38.6%       33.2%
   Expected dividend yield..................     1.1%        1.1%        1.3%

13. Employee Benefit Plans

  The Company sponsors various pension plans for the majority of its worldwide employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company also provides certain benefits to former or inactive employees prior to retirement. The following summarizes these plans:

                       MORGAN STANLEY DEAN WITTER & CO.

Pension Plans

  Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by non-contributory pension plans that are qualified under Section 401(a) of the Internal Revenue Code (the "Qualified Plans"). Unfunded supplementary plans (the "Supplemental Plans") cover certain executives. In addition to the Qualified Plans and the Supplemental Plans (collectively, the "U.S. Plans"), certain of the Company's international subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee's years of credited service and on compensation levels specified in the plans. For the Qualified Plans and the other international plans, the Company's policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

  The following tables present information for the Company's pension plans on an aggregate basis.

  Pension expense includes the following components:

                                           Fiscal 2000 Fiscal 1999 Fiscal 1998
                                           ----------- ----------- -----------
                                                  (dollars in millions)
   U.S. Plans:
     Service cost, benefits earned during
      the period..........................    $  74       $ 98        $ 72
     Interest cost on projected benefit
      obligation..........................       88         80          78
     Expected return on plan assets.......     (100)       (86)        (87)
     Net amortization.....................        6          8           1
     Net settlements and curtailments.....        2        --          --
                                              -----       ----        ----
   Total U.S. plans.......................       70        100          64
   Total international plans..............        4         16          11
                                              -----       ----        ----
   Net pension expense....................    $  74       $116        $ 75
                                              =====       ====        ====

  The following table provides the assumptions used in determining the Company's benefit obligation for the U.S. Plans:

                                                        Fiscal 2000 Fiscal 1999
                                                        ----------- -----------
   Weighted average discount rate......................    8.00%       7.50%
   Rate of increase in future compensation levels......    5.00%       5.00%
   Expected long-term rate of return on plan assets....    9.00%       9.00%

                       MORGAN STANLEY DEAN WITTER & CO.

  The following table provides a reconciliation of the changes in the U.S. Plans' benefit obligation and fair value of plan assets for fiscal 2000 and fiscal 1999 as well as a summary of the U.S. Plans' funded status at November 30, 2000 and 1999:

                                                         Fiscal      Fiscal
                                                          2000        1999
                                                       ----------  ----------
                                                       (dollars in millions)
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year............. $    1,214  $    1,213
  Service cost........................................         74          98
  Interest cost.......................................         88          80
  Actuarial gain......................................        (48)        (77)
  Benefits paid.......................................        (84)       (100)
  Settlements.........................................        (10)        --
                                                       ----------  ----------
    Benefit obligation at end of year................. $    1,234  $    1,214
                                                       ==========  ==========

Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year...... $    1,154  $      981
  Actual return on plan assets........................        158         185
  Employer contributions..............................         50          88
  Benefits paid and settlements.......................        (94)       (100)
                                                       ----------  ----------
    Fair value of plan assets at end of year.......... $    1,268  $    1,154
                                                       ==========  ==========
Funded status:
  Funded status....................................... $       34  $      (60)
  Unrecognized transition obligation..................          2           5
  Unrecognized prior-service cost.....................         25          27
  Unrecognized (gain).................................       (153)        (44)
                                                       ----------  ----------
    Net amount recognized............................. $      (92) $      (72)
                                                       ==========  ==========

Amounts recognized in the consolidated statements of
 financial condition consist of:
  Prepaid benefit cost................................ $       53  $       44
  Accrued benefit liability...........................       (145)       (117)
  Intangible asset....................................        --            1
                                                       ----------  ----------
    Net amount recognized............................. $      (92) $      (72)
                                                       ==========  ==========

  For the Supplemental Plans, the aggregate accumulated benefit obligation was $91 million and $90 million at November 30, 2000 and 1999, respectively.

  The Company also maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2000, fiscal 1999 and fiscal 1998, the Company's expense related to these plans was $46 million, $27 million and $18 million, respectively.

Postretirement Benefits

  The Company has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees, employees and dependents. At November 30, 2000 and 1999, the Company's accrued postretirement benefit liability was $106 million and $99 million, respectively.

                       MORGAN STANLEY DEAN WITTER & CO.

Postemployment Benefits

  Postemployment benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former or inactive employees after employment but before retirement. These benefits were not material to the Company's consolidated financial statements in fiscal 2000, fiscal 1999 and fiscal 1998.

14. Income Taxes

  The provision for income taxes consists of:

                                                         Fiscal  Fiscal  Fiscal
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (dollars in
                                                              millions)
   Current:
     U.S. federal....................................... $2,299  $1,868  $1,199
     U.S. state and local...............................    387     491     372
     Non-U.S............................................    603     738     476
                                                         ------  ------  ------
                                                          3,289   3,097   2,047
                                                         ------  ------  ------
   Deferred:
     U.S. federal.......................................   (140)     37     (26)
     U.S. state and local...............................    (44)    (11)      1
     Non-U.S............................................    (35)   (186)    (30)
                                                         ------  ------  ------
                                                           (219)   (160)    (55)
                                                         ------  ------  ------
   Provision for income taxes........................... $3,070  $2,937  $1,992
                                                         ======  ======  ======

  The following table reconciles the provision to the U.S. federal statutory income tax rate:

                                                           Fiscal Fiscal Fiscal
                                                            2000   1999   1998
                                                           ------ ------ ------
   U.S. federal statutory income tax rate................   35.0%  35.0%  35.0%
   U.S. state and local income taxes, net of U.S. federal
    income tax benefits..................................    2.5    3.6    4.6
   Lower tax rates applicable to non-U.S. earnings.......   (2.0)  (2.3)  (2.4)
   Other.................................................    0.5    1.7   (0.2)
                                                            ----   ----   ----
   Effective income tax rate.............................   36.0%  38.0%  37.0%
                                                            ====   ====   ====

  As of November 30, 2000, the Company had approximately $4.3 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated since such liability, if any, is dependent on circumstances existing if and when remittance occurs.

                       MORGAN STANLEY DEAN WITTER & CO.

  Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at November 30, 2000 and 1999 are as follows:

                                                         Nov. 30,    Nov. 30,
                                                           2000        1999
                                                        ----------  ----------
                                                        (dollars in millions)
   Deferred tax assets:
     Employee compensation and benefit plans...........  $    2,078  $    1,486
     Loan loss allowance...............................         284         282
     Other valuation and liability allowances..........         690         405
     Deferred expenses.................................         138         163
     Other.............................................         270         303
                                                         ----------  ----------
       Total deferred tax assets.......................       3,460       2,639
                                                         ----------  ----------

   Deferred tax liabilities:
     Prepaid commissions...............................         360         217
     Other.............................................         369         194
                                                         ----------  ----------
       Total deferred tax liabilities..................         729         411
                                                         ----------  ----------
       Net deferred tax assets.........................  $    2,731  $    2,228
                                                         ==========  ==========

  Cash paid for income taxes was $3,401 million, $1,736 million and $1,591 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  The Company recorded income tax benefits of $467 million, $367 million and $370 million related to employee stock compensation transactions in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Such benefits were credited to paid-in capital.

15.  Segment and Geographic Information

  Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosures that relate to business operating segments ("segments"), the Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments: Securities, Asset Management and Credit Services through which it provides a wide range of financial products and services to its customers.

  The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investment activities. The Company's Asset Management business provides global asset management products and services to individual and institutional investors primarily through Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover Card, the Discover Platinum Card, the Morgan Stanley Dean Witter Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

                       MORGAN STANLEY DEAN WITTER & CO.

  Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company's allocation methodologies, generally based on each segment's respective revenues or other relevant measures. Selected financial information for the Company's segments is presented in the table below:

                                                   Asset     Credit
Fiscal 2000                           Securities Management Services  Total
-----------                           ---------- ---------- -------- --------
                                               (dollars in millions)
All other net revenues...............  $ 18,494    $2,455   $ 2,420  $ 23,369
Net interest.........................     1,486        71     1,501     3,058
                                       --------    ------   -------  --------
Net revenues.........................  $ 19,980    $2,526   $ 3,921  $ 26,427
                                       ========    ======   =======  ========
Gain on sale of business.............  $    --     $   35   $   --   $     35
                                       ========    ======   =======  ========
Income before taxes..................  $  6,237    $1,145   $ 1,144  $  8,526
Provision for income taxes...........     2,190       462       418     3,070
                                       --------    ------   -------  --------
Net income...........................  $  4,047    $  683   $   726  $  5,456
                                       ========    ======   =======  ========
Total assets(1)......................  $395,641    $4,812   $26,341  $426,794
                                       ========    ======   =======  ========

                                                   Asset     Credit
Fiscal 1999                           Securities Management Services  Total
-----------                           ---------- ---------- -------- --------
                                               (dollars in millions)
All other net revenues...............  $ 15,364    $2,060   $ 2,157  $ 19,581
Net interest.........................       948        52     1,365     2,365
                                       --------    ------   -------  --------
Net revenues.........................  $ 16,312    $2,112   $ 3,522  $ 21,946
                                       ========    ======   =======  ========
Income before taxes..................  $  5,864    $  767   $ 1,097  $  7,728
Provision for income taxes...........     2,183       319       435     2,937
                                       --------    ------   -------  --------
Net income...........................  $  3,681    $  448   $   662  $  4,791
                                       ========    ======   =======  ========
Total assets(1)......................  $337,558    $4,259   $25,150  $366,967
                                       ========    ======   =======  ========

                                                   Asset     Credit
Fiscal 1998                           Securities Management Services  Total
-----------                           ---------- ---------- -------- --------
                                               (dollars in millions)
All other net revenues...............  $ 10,400    $1,676   $ 1,407  $ 13,483
Net interest.........................     1,100        87     1,735     2,922
                                       --------    ------   -------  --------
Net revenues.........................  $ 11,500    $1,763   $ 3,142  $ 16,405
                                       ========    ======   =======  ========
Gain on sale of businesses...........  $    --     $  323   $   362  $    685
                                       ========    ======   =======  ========
Income before taxes and cumulative
 effect of accounting change.........  $  3,441    $  694   $ 1,250  $  5,385
Provision for income taxes...........     1,199       264       529     1,992
Cumulative effect of accounting
 change..............................       --       (117)      --       (117)
                                       --------    ------   -------  --------
Net income...........................  $  2,242    $  313   $   721  $  3,276
                                       ========    ======   =======  ========
Total assets(1)......................  $293,401    $4,003   $20,186  $317,590
                                       ========    ======   =======  ========

--------
(1) Corporate assets have been fully allocated to the Company's business segments.

                       MORGAN STANLEY DEAN WITTER & CO.

  The Company operates in both U.S. and non-U.S. markets. The Company's non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company's operations by geographic area. The principal methodologies used in preparing the geographic area data are as follows: commission revenues are recorded based on the location of the sales force; trading revenues are principally recorded based on location of the trader; investment banking revenues are based on location of the client; and asset management and portfolio service fees are recorded based on the location of the portfolio manager:

Fiscal 2000                U.S.    Europe   Asia    Other  Eliminations  Total
-----------              -------- -------- ------- ------- ------------ --------
                                          (dollars in millions)
Net revenues............ $ 19,843 $  5,054 $ 1,684 $   166  $    (320)  $ 26,427
Income before taxes.....    6,308    1,646     466     106        --       8,526
Total assets............  468,102  210,781  28,025  15,577   (295,691)   426,794

Fiscal 1999                U.S.    Europe   Asia    Other  Eliminations  Total
-----------              -------- -------- ------- ------- ------------ --------
                                          (dollars in millions)
Net revenues............ $ 17,101 $  3,848 $ 1,192 $   128  $    (323)  $ 21,946
Income before taxes.....    6,040    1,364     244      80        --       7,728
Total assets............  367,524  164,974  37,610  14,478   (217,619)   366,967

Fiscal 1998                U.S.    Europe   Asia    Other  Eliminations  Total
-----------              -------- -------- ------- ------- ------------ --------
                                          (dollars in millions)
Net revenues............ $ 12,768 $  2,867 $   973 $    95  $    (298)  $ 16,405
Income before taxes and
 cumulative effect of
 accounting change......    3,932    1,146     252      55        --       5,385
Total assets............  325,562  144,711  23,458   9,492   (185,633)   317,590

16. Business Acquisitions and Dispositions

  In December 2000, the Company announced that it had entered into a definitive agreement to acquire Quilter Holdings Limited ("Quilter"). Quilter is a leading U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The transaction is subject to certain regulatory and other consents and is expected to be completed in the first quarter of fiscal 2001.

  In fiscal 2000, the Company completed its acquisition of Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, supplying new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

  In fiscal 1999, the Company completed its acquisition of Morgan Stanley Dean Witter, S.V., S.A. (formerly AB Asesores), the largest independent financial services firm in Spain. Morgan Stanley Dean Witter, S.V., S.A. has leading positions in personal investment, asset management, institutional research and brokerage. Through its financial advisors, it offers its individual investors proprietary mutual funds and other financial products. The Company's fiscal 1999 results include the operations of Morgan Stanley Dean Witter, S.V., S.A. since March 25, 1999, the date of acquisition.

  In fiscal 1998, the Company completed the sale of its Global Custody business. At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to the buyer. As a result of the resolution of these payments and purchase price adjustments, during fiscal 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of the Global Custody business.

                       MORGAN STANLEY DEAN WITTER & CO.

  In fiscal 1998, the Company sold its interest in the operations of SPS Transaction Services, Inc., a 73%-owned, publicly held subsidiary of the Company. In addition, the Company sold certain credit card receivables relating to its discontinued BRAVO Card. The Company's aggregate net pre-tax gain resulting from these transactions was $362 million.

  In addition, during fiscal 1998, the Company sold its Prime OptionSM MasterCard(R) portfolio ("Prime Option"), a business it had operated with NationsBank of Delaware, N.A., and its Correspondent Clearing business. The gains resulting from the sale of these businesses were not material to the Company's results of operations or financial condition.

17. Quarterly Results (unaudited)

                                    2000 Fiscal Quarter                                 1999 Fiscal Quarter(2)
                   ------------------------------------------------------ ---------------------------------------------------
                       First        Second        Third        Fourth        First        Second       Third        Fourth
                   ------------- ------------ ------------- ------------- ------------ ------------ ------------ ------------
                                             (dollars in millions, except share and per share data)
Total revenues...  $      11,566 $     11,692 $      11,711 $      10,444 $      8,658 $      8,779 $      8,626 $      8,927
Interest
 expense.........          3,932        4,420         5,242         4,582        3,142        3,015        3,184        3,174
Provision for
 consumer loan
 losses..........            223          204           175           208          177          119          113          120
                   ------------- ------------ ------------- ------------- ------------ ------------ ------------ ------------
Net revenues.....          7,411        7,068         6,294         5,654        5,339        5,645        5,329        5,633
                   ------------- ------------ ------------- ------------- ------------ ------------ ------------ ------------
Total non-
 interest
 expenses........          4,979        4,773         4,419         3,765        3,667        3,787        3,766        2,998
Gain on sale of
 business........            --           --             35           --           --           --           --           --
                   ------------- ------------ ------------- ------------- ------------ ------------ ------------ ------------
Income before
 income taxes....          2,432        2,295         1,910         1,889        1,672        1,858        1,563        2,635
Provision for
 income taxes....            888          837           664           681          635          707          593        1,002
                   ------------- ------------ ------------- ------------- ------------ ------------ ------------ ------------
Net income.......  $       1,544 $      1,458 $       1,246 $       1,208 $      1,037 $      1,151 $        970 $      1,633
                   ============= ============ ============= ============= ============ ============ ============ ============
Earnings per
 share(1)(3):
 Basic...........  $        1.40 $       1.32 $        1.14 $        1.10 $       0.93 $       1.03 $       0.87 $       1.50
 Diluted.........  $        1.34 $       1.26 $        1.09 $        1.06 $       0.88 $       0.98 $       0.83 $       1.42
Dividends to
 common
 shareholders(1).. $        0.20 $       0.20 $        0.20 $        0.20 $       0.12 $       0.12 $       0.12 $       0.12
Book value(1)....  $       15.31 $      15.66 $       16.19 $       16.91 $      12.47 $      13.00 $      13.27 $      14.85
Stock price
 range(1)(4).....  $ 59.97-71.38 $63.69-95.81 $75.25-107.58 $63.38-109.38 $31.16-48.50 $44.53-57.10 $41.07-51.78 $43.19-63.63

-------
(1) Fiscal 1999 amounts have been retroactively adjusted to give effect for a two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective on January 26, 2000.

(2) Certain reclassifications have been made to previously reported 1999 quarterly amounts.

(3) Summation of the quarters' earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

(4) Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of stockholders of record at November 30, 2000 approximated 130,000. The number of beneficial owners of common stock is believed to exceed this number.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information relating to directors and nominees of MSDW is set forth under the caption "Item 1--Election of Directors" in MSDW's Proxy Statement for its 2001 Annual Meeting of Shareholders ("MSDW's Proxy Statement") and is incorporated by reference herein. The information under the heading "Section 16(a) beneficial ownership reporting compliance" that appears in MSDW's Proxy Statement is also incorporated by reference herein.

Item 11. Executive Compensation

  The information relating to executive compensation is set forth under the captions "Director compensation," "Summary compensation table," "Option grants in last fiscal year," "Aggregated option exercises in last fiscal year and fiscal year-end option values," "Pension plans" and "Termination agreement" in MSDW's Proxy Statement and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information relating to security ownership of management and certain beneficial owners is set forth under the captions "Stock ownership of management" and "Principal shareholders" in MSDW's Proxy Statement and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

  The information regarding certain relationships and related transactions is set forth under the caption "Certain transactions" in MSDW's Proxy Statement and such information is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Documents filed as part of this Report

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

(b)Reports on Form 8-K

    A Current Report on Form 8-K, dated September 21, 2000, was filed with the SEC in connection with the announcement of MSDW's third fiscal quarter financial results.

    A Current Report on Form 8-K, dated October 11, 2000, was filed with the SEC in connection with activity in MSDW's high yield business.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2001.

                                          Morgan Stanley Dean Witter & Co.
                                           (Registrant)

                                          By: /s/ Philip J. Purcell
                                              ------------------------------
                                                  (Philip J. Purcell)
                                             Chairman of the Board and Chief
                                                    Executive Officer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of February, 2001.

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

            /s/ Joanne Pace                 Controller (Principal Accounting Officer)
___________________________________________
               (Joanne Pace)

           /s/ Robert P. Bauman             Director
___________________________________________
              (Robert P. Bauman)

           /s/ Edward A. Brennan            Director
___________________________________________
            (Edward A. Brennan)

                 Signature                                     Title
                 ---------                                     -----
           /s/ C. Robert Kidder                              Director
___________________________________________
             (C. Robert Kidder)

           /s/ Charles F. Knight                             Director
___________________________________________
            (Charles F. Knight)

            /s/ John W. Madigan                              Director
___________________________________________
             (John W. Madigan)

            /s/ Miles L. Marsh                               Director
___________________________________________
              (Miles L. Marsh)

           /s/ Michael A. Miles                              Director
___________________________________________
             (Michael A. Miles)

        /s/ Clarence B. Rogers, Jr.                          Director
___________________________________________
         (Clarence B. Rogers, Jr.)

         /s/ Laura D'Andrea Tyson                            Director
___________________________________________
           (Laura D'Andrea Tyson)

                        MORGAN STANLEY DEAN WITTER & CO.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                        ITEMS (14)(a)(1) AND (14)(a)(2)

                                                                           Page
Financial Statements                                                       ----
Report of Independent Auditors...........................................   61
Consolidated Statements of Financial Condition at November 30, 2000 and
 November 30, 1999.......................................................   62
Consolidated Statements of Income for Fiscal 2000, 1999 and 1998.........   64
Consolidated Statements of Comprehensive Income for Fiscal 2000, 1999 and
 1998....................................................................   65
Consolidated Statements of Cash Flows for Fiscal 2000, 1999 and 1998.....   66
Consolidated Statements of Changes in Shareholders' Equity for Fiscal
 2000, 1999 and 1998.....................................................   67
Notes to Consolidated Financial Statements...............................   68

Financial Statement Schedules
Schedule I--Condensed Financial Information of Morgan Stanley Dean
 Witter & Co. (Parent Company Only) at November 30, 2000 and
 November 30, 1999 and for each of the Three Fiscal Years in the
 Period Ended November 30, 2000...................................   S-2--S-5

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                    (dollars in millions, except share data)

                                                      November 30, November 30,
                                                          2000         1999
                                                      ------------ ------------
Assets:
  Cash and cash equivalents..........................   $ 2,604      $ 1,914
  Financial instruments owned........................       454        2,446
  Advances to subsidiaries...........................    72,912       50,121
  Investment in subsidiaries, at equity..............    20,040       17,129
  Other assets.......................................     2,987        2,139
                                                        -------      -------
    Total assets.....................................   $98,997      $73,749
                                                        =======      =======
Liabilities and Shareholders' Equity:
  Short-term borrowings..............................   $20,720      $25,360
  Payables to subsidiaries...........................    20,206        6,044
  Other liabilities and accrued expenses.............     1,211          730
  Long-term borrowings...............................    37,589       24,601
                                                        -------      -------
                                                         79,726       56,735
                                                        -------      -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock....................................       545          670
  Common stock(1) ($0.01 par value; 3,500,000,000
   shares authorized, 1,211,685,904 and 1,211,685,904
   shares issued, 1,107,270,331 and 1,104,630,098
   shares outstanding at November 30, 2000 and
   November 30, 1999, respectively)..................        12           12
  Paid-in capital(1).................................     3,377        3,836
  Retained earnings..................................    20,802       16,285
  Employee stock trust...............................     3,042        2,426
  Cumulative translation adjustments.................       (91)         (27)
                                                        -------      -------
    Subtotal.........................................    27,687       23,202
  Note receivable related to ESOP....................       (44)         (55)
  Common stock held in treasury, at cost (1) ($0.01
   par value, 104,415,573 and 107,055,806 shares at
   November 30, 2000 and November 30, 1999,
   respectively).....................................    (6,024)      (4,355)
  Common stock issued to employee trust..............    (2,348)      (1,778)
                                                        -------      -------
    Total shareholders' equity.......................    19,271       17,014
                                                        -------      -------
Total liabilities and shareholders' equity...........   $98,997      $73,749
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

                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

            Condensed Statements of Income and Comprehensive Income
                             (dollars in millions)

                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                            ----------- ----------- -----------
Revenues:
  Interest and dividends...................   $4,076      $2,585      $3,098
  Principal transactions...................       48          55          60
  Fiduciary fees...........................        2          16          16
  Other....................................        4           2         (1)
                                              ------      ------      ------
    Total revenues.........................    4,130       2,658       3,173
                                              ------      ------      ------

Expenses:
  Interest expense.........................    4,123       2,460       2,976
  Non-interest expenses....................        3          29           9
                                              ------      ------      ------
    Total expenses.........................    4,126       2,489       2,985
                                              ------      ------      ------
  Income before income tax (benefit) provi-
   sion and equity in earnings of subsidi-
   aries...................................        4         169         188
  Income tax (benefit) provision...........      (18)         63          70
                                              ------      ------      ------
  Income before equity in earnings of sub-
   sidiaries...............................       22         106         118
  Equity in earnings of subsidiaries, net
   of tax..................................    5,434       4,685       3,158
                                              ------      ------      ------
  Net income...............................   $5,456      $4,791      $3,276
                                              ======      ======      ======
  Other comprehensive income, net of tax:
    Foreign currency translation adjust-
     ment..................................      (64)        (15)        (3)
                                              ------      ------      ------
  Comprehensive income.....................   $5,392      $4,776      $3,273
                                              ======      ======      ======
  Net income...............................   $5,456      $4,791      $3,276
                                              ======      ======      ======
  Preferred stock dividend requirements....   $   36      $   44      $   55
                                              ======      ======      ======
  Earnings applicable to common shares.....   $5,420      $4,747      $3,221
                                              ======      ======      ======



                  See Notes to Condensed Financial Statements.

                                                                      SCHEDULE I

                        MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                       Condensed Statements of Cash Flows
                             (dollars in millions)

                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                            ----------- ----------- -----------
Cash flows from operating activities:
  Net income...............................   $5,456      $4,791      $3,276
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Non-cash charges (credits) included in
     net income:
      Compensation payable in common or
       preferred stock.....................      908         735         408
      Equity in subsidiaries' earnings, net
       of dividends........................   (2,414)     (1,119)     (1,300)
    Change in assets and liabilities:
      Financial instruments owned..........    1,786      (2,126)        (37)
      Other assets.........................   (1,654)        242        (589)
      Other liabilities and accrued
       expenses............................      628         288        (175)
                                              ------      ------      ------
  Net cash provided by operating
   activities..............................    4,710       2,811       1,583
                                              ------      ------      ------
Cash flows from investing activities:
    Investments in and advances to
     subsidiaries, at equity...............   (9,127)     (8,193)      1,605
                                              ------      ------      ------
  Net cash (used for) provided by investing
   activities..............................   (9,127)     (8,193)      1,605
                                              ------      ------      ------
Cash flows from financing activities:
  Net (payments for) proceeds from short-
   term borrowings.........................   (4,640)      4,001       4,614
  Net proceeds from:
    Issuance of common stock...............      338         223         126
    Issuance of put options................       42           9         --
    Issuance of long-term borrowings.......   20,850       6,519       8,167
  Payments for:
    Repurchases of common stock............   (3,628)     (2,374)     (2,925)
    Repayments of long-term borrowings.....   (6,931)     (6,159)     (6,944)
    Redemption of cumulative preferred
     stock.................................      --          --         (200)
    Cash dividends.........................     (924)       (575)       (519)
                                              ------      ------      ------
  Net cash provided by financing
   activities..............................    5,107       1,644       2,319
                                              ------      ------      ------
  Net increase (decrease) in cash and cash
   equivalents.............................      690      (3,738)      5,507
  Cash and cash equivalents, at beginning
   of period...............................    1,914       5,652         145
                                              ------      ------      ------
  Cash and cash equivalents, at end of
   period..................................   $2,604      $1,914      $5,652
                                              ======      ======      ======

                  See Notes to Condensed Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

 Basis of Financial Information

  The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley Dean Witter & Co. (the "Company") and the notes thereto found on pages 62 to 101 of the Company's Annual Report to Shareholders which is included in this Form 10-K.

  The Parent Company Financial Statements for the 12 months ended November 30, 2000 ("fiscal 2000"), November 30, 1999 ("fiscal 1999") and November 30, 1998
("fiscal 1998") are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions regarding certain trading inventory valuations, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. Management believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

  Certain reclassifications have been made to prior-year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

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

  In January 2000, each share of the ESOP Convertible Preferred Stock was converted into 6.6 common shares of the Company.

2. Transactions with Subsidiaries

  The Company has transactions with its subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its subsidiaries.

  The Company received cash dividends from its consolidated subsidiaries totaling $3,020 million, $3,566 million and $1,858 million in fiscal 2000, 1999 and 1998, respectively.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

  We have audited the consolidated financial statements of Morgan Stanley Dean Witter & Co. and subsidiaries (the "Company") as of fiscal years ended November 30, 2000 and 1999, and for each of the three fiscal years in the period ended November 30, 2000, and have issued our report thereon dated January 12, 2001; such consolidated financial statements and report are included in your 2000 Annual Report on Form 10-K. Our audits also included
Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement schedules of Morgan Stanley Dean Witter & Co. (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.


/s/ Deloitte & Touche LLP

New York, New York
January 12, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                  For the fiscal year ended November 30, 2000
                          Commission File No. 1-11758

                        Morgan Stanley Dean Witter & Co.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by MSDW or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by MSDW or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. MSDW's Exchange Act file number is 1-11758. Prior to the Merger, Morgan Stanley's Exchange Act file number was 1-9085.

 Exhibit
   No.                              Description
 -------                            -----------
  3.1*   Amended and Restated Certificate of Incorporation of MSDW, as
         amended to date.

  3.2    By-Laws of MSDW, as amended to date (Exhibit 3.4 to MSDW's
         Quarterly Report on Form 10-Q for the quarter ended February 28,
         1999).

  4.1    Rights Agreement dated as of April 25, 1995 between MSDW and
         Chemical Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to MSDW's
         Registration Statement on Form 8-A dated April 25, 1995).

  4.2 Amendment dated as of February 4, 1997 to the Rights Agreement between MSDW and The Chase Manhattan Bank, as rights agent
         (Exhibit 4.1 to MSDW's Current Report on Form 8-K dated February
         4, 1997).

  4.3    Second Amendment dated as of June 15, 1999 to the Rights
         Agreement between MSDW and The Chase Manhattan Bank (as successor to Chemical Bank), as rights agent (Exhibit 4.1 to MSDW's Current Report on Form 8-K dated June 15, 1999).

  4.4    Indenture dated as of February 24, 1993 between MSDW and The
         First National Bank of Chicago, as trustee (Exhibit 4 to MSDW's
         Registration Statement on Form S-3 (No. 33-57202)).

  4.5 Amended and Restated Senior Indenture dated as of May 1, 1999 between MSDW and The Chase Manhattan Bank, as trustee (Exhibit
         4-e to MSDW's Registration Statement on Form S-3/A (No. 333-
         75289)).

  4.6    Amended and Restated Subordinated Indenture dated as of May 1,
         1999 between MSDW and The First National Bank of Chicago, as trustee (Exhibit 4-f to MSDW's Registration Statement on Form S-
         3/A (No. 333-75289)).

  4.7    First Supplemental Senior Indenture dated as of September 15,
         2000 between MSDW and The Chase Manhattan Bank, as trustee
         (Exhibit 4-f to MSDW's Registration Statement on Form S-3/A (No.
         333-47576)).

  4.8    Instruments defining the Rights of Security Holders, Including
         Indentures--Except as set forth in Exhibits 4.1 through 4.7 above, the instruments defining the rights of holders of long-term debt securities of MSDW and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K.
         MSDW hereby agrees to furnish copies of these instruments to the SEC upon request.

 10.1    Services Agreement by and between MSDW and International
         Business Machines Corporation, effective as of July 1, 1999
         (Exhibit 10.4 to MSDW's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999; confidential treatment has been requested for portions of this exhibit).

 10.2 Pooling and Servicing Agreement dated as of October 1, 1993 between Discover Bank (formerly Greenwood Trust Company), as master servicer, servicer and seller, and U.S. Bank National
         Association, as trustee (Exhibit 4.1 to the Discover Card Master
         Trust I Registration Statement on Form S-1 (No. 33-71502)).

 Exhibit
   No.                              Description
 -------                            -----------

 10.3    First Amendment to Pooling and Servicing Agreement dated as of
         August 15, 1994 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current
         Report on Form 8-K dated August 1, 1995).

 10.4    Second Amendment to Pooling and Servicing Agreement dated as of
         February 29, 1996 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current
         Report on Form 8-K dated April 30, 1996).

 10.5    Third Amendment to Pooling and Servicing Agreement dated as of
         March 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1(d) to the Discover Card Master Trust I
         Registration Statement on Form 8-A dated April 9, 1998).

 10.6    Fourth Amendment to Pooling and Servicing Agreement dated as of
         November 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current
         Report on Form 8-K dated November 30, 1998).

 10.7 Amended and Restated Trust Agreement dated November 30, 2000 between MSDW and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated November 30, 2000 filed by certain senior officers of MSDW and hereby incorporated by reference).

 10.8 Amended and Restated Trust Agreement of MSDW Capital Trust I dated as of March 12, 1998 among MSDW, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein
         (Exhibit 4.3 to MSDW's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

 10.9+ Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc.
         Supplemental Pension Plan for Executives) (amended and restated)
         (Exhibit 10.32 to MSDW's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.10+  Omnibus Equity Incentive Plan (Exhibit 4.1 to MSDW's
         Registration Statement on Form S-8 (No. 33-63024)).

 10.11+  Employees Replacement Stock Plan (Exhibit 4.2 to MSDW's
         Registration Statement on Form S-8 (No. 33-63024)).

 10.12+  Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to
         MSDW's Current Report on Form 8-K dated November 18, 1993).

 10.13+  Dean Witter START Plan (Saving Today Affords Retirement
         Tomorrow) (amended and restated) (Exhibit 10.9 to MSDW's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1996).

 10.14+  Amendment to Dean Witter START Plan (Exhibit 10.11 to MSDW's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1997).


 10.15+  Amendment to Dean Witter START Plan (Exhibit 10.2 to MSDW's
         Quarterly Report on Form 10-Q for the quarter ended May 31,
         1998).

 10.16+  Amendment to Dean Witter START Plan (Exhibit 10.3 to MSDW's
         Quarterly Report on Form 10-Q for the quarter ended May 31,
         1998).

 Exhibit
   No.                              Description
 -------                            -----------

 10.17+  Amendment to Dean Witter START Plan (Exhibit 10.19 to MSDW's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1998).

 10.18+  Amendments to Dean Witter START Plan (Exhibit 10.22 to MSDW's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1999).

 10.19+* Amendment to Dean Witter START Plan.

 10.20+  1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to
         MSDW's Registration Statement on Form S-8 (No. 33-63024)).

 10.21+  Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit
         10.37 to MSDW's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.22+  Transferred Executives Pension Supplement (amended and restated)
         (Exhibit 10 to MSDW's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

 10.23+ 1994 Omnibus Equity Plan (Exhibit 10.52 to MSDW's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

 10.24+  Tax Deferred Equity Participation Plan (amended and restated)
         (Exhibit 10.3 to MSDW's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

 10.25+  Directors' Equity Capital Accumulation Plan (Exhibit 10.19 to
         MSDW's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1997).

 10.26+  Employees Equity Accumulation Plan (Exhibit 10.34 to MSDW's
         Annual Report on Form 10-K for the fiscal year ended December
         31, 1996).

 10.27+  Employee Stock Purchase Plan (Exhibit 10.28 to MSDW's Annual
         Report on Form 10-K for the fiscal year ended November 30,
         1998).

 10.28+  Amendment to Employee Stock Purchase Plan (Exhibit 10.32 to
         MSDW's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1999).

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

 10.31+  Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit
         10.31 to MSDW's Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

 10.32+* Amendment to Morgan Stanley & Co. Incorporated Excess Benefit
         Plan.

 10.33+  Supplemental Executive Retirement Plan (Exhibit 10.32 to MSDW's
         Annual Report on Form 10-K for the fiscal year ended November
         30, 1998).


 10.34+  Amendment to Supplemental Executive Retirement Plan (Exhibit
         10.37 to MSDW's Annual Report on Form 10-K for the fiscal year ended November 30, 1999).

 Exhibit
   No.                              Description
 -------                            -----------
 10.35+* Amendment to Supplemental Executive Retirement Plan.

 10.36+  Performance Unit Plan (amended and restated) (Exhibit 10.8 to
         Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.37+  1988 Equity Incentive Compensation Plan, as amended (Exhibit
         10.12 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.38+  1995 Equity Incentive Compensation Plan (Annex A to Morgan
         Stanley's Proxy Statement for its 1996 Annual Meeting of
         Stockholders).

 10.39+* Amendment to 1995 Equity Incentive Compensation Plan.

 10.40+  1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to
         Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

 10.41+  Form of Deferred Compensation Agreement under the Pre-Tax
         Incentive Program (Exhibit 10.12 to Morgan Stanley's Annual
         Report on Form 10-K for the fiscal year ended January 31, 1994).

 10.42+  Form of Deferred Compensation Agreement under the Pre-Tax
         Incentive Program 2 (Exhibit 10.12 to Morgan Stanley's Annual
         Report for the fiscal year ended November 30, 1996).

 10.43+* Key Employee Private Equity Recognition Plan.

 10.44+  DWR Branch Manager Compensation Plan (amended and restated)
         (Exhibit 10.1 to MSDW's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000).

 10.45+ DWR Financial Advisor Productivity Compensation Plan (amended and restated) (Exhibit 10.2 to MSDW's Quarterly Report on Form
         10-Q for the quarter ended August 31, 1999).

 10.46+  Change in Employment Status Agreement by and between MSDW and
         Peter F. Karches effective as of September 1, 2000 (Exhibit 10 to MSDW's Quarterly Report on Form 10-Q for the quarter ended
         August 31, 2000; confidential treatment has been requested for portions of this exhibit).

 11*     Statement Re: Computation of Earnings Per Common Share.

 12* Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock
         Dividends.

 21*     Subsidiaries of MSDW.

 23.1*   Consent of Deloitte & Touche LLP.

 24      Powers of Attorney (included on signature page).

 99*     The following MSDW financial statements disclosed in Part II,
         Item 8 of this Report in XBRL format: Consolidated Statements of
         Financial Condition at November 30, 2000 and November 30, 1999;
         Consolidated Statements of Income for Fiscal 2000, 1999 and
         1998; and Consolidated Statements of Cash Flows for Fiscal 2000,
         1999 and 1998 (Pilot Demonstration).

--------
* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

[LOGO] Printed on Recycled Paper