Form 10-K/A
period 2000-11-30
MORGAN STANLEY DEAN WITTER & CO
filed 2001-02-27
CIK 895421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                            AMENDMENT NO. 1 TO THE
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Explanatory Note

  Morgan Stanley Dean Witter & Co. is filing this version of its Annual Report on Form 10-K because in the electronic transmission of the Annual Report on Form 10-K as originally filed the exhibits appeared before the Report in the SEC's EDGAR database.

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

  At November 30, 2000, certificate accounts maturing over the next five years were as follows:

                                                                        (dollars in millions)
                                                                        ---------------------
   2001...............................................................         $3,649
   2002...............................................................          2,022
   2003...............................................................          1,484
   2004...............................................................          1,426
   2005...............................................................          1,274

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2001.

                                          Morgan Stanley Dean Witter & Co.
                                           (Registrant)

                                          By: /s/ Donald G. Kempf, Jr.
                                              _________________________________
                                                 (Donald G. Kempf, Jr.)
                                             Executive Vice President, Chief
                                               Legal Officer and Secretary

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