Form 10-Q
period 2001-02-28
MORGAN STANLEY DEAN WITTER & CO
filed 2001-04-16
CIK 895421

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from   to

                        Commission file number 1-11758

                       Morgan Stanley Dean Witter & Co.
            (Exact Name of Registrant as Specified in its Charter)

                               -----------------

                 Delaware                      36-3145972
         (State of Incorporation) (I.R.S. Employer Identification No.)

              1585 Broadway
               New York, NY                      10036
          (Address of Principal                (Zip Code)
            Executive Offices)

      Registrant's telephone number, including area code: (212) 761-4000

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of March 31, 2001 there were 1,112,791,044 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       MORGAN STANLEY DEAN WITTER & CO.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        Quarter Ended February 28, 2001

                                                                                                    Page
                                                                                                    ----
Part I--Financial Information

   Item 1. Financial Statements

       Condensed Consolidated Statements of Financial Condition--February 28, 2001 (unaudited)
         and November 30, 2000.....................................................................    1

        Condensed Consolidated Statements of Income (unaudited)--Three Months Ended
         February 28, 2001 and February 29, 2000...................................................    2

        Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three Months
         Ended February 28, 2001 and February 29, 2000.............................................    3

        Condensed Consolidated Statements of Cash Flows (unaudited)--Three Months Ended
         February 28, 2001 and February 29, 2000...................................................    4

       Notes to Condensed Consolidated Financial Statements (unaudited)............................    5

       Independent Accountants' Report.............................................................   14

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...   15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................   34

Part II--Other Information

   Item 1. Legal Proceedings.......................................................................   37

   Item 2. Changes in Securities and Use of Proceeds...............................................   37

   Item 4. Submission of Matters to a Vote of Security Holders.....................................   38

   Item 6. Exhibits and Reports on Form 8-K........................................................   38

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in millions, except share data)

                                                                                 February 28, November 30,
                                                                                     2001         2000
                                                                                 -----------  -----------
                                                                                 (unaudited)
                                     ASSETS
Cash and cash equivalents.......................................................    $ 21,678     $ 18,819
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $35,385 at
 February 28, 2001 and $41,312 at November 30, 2000)............................      43,784       48,637
Financial instruments owned:
   U.S. government and agency securities........................................      36,676       28,841
   Other sovereign government obligations.......................................      30,291       24,119
   Corporate and other debt.....................................................      39,110       33,419
   Corporate equities...........................................................      18,700       16,889
   Derivative contracts.........................................................      29,845       27,333
   Physical commodities.........................................................         257          217
Securities purchased under agreements to resell.................................      48,549       50,992
Receivable for securities provided as collateral................................       2,162        3,563
Securities borrowed.............................................................     107,038      105,231
Receivables:
   Consumer loans (net of allowances of $786 at February 28, 2001 and
    $783 at November 30, 2000)..................................................      21,557       21,745
   Customers, net...............................................................      26,693       26,015
   Brokers, dealers and clearing organizations..................................       3,153        1,257
   Fees, interest and other.....................................................       5,541        5,447
Office facilities, at cost (less accumulated depreciation and amortization of
 $2,048 at February 28, 2001 and $1,934 at November 30, 2000)...................       2,775        2,685
Aircraft under operating leases (less accumulated depreciation of $310 at
 February 28, 2001 and $257 at November 30, 2000)...............................       4,195        3,927
Other assets....................................................................       8,093        7,658
                                                                                 -----------  -----------
Total assets....................................................................    $450,097     $426,794
                                                                                 ===========  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings................................    $ 37,607     $ 27,754
Deposits........................................................................      12,529       11,930
Financial instruments sold, not yet purchased:
   U.S. government and agency securities........................................      18,350       13,578
   Other sovereign government obligations.......................................      10,973        6,959
   Corporate and other debt.....................................................       7,947        6,772
   Corporate equities...........................................................      12,688       15,091
   Derivative contracts.........................................................      28,278       27,547
   Physical commodities.........................................................       1,595        1,462
Securities sold under agreements to repurchase..................................      95,743       97,230
Obligation to return securities received as collateral..........................       9,852        8,353
Securities loaned...............................................................      41,124       35,211
Payables:
   Customers....................................................................      90,880       94,546
   Brokers, dealers and clearing organizations..................................       5,843        3,072
   Interest and dividends.......................................................       2,620        2,766
Other liabilities and accrued expenses..........................................      11,352       12,731
Long-term borrowings............................................................      42,495       42,051
                                                                                 -----------  -----------
                                                                                     429,876      407,053
                                                                                 -----------  -----------
Capital Units...................................................................          70           70
                                                                                 -----------  -----------
Preferred Securities Issued by Subsidiaries.....................................         400          400
                                                                                 -----------  -----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock..............................................................         545          545
   Common stock ($0.01 par value, 3,500,000,000 shares authorized,
    1,211,685,904 and 1,211,685,904 shares issued, 1,114,434,549 and 1,107,270,331 shares outstanding at February 28, 2001 and
    November 30, 2000, respectively)............................................          12           12
   Paid-in capital..............................................................       3,649        3,377
   Retained earnings............................................................      21,552       20,802
   Employee stock trust.........................................................       3,018        3,042
   Cumulative translation adjustments...........................................        (109)         (91)
   Other comprehensive income...................................................         (73)         ---
                                                                                 -----------  -----------
   Subtotal.....................................................................      28,594       27,687
   Note receivable related to ESOP..............................................         (44)         (44)
   Common stock held in treasury, at cost ($0.01 par value, 97,251,355 and 104,415,573 shares at February 28, 2001 and November 30, 2000,
    respectively)...............................................................      (5,781)      (6,024)
   Common stock issued to employee trust........................................      (3,018)      (2,348)
                                                                                 -----------  -----------
    Total shareholders' equity..................................................      19,751       19,271
                                                                                 -----------  -----------
Total liabilities and shareholders' equity......................................    $450,097     $426,794
                                                                                 ===========  ===========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (dollars in millions, except share and per share data)

                                                                            Three Months Ended
                                                                      ------------------------------
                                                                       February 28,    February 29,
                                                                           2001            2000
                                                                      --------------  --------------
                                                                               (unaudited)
Revenues:
Investment banking................................................... $          957  $        1,335
Principal transactions:
   Trading...........................................................          1,709           2,272
   Investments.......................................................            (46)            431
Commissions..........................................................            849             984
Fees:
   Asset management, distribution and administration.................          1,074             984
   Merchant and cardmember...........................................            446             449
   Servicing.........................................................            427             287
Interest and dividends...............................................          7,236           4,749
Other................................................................            125              92
                                                                      --------------  --------------
   Total revenues....................................................         12,777          11,583
Interest expense.....................................................          6,179           3,932
Provision for consumer loan losses...................................            213             223
                                                                      --------------  --------------
   Net revenues......................................................          6,385           7,428
                                                                      --------------  --------------
Non-interest expenses:
   Compensation and benefits.........................................          2,851           3,408
   Occupancy and equipment...........................................            220             175
   Brokerage, clearing and exchange fees.............................            160             139
   Information processing and communications.........................            395             330
   Marketing and business development................................            499             471
   Professional services.............................................            292             200
   Other.............................................................            275             273
                                                                      --------------  --------------
       Total non-interest expenses...................................          4,692           4,996
                                                                      --------------  --------------
Income before income taxes and cumulative effect of accounting change          1,693           2,432
Provision for income taxes...........................................            618             888
                                                                      --------------  --------------
Income before cumulative effect of accounting change.................          1,075           1,544
Cumulative effect of accounting change...............................            (59)             --
                                                                      --------------  --------------
Net income........................................................... $        1,016  $        1,544
                                                                      ==============  ==============
Preferred stock dividend requirements................................ $            9  $            9
                                                                      ==============  ==============
Earnings applicable to common shares................................. $        1,007  $        1,535
                                                                      ==============  ==============
Earnings per common share:
   Basic before cumulative effect of accounting change............... $         0.98  $         1.40
   Cumulative effect of accounting change............................          (0.05)             --
                                                                      --------------  --------------
   Basic............................................................. $         0.93  $         1.40
                                                                      ==============  ==============
   Diluted before cumulative effect of accounting change............. $         0.94  $         1.34
   Cumulative effect of accounting change............................          (0.05)             --
                                                                      --------------  --------------
   Diluted........................................................... $         0.89  $         1.34
                                                                      ==============  ==============
Average common shares outstanding:
   Basic.............................................................  1,089,270,364   1,093,904,751
                                                                      ==============  ==============
   Diluted...........................................................  1,134,150,225   1,146,854,036
                                                                      ==============  ==============

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                            Three Months Ended
                                         -------------------------
                                         February 28, February 29,
                                             2001         2000
                                         -----------  -----------
                                                (unaudited)
Net income..............................      $1,016       $1,544
Other comprehensive income, net of tax:
 Foreign currency translation adjustment         (18)         (12)
 Cumulative effect of accounting change.         (13)          --
 Net change in cash flow hedges.........         (60)          --
                                         -----------  -----------
Comprehensive income....................      $  925       $1,532
                                         ===========  ===========




           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                February 28, February 29,
                                                                                    2001         2000
                                                                                -----------  -----------
                                                                                       (unaudited)
Cash flows from operating activities
Net income.....................................................................    $  1,016     $  1,544
 Adjustments to reconcile net income to net cash used for operating activities:
   Non-cash charges included in net income:
     Cumulative effect of accounting change....................................          59           --
     Other non-cash charges included in net income.............................         509          471
 Changes in assets and liabilities:
   Cash and securities deposited with clearing organizations or segregated
     under federal and other regulations.......................................       4,853       (6,332)
   Financial instruments owned, net of financial instruments sold, not yet
     purchased.................................................................     (12,564)       4,305
   Securities borrowed, net of securities loaned...............................       4,106      (15,624)
   Receivables and other assets................................................      (3,466)        (761)
   Payables and other liabilities..............................................      (2,224)      13,200
                                                                                -----------  -----------
Net cash used for operating activities.........................................      (7,711)      (3,197)
                                                                                -----------  -----------
Cash flows from investing activities
 Net (payments for) proceeds from:
   Office facilities...........................................................        (204)        (112)
   Net principal disbursed on consumer loans...................................      (4,705)      (4,284)
   Sales of consumer loans.....................................................       4,686        1,314
                                                                                -----------  -----------
Net cash used for investing activities.........................................        (223)      (3,082)
                                                                                -----------  -----------
Cash flows from financing activities
 Net proceeds from short-term borrowings.......................................       9,853        9,740
 Securities sold under agreements to repurchase, net of securities purchased
   under agreements to resell..................................................         956       (4,179)
 Net proceeds from:
   Deposits....................................................................         599          448
   Issuance of common stock....................................................          83          105
   Issuance of put options.....................................................           5           16
   Issuance of long-term borrowings............................................       3,043        6,027
 Payments for:
   Repurchases of common stock.................................................        (524)        (726)
   Repayments of long-term borrowings..........................................      (2,959)      (1,771)
   Redemption of Capital Units.................................................          --         (144)
   Cash dividends..............................................................        (263)        (233)
                                                                                -----------  -----------
Net cash provided by financing activities......................................      10,793        9,283
                                                                                -----------  -----------
Net increase in cash and cash equivalents......................................       2,859        3,004
Cash and cash equivalents, at beginning of period..............................      18,819       12,325
                                                                                -----------  -----------
Cash and cash equivalents, at end of period....................................    $ 21,678     $ 15,329
                                                                                ===========  ===========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

  The Company

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. Its Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Asset Management business provides global asset management products and services to individual and institutional investors primarily through Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean Witter(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   The condensed consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), Morgan Stanley DW Inc. (formerly Dean Witter Reynolds Inc.) ("MSDWI"), Morgan Stanley Dean Witter Advisors Inc. and NOVUS Credit Services Inc.

  Basis of Financial Information

   The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions regarding certain trading inventory valuations, consumer loan loss levels, the potential outcome of litigation and other matters that affect the condensed consolidated financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

   Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

   The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (the "Form 10-K"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

   Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the condensed consolidated statements of income as interest and dividend revenue or interest expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments

                       MORGAN STANLEY DEAN WITTER & CO.

traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

   Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities that do not involve equity securities are adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value. Loans made in connection with private equity and investment banking activities are carried at cost plus accrued interest less reserves, if deemed necessary, for estimated losses.

   The Company enters into various derivative financial instruments for non-trading purposes, which are designated and qualify as hedges of certain assets and liabilities. These instruments include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (see "New Accounting Pronouncements"). For qualifying and highly effective fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income, and amounts in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense.

   The Company also utilizes foreign exchange forward contracts to manage currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

  New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for

                       MORGAN STANLEY DEAN WITTER & CO.

Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective December 1, 2000. The Company recorded an after-tax charge to net income from the cumulative effect of the adoption of SFAS No. 133, as amended, of $59 million and an after-tax decrease to other comprehensive income of $13 million. The Company's adoption of SFAS No. 133, as amended, affects the accounting for, among other things, the Company's hedging strategies, including those associated with certain financing activities.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," it provides new guidelines for reporting financial assets transferred as collateral and new guidelines for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new guidelines for collateral transactions are effective for fiscal years ending after December 15, 2000, while the new guidelines for the derecognition of financial assets are effective for transfers made after March 31, 2001. The Company will be required to make the additional disclosures for collateral and securitization transactions for the second quarter of fiscal 2001. The adoption of SFAS No. 140 for financial assets transferred after March 31, 2001 did not have a material impact on the Company's consolidated financial statements. The Company is in the process of evaluating the impact of the collateral guidelines of SFAS No. 140 on its consolidated financial statements.

2. Consumer Loans


   Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                                Three Months Ended
                                             -------------------------
                                             February 28, February 29,
                                                 2001         2000
                                             -----------  -----------
          Balance, beginning of period......        $783         $773
          Provision for consumer loan losses         213          223
          Less deductions:
             Charge-offs....................         237          258
             Recoveries.....................         (27)         (37)
                                             -----------  -----------
             Net charge-offs................         210          221
                                             -----------  -----------
          Balance, end of period............        $786         $775
                                             ===========  ===========

   Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $40 million in the quarter ended February 28, 2001 and $37 million in the quarter ended February 29, 2000.

   The Company received net proceeds from consumer loan asset securitizations of $4,686 million in the quarter ended February 28, 2001 and $1,314 million in the quarter ended February 29, 2000. The uncollected balances of consumer loans sold through asset securitizations were $28,678 million at February 28, 2001 and $25,985 million at November 30, 2000.

3. Long-Term Borrowings

   Long-term borrowings at February 28, 2001, scheduled to mature within one year aggregated $11,467 million.

   During the quarter ended February 28, 2001, the Company issued senior notes aggregating $3,035 million, including non-U.S. dollar currency notes aggregating $910 million. The weighted average coupon interest rate of these notes was 5.21% at February 28, 2001; the Company has entered into certain transactions to obtain floating

                       MORGAN STANLEY DEAN WITTER & CO.

interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2002, $1 million; 2003, $812 million; 2004, $1,763 million; 2006, $377 million and thereafter, $82 million. In the quarter ended February 28, 2001, $2,959 million of senior notes were repaid.

4. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

   Preferred stock is composed of the following issues:

                                                        Shares Outstanding at          Balance at
                                                      ------------------------- -------------------------
                                                      February 28, November 30, February 28, November 30,
                                                          2001         2000         2001         2000
                                                      ------------ ------------ ------------ ------------
                                                                                  (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred
  Stock, stated value $200...........................    1,725,000    1,725,000         $345         $345
7- 3/4% Cumulative Preferred Stock, stated value $200    1,000,000    1,000,000          200          200
                                                                                ------------ ------------
   Total.............................................                                   $545         $545
                                                                                ============ ============

   Each issue of outstanding preferred stock ranks in parity with all other outstanding preferred stock of the Company.

   MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust"), all of the common securities of which are owned by the Company, has $400 million of 7.10% Capital Securities (the "Capital Securities") outstanding that are guaranteed by the Company. The Capital Trust issued the Capital Securities and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

   The Company has Capital Units outstanding which were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of the Capital Units outstanding was $70 million at February 28, 2001.

5. Common Stock and Shareholders' Equity

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $3,021 million at February 28, 2001, which exceeded the amount required by $2,408 million. MSDWI's net capital totaled $1,323 million at February 28, 2001, which exceeded the amount required by $1,156 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio") (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At February 28, 2001, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

                       MORGAN STANLEY DEAN WITTER & CO.

   Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products, Inc., the Company's triple-A rated derivative products subsidiary, also has established certain operating restrictions that have been reviewed by various rating agencies.

   The Company repurchased approximately 7 million and 11 million shares of its common stock during the quarters ended February 28, 2001 and February 29, 2000, respectively. In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of February 28, 2001, put options were outstanding on an aggregate of 2 million shares of the Company's common stock. These put options have various expiration dates that range from March 2001 through May 2001. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

6. Earnings per Share

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                   Three Months Ended
                                                                -------------------------
                                                                February 28, February 29,
                                                                    2001         2000
                                                                -----------  -----------
Basic EPS
   Income before cumulative effect of accounting change........      $1,075       $1,544
   Cumulative effect of accounting change......................         (59)          --
   Preferred stock dividend requirements.......................          (9)          (9)
                                                                -----------  -----------
   Net income available to common shareholders.................      $1,007       $1,535
                                                                ===========  ===========
   Weighted average common shares outstanding..................       1,089        1,094
                                                                ===========  ===========
   Basic EPS before cumulative effect of accounting change.....      $ 0.98       $ 1.40
   Cumulative effect of accounting change......................       (0.05)          --
                                                                -----------  -----------
Basic EPS......................................................      $ 0.93       $ 1.40
                                                                ===========  ===========
Diluted EPS
   Income before cumulative effect of accounting change........      $1,075       $1,544
   Cumulative effect of accounting change......................         (59)          --
   Preferred stock dividend requirements.......................          (9)          (9)
                                                                -----------  -----------
   Net income available to common shareholders.................      $1,007       $1,535
                                                                ===========  ===========
   Weighted average common shares outstanding..................       1,089        1,094
   Effect of dilutive securities:
       Stock options...........................................          45           45
       ESOP convertible preferred stock........................          --            8
                                                                -----------  -----------
   Weighted average common shares outstanding and common stock
     equivalents...............................................       1,134        1,147
                                                                ===========  ===========
   Diluted EPS before cumulative effect of accounting change...      $ 0.94       $ 1.34
   Cumulative effect of accounting change......................       (0.05)          --
                                                                -----------  -----------
Diluted EPS....................................................      $ 0.89       $ 1.34
                                                                ===========  ===========

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

   At February 28, 2001 and November 30, 2000, the Company had approximately $6.0 and $6.1 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

8. Derivative Contracts

   In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements and other derivatives in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" and Note 9 to the consolidated financial statements for the fiscal year ended November 30, 2000, included in the Form 10-K.

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

                       MORGAN STANLEY DEAN WITTER & CO.

   The credit quality of the Company's trading-related derivatives at February 28, 2001 and November 30, 2000 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                                     Collateralized   Other
                                                                                          Non-         Non-
                                                                                       Investment   Investment
                                                       AAA     AA       A      BBB       Grade        Grade     Total
                                                     ------  ------  ------  ------  -------------  ---------  -------
                                                                           (dollars in millions)
At February 28, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $2,583  $4,469  $4,881  $1,411         $  469     $  565  $14,378
Foreign exchange forward contracts and options......     55   1,150   1,161     113             --        241    2,720
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,713   1,872     540      90          1,731        279    6,225
Commodity forwards, options and swaps...............    407   1,139   1,084   2,123            119      1,444    6,316
Mortgage-backed securities forward contracts,
 swaps and options..................................     26      50      65       7              2         56      206
                                                     ------  ------  ------  ------  -------------  ---------  -------
   Total............................................ $4,784  $8,680  $7,731  $3,744         $2,321     $2,585  $29,845
                                                     ======  ======  ======  ======  =============  =========  =======
Percent of total....................................     16%     29%     26%     12%             8%         9%     100%
                                                     ======  ======  ======  ======  =============  =========  =======
At November 30, 2000
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $1,649  $3,964  $3,336  $1,113         $  150     $  396  $10,608
Foreign exchange forward contracts and options......    112     909   1,144     111             --        195    2,471
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,774   2,172     910     169          1,840        320    7,185
Commodity forwards, options and swaps...............    222   1,450   2,139   1,485            337      1,289    6,922
Mortgage-backed securities forward contracts,
 swaps and options..................................     43      48      38      15             --          3      147
                                                     ------  ------  ------  ------  -------------  ---------  -------
   Total............................................ $3,800  $8,543  $7,567  $2,893         $2,327     $2,203  $27,333
                                                     ======  ======  ======  ======  =============  =========  =======
Percent of total....................................     14%     31%     28%     11%             8%         8%     100%
                                                     ======  ======  ======  ======  =============  =========  =======

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

                                                                            Asset     Credit
Three Months Ended February 28, 2001(1)                        Securities Management Services  Total
---------------------------------------                        ---------  ---------- -------  ------
(dollars in millions)

All other net revenues........................................    $4,035        $633    $660  $5,328
Net interest..................................................       702          22     333   1,057
                                                               ---------  ---------- -------  ------
Net revenues..................................................    $4,737        $655    $993  $6,385
                                                               =========  ========== =======  ======

Income before taxes and cumulative effect of accounting change    $1,214        $248    $231  $1,693
Provision for income taxes....................................       430          99      89     618
                                                               ---------  ---------- -------  ------
Income before cumulative effect of accounting change..........       784         149     142   1,075
Cumulative effect of accounting change........................       (46)         --     (13)    (59)
                                                               ---------  ---------- -------  ------
Net income....................................................    $  738        $149    $129  $1,016
                                                               =========  ========== =======  ======

                       MORGAN STANLEY DEAN WITTER & CO.

                                                       Asset     Credit
Three Months Ended February 29, 2000(1) Securities  Management  Services   Total
--------------------------------------- ----------- ----------- --------- --------
(dollars in millions)
All other net revenues................. $     5,463 $       635 $     513 $  6,611
Net interest...........................         417          14       386      817
                                        ----------- ----------- --------- --------
Net revenues........................... $     5,880 $       649 $     899 $  7,428
                                        =========== =========== ========= ========

Income before taxes.................... $     1,931 $       272 $     229 $  2,432
Provision for income taxes.............         687         112        89      888
                                        ----------- ----------- --------- --------
Net income............................. $     1,244 $       160 $     140 $  1,544
                                        =========== =========== ========= ========

                                                       Asset     Credit
Total Assets(1)(2)                      Securities  Management  Services   Total
------------------                      ----------- ----------- --------- --------
(dollars in millions)
February 28, 2001...................... $   418,415 $     4,639 $  27,043 $450,097
                                        =========== =========== ========= ========
November 30, 2000...................... $   395,026 $     4,872 $  26,896 $426,794
                                        =========== =========== ========= ========

--------
(1) Credit Services business segment information includes Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"). Previously, the Company had included MSDWCC within its Securities business segment. In addition, the operating results of the Asset Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services business. Previously, such revenues and expenses were recorded within the Company's Securities business segment. The segment data for all periods presented have been restated to reflect these changes.
(2) Corporate assets have been fully allocated to the Company's business segments.

10. Business Acquisition

   In December 2000, the Company announced that it had entered into a definitive agreement to acquire Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The transaction was completed in March 2001.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of February 28, 2001, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month period ended February 28, 2001 and February 29, 2000. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 2000, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2000; and, in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

New York, New York
April 9, 2001

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Asset Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Asset Management business provides global asset management products and services to individual and institutional investors primarily through Morgan Stanley Dean Witter Advisors, Van Kampen Investments, Morgan Stanley Dean Witter Investment Management and Miller Anderson & Sherrerd. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean Witter(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

   The Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into or from mutual funds and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Asset Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

   The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Securities business are the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Asset
--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

   In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry also has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the passage of the Gramm-Leach-Bliley Act in the U.S. has allowed commercial banks, securities firms and insurance firms to affiliate, which has accelerated consolidation and may lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms. The Company also continues to experience competition for qualified employees. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

   For a detailed discussion of the competitive factors in the Company's Securities, Asset Management and Credit Services businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

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

   The Company believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to the Company and has led to significant changes and innovations in financial markets and the financial services industry as a whole. The Company's initiatives in this area have included Web-enabling existing businesses or enhancing client communication, information and services as well as making investments, or otherwise participating, in alternative trading systems, electronic communications networks and related businesses or technologies. The Company expects to continue to augment these initiatives in the future.

  Global Market and Economic Conditions in the Quarter Ended February 28, 2001

   Global market and economic conditions weakened significantly during the quarter ended February 28, 2001, which contributed to the decline in the Company's net revenues and net income as compared to the quarter ended February 29, 2000.

   In the U.S., there was a continuation of the difficult market and economic conditions that emerged during the latter half of fiscal 2000. The rate of U.S. economic growth slowed significantly, reflecting lower levels of corporate investment, consumption and consumer confidence. These conditions, coupled with indications of slowing corporate earnings growth, contributed to declines in the U.S. equity markets, as the major stock market indices (the Standard & Poor's 500, the Dow Jones Industrial Average and the NASDAQ) all declined during the quarter. The decline in the market values of Internet and technology-related stocks was particularly significant. In addition, numerous indications of a slowing domestic economy prompted the Federal Reserve Board (the "Fed") to ease its interest rate policy. As a result, during the quarter ended February 28, 2001, the Fed lowered the overnight lending rate by 0.50% on two separate occasions, and also lowered the discount rate by an aggregate of 1.0%. Subsequent to quarter end, the Fed lowered the overnight lending rate and the discount rate by an additional 0.50% in March 2001. Further interest rate actions may occur in the future in the event that the Fed continues to perceive indications of slowing economic growth and recession.

   In Europe, the level of business and consumer confidence remained relatively strong, supported by high levels of capacity utilization and ongoing declines in the level of unemployment. During the quarter, the European Central Bank (the "ECB"), which had raised interest rates within the European Union (the "EU") by an aggregate of 1.75% during fiscal 2000, continued to be concerned with indications of inflationary pressures within the region. As a result, the ECB elected to leave interest rates unchanged. However, slowing economic growth within the U.K. prompted the Bank of England to lower interest rates by 0.25% in February 2001. At the end of the quarter, there remained much uncertainty as to the region's future growth prospects in light of increasing indications that economic performance in the U.S. and globally was weakening.

   Economic and market conditions continued to be weak in the Far East during the first quarter of fiscal 2001. In Japan, financial markets continued to be adversely impacted by lingering concerns about the nation's banking system, its growing budget deficit and slow rate of economic growth. The pace of Japan's economic recovery has also been slowed due to the deceleration of overseas economic growth and declines in domestic stock prices. In addition, there were renewed concerns that downward pressure on prices stemming from weak demand might intensify. As a result, the Bank of Japan lowered the official discount rate on two occasions during the quarter. Conditions elsewhere in the Far East were also difficult during the quarter, reflecting the impact of slowing global economic growth.

   The difficult market and economic conditions that characterized the first fiscal quarter of 2001 have continued thus far in the second fiscal quarter and it is not clear when these market and economic conditions will improve.

  Results of the Company for the Quarter ended February 28, 2001

   The Company's net income in the quarter ended February 28, 2001 was $1,016 million, a decrease of 34% from the comparable period of fiscal 2000. The Company's net income for the quarter ended February 28, 2001 included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the cumulative effect of the accounting change, the Company's net income was $1,075 million, 30% below the comparable period of fiscal 2000.

   Diluted earnings per common share was $0.89 in the quarter ended February 28, 2001 as compared to $1.34 in the quarter ended February 28, 2000. Excluding the cumulative effect of the accounting change, the Company's diluted earnings per share was $0.94. The Company's annualized return on common equity for the quarter ended February 28, 2001 was 22.5% (excluding the cumulative effect of the accounting change) as compared to 36.3% in the comparable period of fiscal 2000.

   The decrease in net income in the quarter ended February 28, 2001 as compared to the prior year period was primarily attributable to the Company's Securities business, reflecting lower investment banking, principal trading, principal investment and commission revenues, as well as increased non-compensation expenses.

   At February 28, 2001, the Company had approximately 64,000 employees worldwide, an increase of 14% from February 29, 2000. The Company has incurred incremental compensation and non-compensation expenses for these additional employees. In light of the weakening global economy, the Company is seeking to balance cost control with investment spending. Accordingly, during fiscal 2001, the Company will continue to invest in strategic global initiatives and expects to reduce the level of certain discretionary expenses.

  Business Acquisition

   In December 2000, the Company announced that it had entered into a definitive agreement to acquire Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The transaction was completed in March 2001.

  Business Segments

   The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its three business segments:
Securities, Asset Management and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. The accompanying Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"), the Company's provider of mortgage and other consumer lending services. Previously, the Company had included MSDWCC's results within its Securities business segment. In addition, the operating results of the Asset Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services (''ICS") business. Previously, such revenues and expenses were included within the Company's Securities business segment. The segment data for all periods presented have been restated to reflect these changes. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                                  Securities

Statements of Income (dollars in millions)

                                                                         Three Months Ended
                                                                      -------------------------
                                                                      February 28, February 29,
                                                                          2001         2000
                                                                      -----------  ------------
                                                                             (unaudited)
Revenues:
   Investment banking................................................     $   938        $1,291
   Principal transactions:...........................................
       Trading.......................................................       1,709         2,272
       Investments...................................................         (46)          423
   Commissions.......................................................         839           973
   Asset management, distribution and administration fees............         481           419
   Interest and dividends............................................       6,539         3,991
   Other.............................................................         114            85
                                                                      -----------  ------------
       Total revenues................................................      10,574         9,454
   Interest expense..................................................       5,837         3,574
                                                                      -----------  ------------
       Net revenues..................................................       4,737         5,880
                                                                      -----------  ------------
Non-interest expenses:
   Compensation and benefits.........................................       2,445         3,045
   Occupancy and equipment...........................................         175           137
   Brokerage, clearing and exchange fees.............................         117           102
   Information processing and communications.........................         255           208
   Marketing and business development................................         148           152
   Professional services.............................................         215           138
   Other.............................................................         168           167
                                                                      -----------  ------------
       Total non-interest expenses...................................       3,523         3,949
                                                                      -----------  ------------
Income before income taxes and cumulative effect of accounting change       1,214         1,931
Income tax expense...................................................         430           687
                                                                      -----------  ------------
Income before cumulative effect of accounting change.................         784         1,244
                                                                      -----------  ------------
Cumulative effect of accounting change...............................         (46)           --
                                                                      -----------  ------------
   Net income........................................................     $   738        $1,244
                                                                      ===========  ============

   Securities net revenues were $4,737 million in the quarter ended February 28, 2001, a decrease of 19% from the comparable period of fiscal 2000. Securities net income for the quarter ended February 28, 2001 was $738 million, a decrease of 41% from the comparable period of fiscal 2000. Securities net income in the quarter ended February 28, 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, Securities net income was $784 million, a decrease of 37% from the comparable period of fiscal 2000. The decreases in net revenues and net income were primarily attributable to lower revenues from the Company's investment banking, sales and trading, and principal investing activities, as well as higher non-compensation expenses. These decreases were partially offset by higher revenues from asset management activities and lower levels of incentive-based compensation expenses.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 28, 2001 decreased 27% from the comparable period of fiscal 2000, primarily due to lower revenues from equity underwriting transactions.

   Revenues from merger, acquisition and restructuring activities increased in the quarter ended February 28, 2001. The level of the Company's revenues generally reflected merger and acquisition transactions that were announced in prior periods but were completed during the quarter. During the quarter, however, the global market for such transactions was negatively affected by the increased level of uncertainty in the global financial markets and the overall decline in equity prices. The decline in the level of transaction activity was particularly significant in the media, technology and telecommunications sectors, reflecting difficult conditions existing in these industries. The reduction in the volume of announced merger and acquisition transactions in the quarter ended February 28, 2001 will likely have a negative impact on the level of the Company's revenues from merger, acquisition and restructuring activities in future periods.

   Equity underwriting revenues in the quarter ended February 28, 2001 decreased significantly, primarily reflecting a lower volume of equity offerings that occurred during the quarter. The volume of equity underwriting transactions was adversely affected by the overall declines in the global equity markets, particularly in the technology and telecommunications sectors, which caused numerous offerings to be postponed or cancelled during the quarter. Given current economic and market conditions, it is uncertain at what pace transactions will be completed in future periods.

   Fixed income underwriting revenues in the quarter ended February 28, 2001 were comparable with those recorded during the quarter ended February 29, 2000. The volume of fixed income underwriting transactions was generally strong during the quarter, as many issuers took advantage of the lower interest rate environment in the U.S.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale. Decisions relating to principal transactions in securities are based on an overall review of the aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 25% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The decrease reflected lower levels of equity and fixed income trading revenues, partially offset by increases in commodity and foreign exchange trading revenues.

   Equity trading revenues decreased modestly in the quarter ended February 28, 2001, primarily reflecting lower revenues from trading cash equity products. While trading revenues from cash equity products benefited from high levels of customer trading volumes in both listed and over-the-counter securities, conditions in the equity markets were generally less favorable in comparison to the first quarter of fiscal 2000, particularly in the U.S. and in Europe. The decrease in revenues from equity cash products was partially offset by higher revenues from certain proprietary trading activities.

   Fixed income trading revenues declined in the quarter ended February 28, 2001 from the comparable period of fiscal 2000, reflecting lower revenues from trading global high-yield fixed income securities, partially offset by higher revenues from trading government and investment grade fixed income securities. The decrease in global high-yield trading revenues primarily reflects less favorable market conditions in that sector as compared to the prior year, although conditions improved modestly in the quarter from those that existed in the latter half of fiscal 2000. Revenues from trading government and investment grade fixed income securities benefited from a generally favorable interest rate environment, higher trading volumes and market liquidity, reflecting the Fed's interest rate actions during the quarter. Commodity trading revenues increased to record levels in the quarter ended February 28, 2001, primarily driven by higher revenues from electricity trading. Electricity prices were volatile during the quarter, reflecting energy shortages and fluctuations in the level of demand due to changing weather conditions. Higher revenues from natural gas and metals trading also contributed to the increase in commodity trading revenues. Foreign exchange trading revenues increased in the quarter ended February 28, 2001 as compared to the prior year period. The quarter's revenues benefited from strong levels of customer trading volumes, as well as from generally favorable trading conditions in both major and emerging market currencies. The level of volatility in the foreign exchange markets was also high, reflecting the Fed's interest rate actions and the euro's rally relative to the U.S. dollar during the quarter.

   Principal transaction investment losses aggregating $46 million were recorded in the quarter ended February 28, 2001, as compared to gains of $423 million in the quarter ended February 29, 2000. Fiscal 2001's results include unrealized losses in certain of the Company's private equity investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors. Fiscal 2000's results reflected both realized and unrealized gains from certain private equity and venture capital investments, including Commerce One, Inc. and Allegiance Telecom. In the first quarter of fiscal 2000, the Company also recognized gains from other principal investments.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 14% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The decline was primarily related to lower commission revenues in the U.S., reflecting a significant decline in the level of retail investor participation in the equity markets as compared to the prior year. This decline was partially offset by higher revenues from institutional securities transactions, reflecting increased trading volume. Revenues from markets in Europe increased, benefiting from high trading volumes across all industry sectors. Revenues from markets in Japan and elsewhere in Asia decreased due to a general decline in investor interest in the region.

  Net Interest

   Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Net interest revenues increased 68% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000, partially reflecting the level and mix of interest earning assets and interest bearing liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The increase was partially offset by lower net revenues from brokerage services provided to institutional and individual customers, including a decrease in the level of customer margin loans.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's ICS business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's ichoice(SM) service and technology platform.

   Asset management, distribution and administration revenues increased 15% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The increase reflects higher 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors, higher revenues from investment management services associated with the ICS business, and increased revenues from individual investors electing fee-based pricing.

  Non-Interest Expenses

   Total non-interest expenses decreased 11% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. Compensation and benefits expense decreased 20%, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses increased 19%. Occupancy and equipment expense increased 28%, primarily due to increased office space in New York and certain other locations, including additional rent associated with new U.S. branches. Brokerage, clearing and exchange fees increased 15%, primarily reflecting higher brokerage costs due to increased global securities trading volume, particularly in North America and Europe. Information processing and communications expense increased 23%, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, telecommunication costs and market data services. A higher number of employees utilizing communications systems and certain data services also contributed to the increase. Marketing and business development expense decreased 3%, primarily reflecting lower advertising expenses associated with MSDW Online, which were partially offset by increased travel and entertainment costs. Professional services expense increased 56%, primarily reflecting higher consulting costs associated with certain strategic initiatives, including e-commerce. The increase also reflected higher legal and temporary staffing costs. Other expenses were relatively unchanged as compared to the prior year period.

                               Asset Management

Statements of Income (dollars in millions)

                                                              Three Months Ended
                                                           -------------------------
                                                           February 28, February 29,
                                                               2001         2000
                                                           ------------ ------------
                                                                  (unaudited)
Revenues:
   Investment banking.....................................         $ 19         $ 44
   Principal transactions:
       Investments........................................           --            8
   Commissions............................................           10           11
   Asset management, distribution and administration fees.          593          565
   Interest and dividends.................................           25           14
   Other..................................................           11            7
                                                           ------------ ------------
       Total revenues.....................................          658          649
   Interest expense.......................................            3           --
                                                           ------------ ------------
       Net revenues.......................................          655          649
                                                           ------------ ------------
Non-interest expenses:
   Compensation and benefits..............................          217          201
   Occupancy and equipment................................           26           23
   Brokerage, clearing and exchange fees..................           43           37
   Information processing and communications..............           24           21
   Marketing and business development.....................           36           39
   Professional services..................................           28           22
   Other..................................................           33           34
                                                           ------------ ------------
       Total non-interest expenses........................          407          377
                                                           ------------ ------------
Income before income taxes................................          248          272
Income tax expense........................................           99          112
                                                           ------------ ------------
       Net income.........................................         $149         $160
                                                           ============ ============

   Asset Management net revenues were $655 million in the quarter ended February 28, 2001, an increase of 1% from the comparable period of fiscal 2000. Asset Management's net income for the quarter ended February 28, 2001 was $149 million, a decrease of 7% from the comparable period of fiscal 2000. The decrease in net income primarily reflected lower investment banking revenues and higher non-interest expenses, partially offset by higher asset management, distribution and administration fees resulting from the continued accumulation and management of customer assets.

  Investment Banking

   Asset Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues decreased 57% in the quarter ended February 28, 2001 from the comparable prior year period, primarily reflecting a lower volume of equity-related Unit Investment Trust underwriting transactions. Unit Investment Trust sales were $2.8 billion in the quarter ended February 28, 2001, as compared to $6.2 billion in the quarter ended February 29, 2000.

  Principal Transactions

   Asset Management primarily generates principal transaction revenues from the Company's net gains on capital investments in certain of its funds and other investments.

   The Company did not record any net principal investment gains or losses in the quarter ended February 28, 2001. In the quarter ended February 29, 2000, principal transaction investment revenues primarily consisted of net gains from the Company's capital investments in certain of its funds.

  Commissions

   Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues.

   Commission revenues decreased marginally in the quarter ended February 28, 2001 from the comparable period of fiscal 2000, primarily reflecting lower levels of transaction volume and allocated commission revenues.

  Net Interest

   Asset Management generates net interest revenues from certain investment positions as well as from certain allocated interest revenues and expenses.

   Net interest revenues increased 57% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000, primarily reflecting higher net revenues from certain investment positions and a higher level of allocated net interest revenues.

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

   The Company's customer assets under management or supervision were as follows:

                                                             February 28, February 29,
                                                                 2001         2000
                                                             ------------ ------------
                                                               (dollars in billions)
Products offered primarily to individuals:
   Mutual funds:
       Equity...............................................         $ 96         $115
       Fixed income.........................................           46           51
       Money markets........................................           63           51
                                                             ------------ ------------
          Total mutual funds................................          205          217
                                                             ------------ ------------

   ICS assets...............................................           31           27
   Separate accounts, unit trust and other arrangements.....           73           80
                                                             ------------ ------------
          Total individual..................................          309          324
                                                             ------------ ------------
Products offered primarily to institutional clients:
   Mutual funds.............................................           36           36
   Separate accounts, pooled vehicle and other arrangements.          147          153
                                                             ------------ ------------
          Total institutional...............................          183          189
                                                             ------------ ------------
   Total assets under management or supervision(1)..........         $492         $513
                                                             ============ ============

--------
(1) Revenues and expenses associated with certain assets are included in the Company's Securities segment.

   In the quarter ended February 28, 2001, asset management, distribution and administration fees increased 5% from the comparable period of fiscal 2000. The increase in revenues primarily reflects higher fund management fees and other revenues resulting from a higher level of average assets under management or supervision. This increase was partially offset by a less favorable asset mix, as the difficult market conditions that existed during the quarter resulted in a shift of customer assets from equity products, which typically generate higher management fees, to fixed income and money market products.

   As of February 28, 2001, assets under management or supervision decreased $21 billion from February 29, 2000. The majority of the decrease was attributable to market depreciation, reflecting the declines in many global financial markets that occurred during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001.

  Non-Interest Expenses

   Asset Management's non-interest expenses increased 8% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. Compensation and benefits expense increased 8%, primarily reflecting higher compensation costs due to increased employment levels. Excluding compensation and benefits expense, non-interest expenses increased 8%. Occupancy and equipment expense increased 13% due to higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees increased 16%, primarily attributable to a higher level of deferred commission amortization associated with the sales of certain funds. Information processing and communications expense increased 14%, primarily reflecting higher costs incurred for market data, data processing and software. Marketing and business development expense decreased 8%, primarily related to lower marketing and travel and entertainment costs. Professional services expense increased 27%, primarily reflecting higher consulting costs incurred for certain strategic initiatives, including e-commerce. Other expenses were relatively unchanged as compared to the prior year period.

                                Credit Services

Statements of Income (dollars in millions)

                                                                         Three Months Ended
                                                                      -------------------------
                                                                      February 28, February 29,
                                                                          2001         2000
                                                                      -----------  ------------
                                                                             (unaudited)
Fees:
   Merchant and cardmember...........................................        $446          $449
   Servicing.........................................................         427           287
                                                                      -----------  ------------
       Total non-interest revenues...................................         873           736
                                                                      -----------  ------------
Interest revenue.....................................................         672           744
Interest expense.....................................................         339           358
                                                                      -----------  ------------
   Net interest income...............................................         333           386
Provision for consumer loan losses...................................         213           223
                                                                      -----------  ------------
   Net credit income.................................................         120           163
                                                                             ----          ----
   Net revenues......................................................         993           899
                                                                      -----------  ------------
Non-interest expenses:
   Compensation and benefits.........................................         189           162
   Occupancy and equipment...........................................          19            15
   Information processing and communications.........................         116           101
   Marketing and business development................................         315           280
   Professional services.............................................          49            40
   Other.............................................................          74            72
                                                                             ----          ----
       Total non-interest expenses...................................         762           670
                                                                      -----------  ------------
Income before income taxes and cumulative effect of accounting change         231           229
Provision for income taxes...........................................          89            89
                                                                      -----------  ------------
Income before cumulative effect of accounting change.................         142           140
Cumulative effect of accounting change...............................         (13)           --
                                                                      -----------  ------------
       Net income....................................................        $129          $140
                                                                      ===========  ============

   Credit Services net revenues were $993 million in the quarter ended February 28, 2001, an increase of 10% from the comparable period of fiscal 2000. Credit Services net income of $129 million in the quarter ended February 28, 2001 decreased 8% from the comparable period of fiscal 2000. Fiscal 2001's first quarter net income included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, fiscal 2001's first quarter net income increased 1% from the comparable period of fiscal 2000. The increase in net income was primarily attributable to increased servicing fees and a lower provision for consumer loan losses, offset by lower net interest income and higher non-interest expenses. Credit Services results for the quarter ended February 28, 2001 also reflected record levels of quarterly transaction volume and quarter-end managed consumer loans. However, weakening economic conditions in the U.S. slowed the pace of transaction volume and consumer loan growth, particularly during the latter half of the quarter.

  Non-Interest Revenues

   Total non-interest revenues increased 19% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees decreased 1% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The decrease was primarily due to lower late payment and overlimit fees resulting from higher charge-offs of such fees, partially offset by higher merchant discount revenue associated with the use of the Discover Card. The increase in Discover Card merchant discount revenue was due to a record level of sales volume.

   Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $4.4 billion in the quarter ended February 28, 2001. During the comparable period of fiscal 2000, the Company completed credit card asset securitizations of $1.3 billion. The credit card asset securitization transactions completed in the quarter ended February 28, 2001 have expected maturities ranging from approximately five to seven years from the date of issuance.

   The table below presents the components of servicing fees (dollars in millions):

                                      Three Months Ended
                                   -------------------------
                                   February 28, February 29,
                                       2001         2000
                                   -----------  -----------
Merchant and cardmember fees......      $  182        $ 142
Interest revenue..................       1,076          707
Interest expense..................        (459)        (295)
Provision for consumer loan losses        (372)        (267)
                                   -----------  -----------
Servicing fees....................      $  427        $ 287
                                   ===========  ===========

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 49% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The increase was due to higher levels of net interest cash flows and increased cardmember fee revenue, partially offset by higher credit losses associated with a higher level of average securitized consumer loans and a higher rate of charge-offs related to the securitized Discover Card portfolio.

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

   Net interest income decreased 14% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The decrease was primarily due to lower levels of average credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average credit card loans was due to a higher level of securitized credit card loans, partially offset by record levels of sales and balance transfer volume. The lower yield on Discover Card loans in the quarter ended February 28, 2001 was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs. The decrease in interest expense was primarily due to a lower level of interest bearing liabilities, partially offset by an increase in the Company's average cost of borrowings, which was 6.6% for the quarter ended February 28, 2001 as compared to 6.3% for the quarter ended February 29, 2000.

   The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters ended February 28, 2001 and February 29, 2000 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                                                      Three Months Ended
                                                       -------------------------------------------------
                                                          February 28, 2001       February 29, 2000(3)
                                                       ------------------------ ------------------------
                                                       Average                  Average
                                                       Balance   Rate  Interest Balance   Rate  Interest
                                                       -------  -----  -------  -------  -----  -------
ASSETS
Interest earning assets:
General purpose credit card........................... $21,555  11.32%   $ 601  $23,188  11.97%   $ 690
Other consumer loans..................................     541   9.61       13      490   9.28       11
Investment securities.................................     804   6.23       12      683   6.14       10
Other.................................................   2,546   7.19       46    1,782   7.23       33
                                                       -------         -------  -------         -------
       Total interest earning assets..................  25,446  10.71      672   26,143  11.45      744
Allowance for loan losses.............................    (787)                    (778)
Non-interest earning assets...........................   2,125                    1,766
                                                       -------                  -------
       Total assets................................... $26,784                  $27,131
                                                       =======                  =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,774   5.73%   $  25  $ 1,569   5.06%   $  20
   Brokered...........................................   8,805   6.72      146    7,274   6.48      117
   Other time.........................................   3,012   6.28       47    3,044   6.04       46
                                                       -------         -------  -------         -------
       Total interest bearing deposits................  13,591   6.49      218   11,887   6.18      183
Other borrowings......................................   7,227   6.82      121   10,812   6.51      175
                                                       -------         -------  -------         -------
       Total interest bearing liabilities.............  20,818   6.61      339   22,699   6.34      358
Shareholder's equity/other liabilities................   5,966                    4,432
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $26,784                  $27,131
                                                       =======                  =======
Net interest income...................................                   $ 333                    $ 386
                                                                       =======                  =======
Net interest margin(1)................................                    5.30%                    5.94%
Interest rate spread(2)...............................           4.10%                    5.11%

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

Rate/Volume Analysis (dollars in millions)

                                      Three Months Ended
                                     February 28, 2001 vs.
                                       February 29, 2000
                                    -----------------------
                                    Increase/(Decrease) due
                                        to Changes in:
                                    -----------------------
                                     Volume   Rate   Total
                                     -----    ----    ----
INTEREST REVENUE
General purpose credit card........    $(52)   $(37)  $(89)
Other consumer loans...............       2      --      2
Investment securities..............       2      --      2
Other..............................      13      --     13
                                                      ----
   Total interest revenue..........     (22)    (50)   (72)
                                                      ----

INTEREST EXPENSE
Interest bearing deposits
 Savings...........................       2       3      5
 Brokered..........................      24       5     29
 Other time........................      (1)      2      1
                                                      ----
   Total interest bearing deposits.      25      10     35
Other borrowings...................     (59)      5    (54)
                                                      ----
   Total interest expense..........     (32)     13    (19)
                                                      ----
Net interest income................    $ 10    $(63)  $(53)
                                      =====    ====   ====

   The supplemental table below provides average managed loan balance sheet and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                     February 28, 2001       February 29, 2000(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal.  Rate  Interest Avg. Bal.  Rate  Interest
                                                 --------- -----  -------- --------- -----  --------
General purpose credit card.....................   $49,273 13.66%   $1,660   $41,019 13.35%   $1,361
Total interest earning assets...................    53,909 13.14     1,747    44,874 13.00     1,451
Total interest bearing liabilities..............    49,280  6.57       798    41,430  6.34       653
General purpose credit card interest rate spread            7.09                      7.01
Interest rate spread............................            6.57                      6.66
Net interest margin.............................            7.14                      7.15

--------
(1) Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $786 million at February 28, 2001 and $783 million at November 30, 2000.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, decreased 4% to $213 million in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. The decrease was primarily due to lower levels of average general purpose credit card loans, partially offset by a higher net charge-off rate.

   The Company's future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

   General purpose credit card loans are considered delinquent when interest or principal payments become 30 days past due. General purpose credit card loans are charged-off when they become 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged-off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

   During the quarter ended February 28, 2001, the rate of delinquencies and net charge-offs in both the owned and managed portfolios increased as compared to the quarter ended February 29, 2000 and November 30, 2000. Weakness in the U.S. economy, lower consumer confidence and declines in consumers' disposable income as a result of rising energy costs, job reductions and reduced overtime, contributed to the increases in net charge-off and over-90-day delinquency rates. If these conditions continue to persist, the rate of delinquencies and charge-offs may be higher in future periods.

   The following table presents owned and managed general purpose credit card loan delinquency and net charge-off rate information:

Asset Quality (dollars in millions)

                                                February 28, 2001 February 29, 2000 November 30, 2000
                                                ----------------- ----------------- -----------------
                                                 Owned   Managed   Owned   Managed   Owned   Managed
                                                -------  -------  -------  -------  -------  -------
General purpose credit card loans at period-end $21,739  $49,493  $23,753  $41,985  $21,866  $47,123
General purpose credit card loans contractually
 past due as a percentage of period-end........
 general purpose credit card loans:............
   30 to 89 days...............................    3.01%    3.60%    2.79%    3.29%    3.01%    3.50%
   90 to 179 days..............................    2.23%    2.74%    1.91%    2.29%    2.04%    2.42%
Net charge-offs as a percentage of average
  general purpose credit card loans
  (year-to-date)...............................    3.95%    4.79%    3.81%    4.66%    3.63%    4.40%

  Non-Interest Expenses

   Non-interest expenses increased 14% in the quarter ended February 28, 2001 from the comparable period of fiscal 2000. Compensation and benefits expense increased 17%, primarily due to higher costs associated with increased employment levels resulting from increased levels of transaction volume and collection activities. Occupancy and equipment expense increased 27%, primarily due to higher occupancy costs associated with increased office space, including new transaction processing centers. Information processing and communications expense increased 15%, primarily reflecting an increase in volume-related external data processing costs. Marketing and business development expense increased 13%, primarily due to higher direct mailing costs, a new advertising campaign and higher cardmember rewards expense associated with increased sales volume. Professional services expense increased 23%, primarily due to increased costs associated with account collections and certain call center operations. Other expense increased 3%, primarily reflecting increases in certain operating expenses due to higher levels of transaction volume and business activity.

Liquidity and Capital Resources

   The Company's total assets increased to $450.1 billion at February 28, 2001 from $426.8 billion at November 30, 2000, primarily attributable to increases in financial instruments owned. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

   The Company views return on equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

   The Company funds its balance sheet on a global basis. The Company raises funding for its Securities and Asset Management businesses through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro and Japanese commercial paper; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

   The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset-backed securitizations; deposits; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures, including an extendible asset-backed certificate program.

   The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposits and certificates of deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include institutional certificates of deposits. The Company, through Discover Bank, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

   As of March 31, 2001, the Company's credit ratings were as follows:

                                         Commercial   Senior
                                           Paper       Debt
                                        ------------ --------
Dominion Bond Rating Service Limited... R-1 (middle) AA (low)
Fitch(1)............................... F1+          AA
Moody's Investors Service.............. P-1          Aa3
Rating and Investment Information, Inc. a-1+         AA
Standard & Poor's...................... A-1+         AA-

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

   During the quarter ended February 28, 2001, the Company issued senior notes aggregating $3,035 million, including non-U.S. dollar currency notes aggregating $910 million. These notes have maturities from 2002 to 2031 and a weighted average coupon interest rate of 5.21% at February 28, 2001. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At February 28, 2001 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $76.6 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between February 28, 2001 and March 31, 2001, the Company's long-term borrowings, net of repayments and repurchases, increased by approximately $150 million.

   During the quarter ended February 28, 2001, the Company purchased $524 million of its common stock. Subsequent to February 28, 2001 and through March 31, 2001, the Company purchased an additional $153 million of its common stock.

   In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of February 28, 2001, put options were outstanding on an aggregate of 2 million shares of the Company's common stock. These put options have various expiration dates that range from March 2001 through May 2001. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At February 28, 2001, no borrowings were outstanding under the MSDW Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, each as defined. At February 28, 2001, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving committed financing facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to secure committed funding from a syndicate of banks by providing a broad range of collateral under repurchase agreements (the "MSIL Facility"). Such banks are committed to provide up to an aggregate of $1.785 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined. At February 28, 2001, no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At February 28, 2001, no borrowings were outstanding under the MSDWJL Facility.

   The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

   At February 28, 2001, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.8 billion, aircraft assets of $4.2 billion, and goodwill and other intangible assets of $1.3 billion, were illiquid. The Company also has commitments to fund certain fixed assets and other less liquid investments.

   In addition, certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid. At February 28, 2001, the Company had aggregate principal investments (including direct investments and partnership interests) with a carrying value of approximately $1.1 billion. The Company also has approximately $890 million in commitments related to its private equity and other principal investment activities. The Company has provided, and will continue to provide, financing (including margin lending and other extensions of credit) to clients.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market and preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of management, contain credit risks associated with non-investment grade instruments. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has in place credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At February 28, 2001 and November 30, 2000, the Company had exposure to high-yield instruments owned with a market value of approximately $2.0 billion and $2.2 billion, respectively, and exposure to high-yield instruments sold, not yet purchased with a market value of $0.5 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing, on a selective basis. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain positions of these loans. At February 28, 2001 and November 30, 2000, the aggregate value of investment grade loans and positions was $2.2 billion and $2.1 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.7 billion and $2.2 billion, respectively. At February 28, 2001, the Company also had provided additional commitments associated with these activities to investment grade issuers aggregating $7.6 billion and commitments to non-investment grade issuers aggregating $3.1 billion.

   The Company is building a one million-square-foot office tower in New York City. The Company will own the building and has entered into a 99-year lease for the land at the development site. Construction began in 1999, and the Company intends to occupy the building upon project completion, which is anticipated in fiscal 2002. The total investment in this project is estimated to be approximately $700 million.

   At February 28, 2001, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $29.8 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of February 28, 2001, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $42 million. Aggregate VaR was unchanged from November 30, 2000, as an increase in commodity price VaR was offset by a decline in equity price VaR and a higher diversification benefit.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

   The table below presents the Company's VaR for each of the Company's primary risk exposures and on an aggregate basis at February 28, 2001 and November 30, 2000, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of February 28, 2001 and November 30, 2000, and, therefore, the table below does not separately report trading and non-trading VaRs.

        Primary Market Risk Category             99%/One-Day VaR
        ----------------------------     -------------------------------
                                         At February 28, At November 30,
                                              2001            2000
                                         --------------- ---------------
                                         (dollars in millions, pre-tax)
        Interest rate...................             $28             $28
        Equity price....................              20              27
        Foreign exchange rate...........               6               5
        Commodity price.................              27              17
                                         --------------- ---------------
        Subtotal........................              81              77
        Less diversification benefit (1)              39              35
                                         --------------- ---------------
        Aggregate VaR...................             $42             $42
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

   In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate 95%/one-day VaR at February 28, 2001 was $28 million.

   The table below presents the high, low and average 99%/one-day Trading VaR over the course of the first quarter of fiscal 2001 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

                                         Daily 99%/One-Day VaR for
                                            the First Quarter of
          Primary Market Risk Category          Fiscal 2001
          ---------------------------- ------------------------------
                                         High      Low      Average
                                         ----      ---      -------
                                       (dollars in millions, pre-tax)
          Interest rate...............       $35      $23         $28
          Equity price................        27       16          21
          Foreign exchange rate.......        12        2           5
          Commodity price.............        28       17          23
          Trading VaR.................       $45      $35         $39

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended February 28, 2001:

Description of Histogram: The horizontal axis of the charg categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended February 28, 2001 was:

        Value-at-Risk
(in millions of U.S. dollars)          Number of Days
-----------------------------          --------------
Less than 36                                 5

36 to 38                                    12

38 to 40                                    20

40 to 42                                    13

42 to 44                                     7

Greater than 44                              3



   The histogram below presents the distribution of daily revenues during the quarter ended February 28, 2001 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):

Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the instituional trading businesses into numerical ranges. The vertical axis of the chat indicates the number of trading days that revenue fell into a given numerical range the histogram shows that distribution of daily institutional trading revenue during the quarter ended February 28, 2001 was:

Daily Institutional Trading Revenue
(in millions of U.S. dollars)          Number of Days
-----------------------------------    --------------

Less than -10                                0

-10 to -5                                    1

-5 to 0                                      0

0 to 5                                       1

5 to 10                                      2

10 to 15                                     2

15 to 20                                     5

20 to 25                                     4

25 to 30                                     4

30 to 35                                     5

35 to 40                                     6

40 to 45                                     3

45 to 50                                     4

50 to 55                                     4

55 to 60                                     6

60 to 65                                     3

65 to 70                                     0

70 to 75                                     1

75 to 80                                     1

80 to 85                                     3

85 to 90                                     3

90 to 95                                     0

95 to 100                                    0

Greater than 100                             2


   As of February 28, 2001, the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2000.

                           Part II OTHER INFORMATION

Item 1.  Legal Proceedings

   (a) The following matters were recently commenced against the Company.

   IPO Allocation Matters. On or about March 9, 2001, a purported class action complaint captioned Billing v. Credit Suisse First Boston Corp., et al., was filed in the U.S. District Court for the Southern District of New York against the Company and six other underwriters of initial public offering ("IPO") securities. The complaint alleges that defendants and their co-conspirators conspired to increase underwriters' compensation and the prices at which securities traded after the IPO in violation of the federal antitrust laws, particularly Section 1 of the Sherman Antitrust Act. The complaint alleges that defendants required customers who wanted large allocations of IPO securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions; required customers to agree to buy shares of securities offered in the IPO after the IPO was completed at prices higher than the IPO price as a precondition to obtaining large allocations in the IPO ("tie-in purchases"); and required that such "tie-in purchases" be made at specified escalating price levels designed to increase and inflate the price of the securities in the secondary market. Other substantially similar antitrust complaints have been filed in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of New Jersey.

   In addition, other purported class actions have been filed in the U.S. District Court for the Southern District of New York against certain issuers of IPO securities, certain individual officers of those issuers, the Company, MS&Co. and other underwriters of those IPOs. These complaints make factual allegations similar to the Billing complaint, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act.

   Various governmental agencies have issued subpoenas to the Company (as well as certain other underwriters of IPOs) in connection with their investigation of the IPO allocation process. The Company is cooperating with the investigation.

   (b) The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

   Penalty Bid Litigation. On February 20, 2001, plaintiffs filed a notice of appeal of the dismissal in the Friedman action.

   IPO Fee Litigation. On March 26, 2001, plaintiffs filed a motion to vacate or in the alternative a motion for reconsideration in In re Public Offering Fee Antitrust Litigation. The issuer plaintiffs in the CHS Electronics and Weinman actions have submitted a Proposed Pretrial Order proposing to consolidate the issuer plaintiff actions under a new caption entitled In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation and to file a consolidated amended complaint by April 16, 2001.

Item 2. Changes in Securities and Use of Proceeds

   (c) Pursuant to an agreement dated December 21, 2000, the Company and Morgan Stanley Group (Europe), a U.K. subsidiary, acquired all of the issued and outstanding capital stock of Quilter Holdings Limited ("Quilter") from Steerline Limited, CCF Holdings Limited and certain other selling stockholders, with the obligations of CCF Holdings Limited guaranteed by Credit Commercial de France (CCF) S.A. and the obligations of Steerline Limited guaranteed by CGNU plc. Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The Quilter acquisition closed on March 13, 2001. As part of the consideration for the purchase of Quilter, certain of the selling stockholders received (Pounds)16,095,369 in aggregate principal amount of the Company's loan notes and (Pounds)8,587,253 in aggregate principal amount of the Company's convertible notes. The convertible notes are convertible beginning two years from the date of issue into shares of the Company's common stock, based on a conversion ratio of 28.30 shares of common stock for each (Pounds)1,000 principal amount of convertible notes, subject to customary adjustments. The issuance of the loan notes and the convertible notes was an offer and sale of securities made outside the U.S. in reliance on the exemption afforded by Regulation S under the Securities Act of 1933.

   To enhance its ongoing stock repurchase program, the Company sold European-style put options on an aggregate of 1.0 million shares of its common stock during the quarter ended February 28, 2001. These put options have expiration dates in April 2001 and May 2001 and entitle the holders to sell common stock to the Company at $73.39 and $73.43 per share. The sale of these put options, which were made as private placements to third parties, generated proceeds to the Company of approximately $4.5 million.

Item 4. Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of the Company was held on March 22, 2001.

   The stockholders voted on proposals to (1) elect one class of directors for a three-year term, (2) ratify the appointment of Deloitte & Touche LLP as independent auditors and (3) approve a performance formula governing annual bonuses for certain executive officers.

   The stockholders' vote ratified the appointment of the independent auditors and approved the performance formula governing annual bonuses for certain executive officers. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 16, 2001. In addition, C. Robert Kidder, Charles F. Knight, Miles L. Marsh, Michael A. Miles, Philip J. Purcell, Robert G. Scott and Laura D'Andrea Tyson will continue to serve on the board. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company's independent inspectors of election reported the vote of the stockholders as follows.

                                                    For     Against/Withheld  Abstain
                                                ----------- ---------------- ----------
Election of Directors
Nominee:
   Robert P. Bauman............................ 941,905,148       14,862,646     *
   Edward A. Brennan........................... 935,054,375       21,713,419     *
   John W. Madigan............................. 943,929,889       12,837,905     *

Ratification of Independent Auditors........... 918,057,369       33,915,035  4,803,648

Approval of the Performance Formula Governing
  Annual Bonuses for Certain Executive Officers 814,118,161      129,282,716 13,375,175

--------
   * Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       An exhibit index has been filed as part of this Report on Page E-1.

   (b) Reports on Form 8-K

       A Current Report on Form 8-K dated December 19, 2000 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fourth fiscal quarter and the fiscal year ended November 30, 2000.

       A Current Report on Form 8-K dated January 24, 2001 reporting Item 5 and
       Item 7.

       A Current Report on Form 8-K dated January 24, 2001 (filed February 1,
       2001) reporting Item 5 and Item 7.

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

                                          MORGAN STANLEY DEAN WITTER & CO.
                                                      (Registrant)

                                                      /S/ JOANNE PACE
                                          By: _________________________________
                                               Joanne Pace, Controller and
                                              Principal Accounting Officer

Date: April 16, 2001

                                 EXHIBIT INDEX

                       MORGAN STANLEY DEAN WITTER & CO.

                        Quarter Ended February 28, 2001

Exhibit
  No.                                              Description
-------                                            -----------

10.1    Morgan Stanley DW Inc. Branch Manager Compensation Plan, Amended as of March 26, 2001.

10.2    Morgan Stanley DW Inc. Financial Advisor Productivity Compensation Plan, Amended as of
        March 26, 2001.

11      Computation of earnings per share.

12      Computation of ratio of earnings to fixed charges.

15      Letter of awareness from Deloitte & Touche LLP, dated April 9, 2001, concerning unaudited interim financial information.