Form 10-Q
period 2001-05-31
MORGAN STANLEY DEAN WITTER & CO
filed 2001-07-13
CIK 895421

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

                  For the quarterly period ended May 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 30, 2001 there were 1,108,723,011 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       MORGAN STANLEY DEAN WITTER & CO.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          Quarter Ended May 31, 2001

                                                                                                   Page
                                                                                                   ----
Part I--Financial Information

   Item 1. Financial Statements

       Condensed Consolidated Statements of Financial Condition--May 31, 2001 (unaudited) and
         November 30, 2000........................................................................   1

       Condensed Consolidated Statements of Income (unaudited)--Three and Six Months Ended
         May 31, 2001 and May 31, 2000............................................................   2

       Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three and Six
         Months Ended May 31, 2001 and May 31, 2000...............................................   3

       Condensed Consolidated Statements of Cash Flows (unaudited)--Six Months Ended May 31,
         2001 and May 31, 2000....................................................................   4

       Notes to Condensed Consolidated Financial Statements (unaudited)...........................   5

       Independent Accountants' Report............................................................  18

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  41

Part II--Other Information

   Item 1. Legal Proceedings......................................................................  44

   Item 4. Submission of Matters to a Vote of Security Holders....................................  44

   Item 5. Other Information......................................................................  45

   Item 6. Exhibits and Reports on Form 8-K.......................................................  45

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

            (dollars in millions, except share and per share data)

                                                                          May 31,   November 30,
                                                                           2001         2000
                                                                        ----------- ------------
                                                                        (unaudited)
                               ASSETS
Cash and cash equivalents..............................................  $ 27,096     $ 18,819
 Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $36,843 at May 31, 2001 and $41,312 at November 30,
 2000).................................................................    45,670       48,637
Financial instruments owned:
   U.S. government and agency securities...............................    41,024       28,841
   Other sovereign government obligations..............................    25,372       24,119
   Corporate and other debt............................................    44,100       33,419
   Corporate equities..................................................    21,997       16,889
   Derivative contracts................................................    29,793       27,333
   Physical commodities................................................       342          217
Securities purchased under agreements to resell........................    44,545       50,992
Securities provided as collateral......................................    18,668        3,563
Securities borrowed....................................................   128,328      105,231
Receivables:
   Consumer loans (net of allowances of $787 at May 31, 2001 and $783
    at November 30, 2000)..............................................    20,974       21,745
   Customers, net......................................................    22,298       26,015
   Brokers, dealers and clearing organizations.........................     4,363        1,257
   Fees, interest and other............................................     6,826        5,447
 Office facilities, at cost (less accumulated depreciation and amortization of $2,045 at May 31, 2001 and $1,934 at November 30,
 2000).................................................................     2,884        2,685
 Aircraft under operating leases (less accumulated depreciation of
 $360 at May 31, 2001 and $257 at November 30, 2000)...................     4,207        3,927
Other assets...........................................................     8,894        7,658

                                                                         --------     --------
Total assets...........................................................  $497,381     $426,794

                                                                         ========     ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings.......................   $46,102     $ 27,754
Deposits...............................................................    12,506       11,930
Financial instruments sold, not yet purchased:
   U.S. government and agency securities...............................    12,381       13,578
   Other sovereign government obligations..............................    10,910        6,959
   Corporate and other debt............................................     7,472        6,772
   Corporate equities..................................................    22,623       15,091
   Derivative contracts................................................    27,944       27,547
   Physical commodities................................................     1,912        1,462
Securities sold under agreements to repurchase.........................   115,749       97,230
Obligation to return securities received as collateral.................    24,499        8,353
Securities loaned......................................................    35,785       35,211
Payables:
   Customers...........................................................    91,051       94,546
   Brokers, dealers and clearing organizations.........................     1,864        3,072
   Interest and dividends..............................................     3,235        2,766
Other liabilities and accrued expenses.................................    12,236       12,731
Long-term borrowings...................................................    50,623       42,051

                                                                         --------     --------
                                                                          476,892      407,053

                                                                         --------     --------
Capital Units..........................................................        70           70

                                                                         --------     --------
Preferred Securities Issued by Subsidiaries............................       400          400

                                                                         --------     --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock.....................................................       545          545
    Common stock ($0.01 par value, 3,500,000,000 shares authorized,
    1,211,685,904 and 1,211,685,904 shares issued, 1,110,061,470 and
    1,107,270,331 shares outstanding at May 31, 2001 and November 30,
    2000, respectively)................................................        12           12
   Paid-in capital.....................................................     3,568        3,377
   Retained earnings...................................................    22,217       20,802
   Employee stock trust................................................     2,999        3,042
   Cumulative translation adjustments..................................      (142)         (91)
   Other comprehensive income..........................................       (60)          --

                                                                         --------     --------
     Subtotal..........................................................    29,139       27,687
   Note receivable related to ESOP.....................................       (43)         (44)
    Common stock held in treasury, at cost ($0.01 par value,
    101,624,434 and 104,415,573 shares at May 31, 2001 and November
    30, 2000)..........................................................    (6,078)      (6,024)
   Common stock issued to employee trust...............................    (2,999)      (2,348)

                                                                         --------     --------
     Total shareholders' equity........................................    20,019       19,271

                                                                         --------     --------
Total liabilities and shareholders' equity.............................  $497,381     $426,794

                                                                         ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (dollars in millions, except share and per share data)

                                                                    Three Months                     Six Months
                                                                    Ended May 31,                  Ended May 31,
                                                           ------------------------------- ------------------------------
                                                                2001            2000            2001            2000
                                                           --------------- --------------- --------------- --------------
                                                                     (unaudited)                    (unaudited)
Revenues:
Investment banking........................................ $          801  $        1,370  $        1,758  $        2,705
Principal transactions:
   Trading................................................          2,109           2,496           3,818           4,768
   Investments............................................           (107)           (236)           (153)            195
Commissions...............................................            836             972           1,685           1,956
Fees:
   Asset management, distribution and administration......          1,040           1,094           2,114           2,078
   Merchant and cardmember................................            448             453             894             902
   Servicing..............................................            476             349             903             636
Interest and dividends....................................          6,950           5,123          14,186           9,872
Other.....................................................            139              91             264             183
                                                           --------------  --------------  --------------  --------------
   Total revenues.........................................         12,692          11,712          25,469          23,295
Interest expense..........................................          6,413           4,420          12,592           8,352
Provision for consumer loan losses........................            231             204             444             427
                                                           --------------  --------------  --------------  --------------
   Net revenues...........................................          6,048           7,088          12,433          14,516
                                                           --------------  --------------  --------------  --------------
Non-interest expenses:
   Compensation and benefits..............................          2,742           3,097           5,593           6,505
   Occupancy and equipment................................            232             174             452             349
   Brokerage, clearing and exchange fees..................            170             149             330             288
   Information processing and communications..............            414             365             809             695
   Marketing and business development.....................            454             501             953             972
   Professional services..................................            296             233             588             433
   Other..................................................            275             274             550             547
                                                           --------------  --------------  --------------  --------------
      Total non-interest expenses.........................          4,583           4,793           9,275           9,789
                                                           --------------  --------------  --------------  --------------
Income before income taxes and cumulative effect of
   accounting change......................................          1,465           2,295           3,158           4,727
Provision for income taxes................................            535             837           1,153           1,725
                                                           --------------  --------------  --------------  --------------
Income before cumulative effect of accounting change......            930           1,458           2,005           3,002
Cumulative effect of accounting change....................             --              --             (59)             --
                                                           --------------  --------------  --------------  --------------
Net income................................................ $          930  $        1,458  $        1,946  $        3,002
                                                           ==============  ==============  ==============  ==============
Preferred stock dividend requirements..................... $            9  $            9  $           18  $           18
                                                           ==============  ==============  ==============  ==============
Earnings applicable to common shares...................... $          921  $        1,449  $        1,928  $        2,984
                                                           ==============  ==============  ==============  ==============
Earnings per common share:
   Basic before cumulative effect of accounting change.... $         0.85  $         1.32  $         1.83  $         2.72
   Cumulative effect of accounting change.................             --              --           (0.05)             --
                                                           --------------  --------------  --------------  --------------
   Basic.................................................. $         0.85  $         1.32  $         1.78  $         2.72
                                                           ==============  ==============  ==============  ==============
   Diluted before cumulative effect of accounting change.. $         0.82  $         1.26  $         1.76  $         2.60
   Cumulative effect of accounting change.................             --              --           (0.05)             --
                                                           --------------  --------------  --------------  --------------
   Diluted................................................ $         0.82  $         1.26  $         1.71  $         2.60
                                                           ==============  ==============  ==============  ==============
Average common shares outstanding:........................
   Basic..................................................  1,085,305,558   1,098,245,490   1,087,205,706   1,096,007,767
                                                           ==============  ==============  ==============  ==============
   Diluted................................................  1,120,687,197   1,145,401,309   1,127,129,224   1,146,322,769
                                                           ==============  ==============  ==============  ==============

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                            Three Months    Six Months
                                            Ended May 31,  Ended May 31,
                                            ------------- ---------------
                                            2001   2000    2001    2000
                                            ----  ------  ------  ------
                                             (unaudited)    (unaudited)
Net income................................. $930  $1,458  $1,946  $3,002
Other comprehensive income, net of tax:
   Foreign currency translation adjustment.  (33)    (51)    (51)    (63)
   Cumulative effect of accounting change..   --      --     (13)     --
   Net change in cash flow hedges..........   13      --     (47)     --
                                            ----  ------  ------  ------
Comprehensive income....................... $910  $1,407  $1,835  $2,939
                                            ====  ======  ======  ======





           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                                                               Six Months Ended
                                                                                                    May 31,
                                                                                              -------------------
                                                                                                2001      2000
-                                                                                             --------- ---------
                                                                                                  (unaudited)
Cash flows from operating activities
Net income................................................................................... $  1,946  $  3,002
   Adjustments to reconcile net income to net cash (used for) provided by operating activities:
       Non-cash charges included in net income:
       Cumulative effect of accounting change................................................       59        --
       Other non-cash charges included in net income.........................................      937       900
   Changes in assets and liabilities:
        Cash and securities deposited with clearing organizations or segregated under
         federal and other regulations.......................................................    2,967   (16,257)
       Financial instruments owned, net of financial instruments sold, not yet purchased.....  (19,063)   16,037
       Securities borrowed, net of securities loaned.........................................  (22,523)  (23,137)
       Receivables and other assets..........................................................   (2,562)   (3,075)
       Payables and other liabilities........................................................   (4,605)   31,407
                                                                                              --------  --------
Net cash (used for) provided by operating activities.........................................  (42,844)    8,877
                                                                                              --------  --------
Cash flows from investing activities
   Net (payments for) proceeds from:
       Office facilities.....................................................................     (437)     (121)
       Purchase of Quilter Holdings Limited, net of cash acquired............................     (183)       --
       Purchase of Ansett Worldwide, net of cash acquired....................................       --      (199)
       Net principal disbursed on consumer loans.............................................   (6,783)   (6,234)
       Sales of consumer loans...............................................................    7,112     4,313
                                                                                              --------  --------
Net cash used for investing activities.......................................................     (291)   (2,241)
                                                                                              --------  --------
Cash flows from financing activities
   Net proceeds from short-term borrowings...................................................   18,348     1,566
     Securities sold under agreements to repurchase, net of securities purchased under
     agreements to resell....................................................................   24,966   (11,052)
   Net proceeds from:
       Deposits..............................................................................      576       692
       Issuance of common stock..............................................................      139       196
       Issuance of put options...............................................................        5        18
       Issuance of long-term borrowings......................................................   16,162    12,622
   Payments for:
       Repurchases of common stock...........................................................     (994)   (1,856)
       Repayments of long-term borrowings....................................................   (7,263)   (4,583)
       Redemption of Capital Units...........................................................       --      (144)
       Cash dividends........................................................................     (527)     (464)
                                                                                              --------  --------
Net cash provided by (used for) financing activities.........................................   51,412    (3,005)
                                                                                              --------  --------
Net increase in cash and cash equivalents....................................................    8,277     3,631
Cash and cash equivalents, at beginning of period............................................   18,819    12,325
                                                                                              --------  --------
Cash and cash equivalents, at end of period.................................................. $ 27,096  $ 15,956
                                                                                              ========  ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Introduction and Basis of Presentation

  The Company

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel, consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean Witter(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   The condensed consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), Morgan Stanley DW Inc. (formerly Dean Witter Reynolds Inc.) ("MSDWI"), Morgan Stanley Investment Advisors Inc. (formerly Morgan Stanley Dean Witter Advisors Inc.) and NOVUS Credit Services Inc.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

   The Company enters into various derivative financial instruments for non-trading purposes. These instruments include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (see "New Accounting Pronouncements"). For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income, and amounts in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense.

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

  Securitization Activities

   The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, credit card loans, and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's

                       MORGAN STANLEY DEAN WITTER & CO.

interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using management's best estimates of the key assumptions, including credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. The impact of recognizing the present value of estimated future net servicing revenues as loans are securitized has not been material to the Company's consolidated statements of income. Retained interests in securitized financial assets, other than credit card loans (see Note 3), were not material to the Company's condensed consolidated statement of financial condition at May 31, 2001. For the six months ended May 31, 2001, cash proceeds from securitizations totaled $15.4 billion.

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

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," it provides new guidelines for reporting financial assets transferred as collateral and new guidelines for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new guidelines for collateral transactions are effective for fiscal years ending after December 15, 2000, while the new guidelines for the derecognition of financial assets are effective for transfers made after March 31, 2001. The additional disclosure requirements for collateral and securitization transactions were effective for the second quarter of fiscal 2001 and are reflected in the Notes to the condensed consolidated financial statements. The adoption of SFAS No. 140 for financial assets transferred after March 31, 2001 did not have a material impact on the Company's consolidated financial statements. The Company is in the process of evaluating the impact of the collateral guidelines of SFAS No. 140 on its consolidated financial statements for the fiscal year ending November 30, 2001.

                       MORGAN STANLEY DEAN WITTER & CO.

2. Securities Financing Transactions

   Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. It is the Company's policy to take possession of securities purchased under agreements to resell. Securities borrowed and securities loaned are also treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions.

   The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations, and accommodate customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions, customer margin loans and certain derivative transactions. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $351 billion, and the fair value of the portion that has been sold or repledged was $318 billion.

   The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty's rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company's agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, the Company's collateral policies significantly limit the Company's credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

   Collateral received under securities financing transactions, such as reverse repurchase agreements, is recognized, together with a corresponding obligation to return the collateral, if the collateral provider does not have the contractual right to substitute collateral or redeem collateral on short notice. Collateral transferred under securities financing transactions, such as repurchase agreements, is reclassified from financial instruments owned to securities provided as collateral if the Company does not have the contractual right to substitute collateral or redeem collateral on short notice. Additionally, as a result of the Company's adoption of SFAS No. 140, effective April 1, 2001 (see "New Accounting Pronouncements"), the Company was required to recognize securities received as collateral (as opposed to cash) in certain securities lending transactions in the condensed consolidated statement of financial condition as of May 31, 2001. At May 31, 2001 and November 30, 2000, the Company recorded obligations to return securities received as collateral of $24,499 million and $8,353 million, respectively. The related assets received as collateral were recorded among several captions included in the

                       MORGAN STANLEY DEAN WITTER & CO.

Company's condensed consolidated statements of financial condition. At May 31, 2001 and November 30, 2000, after giving effect to reclassifications, the net increase in total assets and total liabilities was $21,826 million and $5,515 million, respectively.

   The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

                                                     At May 31, 2001
                                                  ---------------------
                                                  (dollars in millions)
        Financial instruments owned category:
           U.S. government and agency securities.        $18,974
           Corporate and other debt..............          3,123
           Corporate equities....................          2,300
                                                         -------
               Total.............................        $24,397
                                                         =======

3. Consumer Loans

   Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                                       Three Months       Six Months
                                       Ended May 31,     Ended May 31,
                                     ----------------- -----------------
                                       2001     2000     2001     2000
                                     -------- -------- -------- --------
        Balance, beginning of period $   786  $   775  $   783  $   773
        Provision for loan losses...     231      204      444      427
        Less deductions:
           Charge-offs..............     255      227      492      485
           Recoveries...............     (25)     (24)     (52)     (61)
                                     -------  -------  -------  -------
           Net charge-offs..........     230      203      440      424
                                     -------  -------  -------  -------
        Balance, end of period...... $   787  $   776  $   787  $   776
                                     =======  =======  =======  =======

   Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $41 million and $81 million in the quarter and six month periods ended May 31, 2001 and $26 million and $63 million in the quarter and six month periods ended May 31, 2000.

   The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At May 31, 2001, the Company had $10.6 billion of retained interests, including $8.4 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with investors' interests in the securitization trust and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

   During the six months ended May 31, 2001, the Company completed credit card asset securitizations of $6.8 billion. Net securitization gains related to credit card asset securitizations of $74 million were recorded as servicing fees in the Company's condensed consolidated statement of income for the six months ended May 31, 2001.

                       MORGAN STANLEY DEAN WITTER & CO.

   Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six months ended May 31, 2001 were as follows:

                Weighted average life (in months)            6.4
                Payment rate (rate per month).... 16.88%--16.93%
                Credit losses (rate per annum)...   5.23%--5.98%
                Discount rate (rate per annum)... 16.50%--17.50%

   Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in millions):

                                                        At May 31, 2001
                                                        ---------------
        Residual Interests (carrying amount/fair value)     $   220
        Weighted average life (in months)..............         6.4

        Payment rate (rate per month)..................       16.93%
           Impact on fair value of 10% adverse change..     $ (15.4)
           Impact on fair value of 20% adverse change..     $ (28.7)

        Credit losses (rate per annum).................        5.98%
           Impact on fair value of 10% adverse change..     $ (62.6)
           Impact on fair value of 20% adverse change..     $(124.9)

        Discount rate (rate per annum).................       16.50%
           Impact on fair value of 10% adverse change..     $  (2.7)
           Impact on fair value of 20% adverse change..     $  (5.4)

   The sensitivity analysis in the table above is hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the Residual Interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower payments and increased credit losses), which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that management may take to mitigate the impact of any adverse changes in the key assumptions.

   The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                                   Six Months Ended
                                                                                     May 31, 2001
                                                                                   ----------------
Proceeds from new securitizations.................................................      $ 6.8
Proceeds from collections reinvested in previous credit card asset securitizations      $23.1
Contractual servicing fees received...............................................      $ 0.3
Cash flows received from retained interests.......................................      $ 0.8

                       MORGAN STANLEY DEAN WITTER & CO.

   The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

                                                                            Six Months Ended
                                                       At May 31, 2001        May 31, 2001
                                                    ---------------------- ------------------
                                                       Loans      Loans    Average Net Credit
                                                    Outstanding Delinquent  Loans    Losses
                                                    ----------- ---------- ------- ----------
Managed general purpose credit card loans..........    $50.2       $2.9     $49.5     $1.2
Less: Securitized general purpose credit card loans     29.3
                                                       -----
Owned general purpose credit card loans............    $20.9
                                                       =====

4. Long-Term Borrowings

   Long-term borrowings at May 31, 2001 scheduled to mature within one year aggregated $9,838 million.

   During the six month period ended May 31, 2001, the Company issued senior notes aggregating $15,720 million, including non-U.S. dollar currency notes aggregating $4,654 million. The weighted average coupon interest rate of these notes was 5.53% at May 31, 2001; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2002, $483 million; 2003, $1,251 million; 2004, $3,802 million;
2005, $970 million; 2006, $5,371 million and thereafter, $3,843 million. In the six month period ended May 31, 2001, $7,263 million of senior notes were repaid.

5. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

   Preferred stock is composed of the following issues:

                                                           Shares Outstanding at       Balance at
                                                           ---------------------- ---------------------
                                                            May 31,  November 30,  May 31, November 30,
                                                             2001        2000       2001       2000
                                                           --------- ------------ -------- ------------
                                                                                  (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock,
  stated value $200....................................... 1,725,000  1,725,000     $345       $345
7-3/4% Cumulative Preferred Stock, stated value $200...... 1,000,000  1,000,000      200        200
                                                                                    ----       ----
   Total..................................................                          $545       $545
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

   The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of the Capital Units outstanding was $70 million at May 31, 2001.

                       MORGAN STANLEY DEAN WITTER & CO.

6. Common Stock and Shareholders' Equity

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $4,618 million at May 31, 2001, which exceeded the amount required by $4,021 million. MSDWI's net capital totaled $1,330 million at May 31, 2001, which exceeded the amount required by $1,185 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSDWJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSDWJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At May 31, 2001, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.


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

   The Company repurchased approximately 14 million and 26 million shares of its common stock during the six month periods ended May 31, 2001 and May 31, 2000, respectively.

7. Earnings per Share

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                             Three Months Ended     Six Months Ended
                                                                   May 31,               May 31,
                                                            --------------------- ---------------------
                                                               2001       2000       2001       2000
                                                            ---------- ---------- ---------- ----------
Basic EPS:
   Income before cumulative effect of accounting change.... $     930  $   1,458  $   2,005  $   3,002
   Cumulative effect of accounting change..................        --         --        (59)        --
   Preferred stock dividend requirements...................        (9)        (9)       (18)       (18)
                                                            ---------  ---------  ---------  ---------
   Net income available to common shareholders............. $     921  $   1,449  $   1,928  $   2,984
                                                            =========  =========  =========  =========
   Weighted-average common shares outstanding..............     1,085      1,098      1,087      1,096
                                                            =========  =========  =========  =========
   Basic EPS before cumulative effect of accounting change. $    0.85  $    1.32  $    1.83  $    2.72
   Cumulative effect of accounting change..................        --         --      (0.05)        --
                                                            ---------  ---------  ---------  ---------
Basic EPS.................................................. $    0.85  $    1.32  $    1.78  $    2.72
                                                            =========  =========  =========  =========

                       MORGAN STANLEY DEAN WITTER & CO.

                                                                Three Months Ended   Six Months Ended
                                                                      May 31,             May 31,
                                                                ------------------- -------------------
                                                                  2001      2000      2001      2000
                                                                --------- --------- --------- ---------
Diluted EPS:
   Income before cumulative effect of accounting change........ $    930  $  1,458  $  2,005  $  3,002
   Cumulative effect of accounting change......................       --        --       (59)       --
   Preferred stock dividend requirements.......................       (9)       (9)      (18)      (18)
                                                                --------  --------  --------  --------
   Net income available to common shareholders................. $    921  $  1,449  $  1,928  $  2,984
                                                                ========  ========  ========  ========
   Weighted-average common shares outstanding..................    1,085     1,098     1,087     1,096
   Effect of dilutive securities:
       Stock options...........................................       35        47        40        46
       Convertible debt........................................        1        --        --        --
       ESOP convertible preferred stock........................       --        --        --         4
                                                                --------  --------  --------  --------
   Weighted-average common shares outstanding and common stock
     equivalents...............................................    1,121     1,145     1,127     1,146
                                                                ========  ========  ========  ========
   Diluted EPS before cumulative effect of accounting change... $   0.82  $   1.26  $   1.76  $   2.60
   Cumulative effect of accounting change......................       --        --     (0.05)       --
                                                                --------  --------  --------  --------
Diluted EPS.................................................... $   0.82  $   1.26  $   1.71  $   2.60
                                                                ========  ========  ========  ========

8. Commitments and Contingencies

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

   At May 31, 2001 and November 30, 2000, the Company had approximately $5.8 billion and $6.1 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

9. Derivative Contracts

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

   The Company's exposure to credit risk with respect to these derivative instruments at any point in time is represented by the fair value of the contracts reported as assets. These amounts are presented on a net-by-counterparty basis (when appropriate) but are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

   The credit quality of the Company's trading-related derivatives at May 31, 2001 and November 30, 2000 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                                     Collateralized
                                                                                          Non-      Other Non-
                                                                                       Investment   Investment
                                                       AAA     AA       A      BBB       Grade        Grade     Total
                                                     ------- ------- ------- ------- -------------- ---------- --------
                                                                           (dollars in millions)
At May 31, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and
 other fixed income securities contracts............ $2,621  $3,944  $4,570  $  842      $  314       $  570   $12,861
Foreign exchange forward contracts and options......    484   1,171   1,514     223          --          669     4,061
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,594   1,715   1,356     127       1,435          431     6,658
Commodity forwards, options and swaps...............    528     970   1,153   1,906         174        1,308     6,039
Mortgage-backed securities forward contracts,
 swaps and options..................................     19      42      46       6          --           61       174
                                                     ------  ------  ------  ------      ------       ------   -------
   Total............................................ $5,246  $7,842  $8,639  $3,104      $1,923       $3,039   $29,793
                                                     ======  ======  ======  ======      ======       ======   =======
Percent of total....................................     18%     26%     29%     10%          7%          10%      100%
                                                     ======  ======  ======  ======      ======       ======   =======

At November 30, 2000
Interest rate and currency swaps and options
 (including caps, floors and swap options) and
 other fixed income securities contracts............ $1,649  $3,964  $3,336  $1,113      $  150       $  396   $10,608
Foreign exchange forward contracts and options......    112     909   1,144     111          --          195     2,471
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,774   2,172     910     169       1,840          320     7,185
Commodity forwards, options and swaps...............    222   1,450   2,139   1,485         337        1,289     6,922
Mortgage-backed securities forward contracts,
 swaps and options..................................     43      48      38      15          --            3       147
                                                     ------  ------  ------  ------      ------       ------   -------
   Total............................................ $3,800  $8,543  $7,567  $2,893      $2,327       $2,203   $27,333
                                                     ======  ======  ======  ======      ======       ======   =======
Percent of total....................................     14%     31%     28%     11%          8%           8%      100%
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

                       MORGAN STANLEY DEAN WITTER & CO.

variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company's review of the financial condition and credit ratings of its counterparties.

   See also "Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures for its securities businesses.

10. Segment Information

   The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments:
Securities, Investment Management and Credit Services, through which it provides a wide range of financial products and services to its customers.

   The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investment activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel, consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover Card, the Discover Platinum Card, the Morgan Stanley Dean Witter Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

                                              Investment
Three Months Ended May 31, 2001(1) Securities Management Credit Services Total
---------------------------------- ---------- ---------- --------------- ------
    (dollars in millions)
    All other net revenues........   $4,226      $592        $  693      $5,511
    Net interest..................      191        14           332         537
                                     ------      ----        ------      ------
    Net revenues..................   $4,417      $606        $1,025      $6,048
                                     ======      ====        ======      ======
    Income before taxes...........   $  974      $212        $  279      $1,465
    Provision for income taxes....      339        88           108         535
                                     ------      ----        ------      ------
    Net income....................   $  635      $124        $  171      $  930
                                     ======      ====        ======      ======

                       MORGAN STANLEY DEAN WITTER & CO.

                                                                Investment
Three Months Ended May 31, 2000(1)                   Securities Management Credit Services   Total
----------------------------------                   ---------- ---------- --------------- ---------
(dollars in millions)
All other net revenues..............................  $  5,123    $  664       $   598     $  6,385
Net interest........................................       285        16           402          703
                                                      --------    ------       -------     --------
Net revenues........................................  $  5,408    $  680       $ 1,000     $  7,088
                                                      ========    ======       =======     ========
Income before taxes.................................  $  1,688    $  264       $   343     $  2,295
Provision for income taxes..........................       598       107           132          837
                                                      --------    ------       -------     --------
Net income..........................................  $  1,090    $  157       $   211     $  1,458
                                                      ========    ======       =======     ========

                                                                Investment
Six Months Ended May 31, 2001(1)                     Securities Management Credit Services   Total
--------------------------------                     ---------- ---------- --------------- ---------
(dollars in millions)
All other net revenues..............................  $  8,261    $1,225       $ 1,353     $ 10,839
Net interest........................................       893        36           665        1,594
                                                      --------    ------       -------     --------
Net revenues........................................  $  9,154    $1,261       $ 2,018     $ 12,433
                                                      ========    ======       =======     ========
Income before income taxes and cumulative effect of
  accounting change.................................  $  2,188    $  460       $   510     $  3,158
Provision for income taxes..........................       769       187           197        1,153
                                                      --------    ------       -------     --------
Income before cumulative effect of accounting change     1,419       273           313        2,005
Cumulative effect accounting change.................       (46)       --           (13)         (59)
                                                      --------    ------       -------     --------
Net income..........................................  $  1,373    $  273       $   300     $  1,946
                                                      ========    ======       =======     ========

                                                                Investment
Six Months Ended May 31, 2000(1)                     Securities Management Credit Services   Total
--------------------------------                     ---------- ---------- --------------- ---------
(dollars in millions)
All other net revenues..............................  $ 10,586    $1,299       $ 1,111     $ 12,996
Net interest........................................       702        30           788        1,520
                                                      --------    ------       -------     --------
Net revenues........................................  $ 11,288    $1,329       $ 1,899     $ 14,516
                                                      ========    ======       =======     ========
Income before taxes.................................  $  3,619    $  536       $   572     $  4,727
Provision for income taxes..........................     1,285       219           221        1,725
                                                      --------    ------       -------     --------
Net income..........................................  $  2,334    $  317       $   351     $  3,002
                                                      ========    ======       =======     ========

                                                                Investment
Total Assets(1)                                      Securities Management Credit Services   Total
---------------                                      ---------- ---------- --------------- ---------
(dollars in millions)
May 31, 2001........................................  $465,919    $4,801       $26,661     $497,381
                                                      ========    ======       =======     ========
November 30, 2000...................................  $395,026    $4,872       $26,896     $426,794
                                                      ========    ======       =======     ========

--------
(1)Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"). Previously, the Company had included MSDWCC's results within its Securities business segment. In addition, the operating results of the Investment Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services business. Previously, such revenues and expenses were recorded within the Company's Securities business segment. The segment data for all periods presented have been restated to reflect these changes.
(2)Corporate assets have been fully allocated to the Company's business segments.

                       MORGAN STANLEY DEAN WITTER & CO.

11. Business Acquisition

   During the quarter ended May 31, 2001, the Company completed its acquisition of Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The Company's fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition. In connection with the acquisition of Quilter, the Company issued approximately $37 million of notes payable, including approximately $13 million of notes that are convertible into common shares of the Company.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of May 31, 2001, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended May 31, 2001 and 2000, and condensed consolidated statements of cash flows for the six month periods ended May 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

New York, New York
July 10, 2001

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley Dean Witter(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

Results of Operations*

  Certain Factors Affecting Results of Operations

   The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet to conduct electronic commerce and the continued development of electronic communications trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative, legal and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) continued increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

   The Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Investment Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

   The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Securities business are the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's

--------
*This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

Investment Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

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

   For a detailed discussion of the competitive factors in the Company's Securities, Investment Management and Credit Services businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

   As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, evaluating credit product pricing, and managing risks and costs. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

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

  Global Market and Economic Conditions in the Quarter Ended May 31, 2001

   The overall weakness in global market and economic conditions that emerged during the latter half of fiscal 2000 persisted during the quarter ended May 31, 2001, which contributed to the decline in the Company's net revenues and net income as compared to the quarter ended May 31, 2000.

   In the U.S., market and economic conditions were generally difficult during the quarter. The rate of U.S. economic growth remained sluggish, reflecting lower levels of corporate investment and consumer confidence, as well as higher levels of unemployment. These conditions, coupled with indications of slowing corporate earnings growth, the impact of the overall global economic slowdown and uncertainty about future business prospects continued to exert pressure on the U.S. equity markets. As a result, the Federal Reserve Board (the "Fed") continued its aggressive easing of interest rates in order to stimulate economic activity and prevent the U.S. economy from slipping into recession. During the quarter ended May 31, 2001, the Fed lowered the overnight lending rate by 0.50% on three separate occasions, and also lowered the discount rate by an aggregate of 1.5%. During the six month period ended May 31, 2001, the Fed has lowered both the overnight lending rate and the discount rate by an aggregate of 2.50%. Subsequent to quarter end, the Fed lowered the overnight lending rate by an additional 0.25% in June 2001.

   In Europe, the pace of economic growth was also sluggish during the quarter ended May 31, 2001, reflecting lower levels of employment and industrial production. As a result of increasing indications of slowing economic growth within the European Union, particularly in Germany, coupled with the impact of the overall slowdown in global economic activity, the European Central Bank elected to lower interest rates within the European Union by 0.25% in May 2001. In the U.K., slowing economic growth also prompted the Bank of England to lower interest rates by 0.25% in May 2001. Previously, the Bank of England had lowered rates by 0.25% in February 2001. At the end of the quarter, there remained much uncertainty as to the European region's future growth prospects in light of slower U.S. economic performance and a weakened global economy.

   Economic and market conditions continued to be weak in the Far East during the second quarter of fiscal 2001. In Japan, financial markets continued to be adversely impacted by lingering concerns about the nation's banking system, its growing budget deficit and slow rate of economic growth. The pace of Japan's economic recovery has been slowed due to the deceleration of global economic growth, which has negatively impacted the level of exports. As a result, the Bank of Japan lowered the official discount rate on two occasions during the first quarter of fiscal 2001, although during the second quarter of fiscal 2001 the Bank of Japan decided to leave rates unchanged. Conditions elsewhere in the Far East were also difficult during the quarter, as the region's levels of exports and production continued to be adversely impacted by the overall decline in global economic activity.

   The difficult market and economic conditions that characterized the first six months of fiscal 2001, including lower levels of market volatility, investment banking activity and retail investor participation in the financial markets, have further deteriorated thus far in the third fiscal quarter. It is currently not clear when these market and economic conditions will improve. In addition, certain of the Company's businesses, particularly its Securities business, have historically experienced a seasonal slowdown of business activity during the third fiscal quarter.

  Results of the Company for the Quarter and Six Month Period ended May 31,
  2001

   The Company's net income in the quarter and six month period ended May 31, 2001 was $930 million and $1,946 million, respectively, a decrease of 36% and 35% from the comparable periods of fiscal 2000. The Company's net income for the six month period ended May 31, 2001 included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the cumulative effect of the accounting change, the Company's net income for the six month period ended May 31, 2001 was $2,005 million, 33% below the comparable period of fiscal 2000.

   Diluted earnings per common share were $0.82 and $1.71 in the quarter and six month period ended May 31, 2001, respectively, as compared to $1.26 and $2.60 in the quarter and six month period ended May 31, 2000. Excluding the cumulative effect of the accounting change, the Company's diluted earnings per share for the six month period ended May 31, 2001 was $1.76. The Company's annualized return on common equity for the quarter and six month period ended May 31, 2001 was 19.1% and 20.8% (excluding the cumulative effect of the accounting change) as compared to 33.0% and 34.7% in the comparable prior year periods.

   The decrease in net income in the quarter and six month period ended May 31, 2001 was primarily attributable to the Company's Securities business, reflecting lower investment banking, principal trading and commission revenues, as well as increased non-compensation expenses. The decrease in net income for the six month period ended May 31, 2001 also reflected principal investment losses in fiscal 2001 as compared to principal investment gains in the comparable period of fiscal 2000.

   At May 31, 2001, the Company had approximately 63,000 employees worldwide, an increase of 8% from May 31, 2000. The Company has incurred incremental compensation and non-compensation expenses for these additional employees. In light of the weakening global economy, the Company is seeking to balance cost control with investment spending. Accordingly, during the remainder of fiscal 2001, the Company will continue to invest in strategic global initiatives and expects to reduce the level of certain discretionary expenses.

  Business Acquisition

   During the quarter ended May 31, 2001, the Company completed its acquisition of Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The Company's fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

  Business Segments

   The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its three business segments:
Securities, Investment Management and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. The accompanying Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"), the Company's provider of mortgage and other consumer lending services. Previously, the Company had included MSDWCC's results within its Securities business segment. In addition, the operating results of the Investment Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services ("ICS") business. Previously, such revenues and expenses were included within the Company's Securities business segment. The segment data for all periods presented have been restated to reflect these changes. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

                                  Securities

Statements of Income (dollars in millions)

                                                                        Three Months      Six Months
                                                                       Ended May 31,    Ended May 31,
                                                                      ---------------- ----------------
                                                                        2001    2000     2001    2000
                                                                      -------- ------- -------- -------
                                                                        (unaudited)      (unaudited)
Revenues:
   Investment banking................................................ $   786  $1,337  $ 1,724  $ 2,628
   Principal transactions:
       Trading.......................................................   2,109   2,496    3,818    4,768
       Investments...................................................    (107)   (242)    (153)     181
   Commissions.......................................................     828     961    1,667    1,934
   Asset management, distribution and administration fees............     475     490      956      909
   Interest and dividends............................................   6,279   4,341   12,818    8,332
   Other.............................................................     135      81      249      166
                                                                      -------  ------  -------  -------
       Total revenues................................................  10,505   9,464   21,079   18,918
   Interest expense..................................................   6,088   4,056   11,925    7,630
                                                                      -------  ------  -------  -------
       Net revenues..................................................   4,417   5,408    9,154   11,288
                                                                      -------  ------  -------  -------
Non-interest expenses:...............................................
   Compensation and benefits.........................................   2,353   2,741    4,798    5,786
   Occupancy and equipment...........................................     188     134      363      271
   Brokerage, clearing and exchange fees.............................     127     110      244      212
   Information processing and communications.........................     266     237      521      445
   Marketing and business development................................     127     177      275      329
   Professional services.............................................     216     164      431      302
   Other.............................................................     166     157      334      324
                                                                      -------  ------  -------  -------
       Total non-interest expenses...................................   3,443   3,720    6,966    7,669
                                                                      -------  ------  -------  -------
Income before income taxes and cumulative effect of accounting change     974   1,688    2,188    3,619
Provision for income taxes...........................................     339     598      769    1,285
                                                                      -------  ------  -------  -------
Income before cumulative effect of accounting change.................     635   1,090    1,419    2,334
Cumulative effect of accounting change...............................      --      --      (46)      --
                                                                      -------  ------  -------  -------
   Net income........................................................ $   635  $1,090  $ 1,373  $ 2,334
                                                                      =======  ======  =======  =======

   Securities net revenues were $4,417 million and $9,154 million in the quarter and six month period ended May 31, 2001, a decrease of 18% and 19% from the comparable periods of fiscal 2000. Securities net income for the quarter and six month period ended May 31, 2001 was $635 million and $1,373 million, a decrease of 42% and 41% from the comparable periods of fiscal 2000. Securities net income for the six month period ended May 31, 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, Securities net income was $1,419 million, a decrease of 39% from the comparable period of fiscal 2000. The decreases in net revenues and net income in both periods were primarily attributable to lower revenues from the Company's investment banking, institutional sales and trading and individual securities activities, as well as higher non-compensation expenses. These decreases were partially offset by lower levels of incentive-based compensation expenses. The decreases in net revenues and net income for the six month period ended May 31, 2001 also reflected principal investment losses in fiscal 2001 as compared to principal investment gains in the comparable period of fiscal 2000.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 2001 decreased 41% from the comparable period of fiscal 2000. The decrease was primarily due to lower revenues from equity underwriting transactions and merger, acquisition and restructuring activities, partially offset by higher revenues from fixed income underwriting transactions.

   Revenues from merger, acquisition and restructuring activities decreased 55% to $291 million in the quarter ended May 31, 2001 from the comparable period of fiscal 2000. The level of the Company's revenues generally reflected merger and acquisition transactions that were announced in prior periods but were completed during the quarter. The global market for such transactions continued to be negatively affected by the difficult global economic conditions and uncertainty in the global financial markets. The sharp decline in the volume of merger and acquisition transaction activity continued to be significant across many industries and geographic locations. The reduction in the volume of announced merger and acquisition transactions in the quarter ended May 31, 2001 will likely have a negative impact on the level of the Company's revenues from merger, acquisition and restructuring activities in future periods.

   Revenues from equity and fixed income underwriting transactions decreased 29% to $495 million in the quarter ended May 31, 2001 from the comparable period of fiscal 2000.

   Equity underwriting revenues in the quarter ended May 31, 2001 decreased, primarily reflecting a lower volume of equity offerings that occurred during the quarter. The volume of equity underwriting transactions continued to be adversely affected by uncertainty in the global equity markets, particularly in the technology and telecommunications sectors. Given current economic and market conditions, it is uncertain at what pace transactions will be announced and completed in future periods.

   Fixed income underwriting revenues increased in the quarter ended May 31, 2001. The volume of fixed income underwriting transactions was generally strong for investment grade debt and structured credit products during the quarter, as many issuers took advantage of the relatively low global interest rate environment, particularly in the U.S.

   Investment banking revenues in the six month period ended May 31, 2001 decreased 34% from the comparable period of fiscal 2000. The decrease was attributable to lower revenues from merger, acquisition and restructuring activities and equity underwritings, reflecting lower levels of transaction volume. Such decreases were partially offset by higher revenues from investment grade debt underwritings, reflecting increased transaction volume as issuers sought to take advantage of a generally favorable interest rate environment.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale. Decisions relating to principal transactions in securities are based on an overall review of the aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 16% in the quarter ended May 31, 2001 from the comparable period of fiscal 2000. The decrease primarily reflected lower levels of equity trading revenues, partially offset by an increase in fixed income trading revenues.

   Equity trading revenues decreased in the quarter ended May 31, 2001, primarily reflecting lower revenues from trading derivative and cash equity products. Despite higher customer trading volumes in both listed and over-the-counter securities, conditions in the equity markets were generally less favorable in comparison to the second quarter of fiscal 2000, particularly in the U.S. and in Europe. In particular, the level of market volatility was significantly lower in the second quarter of fiscal 2001 as compared to the prior year. The decline in equity trading revenues also reflected lower new issue volume, increased margin pressure resulting from the decimalization of equity securities and lower revenues from certain proprietary trading activities.

   Fixed income trading revenues increased during the quarter ended May 31, 2001, reflecting higher revenues from trading investment grade and government fixed income securities, partially offset by lower revenues from interest rate swaps trading. Revenues from trading investment grade and government fixed income securities benefited from a generally favorable interest rate environment, higher trading volumes and market liquidity, partially reflecting the Fed's interest rate actions during the quarter. Commodity trading revenues increased slightly in the quarter ended May 31, 2001 as compared to the prior year period, primarily driven by higher revenues from electricity trading. Electricity prices continued to be volatile during the quarter, reflecting energy shortages and fluctuations in the level of demand due to changing weather conditions. Foreign exchange trading revenues decreased modestly in the quarter ended May 31, 2001 as compared to the prior year period. The decrease was primarily due to lower levels of customer trading volumes, partially offset by higher levels of volatility in the foreign exchange markets primarily reflecting the euro's decline relative to the U.S. dollar during the quarter.

   Principal transaction investment losses aggregating $107 million were recorded in the quarter ended May 31, 2001, as compared to losses of $242 million in the quarter ended May 31, 2000. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting markdowns of non-publicly traded investments. Fiscal 2000's results primarily consisted of unrealized losses from certain private equity and venture capital investments, including Allegiance Telecom, Inc. and InterNAP Network Services Corporation.

   Principal transaction trading revenues decreased 20% in the six month period ended May 31, 2001 from the comparable period of fiscal 2000, primarily reflecting a decline in equity and fixed income trading revenues partially offset by higher commodity trading revenues. The decrease in equity trading revenues reflected lower revenues from both cash and derivative equity products due to lower levels of market volatility and new issue volume. Fixed income trading revenues decreased, primarily reflecting lower revenues from interest rate swap and global high-yield trading activities, partially offset by higher revenues from trading investment grade and government fixed income securities. Commodity trading revenues increased, primarily due to higher revenues from electricity trading. Foreign exchange trading revenues for the six month period ended May 31, 2001 were comparable to the prior year period.

   Principal transaction investment losses aggregating $153 million were recognized in the six month period ended May 31, 2001 as compared to gains of $181 million in the six month period ended May 31, 2000. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors. Fiscal 2000's results primarily reflected gains from certain investments in the Company's private equity portfolio, including Commerce One, Inc. and Equant N.V., as well as net gains from certain other principal investments.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 14% in both the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The decline in both periods was primarily related to lower commission revenues in the U.S., reflecting a significant decline in the level of retail investor participation in the equity markets as compared to the prior year. This decline was partially offset by higher institutional commissions from markets in Europe, benefiting from high trading volumes.

  Net Interest

   Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of its trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities and thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues decreased 33% in the quarter and increased 27% in the six month period ended May 31, 2001 from the comparable periods of fiscal 2000. Both the decrease in the quarter and the increase in the six month period reflect the level and mix of interest earning assets and interest bearing liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The decrease in the quarter was also due to lower net revenues from brokerage services provided to institutional and individual customers, including a decrease in the level of customer margin loans. In addition, lower margins associated with brokerage services provided to institutional customers contributed to the decline in net interest revenues during the quarter.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's ICS business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's ichoice/SM/ service and technology platform.

   Asset management, distribution and administration revenues decreased 3% in the quarter and increased 5% in the six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The decrease in the quarter reflected lower 12b-1 fees from promoting and distributing mutual funds. The decline in the quarter also reflected lower revenues from individual investors electing fee-based pricing. The increase in the six month period primarily reflected higher revenues from investment management services associated with the ICS business, and increased revenues from individual investors electing fee-based pricing.

  Non-Interest Expenses

   Total non-interest expenses decreased 7% and 9% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. Compensation and benefits expense decreased 14% and 17% in the quarter and six month period ended May 31, 2001, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses increased 11% and 15% in the quarter and six month period ended May 31, 2001. Occupancy and equipment expense increased 40% and 34% in the quarter and six month period ended May 31, 2001, primarily due to increased office space in New York and London as well as additional rent associated with new individual securities branches in the U.S. Brokerage, clearing and exchange fees increased 15% in both the quarter and six month period ended May 31, 2001, primarily reflecting higher brokerage and clearing costs due to increased institutional global securities trading volume, particularly in the U.S. and Europe. Information processing and communications expense increased 12% and 17% in the quarter and six month period ended May 31, 2001, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, equipment upgrades and maintenance, telecommunication costs and market data services. A higher number of employees utilizing information technology, communications systems and certain data services also contributed to the increase. Marketing and business development expense decreased 28% and 16% in the quarter and six month period ended May 31, 2001, primarily reflecting lower advertising expenses associated with the individual securities business. A lower level of travel and entertainment costs also contributed to the decrease in the quarter. Professional services expense increased 32% and 43% in the quarter and six month period ended May 31, 2001, primarily reflecting higher consulting costs associated with certain strategic initiatives, including e-commerce. The increase in the six month period also reflected higher legal and temporary staffing costs. Other expenses increased 6% and 3% in the quarter and six month period ended May 31, 2001, reflecting higher operating expenses.

                             Investment Management

Statements of Income (dollars in millions)

                                                           Three Months   Six Months
                                                           Ended May 31, Ended May 31,
                                                           ------------- -------------
                                                            2001   2000   2001   2000
                                                           ----   ----   ------ ------
                                                            (unaudited)   (unaudited)
Revenues:
   Investment banking.....................................   $ 15   $ 33 $   34 $   77
   Principal transactions:
       Investments........................................     --      6     --     14
   Commissions............................................      8     11     18     22
   Asset management, distribution and administration fees.    565    604  1,158  1,169
   Interest and dividends.................................     17     20     42     34
       Other..............................................      4     10     15     17
                                                           ----   ----   ------ ------
       Total revenues.....................................    609    684  1,267  1,333
   Interest expense.......................................      3      4      6      4
                                                           ----   ----   ------ ------
       Net revenues.......................................    606    680  1,261  1,329
                                                           ----   ----   ------ ------
Non-interest expenses:
   Compensation and benefits..............................    202    214    419    415
   Occupancy and equipment................................     26     24     52     47
   Brokerage, clearing and exchange fees..................     43     39     86     76
   Information processing and communications..............     26     22     50     43
   Marketing and business development.....................     41     42     77     81
   Professional services..................................     32     27     60     49
   Other..................................................     24     48     57     82
                                                           ----   ----   ------ ------
       Total non-interest expenses........................    394    416    801    793
                                                           ----   ----   ------ ------
Income before income taxes................................    212    264    460    536
Provision for income taxes................................     88    107    187    219
                                                           ----   ----   ------ ------
       Net income.........................................   $124   $157 $  273 $  317
                                                           ====   ====   ====== ======


   Investment Management net revenues were $606 million and $1,261 million in the quarter and six month period ended May 31, 2001, a decrease of 11% and 5% from the comparable periods of fiscal 2000. Investment Management net income was $124 million and $273 million in the quarter and six month period ended May 31, 2001, a decrease of 21% and 14% from the comparable periods of fiscal 2000. The decreases in net income in both periods primarily reflected lower asset management, distribution and administration fees and investment banking revenues.

  Investment Banking

   Investment Management generates investment banking revenues primarily from the underwriting of unit investment trust products. Investment banking revenues decreased 55% in the quarter and 56% in the six month period ended May 31, 2001 from the comparable prior year periods, primarily reflecting a lower volume of equity-related unit investment trust underwriting transactions.

  Principal Transactions

   Investment Management primarily generates principal transaction revenues from the Company's net gains on capital investments in certain of its funds and other investments.

   The Company did not record any net principal investment gains or losses in the quarter and six month period ended May 31, 2001. In the quarter and six month period ended May 31, 2000, principal transaction investment revenues primarily consisted of net gains from the Company's capital investments in certain of its funds.

  Commissions

   Investment Management generates commission revenues primarily from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues.

   Commission revenues decreased 27% and 18% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000, primarily reflecting lower levels of transaction volume and allocated commission revenues.

  Net Interest

   Investment Management generates net interest revenues from investment positions as well as from certain allocated interest revenues and expenses.

   Net interest revenues decreased 13% in the quarter ended May 31, 2001 from the comparable period of fiscal 2000, primarily reflecting lower net revenues from investment positions, generally attributable to a lower interest rate environment in fiscal 2001. Net interest revenues increased 20% in the six month period ended May 31, 2001, reflecting higher net revenues from higher levels of interest earning assets, coupled with a higher level of allocated net interest revenues.

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

   In the quarter and six month period ended May 31, 2001, asset management, distribution and administration fees decreased 6% and 1% from the comparable periods of fiscal 2000. In both periods, the decrease in revenues primarily reflected lower fund management fees and other revenues resulting from a lower level of average assets under management or supervision. This decrease also reflected a less favorable asset mix, as the difficult market conditions that have existed during the fourth quarter of fiscal 2000 and the first half of fiscal 2001 have resulted in a shift of customer assets from equity products, which typically generate higher management fees, to money market products.

   As of May 31, 2001, assets under management or supervision decreased $21 billion from May 31, 2000. The majority of the decrease was attributable to market depreciation, reflecting the declines in many global financial markets that occurred during the fourth quarter of fiscal 2000 and the first six months of fiscal 2001.

   The Company's customer assets under management or supervision were as follows:


                                                                          At May 31,
                                                                    -----------------------
                                                                       2001        2000
                                                                    ----------- -----------
                                                                     (dollars in billions)
Products offered primarily to individuals:
   Mutual funds:
       Equity...................................................... $        94 $       106
       Fixed income................................................          41          49
       Money markets...............................................          63          52
                                                                    ----------- -----------
          Total mutual funds.......................................         198         207
   ICS assets......................................................          32          28
   Separate accounts, unit investment trust and other arrangements.          73          79
                                                                    ----------- -----------
          Total individual.........................................         303         314
                                                                    ----------- -----------
Products offered primarily to institutional clients:
   Mutual funds....................................................          39          35
   Separate accounts, pooled vehicle and other arrangements........         145         159
                                                                    ----------- -----------
          Total institutional......................................         184         194
                                                                    ----------- -----------
Total assets under management or supervision(1).................... $       487 $       508
                                                                    =========== ===========

--------
(1)Revenues and expenses associated with certain assets are included in the Company's Securities segment.

  Non-Interest Expenses

   Investment Management's non-interest expenses decreased 5% in the quarter ended May 31, 2001 and increased 1% in the six month period ended May 31, 2001 from the comparable periods of fiscal 2000. Compensation and benefits expense decreased 6% in the quarter ended May 31, 2001, primarily reflecting lower levels of incentive-based compensation due to lower revenues and earnings. Compensation and benefits expense increased 1% in the six month period ended May 31, 2001, reflecting higher compensation costs due to integration-related severance costs, partially offset by lower levels of incentive-based compensation and employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 5% and increased 1% in the quarter and six month period ended May 31, 2001. Occupancy and equipment expense increased 8% and 11% in the quarter and six month period ended May 31, 2001, due to higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees increased 10% and 13% in the quarter and six month period ended May 31, 2001, primarily attributable to a higher level of deferred commission amortization associated with the sales of certain funds. Information processing and communications expense increased 18% and 16% in the quarter and six month period ended May 31, 2001, primarily reflecting higher costs incurred for data processing and market data services. Marketing and business development expense decreased 2% and 5%, primarily related to lower marketing, advertising and travel and entertainment costs. Professional services expense increased 19% and 22% in the quarter and six month period ended May 31, 2001, primarily reflecting higher consulting costs incurred for certain strategic initiatives, including e-commerce and the ongoing integration of Investment Management's operating platforms, as well as higher legal expenses. Other expenses decreased 50% and 30% in the quarter and six month period ended May 31, 2001, primarily reflecting a lower level of allocated costs as compared to the prior year periods.

                                Credit Services

Statements of Income (dollars in millions)

                                                                      Three Months    Six Months
                                                                      Ended May 31, Ended May 31,
                                                                      ------------- --------------
                                                                       2001   2000   2001    2000
                                                                      ------ ------ ------- ------
                                                                       (unaudited)   (unaudited)
Fees:
   Merchant and cardmember........................................... $  448 $  453 $  894  $  902
   Servicing.........................................................    476    349    903     636
                                                                      ------ ------ ------  ------
       Total non-interest revenues...................................    924    802  1,797   1,538
                                                                      ------ ------ ------  ------
Interest revenue.....................................................    654    762  1,326   1,506
Interest expense.....................................................    322    360    661     718
                                                                      ------ ------ ------  ------
   Net interest income...............................................    332    402    665     788
Provision for consumer loan losses...................................    231    204    444     427
                                                                      ------ ------ ------  ------
   Net credit income.................................................    101    198    221     361
                                                                      ------ ------ ------  ------
   Net revenues......................................................  1,025  1,000  2,018   1,899
                                                                      ------ ------ ------  ------
Non-interest expenses:
   Compensation and benefits.........................................    187    142    376     304
   Occupancy and equipment...........................................     18     16     37      31
   Information processing and communications.........................    122    106    238     207
   Marketing and business development................................    286    282    601     562
   Professional services.............................................     48     42     97      82
   Other.............................................................     85     69    159     141
                                                                      ------ ------ ------  ------
       Total non-interest expenses...................................    746    657  1,508   1,327
                                                                      ------ ------ ------  ------
Income before income taxes and cumulative effect of accounting change    279    343    510     572
Provision for income taxes...........................................    108    132    197     221
                                                                      ------ ------ ------  ------
Income before cumulative effect of accounting change.................    171    211    313     351
Cumulative effect of accounting change...............................     --     --    (13)     --
                                                                      ------ ------ ------  ------
       Net income.................................................... $  171 $  211 $  300  $  351
                                                                      ====== ====== ======  ======


   Credit Services net revenues were $1,025 million and $2,018 million in the quarter and six month period ended May 31, 2001, an increase of 3% and 6% from the comparable periods of fiscal 2000. Credit Services net income of $171 million and $300 million in the quarter and six month period ended May 31, 2001 decreased 19% and 15% from the comparable periods of fiscal 2000. Net income for the six month period ended May 31, 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change for the six month period ended May 31, 2001, net income decreased 11%. The increase in net revenues for both periods was primarily attributable to increased servicing fees, partially offset by lower net interest income and a higher provision for consumer loan losses. The decrease in net income in both periods was due to higher non-interest expenses, partially offset by higher net revenues.

  Non-Interest Revenues

   Total non-interest revenues increased 15% and 17% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees decreased 1% in both the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The decrease was primarily due to higher charge-offs of late payment and overlimit fees, partially offset by higher merchant discount revenue associated with the use of the Discover Card. The increase in Discover Card merchant discount revenue was due to a higher level of sales volume in both the quarter and six month period ended May 31, 2001.

   Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $2.4 billion and $6.8 billion in the quarter and six month period ended May 31, 2001. During the comparable periods of fiscal 2000, the Company completed credit card asset securitizations of $3.0 billion and $4.3 billion. The credit card asset securitization transactions completed in the quarter ended May 31, 2001 have expected maturities ranging from approximately three to five years from the date of issuance.

   The table below presents the components of servicing fees (dollars in millions):

                                    Three Months    Six Months
                                   Ended May 31,   Ended May 31,
                                   -------------- ---------------
                                    2001    2000   2001    2000
                                   ------- ------ ------- -------
Merchant and cardmember fees...... $  188  $ 143  $  371  $  285
Interest revenue..................  1,091    808   2,166   1,515
Interest expense..................   (409)  (335)   (867)   (630)
Provision for consumer loan losses   (394)  (267)   (767)   (534)
                                   ------  -----  ------  ------
Servicing fees.................... $  476  $ 349  $  903  $  636
                                   ======  =====  ======  ======

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 36% and 42% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The increase was due to higher levels of net interest cash flows and increased cardmember fee revenue, primarily due to a higher level of average securitized general purpose credit card loans. This increase was partially offset by higher credit losses due to a higher level of average securitized general purpose credit card loans, coupled with a higher rate of charge-offs related to the securitized portfolio. Net securitization gains on general purpose credit card loans, included in servicing fees, were $49 million and $74 million in the quarter and six month period ended May 31, 2001, an increase of 88% and 54% from the comparable periods of fiscal 2000, partially reflecting modifications to certain assumptions in the gain calculations.

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

   Net interest income decreased 17% and 16% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The decrease in both periods was primarily due to lower levels of average credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average credit card loans for both periods was due to a higher level of securitized credit card loans, partially offset by higher levels of sales and balance transfer volume. The lower yield on Discover Card loans in both periods was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs. The decrease in interest expense in the quarter ended May 31, 2001 was primarily due to a lower level of interest bearing liabilities, coupled with a decrease in the Company's average cost of borrowings, which was 6.30% in the quarter ended May 31, 2001 as compared to 6.34% in the quarter ended May 31, 2000. The decrease in interest expense in the six month period ended May 31, 2001 reflected a lower level of interest bearing liabilities, partially offset by an increase in the Company's average cost of borrowings, which was 6.46% for the six month period ended May 31, 2001 as compared to 6.34% in the six month period ended May 31, 2000.

   The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six month periods ended May 31, 2001 and 2000 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                                                  Three Months Ended May 31,
                                                       -------------------------------------------------
                                                                 2001                   2000(3)
                                                       ------------------------ ------------------------
                                                       Average                  Average
                                                       Balance   Rate  Interest Balance   Rate  Interest
                                                       -------- ------ -------- -------- ------ --------
ASSETS
Interest earning assets:
General purpose credit card........................... $21,301  11.13%  $ 598   $23,456  12.10%  $ 714
Other consumer loans..................................     542   8.65      12       546   9.39      13
Investment securities.................................     650   4.70       8       574   6.12       9
Other.................................................   2,474   5.94      36     1,686   6.33      26
                                                       -------          -----   -------          -----
       Total interest earning assets..................  24,967  10.40     654    26,262  11.54     762
Allowance for loan losses.............................    (788)                    (776)
Non-interest earning assets...........................   2,195                    1,796
                                                       -------                  -------
       Total assets................................... $26,374                  $27,282
                                                       =======                  =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,719   4.60%  $  20   $ 1,492   5.44%  $  20
   Brokered...........................................   9,001   6.72     152     7,618   6.55     126
   Other time.........................................   3,007   6.10      46     3,018   6.11      46
                                                       -------          -----   -------          -----
       Total interest bearing deposits................  13,727   6.32     218    12,128   6.31     192
Other borrowings......................................   6,528   6.28     104    10,459   6.39     168
                                                       -------          -----   -------          -----
       Total interest bearing liabilities.............  20,255   6.30     322    22,587   6.34     360
Shareholder's equity/other liabilities................   6,119                    4,695
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $26,374                  $27,282
                                                       =======                  =======
Net interest income...................................                  $ 332                    $ 402
                                                                        =====                    =====
Net interest margin(1)................................                   5.28%                    6.08%
Interest rate spread(2)...............................           4.10%                    5.20%

--------
(1)Net interest margin represents net interest income as a percentage of total average interest earning assets.
(2)Interest rate spread represents the difference between the rate on total average interest earning assets and the rate on total average interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis (dollars in millions)

                                                                   Six Months Ended May 31,
                                                       -------------------------------------------------
                                                                 2001                   2000(3)
-                                                      ------------------------ ------------------------
                                                       Average                  Average
                                                       Balance   Rate  Interest Balance   Rate  Interest
                                                       -------- ------ -------- -------- ------ --------
ASSETS
Interest earning assets:
General purpose credit card........................... $21,426  11.22%  $1,199  $23,322  12.04%  $1,404
Other consumer loans..................................     542   9.12       25      525   9.24       24
Investment securities.................................     726   5.54       20      628   6.13       19
Other.................................................   2,516   6.55       82    1,680   7.01       59
                                                       -------          ------  -------          ------
       Total interest earning assets..................  25,210  10.55    1,326   26,155  11.51    1,506
Allowance for loan losses.............................    (787)                    (777)
Non-interest earning assets...........................   2,162                    1,793
                                                       -------                  -------
       Total assets................................... $26,585                  $27,171
                                                       =======                  =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,746   5.17   $   45  $ 1,531   5.25%  $   40
   Brokered...........................................   8,904   6.72      298    7,447   6.52      243
   Other time.........................................   3,010   6.19       93    3,030   6.07       92
                                                       -------          ------  -------          ------
       Total interest bearing deposits................  13,660   6.40      436   12,008   6.25      375
Other borrowings......................................   6,873   6.56      225   10,640   6.45      343
                                                       -------          ------  -------          ------
       Total interest bearing liabilities.............  20,533   6.46      661   22,648   6.34      718
Shareholder's equity/other liabilities................   6,052                    4,523
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $26,585                  $27,171
                                                       =======                  =======
Net interest income...................................                  $  665                   $  788
                                                                        ======                   ======
Net interest margin(1)................................                    5.29%                    6.02%
Interest rate spread(2)...............................           4.09%                    5.17%

--------
(1)Net interest margin represents net interest income as a percentage of total average interest earning assets.
(2)Interest rate spread represents the difference between the rate on total average interest earning assets and the rate on total average interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis (dollars in millions)

                                             Three Months Ended     Six Months Ended
                                            May 31, 2001 vs. 2000 May 31, 2001 vs. 2000
                                            --------------------- ---------------------
                                             Increase/(Decrease)   Increase/(Decrease)
                                              Due to Changes in     Due to Changes in
                                            --------------------- ---------------------
                                            Volume   Rate  Total  Volume   Rate  Total
                                            ------  -----  ------ ------  ------ ------
INTEREST REVENUE
General purpose credit card................  $(65)   $(51) $(116)  $(116) $ (89) $(205)
Other consumer loans.......................    --      (1)    (1)      1     --      1
Investment securities......................     1      (2)    (1)      3     (2)     1
Other......................................     9       1     10      23     --     23
                                                           -----                 -----
       Total interest revenue..............   (37)    (71)  (108)    (56)  (124)  (180)
                                                           -----                 -----
INTEREST EXPENSE
Interest bearing deposits:
   Savings.................................     3      (3)    --       6     (1)     5
   Brokered................................    22       4     26      46      9     55
   Other time..............................    --      --     --      (1)     2      1
                                                           -----                 -----
       Total interest bearing deposits.....    26      --     26      51     10     61
Other borrowings...........................   (63)     (1)   (64)   (122)     4   (118)
                                                           -----                 -----
       Total interest expense..............   (37)     (1)   (38)    (69)    12    (57)
                                                           -----                 -----
Net interest income........................  $ --    $(70) $ (70)  $  13  $(136) $(123)
                                             ====   ====   =====  =====   =====  =====

   The supplemental table below provides average managed loan balance and rate information that takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                                             Three Months Ended May 31,
                                                 ---------------------------------------------------
                                                           2001                     2000(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                                                 --------- ------ -------- --------- ------ --------
General purpose credit card.....................  $49,658  13.34%  $1,669   $42,957  13.69%  $1,478
Total interest earning assets...................   54,241  12.76    1,745    45,904  13.60    1,570
Total interest bearing liabilities..............   49,529   5.85      730    43,284   6.39      695
General purpose credit card interest rate spread            7.49                      7.30
Interest rate spread............................            6.91                      7.21
Net interest margin.............................            7.42                      7.58

                                                              Six Months Ended May 31,
                                                 ---------------------------------------------------
                                                           2001                     2000(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                                                 --------- ------ -------- --------- ------ --------
General purpose credit card.....................  $49,468  13.50%  $3,329   $41,993  13.52%  $2,839
Total interest earning assets...................   54,088  12.95    3,492    44,950  13.44    3,021
Total interest bearing liabilities..............   49,411   6.21    1,528    42,380   6.36    1,348
General purpose credit card interest rate spread            7.29                      7.16
Interest rate spread............................            6.74                      7.08
Net interest margin.............................            7.28                      7.44

--------
(1)Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $787 million at May 31, 2001 and $783 million at November 30, 2000.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 13% and 4% in the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The increase in both periods was primarily due to higher net charge-off rates, partially offset by lower levels of average general purpose credit card loans.

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

   During the quarter ended May 31, 2001, net charge-offs in both the owned and managed portfolios increased as compared to the quarter ended February 28, 2001. In the U.S., the increase in unemployment, reduced overtime and the rising debt service burden on borrowers, coupled with the seasoning of the Company's consumer loan portfolio, have contributed to the higher net charge-off rate. In addition, during the quarter ended May 31, 2001, there was a significant increase in the number of accounts with bankruptcy notifications, which are charged-off 60 days after receipt of such notification. If these conditions and trends continue to persist, the rate of net charge-offs may be higher in future periods.

   The Company's future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's consumer loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's consumer loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

   The following table presents owned and managed general purpose credit card loan delinquency and net charge-off rate information:

Asset Quality (dollars in millions)

                                                  May 31, 2001      May 31, 2000    November 30, 2000
                                                ----------------- ----------------- -----------------
                                                 Owned   Managed   Owned   Managed   Owned   Managed
                                                -------- -------- -------- -------- -------- --------
General purpose credit card loans at period-end $20,909  $50,227  $22,503  $43,698  $21,866  $47,123
General purpose credit card loans contractually
   past due as a percentage of period-end
   general purpose credit card loans:
       30 to 89 days...........................    2.93%    3.24%    2.52%    3.10%    3.01%    3.50%
       90 to 179 days..........................    2.32%    2.60%    1.62%    2.01%    2.04%    2.42%
Net charge-offs as a percentage of average
  general purpose credit card loans
  (year-to-date)...............................    4.11%    4.88%    3.60%    4.43%    3.63%    4.40%

  Non-Interest Expenses

   Non-interest expenses increased 14% in both the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. Compensation and benefits expense increased 32% and 24% in the quarter and six month period ended May 31, 2001. The increase in both periods was primarily due to higher costs associated with increased employment levels resulting from higher levels of transaction volume and collection activities. Occupancy and equipment expense increased 13% and 19% in the quarter and six month period ended May 31, 2001. The increase in both periods was primarily due to higher occupancy costs associated with increased office space, including new transaction processing centers. Information processing and communications expense increased 15% in both the quarter and six month period ended May 31, 2001 from the comparable periods of fiscal 2000. The increase in both periods primarily reflects higher volume-related external data and transaction processing costs. Marketing and business development expense increased 1% and 7% in the quarter and six month period ended May 31, 2001. The increase in both periods was primarily due to increased promotional costs and higher advertising expense associated with a new advertising campaign for the Discover Card. These increases were partially offset by lower direct mailing costs. The increase in the six month period also reflected higher cardmember rewards expense. Professional services expense increased 14% and 18% in the quarter and six month period ended May 31, 2001. The increase in both periods was primarily due to increased costs associated with account collection activities, as well as higher technology consulting costs. Other expense increased 23% and 13% in the quarter and six month period ended May 31, 2001, primarily reflecting increases in certain operating expenses due to higher levels of transaction volume and business activity. The increase in the six month period was partially offset by a decline in inquiry fees resulting from fewer new account applications.

Liquidity and Capital Resources

   The Company's total assets increased to $497.4 billion at May 31, 2001 from $426.8 billion at November 30, 2000, primarily attributable to increases in cash and cash equivalents, financial instruments owned and securities borrowed. Securities provided as collateral also increased primarily due to the adoption of SFAS No. 140, which required the Company to recognize securities received as collateral (as opposed to cash) in certain securities lending transactions in the condensed consolidated statement of financial condition as of May 31, 2001. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

   The Company funds its balance sheet on a global basis. The Company raises funding for its Securities and Investment Management businesses through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro and Japanese commercial paper; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and therefore provide a more stable source of funding than short-term unsecured borrowings.

   The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset-backed securitizations; deposits; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures, including an extendible asset-backed certificate program.

   The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company's bank subsidiaries. Other time deposits include individual and institutional certificates of deposits. The Company, through Discover Bank, an indirect subsidiary of the Company, sells notes under a short-term bank note program.

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

   As of June 30, 2001, the Company's credit ratings were as follows:

                                                  Commercial   Senior
                                                    Paper       Debt
                                                 ------------ --------
         Dominion Bond Rating Service Limited... R-1 (middle) AA (low)
         Fitch..................................          F1+       AA
         Moody's Investors Service..............          P-1      Aa3
         Rating and Investment Information, Inc.         a-1+       AA
         Standard & Poor's......................         A-1+      AA-

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

   During the six months ended May 31, 2001, the Company issued senior notes aggregating $15,720 million, including non-U.S. dollar currency notes aggregating $4,654 million. These notes have maturities from 2002 to 2031 and a weighted average coupon interest rate of 5.53% at May 31, 2001. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At May 31, 2001, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $93.8 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between May 31, 2001 and June 30, 2001, the Company's long-term borrowings, net of repayments and repurchases, decreased by approximately $1,198 million, which primarily represented the early extinguishment of debt issued by Morgan Stanley Aircraft Finance.

   During the six months ended May 31, 2001, the Company purchased $994 million of its common stock. Subsequent to May 31, 2001 and through June 30, 2001, the Company purchased an additional $61 million of its common stock.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At May 31, 2001, no borrowings were outstanding under the MSDW Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, each as defined. At May 31, 2001, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility"). The MSIL Facility incorporates a revolving securities repo facility and an unsecured revolving credit facility. MSIL provides a broad range of collateral under repurchase agreements for the secured repo facility and a Company guarantee for the unsecured facility. The syndicate of banks are committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Stockholder's Equity and Financial Resources, each as defined in the MSIL Facility. At May 31, 2001 no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Dean Witter Japan Limited ("MSDWJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSDWJL's unsecured borrowings (the "MSDWJL Facility"). Under the terms of the MSDWJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At May 31, 2001, no borrowings were outstanding under the MSDWJL Facility.

   The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSDWJL Facility for short-term funding from time to time.

   At May 31, 2001, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.9 billion, aircraft assets of $4.2 billion, and goodwill and other intangible assets of $1.5 billion, were illiquid. The Company also has commitments to fund certain fixed assets and other less liquid investments.

   Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid. At May 31, 2001, the Company had aggregate principal investments (including direct investments and partnership interests) with a carrying value of approximately $1.2 billion, of which approximately $0.4 billion represented the Company's investments in its real estate funds. The Company also has approximately $832 million in commitments related to its private equity and other principal investment activities. The Company has provided, and will continue to provide, financing (including margin lending and other extensions of credit) to clients.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market and preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At May 31, 2001 and November 30, 2000, the Company had exposure to high-yield instruments owned with a market value of approximately $2.3 billion and $2.2 billion, respectively, and exposure to high-yield instruments sold, not yet purchased with a market value of $0.5 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides, on a selective basis, financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain positions of these loans. At May 31, 2001 and November 30, 2000, the aggregate value of investment grade loans and positions was $2.1 billion and $2.1 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.7 billion and $2.2 billion, respectively. At May 31, 2001, the Company also had provided additional commitments associated with these activities to investment grade issuers aggregating $8.9 billion and commitments to non-investment grade issuers aggregating $0.9 billion.

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

   At May 31, 2001, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $29.8 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of May 31, 2001, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $53 million. Aggregate VaR increased from $42 million at the quarter ended February 28, 2001, as an increase in equity price VaR was partially offset by decreases in foreign exchange rate and commodity price VaR, and a higher diversification benefit. The increase in the quarter-end equity price VaR reflects certain trading risk exposures that were subsequently reduced. For a more representative summary of the Company's trading and related market risk profile during the course of the quarter ended May 31, 2001, see the average VaR for each of the Company's primary risk categories in the table below.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policy and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

   The table below presents the Company's VaR for each of the Company's primary risk exposures and on an aggregate basis at May 31, 2001, February 28, 2001 and November 30, 2000, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of May 31, 2001, February 28, 2001 and November 30, 2000, and, therefore, the table below does not separately report trading and non-trading VaRs.

Primary Market Risk Category                 99%/One-Day VaR
----------------------------    ------------------------------------------
                                At May 31, At February 28, At November 30,
                                   2001         2001            2000
                                ---------- --------------- ---------------
                                      (dollars in millions, pre-tax)
Interest rate..................    $28           $28             $28
Equity price...................     41            20              27
Foreign exchange rate..........      4             6               5
Commodity price................     25            27              17
                                   ---           ---             ---
Subtotal.......................     98            81              77
Less diversification benefit(1)     45            39              35
                                   ---           ---             ---
Aggregate VaR..................    $53           $42             $42
                                   ===           ===             ===

--------
(1)Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

   In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate 95%/one-day VaR at May 31, 2001 was $37 million.

   The table below presents the high, low and average 99%/one-day Trading VaR over the course of the second quarter of fiscal 2001 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to institutional trading positions).

                                 Daily 99%/One-Day VaR
                               for the Second Quarter of
Primary Market Risk Category          Fiscal 2001
---------------------------- ------------------------------
                               High      Low      Average
                             ----      ---      -------
                             (dollars in millions, pre-tax)
   Interest rate............    $44         $25     $32
   Equity price.............     47          14      23
   Foreign exchange rate....     10           3       4
   Commodity price..........     31          18      24
   Trading VaR..............     61          41      47

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended May 31, 2001:


Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended May 31, 2001 was:

               Value-at-Risk
        (in millions of U.S. dollars)       Number of Days
        -----------------------------       --------------
               less than 42                       5
                   42 to 44                      13
                   44 to 46                      16
                   46 to 48                      11
                   48 to 50                       8
                   50 to 52                       3
                   52 to 54                       3
                   54 to 56                       1
            greater than 56                       4


   The histogram below presents the distribution of daily net revenues during the quarter ended May 31, 2001 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):


Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during the quarter ended May 31, 2001 was:

     Daily Institutional Trading Revenue
         (in millions of U.S. dollars)       Number of Days
     -----------------------------------     --------------
              less than -10                        1
                  -10 to -5                        0
                    -5 to 0                        1
                     0 to 5                        0
                    5 to 10                        2
                   10 to 15                        3
                   15 to 20                        6
                   20 to 25                        5
                   25 to 30                        4
                   30 to 35                        5
                   35 to 40                       10
                   40 to 45                        4
                   45 to 50                        5
                   50 to 55                        4
                   55 to 60                        3
                   60 to 65                        3
                   65 to 70                        2
                   70 to 75                        0
                   75 to 80                        1
                   80 to 85                        1
                   85 to 90                        2
            greater than 90                        2


   As of May 31, 2001 the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2000.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

   The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2001.

   Penalty Bid Litigation. In the Myers litigation, on May 16, 2001, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of the complaint.

   IPO Fee Litigation. On April 11, 2001, the court entered an order denying plaintiffs' motion to vacate or in the alternative for reconsideration in In re Public Offering Fee Antitrust Litigation. On May 10, 2001, plaintiffs filed a notice of appeal.

   On May 23, 2001, the court consolidated the issuer plaintiff actions, including CHS Electronics and Weinman, under a new caption entitled In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. On July 6, 2001, plaintiffs filed a consolidated class action complaint.

   IPO Allocation Matters. Several other purported class action antitrust complaints have been filed in the U.S. District Court for the Southern District of New York. Numerous other purported class action securities complaints have been filed in the U.S. District Court for the Southern District of New York. In addition, other purported class action complaints alleging federal securities violations and either federal or state antitrust violations have been filed in the same court. Some of these complaints allege that continuous "buy" recommendations by defendants' research analysts improperly increased or sustained the prices at which the securities traded after the IPO.

   On June 5, 2001, a purported derivative action, captioned Albrect v. Bauman, et al., was filed in the U.S. District Court for the Southern District of New York against the directors of the Company and the Company as a nominal defendant. The complaint alleges that the directors breached their duties of loyalty, due care and good faith by exposing the Company to losses as a result of its IPO allocation practices and that the directors allowed the Company to violate antitrust and securities laws. The complaint seeks unspecified damages.

Item 4. Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of the Company was held on March 22, 2001. Further details concerning matters submitted to a vote of stockholders can be found in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2001.

Item 5. Other Information

   The following table sets forth certain supplemental financial information regarding the quarterly revenues for the Company's Securities business for the first and second quarters of fiscal 2001 and first, second, third and fourth quarters of fiscal 2000 and fiscal l999.

                                                            Three Months Ended
                                                           ---------------------
                                                            May 31,    Feb. 28,
                                                              2001       2001
                                                           -------    --------
                                                           (dollars in millions)
Securities advisory revenues..............................   $  291     $  450
Securities underwriting revenues..........................   $  495     $  488
Institutional securities sales and trading net revenues(1)   $2,537     $2,564
Individual investor group net revenues....................   $1,141     $1,196

                                                                   Three Months Ended
                                                           ----------------------------------
                                                           Nov. 30, Aug. 31, May 31, Feb. 29,
                                                             2000     2000    2000     2000
                                                           -------- -------- ------- --------
                                                                 (dollars in millions)
Securities advisory revenues..............................  $  566   $  515  $  640   $  420
Securities underwriting revenues..........................  $  542   $  630  $  697   $  871
Institutional securities sales and trading net revenues(1)  $1,436   $1,938  $2,790   $2,698
Individual investor group net revenues....................  $1,276   $1,313  $1,498   $1,461

                                                                   Three Months Ended
                                                           ----------------------------------
                                                           Nov. 30, Aug. 31, May 31, Feb. 28,
                                                             1999     1999    1999     1999
                                                           -------- -------- ------- --------
                                                                 (dollars in millions)
Securities advisory revenues..............................  $  693   $  502  $  342   $  358
Securities underwriting revenues..........................  $  622   $  685  $  652   $  576
Institutional securities sales and trading net revenues(1)  $1,381   $1,411  $1,903   $1,960
Individual investor group net revenues....................  $1,136   $1,017  $1,153   $  980

--------
(1)Includes principal trading, commissions and net interest revenues.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      An exhibit index has been filed as part of this Report on Page E-1.

   (b) Reports on Form 8-K

      Form 8-K dated March 21, 2001 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fiscal quarter ended February 28, 2001.

      Form 8-K dated April 18, 2001 reporting Item 5 and Item 7.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MORGAN STANLEY DEAN WITTER & CO.
                                                     (Registrant)

                                          By:    /s/ JOANNE PACE
                                             -----------------------------------
                                                Joanne Pace, Controller and
                                                Principal Accounting Officer

Date: July 13, 2001

                                 EXHIBIT INDEX

                       MORGAN STANLEY DEAN WITTER & CO.

                          Quarter Ended May 31, 2001

Exhibit
  No.                                              Description
-------                                            -----------
   10   Summary of Arrangement between the Company and John J. Mack dated as of March 20, 2001.

   11   Computation of earnings per share.

   12   Computation of ratio of earnings to fixed charges.

   15   Letter of awareness from Deloitte & Touche LLP, dated July 10, 2001, concerning unaudited interim financial information.