Form 10-Q
period 2001-08-31
MORGAN STANLEY DEAN WITTER & CO
filed 2001-10-15
CIK 895421

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               -----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from   to

                        Commission file number 1-11758

                       Morgan Stanley Dean Witter & Co.
            (Exact Name of Registrant as Specified in its Charter)

                               -----------------

                 Delaware                      36-3145972
         (State of Incorporation) (I.R.S. Employer Identification No.)

              1585 Broadway
               New York, NY                      10036
          (Address of Principal
            Executive Offices)                 (Zip Code)

      Registrant's telephone number, including area code: (212) 761-4000

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of September 30, 2001 there were 1,096,722,316 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       MORGAN STANLEY DEAN WITTER & CO.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         Quarter Ended August 31, 2001

                                                                                                      Page
                                                                                                      ----
Part I--Financial Information

   Item 1. Financial Statements

       Condensed Consolidated Statements of Financial Condition--August 31, 2001 (unaudited) and
         November 30, 2000...........................................................................   1

       Condensed Consolidated Statements of Income (unaudited)--Three and Nine Months Ended
         August 31, 2001 and August 31, 2000.........................................................   2

       Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three and Nine
         Months Ended August 31, 2001 and August 31, 2000............................................   3

       Condensed Consolidated Statements of Cash Flows (unaudited)--Nine Months Ended August
         31, 2001 and August 31, 2000................................................................   4

       Notes to Condensed Consolidated Financial Statements (unaudited)..............................   5

       Independent Accountants' Report...............................................................  19

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  44

Part II--Other Information

   Item 1. Legal Proceedings.........................................................................  47

   Item 6. Exhibits and Reports on Form 8-K..........................................................  47

                       MORGAN STANLEY DEAN WITTER & CO.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (dollars in millions, except share and per share data)

                                                                                 August 31,  November 30,
                                                                                    2001         2000
                                                                                 ----------- ------------
                                                                                 (unaudited)
                                    ASSETS
Cash and cash equivalents.......................................................  $ 24,166     $ 18,819
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $38,170
 at August 31, 2001 and $41,312 at November 30, 2000)...........................    47,064       48,637
Financial instruments owned:
   U.S. government and agency securities........................................    45,373       28,841
   Other sovereign government obligations.......................................    33,932       24,119
   Corporate and other debt.....................................................    46,974       33,419
   Corporate equities...........................................................    21,015       16,889
   Derivative contracts.........................................................    30,944       27,333
   Physical commodities.........................................................       423          217
Securities purchased under agreements to resell.................................    51,482       50,992
Securities provided as collateral...............................................    13,594        3,563
Securities borrowed.............................................................   124,275      105,231
Receivables:
   Consumer loans (net of allowances of $792 at August 31, 2001 and $783 at
    November 30, 2000)..........................................................    20,199       21,745
   Customers, net...............................................................    21,471       26,015
   Brokers, dealers and clearing organizations..................................     2,051        1,257
   Fees, interest and other.....................................................     6,344        5,447
Office facilities, at cost (less accumulated depreciation and amortization of
 $2,163 at August 31, 2001 and $1,934 at November 30, 2000).....................     3,026        2,685
Aircraft under operating leases (less accumulated depreciation of $415 at
 August 31, 2001 and $257 at November 30, 2000).................................     4,431        3,927
Other assets....................................................................     9,018        7,658
                                                                                  --------     --------
Total assets....................................................................  $505,782     $426,794
                                                                                  ========     ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings................................  $ 26,888     $ 27,754
Deposits........................................................................    12,896       11,930
Financial instruments sold, not yet purchased:
   U.S. government and agency securities........................................    15,052       13,578
   Other sovereign government obligations.......................................    11,698        6,959
   Corporate and other debt.....................................................     8,989        6,772
   Corporate equities...........................................................     9,728       15,091
   Derivative contracts.........................................................    31,661       27,547
   Physical commodities.........................................................     2,071        1,462
Securities sold under agreements to repurchase..................................   140,953       97,230
Obligation to return securities received as collateral..........................    21,555        8,353
Securities loaned...............................................................    34,774       35,211
Payables:
   Customers....................................................................   100,053       94,546
   Brokers, dealers and clearing organizations..................................     2,010        3,072
   Interest and dividends.......................................................     3,014        2,766
Other liabilities and accrued expenses..........................................    13,185       12,731
Long-term borrowings............................................................    49,990       42,051
                                                                                  --------     --------
                                                                                   484,517      407,053
                                                                                  --------     --------
Capital Units...................................................................        66           70
                                                                                  --------     --------
Preferred Securities Issued by Subsidiaries.....................................     1,210          400
                                                                                  --------     --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock..............................................................       345          545
   Common stock ($0.01 par value, 3,500,000,000 shares authorized,
    1,211,685,904 and 1,211,685,904 shares issued and 1,106,317,423 and
    1,107,270,331 shares outstanding at August 31, 2001 and November 30, 2000,
    respectively)...............................................................        12           12
   Paid-in capital..............................................................     3,553        3,377
   Retained earnings............................................................    22,657       20,802
   Employee stock trust.........................................................     2,908        3,042
   Cumulative translation adjustments...........................................      (141)         (91)
   Other comprehensive income...................................................       (87)          --
                                                                                  --------     --------
    Subtotal....................................................................    29,247       27,687
   Note receivable related to ESOP..............................................       (43)         (44)
   Common stock held in treasury, at cost ($0.01 par value, 105,368,481 and
    104,415,573 shares at August 31, 2001 and November 30, 2000)................    (6,307)      (6,024)
   Common stock issued to employee trust........................................    (2,908)      (2,348)
                                                                                  --------     --------
    Total shareholders' equity..................................................    19,989       19,271
                                                                                  --------     --------
Total liabilities and shareholders' equity......................................  $505,782     $426,794
                                                                                  ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (dollars in millions, except share and per share data)

                                                                       Three Months Ended Nine Months Ended
                                                                           August 31,        August 31,
                                                                       ------------------ -----------------
                                                                         2001      2000     2001     2000
                                                                       -------   -------  -------   -------
                                                                          (unaudited)        (unaudited)
Revenues:
Investment banking.................................................... $   789   $ 1,172  $ 2,610   $ 3,877
Principal transactions:
  Trading.............................................................   1,097     1,614    4,852     6,382
  Investments.........................................................     (59)       68     (212)      263
Commissions...........................................................     718       831    2,403     2,787
Fees:
  Asset management, distribution and administration...................   1,020     1,107    3,134     3,185
  Merchant and cardmember.............................................     497       466    1,391     1,368
  Servicing...........................................................     434       424    1,337     1,060
Interest and dividends................................................   5,825     5,897   20,011    15,769
Other.................................................................     110       147      374       330
                                                                       -------   -------  -------   -------
   Total revenues.....................................................  10,431    11,726   35,900    35,021
Interest expense......................................................   4,883     5,242   17,475    13,594
Provision for consumer loan losses....................................     277       175      721       602
                                                                       -------   -------  -------   -------
   Net revenues.......................................................   5,271     6,309   17,704    20,825
                                                                       -------   -------  -------   -------
Non-interest expenses:
  Compensation and benefits...........................................   2,380     2,656    7,973     9,161
  Occupancy and equipment.............................................     227       202      679       551
  Brokerage, clearing and exchange fees...............................     165       147      495       435
  Information processing and communications...........................     402       374    1,211     1,069
  Marketing and business development..................................     409       507    1,362     1,479
  Professional services...............................................     249       293      837       726
  Other...............................................................     281       255      831       802
                                                                       -------   -------  -------   -------
   Total non-interest expenses........................................   4,113     4,434   13,388    14,223
                                                                       -------   -------  -------   -------
Gain on sale of business..............................................      --        35       --        35
                                                                       -------   -------  -------   -------
Income before income taxes, extraordinary item and cumulative effect
 of accounting change.................................................   1,158     1,910    4,316     6,637
Provision for income taxes............................................     423       664    1,576     2,389
                                                                       -------   -------  -------   -------
Income before extraordinary item and cumulative effect of accounting
 change...............................................................     735     1,246    2,740     4,248
Extraordinary item....................................................     (30)       --      (30)       --
Cumulative effect of accounting change................................      --        --      (59)       --
                                                                       -------   -------  -------   -------
Net income............................................................ $   705   $ 1,246  $ 2,651   $ 4,248
                                                                       =======   =======  =======   =======
Preferred stock dividend requirements................................. $     9   $     9  $    27   $    27
                                                                       =======   =======  =======   =======
Earnings applicable to common shares.................................. $   696   $ 1,237  $ 2,624   $ 4,221
                                                                       =======   =======  =======   =======
Earnings per common share:
  Basic before extraordinary item and cumulative effect of accounting
   change............................................................. $  0.67   $  1.14  $  2.49   $  3.87
  Extraordinary item..................................................   (0.03)       --    (0.03)       --
  Cumulative effect of accounting change..............................      --        --    (0.05)       --
                                                                       -------   -------  -------   -------
  Basic............................................................... $  0.64   $  1.14  $  2.41   $  3.87
                                                                       =======   =======  =======   =======
  Diluted before extraordinary item and cumulative effect of
   accounting change.................................................. $  0.65   $  1.09  $  2.41   $  3.70
  Extraordinary item..................................................   (0.03)       --    (0.03)       --
  Cumulative effect of accounting change..............................      --        --    (0.05)       --
                                                                       -------   -------  -------   -------
  Diluted............................................................. $  0.62   $  1.09  $  2.33   $  3.70
                                                                       =======   =======  =======   =======

Average common shares outstanding:
  Basic........................... 1,085,447,127 1,088,218,669 1,089,017,948 1,090,967,941
                                   ============= ============= ============= =============
  Diluted......................... 1,119,301,107 1,137,304,026 1,126,540,440 1,141,272,402
                                   ============= ============= ============= =============

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                           Three Months     Nine Months
                                         Ended August 31, Ended August 31,
                                         ---------------  ---------------
                                          2001     2000    2001     2000
                                         ----     ------  ------   ------
                                           (unaudited)      (unaudited)
Net income ............................. $705     $1,246  $2,651   $4,248
Other comprehensive income, net of tax:
 Foreign currency translation adjustment    1        (17)    (50)     (80)
 Cumulative effect of accounting change.   --         --     (13)      --
 Net change in cash flow hedges.........  (27)        --     (74)      --
                                          ----    ------  ------   ------
Comprehensive income.................... $679     $1,229  $2,514   $4,168
                                          ====    ======  ======   ======



           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                                               Nine Months Ended
                                                                                                  August 31,
                                                                                              ------------------
                                                                                                2001      2000
                                                                                              --------  --------
                                                                                                  (unaudited)
Cash flows from operating activities
Net income................................................................................... $  2,651  $  4,248
 Adjustments to reconcile net income to net cash (used for) provided by operating activities:
   Non-cash charges included in net income:
     Cumulative effect of accounting change..................................................       59        --
     Gain on sale of business................................................................       --       (35)
     Other non-cash charges included in net income...........................................    1,389     1,291
 Changes in assets and liabilities:
   Cash and securities deposited with clearing organizations or segregated under federal
     and other regulations...................................................................    1,573   (16,043)
   Financial instruments owned, net of financial instruments sold, not yet purchased.........  (36,874)      107
   Securities borrowed, net of securities loaned.............................................  (19,481)  (17,133)
   Receivables and other assets..............................................................    1,119    (1,785)
   Payables and other liabilities............................................................    5,236    32,288
                                                                                              --------  --------
Net cash (used for) provided by operating activities.........................................  (44,328)    2,938
                                                                                              --------  --------
Cash flows from investing activities
 Net (payments for) proceeds from:
   Office facilities.........................................................................     (686)     (352)
   Purchase of Quilter Holdings Limited, net of cash acquired................................     (183)       --
   Purchase of Ansett Worldwide, net of cash acquired........................................       --      (199)
   Net principal disbursed on consumer loans.................................................   (6,812)   (8,106)
   Sales of consumer loans...................................................................    7,638     8,707
                                                                                              --------  --------
Net cash (used for) provided by investing activities.........................................      (43)       50
                                                                                              --------  --------
Cash flows from financing activities
 Net repayments of short-term borrowings.....................................................     (866)  (15,534)
 Securities sold under agreements to repurchase, net of securities purchased under
   agreements to resell......................................................................   43,233     8,221
 Net proceeds from:
   Deposits..................................................................................      966     1,057
   Issuance of common stock..................................................................      174       284
   Issuance of put options...................................................................        5        27
   Issuance of long-term borrowings..........................................................   17,772    21,192
   Issuance of Preferred Securities Issued by Subsidiaries...................................      810        --
 Payments for:
   Repurchases of common stock...............................................................   (1,242)   (2,443)
   Repayments of long-term borrowings........................................................  (10,137)  (10,024)
   Redemption of Capital Units...............................................................       (4)     (144)
   Redemption of 7- 3/4% Cumulative Preferred Stock..........................................     (200)       --
   Cash dividends............................................................................     (793)     (694)
                                                                                              --------  --------
Net cash provided by financing activities....................................................   49,718     1,942
                                                                                              --------  --------
Net increase in cash and cash equivalents....................................................    5,347     4,930
Cash and cash equivalents, at beginning of period............................................   18,819    12,325
                                                                                              --------  --------
Cash and cash equivalents, at end of period.................................................. $ 24,166  $ 17,255
                                                                                              ========  ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

  The Company

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel, consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   The condensed consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Morgan Stanley DW Inc. (formerly Dean Witter Reynolds Inc.) ("MSDWI"), Morgan Stanley Investment Advisors Inc. (formerly Morgan Stanley Dean Witter Advisors Inc.) and NOVUS Credit Services Inc.

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

  Securitization Activities

   The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, credit card loans, and other types of financial assets. The Company may retain

                       MORGAN STANLEY DEAN WITTER & CO.

interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using management's best estimates of the key assumptions, including credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. The impact of recognizing the present value of estimated future net servicing revenues as loans are securitized has not been material to the Company's consolidated statements of income. Retained interests in securitized financial assets, other than credit card loans (see Note 3), were not material to the Company's condensed consolidated statement of financial condition at August 31, 2001. For the nine months ended August 31, 2001, cash proceeds from securitizations totaled $23 billion.

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

                       MORGAN STANLEY DEAN WITTER & CO.

Company is in the process of evaluating the impact of the collateral guidelines of SFAS No. 140 on its consolidated financial statements for the fiscal year ending November 30, 2001.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted the provisions of SFAS No. 141 on July 1, 2001.

   SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company plans to early adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2002. The full impact of adoption is yet to be determined, however, annual amortization expense related to goodwill and other intangible assets approximates $100 million.

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

   The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations, and accommodate customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions, customer margin loans and certain derivative transactions. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $348 billion, and the fair value of the portion that has been sold or repledged was $314 billion.

   The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty's rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company's agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending

                       MORGAN STANLEY DEAN WITTER & CO.

activity are collateralized by customer-owned securities held by the Company. For these transactions, the Company's collateral policies significantly limit the Company's credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

   Collateral received under securities financing transactions, such as reverse repurchase agreements, is recognized, together with a corresponding obligation to return the collateral, if the collateral provider does not have the contractual right to substitute collateral or redeem collateral on short notice. Collateral transferred under securities financing transactions, such as repurchase agreements, is reclassified from financial instruments owned to securities provided as collateral if the Company does not have the contractual right to substitute collateral or redeem collateral on short notice. Additionally, as a result of the Company's adoption of SFAS No. 140, effective April 1, 2001 (see "New Accounting Pronouncements"), the Company was required to recognize securities received as collateral (as opposed to cash received as collateral) in certain securities lending transactions in the condensed consolidated statement of financial condition as of August 31, 2001. At August 31, 2001 and November 30, 2000, the Company recorded obligations to return securities received as collateral of $21,555 million and $8,353 million, respectively. The related assets received as collateral were recorded among several captions included in the Company's condensed consolidated statements of financial condition. At August 31, 2001 and November 30, 2000, after giving effect to reclassifications, the net increase in total assets and total liabilities was $19,299 million and $5,515 million, respectively.

   The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

                                           At August 31, 2001
                                          ---------------------
                                          (dollars in millions)
Financial instruments owned category:
   U.S. government and agency securities.        $17,525
   Corporate and other debt..............          2,502
   Corporate equities....................          2,824
                                                 -------
       Total.............................        $22,851
                                                 =======

3. Consumer Loans

   Activity in the allowance for consumer loan losses was as follows (dollars in millions):

                               Three Months     Nine Months
                             Ended August 31, Ended August 31,
                             ---------------  ---------------
                              2001      2000   2001      2000
                             ----      ----   ----      ----
Balance, beginning of period $787      $773   $783      $769
Provision for loan losses...  277       175    721       602
Less deductions:
   Charge-offs..............  301       192    793       677
   Recoveries...............  (29)      (20)   (81)      (82)
                              ----      ----   ----      ----
   Net charge-offs..........  272       172    712       595
                              ----      ----   ----      ----
Balance, end of period...... $792      $776   $792      $776
                              ====      ====   ====      ====

                       MORGAN STANLEY DEAN WITTER & CO.

   Interest accrued on loans subsequently charged off, recorded as a reduction of interest revenue, was $43 million and $124 million in the quarter and nine month period ended August 31, 2001 and $29 million and $92 million in the quarter and nine month period ended August 31, 2000.

   The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At August 31, 2001, the Company had $9.0 billion of retained interests, including $6.7 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with investors' interests in the securitization trust and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

   During the nine months ended August 31, 2001, the Company completed credit card asset securitizations of $7.3 billion. Net securitization gains related to credit card asset securitizations of $77 million were recorded as servicing fees in the Company's condensed consolidated statement of income for the nine months ended August 31, 2001.

   Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine months ended August 31, 2001 were as follows:

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
Discount rate (rate per annum)... 16.50%--17.50%

   Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in millions):

                                                At August 31,
                                                    2001
                                                -------------
Residual Interests (carrying amount/fair value)    $  221
Weighted average life (in months)..............       6.4
Payment rate (rate per month)..................     16.93%
   Impact on fair value of 10% adverse change..    $  (15)
   Impact on fair value of 20% adverse change..    $  (28)
Credit losses (rate per annum).................      5.98%
   Impact on fair value of 10% adverse change..    $  (63)
   Impact on fair value of 20% adverse change..    $ (125)
Discount rate (rate per annum).................     16.50%
   Impact on fair value of 10% adverse change..    $   (3)
   Impact on fair value of 20% adverse change..    $   (6)

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

                       MORGAN STANLEY DEAN WITTER & CO.

sensitivities. In addition, the sensitivity analysis does not consider any corrective action that management may take to mitigate the impact of any adverse changes in the key assumptions.

   The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                                   Nine Months Ended
                                                                                    August 31, 2001
                                                                                   -----------------
Proceeds from new securitizations.................................................       $ 7.3
Proceeds from collections reinvested in previous credit card asset securitizations       $36.7
Contractual servicing fees received...............................................       $ 0.4
Cash flows received from retained interests.......................................       $ 1.1

   The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

                                                                           Nine Months Ended
                                                      At August 31, 2001    August 31, 2001
                                                    ---------------------- ------------------
                                                       Loans      Loans    Average Net Credit
                                                    Outstanding Delinquent  Loans    Losses
                                                    ----------- ---------- ------- ----------
Managed general purpose credit card loans..........    $49.7       $3.1     $49.6     $1.9
Less: Securitized general purpose credit card loans     29.5
                                                       -----
Owned general purpose credit card loans............    $20.2
                                                       =====

4. Long-Term Borrowings

   Long-term borrowings at August 31, 2001 scheduled to mature within one year aggregated $10,603 million.

   During the nine month period ended August 31, 2001, the Company issued senior notes aggregating $17,545 million, including non-U.S. dollar currency notes aggregating $5,727 million. The weighted average coupon interest rate of these notes was 5.24% at August 31, 2001; the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2002, $613 million; 2003, $1,923 million; 2004, $4,113 million;
2005, $988 million; 2006, $5,620 million and thereafter, $4,288 million. In the nine month period ended August 31, 2001, $10,137 million of long-term borrowings were repaid.

   During the quarter ended August 31, 2001, the Company recorded an extraordinary loss of $30 million, net of income taxes, resulting from the early extinguishment of certain long-term borrowings associated with the Company's aircraft financing activities.

5. Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries

   Preferred stock is composed of the following issues:

                                                            Shares Outstanding at        Balance at
                                                           ----------------------- -----------------------
                                                           August 31, November 30, August 31, November 30,
                                                              2001        2000        2001        2000
                                                           ---------- ------------ ---------- ------------
                                                                                    (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock,
  stated value $200 per share............................. 1,725,000   1,725,000      $345        $345
7-3/4% Cumulative Preferred Stock, stated value $200 per
  share...................................................        --   1,000,000        --         200
                                                                                      ----        ----
   Total..................................................                            $345        $545
                                                                                      ====        ====

                       MORGAN STANLEY DEAN WITTER & CO.

   On August 30, 2001, the Company redeemed all 1,000,000 outstanding shares of its 7-3/4% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's 7-3/4% Cumulative Preferred Stock.

   The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of the Capital Units outstanding was $66 million at August 31, 2001. In June 2001, the Company and MSF redeemed $4 million of the Capital Units.

   MSDW Capital Trust I, a Delaware statutory business trust (the "Capital Trust I"), all of the common securities of which are owned by the Company, has $400 million of 7.10% Capital Securities (the "Capital Securities I") outstanding that are guaranteed by the Company. The Capital Trust I issued the Capital Securities I and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

   During the quarter ended August 31, 2001, Morgan Stanley Capital Trust II, a Delaware statutory business trust (the "Capital Trust II"), all of the common securities of which are owned by the Company, issued $810 million of 7-1/4% Capital Securities (the "Capital Securities II"). The Capital Securities II are guaranteed by the Company. The Capital Trust II invested the proceeds in 7-1/4% Junior Subordinated Deferrable Interest Debentures issued by the Company,which are due July 31, 2031.

6. Common Stock and Shareholders' Equity

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $4,640 million at August 31, 2001, which exceeded the amount required by $3,949 million. MSDWI's net capital totaled $1,048 million at August 31, 2001, which exceeded the amount required by $918 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Securities and Futures Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At August 31, 2001, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

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

                       MORGAN STANLEY DEAN WITTER & CO.

   The Company repurchased approximately 18 million and 32 million shares of its common stock during the nine month periods ended August 31, 2001 and August 31, 2000, respectively.

7. Earnings per Share

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                          Three Months     Nine Months
                                                                              Ended           Ended
                                                                           August 31,      August 31,
                                                                         --------------  --------------
                                                                          2001    2000    2001    2000
                                                                         ------  ------  ------  ------
Basic EPS:
   Income before extraordinary item and cumulative effect of accounting change............................................................. $  735  $1,246  $2,740  $4,248
   Extraordinary item...................................................    (30)     --     (30)     --
   Cumulative effect of accounting change...............................     --      --     (59)     --
   Preferred stock dividend requirements................................     (9)     (9)    (27)    (27)
                                                                         ------  ------  ------  ------
   Net income available to common shareholders.......................... $  696  $1,237  $2,624  $4,221
                                                                         ======  ======  ======  ======
   Weighted-average common shares outstanding...........................  1,085   1,088   1,089   1,091
                                                                         ======  ======  ======  ======
   Basic EPS before extraordinary item and cumulative effect of accounting change.................................................. $ 0.67  $ 1.14  $ 2.49  $ 3.87
   Extraordinary item...................................................  (0.03)     --   (0.03)     --
   Cumulative effect of accounting change...............................     --      --   (0.05)     --
                                                                         ------  ------  ------  ------
Basic EPS............................................................... $ 0.64  $ 1.14  $ 2.41  $ 3.87
                                                                         ======  ======  ======  ======

                       MORGAN STANLEY DEAN WITTER & CO.

                                                                          Three Months     Nine Months
                                                                              Ended           Ended
                                                                           August 31,      August 31,
                                                                         --------------  --------------
                                                                          2001    2000    2001    2000
                                                                         ------  ------  ------  ------
Diluted EPS:
   Income before extraordinary item and cumulative effect of accounting change............................................................. $  735  $1,246  $2,740  $4,248
   Extraordinary item...................................................    (30)     --     (30)     --
   Cumulative effect of accounting change...............................     --      --     (59)     --
   Preferred stock dividend requirements................................     (9)     (9)    (27)    (27)
                                                                         ------  ------  ------  ------
   Net income available to common shareholders.......................... $  696  $1,237  $2,624  $4,221
                                                                         ======  ======  ======  ======
   Weighted-average common shares outstanding...........................  1,085   1,088   1,089   1,091
   Effect of dilutive securities:
       Stock options....................................................     33      49      37      48
       Convertible debt.................................................      1      --       1      --
       ESOP convertible preferred stock.................................     --      --      --       2
                                                                         ------  ------  ------  ------
   Weighted-average common shares outstanding and common stock
     equivalents........................................................  1,119   1,137   1,127   1,141
                                                                         ======  ======  ======  ======
   Diluted EPS before extraordinary item and cumulative effect of accounting change.................................................. $ 0.65  $ 1.09  $ 2.41  $ 3.70
   Extraordinary item...................................................  (0.03)     --   (0.03)     --
   Cumulative effect of accounting change...............................     --      --   (0.05)     --
                                                                         ------  ------  ------  ------
Diluted EPS............................................................. $ 0.62  $ 1.09  $ 2.33  $ 3.70
                                                                         ======  ======  ======  ======

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

   At August 31, 2001 and November 30, 2000, the Company had approximately $4.0 billion and $6.1 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

                       MORGAN STANLEY DEAN WITTER & CO.

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

   The credit quality of the Company's trading-related derivatives at August 31, 2001 and November 30, 2000 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:

                                                                                     Collateralized   Other
                                                                                          Non-         Non-
                                                                                       Investment   Investment
                                                      AAA      AA      A      BBB        Grade        Grade     Total
                                                     ------  ------  ------  ------  -------------- ---------- -------
                                                                           (dollars in millions)
At August 31, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $3,260  $5,081  $5,025  $1,243      $  894       $1,062   $16,565
Foreign exchange forward contracts and options......    106     755   1,701     255          --          530     3,347
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,454   1,031     757     151       1,388          287     5,068
Commodity forwards, options and swaps...............    425     875   1,499   1,514         210        1,193     5,716
Mortgage-backed securities forward contracts, swaps
 and options........................................     23      75      50      33          --           67       248
                                                     ------  ------  ------  ------      ------       ------   -------
   Total............................................ $5,268  $7,817  $9,032  $3,196      $2,492       $3,139   $30,944
                                                     ======  ======  ======  ======      ======       ======   =======
Percent of total....................................     17%     25%     29%     11%          8%          10%      100%
                                                     ======  ======  ======  ======      ======       ======   =======
At November 30, 2000
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $1,649  $3,964  $3,336  $1,113      $  150       $  396   $10,608
Foreign exchange forward contracts and options......    112     909   1,144     111          --          195     2,471
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,774   2,172     910     169       1,840          320     7,185
Commodity forwards, options and swaps...............    222   1,450   2,139   1,485         337        1,289     6,922
Mortgage-backed securities forward contracts, swaps
 and options........................................     43      48      38      15          --            3       147
                                                     ------  ------  ------  ------      ------       ------   -------
   Total............................................ $3,800  $8,543  $7,567  $2,893      $2,327       $2,203   $27,333
                                                     ======  ======  ======  ======      ======       ======   =======
Percent of total....................................     14%     31%     28%     11%          8%           8%      100%
                                                     ======  ======  ======  ======      ======       ======   =======

                       MORGAN STANLEY DEAN WITTER & CO.

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

   The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investment activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel, consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover Card, the Discover Platinum Card, the Morgan Stanley Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

                                                      Investment  Credit
Three Months Ended August 31, 2001         Securities Management Services Total
----------------------------------         ---------- ---------- -------- ------
                                                   (dollars in millions)
All other net revenues....................   $3,083      $589     $  657  $4,329
Net interest..............................      557        14        371     942
                                             ------      ----     ------  ------
Net revenues..............................   $3,640      $603     $1,028  $5,271
                                             ======      ====     ======  ======

Income before taxes and extraordinary item   $  629      $211     $  318  $1,158
Provision for income taxes................      215        86        122     423
                                             ------      ----     ------  ------
Income before extraordinary item..........      414       125        196     735
Extraordinary item........................      (30)       --         --     (30)
                                             ------      ----     ------  ------
Net income................................   $  384      $125     $  196  $  705
                                             ======      ====     ======  ======

                       MORGAN STANLEY DEAN WITTER & CO.


                                                                         Investment  Credit
Three Months Ended August 31, 2000(1)                         Securities Management Services  Total
-------------------------------------                         ---------- ---------- -------- -------
                                                                       (dollars in millions)
All other net revenues.......................................  $ 4,270     $  669    $  715  $ 5,654
Net interest.................................................      276         18       361      655
                                                               -------     ------    ------  -------
Net revenues.................................................  $ 4,546     $  687    $1,076  $ 6,309
                                                               =======     ======    ======  =======
Gain on sale of business.....................................       --     $   35        --  $    35
                                                               =======     ======    ======  =======

Income before taxes .........................................  $ 1,230     $  325    $  355  $ 1,910
Provision for income taxes ..................................      407        129       128      664
                                                               -------     ------    ------  -------
Net income...................................................  $   823     $  196    $  227  $ 1,246
                                                               =======     ======    ======  =======

                                                                         Investment  Credit
Nine Months Ended August 31, 2001                             Securities Management Services  Total
---------------------------------                             ---------- ---------- -------- -------
                                                                       (dollars in millions)
All other net revenues.......................................  $11,344     $1,814    $2,010  $15,168
Net interest.................................................    1,450         50     1,036    2,536
                                                               -------     ------    ------  -------
Net revenues.................................................  $12,794     $1,864    $3,046  $17,704
                                                               =======     ======    ======  =======

Income before income taxes, extraordinary item and cumulative
  effect of accounting change................................  $ 2,817     $  671    $  828    4,316
Provision for income taxes...................................      984        273       319    1,576
                                                               -------     ------    ------  -------
Income before extraordinary item and cumulative effect of
  accounting change..........................................    1,833        398       509    2,740
Extraordinary item...........................................      (30)        --        --      (30)
Cumulative effect of accounting change.......................      (46)        --       (13)     (59)
                                                               -------     ------    ------  -------
Net income...................................................  $ 1,757     $  398    $  496  $ 2,651
                                                               =======     ======    ======  =======

                                                                         Investment  Credit
Nine Months Ended August 31, 2000(1)                          Securities Management Services  Total
------------------------------------                          ---------- ---------- -------- -------
                                                                       (dollars in millions)
All other net revenues.......................................  $14,856     $1,968    $1,826  $18,650
Net interest.................................................      978         48     1,149    2,175
                                                               -------     ------    ------  -------
Net revenues.................................................  $15,834     $2,016    $2,975  $20,825
                                                               =======     ======    ======  =======
Gain on sale of business.....................................  $    --     $   35    $   --  $    35
                                                               =======     ======    ======  =======

Income before taxes..........................................  $ 4,849     $  861    $  927  $ 6,637
Provision for income taxes...................................    1,692        348       349    2,389
                                                               -------     ------    ------  -------
Net income...................................................  $ 3,157     $  513    $  578  $ 4,248
                                                               =======     ======    ======  =======

                       MORGAN STANLEY DEAN WITTER & CO.


                                          Investment  Credit
          Total Assets(2)      Securities Management Services  Total
          ---------------      ---------- ---------- -------- --------
                                        (dollars in millions)
          August 31, 2001.....  $475,874    $4,921   $24,987  $505,782
                                ========    ======   =======  ========
          November 30, 2000(1)  $395,026    $4,872   $26,896  $426,794
                                ========    ======   =======  ========

--------
(1)Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"). Previously, the Company had included MSDWCC's results within its Securities business segment. In addition, the operating results of the Investment Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services business. Previously, such revenues and expenses were included within the Company's Securities business segment. The selected financial information for all periods presented have been restated to reflect these changes.
(2)Corporate assets have been fully allocated to the Company's business segments.

11. Business Acquisition and Disposition

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

12. Subsequent Event: Terrorist Attacks

   On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company's employees were located, and the temporary closing of the debt and equity financial markets in the U.S.

   Through the implementation of its business recovery plans, the Company has relocated the majority of its displaced employees to other facilities, and has conducted its sales and trading activities in debt and equity products since the markets were reopened. The Company is in the process of evaluating the costs that it will incur as a result of the terrorist attacks, a portion of which it expects to recover through its insurance policies.

   The attacks had an immediate adverse impact on global economies, financial markets and certain industries, including the global aircraft industry. The Company currently believes these conditions could have an adverse impact on its results of operations, including the results of its aircraft financing business. In addition to the immediate impact, there is much uncertainty regarding the potential long-term impact of these attacks. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies and financial markets.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of August 31, 2001, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended August 31, 2001 and 2000, and condensed consolidated statements of cash flows for the nine month periods ended August 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

New York, New York
October 10, 2001

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; merger, acquisition, restructuring, real estate, project finance and other corporate finance advisory activities; full-service brokerage and financial advisory services; sales, trading, financing and market-making in equity and fixed income securities, foreign exchange and commodities, and derivatives; and private equity and other principal investing activities. The Company's Investment Management business provides global asset management products and services to individual and institutional investors through three principal distribution channels: the Company's financial advisors; a non-proprietary channel consisting of broker-dealers, banks and financial planners; and the Company's proprietary institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Card, the Discover Platinum Card, the Morgan Stanley(TM) Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

Results of Operations*

  Certain Factors Affecting Results of Operations

   The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events (such as the use of the Internet to conduct electronic commerce and the development of electronic communications trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative, legal and regulatory developments (see also "Results of Operations--Subsequent Event: Terrorist Attacks"). Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

   The Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Investment Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact overall Credit Services results.

   The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Securities business are the quality of its professionals
--------
*This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's business that could affect the matters referred to in such statements.

and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Investment Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

   In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally. The financial services industry also has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the passage of the Gramm-Leach-Bliley Act in the U.S. has allowed commercial banks, securities firms and insurance firms to affiliate, which has accelerated consolidation and may lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms. The Company has also experienced competition for qualified employees. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

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

  Global Market and Economic Conditions in the Quarter Ended August 31, 2001

   The overall weakness in global market and economic conditions that characterized the first half of fiscal 2001 worsened during the quarter ended August 31, 2001, which contributed to the decline in the Company's net revenues and net income as compared to the quarter ended August 31, 2000.

   In the U.S., market and economic conditions were generally difficult during the quarter. Although the level of consumer spending remained steady, the rate of U.S. economic growth continued to slow, primarily reflecting lower levels of corporate investment and production. The reduced economic activity, coupled with lower corporate earnings and uncertainty about future business prospects, led to higher levels of unemployment and decreased consumer confidence. These conditions, as well as the reduction in the level of overall global economic activity, continued to exert pressure on the U.S. equity markets. As a result, the Federal Reserve Board (the "Fed") continued its aggressive easing of interest rates in order to stimulate economic activity and prevent the U.S. economy from slipping into recession. During the quarter ended August 31, 2001, the Fed lowered the overnight lending rate by 0.25% on two separate occasions, and also lowered the discount rate by an aggregate of 0.5%. During the nine month period ended August 31, 2001, the Fed has lowered both the overnight lending rate and the discount rate by an aggregate of 3.0%. Subsequent to quarter end, the Fed lowered the overnight lending rate and the discount rate by an additional 0.5% in both September 2001 and October 2001. This series of interest rate cuts represents one of the most intensive easings of monetary policy on record.

   In Europe, economic growth also remained sluggish during the quarter ended August 31, 2001, reflecting lower levels of employment and industrial production. As a result of increasing indications of slowing economic growth within the European Union, particularly in Germany, coupled with the impact of the overall slowdown in global economic activity, the European Central Bank (the "ECB") lowered the benchmark interest rate within the European Union by 0.25% in August 2001. Subsequent to quarter end, the ECB lowered the benchmark interest rate by an additional 0.5% in September 2001. In the U.K., indications of slowing global economic activity and weakened domestic demand and investment growth prompted the Bank of England to lower the benchmark interest rate by 0.25% in August 2001. Subsequent to quarter end, the Bank of England lowered the benchmark interest rate by an additional 0.25% in both September 2001 and October 2001. At the end of the quarter, there remained much uncertainty as to the European region's future growth prospects in light of slower U.S. economic performance and a weakened global economy.

   Economic and market conditions continued to be weak in the Far East during the third quarter of fiscal 2001. In Japan, financial markets continued to be adversely impacted by lingering concerns about the nation's banking system, its growing budget deficit and slow rate of economic growth. Japan's economic recovery has been slowed due to the deceleration of global economic growth, which has negatively impacted the level of exports, industrial production, corporate earnings and consumption. As a result, the Bank of Japan lowered the official discount rate on two occasions during the first quarter of fiscal 2001. Subsequent to quarter end, the Bank of Japan lowered the official discount rate by an additional 0.15% in September 2001. Conditions elsewhere in the Far East were also difficult during the quarter, as the region's levels of exports and production continued to be adversely impacted by the overall decline in global economic activity.

   The difficult market and economic conditions that characterized the first nine months of fiscal 2001, including lower levels of investment banking activity and retail investor participation in the financial markets, have further deteriorated thus far in the fourth fiscal quarter. Retail sales volumes and consumer spending have also weakened. Such conditions have been exacerbated by the terrorist attacks on the U.S. that occurred on September 11, 2001 (see "Results of Operations--Subsequent Event: Terrorist Attacks"). It is currently not clear when these market and economic conditions will improve.

  Results of the Company for the Quarter and Nine Month Period ended August 31, 2001

   The Company's net income in the quarter and nine month period ended August 31, 2001 was $705 million and $2,651 million, respectively, a decrease of 43% and 38% from the comparable periods of fiscal 2000. The Company's net income for the quarter and nine month period ended August 31, 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. The Company's net income for the nine month period ended August 31, 2001 also included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding the extraordinary item, the Company's net income for the quarter ended August 31, 2001 was $735 million, a decrease of 41% from the comparable period of fiscal 2000. Excluding the extraordinary item and the cumulative effect of the accounting change, the Company's net income for the nine month period ended August 31, 2001 was $2,740 million, a decrease of 35% from the comparable period of fiscal 2000.

   Diluted earnings per common share were $0.62 and $2.33 in the quarter and nine month period ended August 31, 2001, respectively, as compared to $1.09 and $3.70 in the quarter and nine month period ended August 31, 2000. Excluding the extraordinary loss, the Company's diluted earnings per share for the quarter ended August 31, 2001 was $0.65. Excluding the extraordinary loss and the cumulative effect of the accounting change, the Company's diluted earnings per share for the nine month period ended August 31, 2001 was $2.41. The Company's annualized return on common equity (excluding the extraordinary loss and the cumulative effect of the accounting change) for the quarter and nine month period ended August 31, 2001 was 14.9% and 18.8% as compared to 27.6% and 32.2% in the comparable prior year periods.

   The decreases in net income in both the quarter and nine month period ended August 31, 2001 were primarily attributable to the Company's Securities business, reflecting lower investment banking, principal trading and commission revenues. The decrease in net income for both periods also reflected principal investment losses in fiscal 2001 as compared to principal investment gains in the comparable periods of fiscal 2000, as well as lower net income from the Company's Investment Management and Credit Services businesses.

   At August 31, 2001, the Company had approximately 62,000 employees worldwide, an increase of 3% from August 31, 2000. The Company has incurred incremental compensation and non-compensation expenses for these additional employees. In light of the weakened global economy, the Company is seeking to balance cost control with investment spending.

  Business Acquisition and Disposition

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

  Subsequent Event: Terrorist Attacks

   On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company's employees were located, and the temporary closing of the debt and equity financial markets in the U.S.

   Through the implementation of its business recovery plans, the Company has relocated the majority of its displaced employees to other facilities, and has conducted its sales and trading activities in debt and equity products since the markets were reopened. The Company is in the process of evaluating the costs that it will incur as a result of the terrorist attacks, a portion of which it expects to recover through its insurance policies.

   The attacks had an immediate adverse impact on global economies, financial markets and certain industries, including the global aircraft industry. The Company currently believes these conditions could have an adverse impact on its results of operations, including the results of its aircraft financing business. In addition to the immediate impact, there is much uncertainty regarding the potential long-term impact of these attacks. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies and financial markets.

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

                                  Securities

Statements of Income (dollars in millions)

                                                                          Three Months   Nine Months Ended
                                                                        Ended August 31,    August 31,
                                                                        ---------------- -----------------
                                                                         2001     2000     2001     2000
                                                                        ------   ------  -------   -------
                                                                          (unaudited)       (unaudited)
Revenues:
   Investment banking.................................................. $  777   $1,145  $ 2,564   $ 3,773
   Principal transactions:
       Trading.........................................................  1,097    1,614    4,852     6,382
       Investments.....................................................    (58)      55     (211)      236
   Commissions.........................................................    709      822    2,376     2,756
   Asset management, distribution and administration fees..............    458      492    1,414     1,401
   Interest and dividends..............................................  5,135    5,190   17,953    13,522
   Other...............................................................    100      142      349       308
                                                                        ------   ------  -------   -------
       Total revenues..................................................  8,218    9,460   29,297    28,378
   Interest expense....................................................  4,578    4,914   16,503    12,544
                                                                        ------   ------  -------   -------
       Net revenues....................................................  3,640    4,546   12,794    15,834
                                                                        ------   ------  -------   -------
Non-interest expenses:
   Compensation and benefits...........................................  1,993    2,280    6,791     8,066
   Occupancy and equipment.............................................    182      160      545       431
   Brokerage, clearing and exchange fees...............................    123      109      367       321
   Information processing and communications...........................    255      238      776       683
   Marketing and business development..................................    113      169      388       498
   Professional services...............................................    182      220      613       522
   Other...............................................................    163      140      497       464
                                                                        ------   ------  -------   -------
       Total non-interest expenses.....................................  3,011    3,316    9,977    10,985
                                                                        ------   ------  -------   -------
Income before income taxes, extraordinary item and cumulative effect of
  accounting change....................................................    629    1,230    2,817     4,849
Provision for income taxes.............................................    215      407      984     1,692
                                                                        ------   ------  -------   -------
Income before extraordinary item and cumulative effect of accounting
  change...............................................................    414      823    1,833     3,157
Extraordinary item.....................................................    (30)      --      (30)       --
Cumulative effect of accounting change.................................     --       --      (46)       --
                                                                        ------   ------  -------   -------
       Net income...................................................... $  384   $  823  $ 1,757   $ 3,157
                                                                        ======   ======  =======   =======

   Securities net revenues were $3,640 million and $12,794 million in the quarter and nine month period ended August 31, 2001, a decrease of 20% and 19% from the comparable periods of fiscal 2000. Securities net income for the quarter and nine month period ended August 31, 2001 was $384 million and $1,757 million, a decrease of 53% and 44% from the comparable periods of fiscal 2000. Securities net income for the quarter and nine month period ended August 31, 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. Securities net income for the nine month period ended August 31, 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the extraordinary loss, Securities net income for the quarter ended August 31, 2001 was $414 million, a decrease of 50% from the comparable period of fiscal 2000. Excluding the extraordinary loss and the cumulative effect of the accounting change, Securities net income for the nine month period ended August 31, 2001 was $1,833 million, a decrease of 42% from the comparable period of fiscal 2000. The decreases in net revenues and net income in both periods were primarily attributable to lower revenues from the Company's investment banking, institutional sales and trading and individual securities activities, partially offset by lower levels of incentive-based compensation expenses. The decreases in net revenues and net income for both periods also reflected principal investment losses in fiscal 2001 as compared to principal investment gains in fiscal 2000.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 2001 decreased 32% from the comparable period of fiscal 2000. The decrease was primarily due to lower revenues from equity underwriting transactions and merger, acquisition and restructuring activities.

   Revenues from merger, acquisition and restructuring activities decreased 30% to $360 million in the quarter ended August 31, 2001 from the comparable period of fiscal 2000. The Company's revenues generally reflected merger and acquisition transactions that were announced in prior periods but were completed during the quarter. The global market for such transactions continued to be negatively affected by the difficult global economic conditions and uncertainty in the global financial markets. The sharp decline in the volume of merger and acquisition transaction activity continued to be significant across many industries and geographic locations. The reduction in the number of announced merger and acquisition transactions in the quarter ended August 31, 2001, along with the reduced deal size of those transactions, will likely have a negative impact on the level of the Company's revenues from merger, acquisition and restructuring activities in future periods.

   Revenues from equity and fixed income underwriting transactions decreased 34% to $417 million in the quarter ended August 31, 2001 from the comparable period of fiscal 2000.

   Equity underwriting revenues in the quarter ended August 31, 2001 decreased, primarily reflecting a significantly lower volume of equity offerings that occurred during the quarter. The volume of equity underwriting transactions continued to be adversely affected by uncertainty in the global equity markets, particularly in the technology and telecommunications sectors. Given current economic and market conditions, it is uncertain at what pace transactions will be announced and completed in future periods.

   Fixed income underwriting revenues increased modestly in the quarter ended August 31, 2001. The volume of fixed income underwriting transactions generally remained strong during the quarter, as many issuers took advantage of the relatively low global interest rate environment, particularly in the U.S.

   Investment banking revenues in the nine month period ended August 31, 2001 decreased 32% from the comparable period of fiscal 2000. The decrease was attributable to lower revenues from merger, acquisition and restructuring activities and equity underwriting transactions, reflecting significantly lower levels of transaction volume. Such decreases were partially offset by higher revenues from investment grade debt underwritings, reflecting increased transaction volume as issuers sought to take advantage of a generally favorable interest rate environment.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on securities held for resale. Decisions relating to principal transactions in securities are based on an overall review of the aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 32% in the quarter ended August 31, 2001 from the comparable period of fiscal 2000. The decrease primarily reflected lower levels of equity trading revenues.

   Equity trading revenues decreased in the quarter ended August 31, 2001, primarily reflecting lower revenues from trading cash and derivative equity products. Despite higher customer trading volumes in both listed and over-the-counter securities, conditions in the equity markets were generally less favorable in comparison to the third quarter of fiscal 2000, primarily in the U.S. and in Europe. In particular, the level of market volatility was significantly lower in the third quarter of fiscal 2001 as compared to the prior year. The decline in equity trading revenues also reflected lower new issue volume, increased margin pressure resulting from the decimalization of equity securities and lower revenues from certain proprietary trading activities.

   Fixed income trading revenues increased during the quarter ended August 31, 2001, reflecting higher revenues from trading investment grade and government fixed income securities, partially offset by lower revenues from interest rate swaps trading. Revenues from trading investment grade and government fixed income securities benefited from a generally favorable interest rate environment, higher trading volumes and market liquidity, partially reflecting the Fed's interest rate actions during the quarter. Commodity trading revenues increased in the quarter ended August 31, 2001 as compared to the prior year period, primarily driven by higher revenues from electricity and natural gas trading. Electricity and natural gas prices generally declined during the quarter, reflecting lower demand due to relatively mild weather conditions across much of the U.S. Foreign exchange trading revenues increased in the quarter ended August 31, 2001 as compared to the prior year period. The increase was primarily due to higher levels of customer trading volumes and volatility in the foreign exchange markets.

   Principal transaction investment losses aggregating $58 million were recorded in the quarter ended August 31, 2001, as compared to gains of $55 million in the quarter ended August 31, 2000. Fiscal 2001's results included unrealized losses in certain of the Company's principal investments, primarily reflecting markdowns of non-publicly traded investments. Fiscal 2000's results primarily reflected net gains from certain of the Company's principal investments.

   Principal transaction trading revenues decreased 24% in the nine month period ended August 31, 2001 from the comparable period of fiscal 2000, primarily reflecting a decline in equity trading revenues partially offset by higher fixed income and commodity trading revenues. The decrease in equity trading revenues from the record levels achieved in the comparable period of fiscal 2000 reflected lower revenues from trading both cash and derivative equity products due to lower levels of market volatility and new issue volume. Fixed income trading revenues increased, primarily reflecting higher revenues from investment grade and government fixed income securities, partially offset by lower revenues from trading interest rate swap and global high-yield fixed income securities. Commodity trading revenues increased, primarily due to higher revenues from electricity trading. Foreign exchange trading revenues increased due to higher levels of customer trading volumes and volatility in the foreign exchange markets.

   Principal transaction investment losses aggregating $211 million were recognized in the nine month period ended August 31, 2001 as compared to gains of $236 million in the nine month period ended August 31, 2000. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors. Fiscal 2000's results primarily reflected net gains from certain of the Company's private equity and venture capital investments, including Commerce One, Inc.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 14% in both the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The decline in both periods was primarily related to lower commission revenues in the U.S., reflecting a significant decline in the level of retail investor participation in the equity markets as compared to the prior year periods. The decline in the nine month period was partially offset by higher institutional commissions from markets in Europe, benefiting from higher trading volumes.

  Net Interest

   Interest and dividend revenues and expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and expense are integral components of trading activity. In assessing the profitability of its trading activities, the Company views net interest and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities and thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues increased 102% and 48% in the quarter and nine-month period ended August 31, 2001 from the comparable periods of fiscal 2000. The increase in both the quarter and the nine month period reflect the level and mix of interest earning assets and interest bearing liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The increase in both the quarter and nine month period was primarily due to certain trading strategies utilized in the Company's institutional securities business, partially offset by a decrease in the net interest revenues from brokerage services provided to both institutional and individual customers, including a decrease in the level of customer margin loans.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's ICS business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's ichoice (SM) service and technology platform.

   Asset management, distribution and administration revenues decreased 7% in the quarter and increased 1% in the nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The decrease in the quarter reflected lower 12b-1 fees from promoting and distributing mutual funds and lower revenues from individual investors electing fee-based pricing. The increase in the nine month period primarily reflected higher revenues from investment management services associated with the ICS business, and increased revenues from individual investors electing fee-based pricing.

  Non-Interest Expenses

   Total non-interest expenses decreased 9% in both the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. Compensation and benefits expense decreased 13% and 16% in the quarter and nine month period ended August 31, 2001, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased 2% in the quarter and increased 9% in nine month period ended August 31, 2001. Occupancy and equipment expense increased 14% and 26% in the quarter and nine month period ended August 31, 2001, primarily due to increased office space in New York and London as well as additional rent associated with new individual securities branches in the U.S. Brokerage, clearing and exchange fees increased 13% in the quarter and 14% in the nine month period ended August 31, 2001, primarily reflecting higher brokerage and clearing costs due to increased institutional global securities trading volume, particularly in Europe and the U.S. Information processing and communications expense increased 7% and 14% in the quarter and nine month period ended August 31, 2001, primarily due to increased costs associated with the Company's information processing infrastructure, including data processing, equipment upgrades and maintenance, telecommunication costs and market data services. A higher number of employees utilizing information technology, communications systems and certain data services also contributed to the increase. Marketing and business development expense decreased 33% and 22% in the quarter and nine month period ended August 31, 2001, primarily reflecting lower advertising expenses in both the institutional and individual securities businesses. In both periods, a lower level of travel and entertainment costs also contributed to the decrease. Professional services expense decreased 17% and increased 17% in the quarter and nine month period ended August 31, 2001. The decrease in the quarter primarily reflected lower consulting costs associated with certain strategic initiatives, including e-commerce, coupled with lower employment hiring fees. The decrease in the quarter was partially offset by higher professional fees associated with the individual securities business. The increase in the nine month period primarily reflected higher legal and temporary staffing costs. Other expenses increased 16% and 7% in the quarter and nine month period ended August 31, 2001, reflecting higher operating expenses, including certain expenses associated with the Company's aircraft financing business.

                             Investment Management

Statements of Income (dollars in millions)

                                                             Three Months     Nine Months
                                                           Ended August 31, Ended August 31,
                                                           ---------------- ----------------
                                                            2001     2000    2001     2000
                                                           ----     ----    ------   ------
                                                             (unaudited)      (unaudited)
Revenues:
   Investment banking..................................... $ 12     $ 27    $   46   $  104
   Principal transactions:
       Investments........................................   (1)      13        (1)      27
   Commissions............................................    9        9        27       31
   Asset management, distribution and administration fees.  562      615     1,720    1,784
   Interest and dividends.................................   16       20        58       54
   Other..................................................    7        5        22       22
                                                            ----     ----   ------   ------
       Total revenues.....................................  605      689     1,872    2,022
   Interest expense.......................................    2        2         8        6
                                                            ----     ----   ------   ------
       Net revenues.......................................  603      687     1,864    2,016
                                                            ----     ----   ------   ------
Non-interest expenses:
   Compensation and benefits..............................  205      204       624      619
   Occupancy and equipment................................   26       25        78       72
   Brokerage, clearing and exchange fees..................   42       38       128      114
   Information processing and communications..............   29       23        79       66
   Marketing and business development.....................   35       43       112      124
   Professional services..................................   22       26        82       75
   Other..................................................   33       38        90      120
                                                            ----     ----   ------   ------
       Total non-interest expenses........................  392      397     1,193    1,190
                                                            ----     ----   ------   ------
Gain on sale of business..................................   --       35        --       35
                                                            ----     ----   ------   ------
Income before income taxes................................  211      325       671      861
Provision for income taxes................................   86      129       273      348
                                                            ----     ----   ------   ------
       Net income......................................... $125     $196    $  398   $  513
                                                            ====     ====   ======   ======

   Investment Management net revenues were $603 million and $1,864 million in the quarter and nine month period ended August 31, 2001, a decrease of 12% and 8% from the comparable periods of fiscal 2000. Investment Management net income was $125 million and $398 million in the quarter and nine month period ended August 31, 2001, a decrease of 36% and 22% from the comparable periods of fiscal 2000. Net income for the quarter and nine month period ended August 31, 2000 included a net gain of $21 million from the sale of the Company's Global Custody business (see "Results of Operations - Business Acquisition and Disposition").

   The decreases in net revenues and net income in both periods primarily reflected lower asset management, distribution and administration fees and investment banking revenues.

  Investment Banking

   Investment Management generates investment banking revenues primarily from the underwriting of unit investment trust products. Investment banking revenues decreased 56% in both the quarter and nine month period ended August 31, 2001 from the comparable prior year periods, primarily reflecting a lower volume of equity-related unit investment trust underwriting transactions.

  Principal Transactions

   Investment Management primarily generates principal transaction revenues from the Company's net gains on capital investments in certain of its funds and other investments.

   In both the quarter and nine month period ended August 31, 2001, principal transaction investment revenues primarily consisted of net losses from the Company's capital investments in certain of its funds.

  Commissions

   Investment Management generates commission revenues primarily from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues.

   Commission revenues for the quarter ended August 31, 2001 were unchanged from the comparable prior year period. Commission revenues decreased 13% in the nine month period ended August 31, 2001 from the comparable period of fiscal 2000, primarily reflecting lower levels of transaction volume and allocated commission revenues.

  Net Interest

   Investment Management generates net interest revenues from investment positions as well as from certain allocated interest revenues and expenses.

   Net interest revenues decreased 22% in the quarter ended August 31, 2001 from the comparable period of fiscal 2000, primarily reflecting lower net interest revenues from investment positions, generally attributable to a lower interest rate environment in fiscal 2001. Net interest revenues increased 4% in the nine month period ended August 31, 2001, reflecting higher net revenues from higher levels of interest earning assets, coupled with a higher level of allocated net interest revenues. The increase in the nine month period was partially offset by lower net interest revenues from investment positions.

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

   In the quarter and nine month period ended August 31, 2001, asset management, distribution and administration fees decreased 9% and 4% from the comparable periods of fiscal 2000. In both periods, the decrease in revenues primarily reflected lower fund management fees and other revenues resulting from a lower level of average assets under management or supervision. This decrease also reflected a less favorable asset mix, as the difficult market conditions that have existed during the first nine months of fiscal 2001 have resulted in a shift of customer assets from equity products, which typically generate higher management fees, to money market products, which generate lower fees.

   As of August 31, 2001, assets under management or supervision decreased $73 billion from August 31, 2000. Virtually all of the decrease was attributable to market depreciation, reflecting the substantial declines in many global financial markets that have occurred during the first nine months of fiscal 2001.

   The Company's customer assets under management or supervision were as follows:

                                                                    At August 31,
                                                                    -------------
                                                                     2001   2000
                                                                    ----   ----
                                                                     (dollars in
                                                                      billions)
Products offered primarily to individuals:
   Mutual funds:
       Equity...................................................... $ 85   $122
       Fixed income................................................   41     49
       Money markets...............................................   65     55
                                                                     ----   ----
          Total mutual funds.......................................  191    226
                                                                     ----   ----
   ICS assets......................................................   31     34
   Separate accounts, unit investment trust and other arrangements.   70     85
                                                                     ----   ----
          Total individual.........................................  292    345
                                                                     ----   ----
Products offered primarily to institutional clients:
   Mutual funds....................................................   38     38
   Separate accounts, pooled vehicle and other arrangements........  141    161
                                                                     ----   ----
          Total institutional......................................  179    199
                                                                     ----   ----
Total assets under management or supervision(1).................... $471   $544
                                                                     ====   ====

--------
(1)Revenues and expenses associated with certain assets are included in the Company's Securities segment.

  Non-Interest Expenses

   Investment Management's non-interest expenses decreased 1% in the quarter ended August 31, 2001 from the quarter ended August 31, 2000. Investment Management's non-interest expenses for the nine months ended August 31, 2001 were relatively unchanged from the comparable prior year period. Compensation and benefits expense in the quarter ended August 31, 2001 was comparable to the prior year period. Compensation and benefits expense increased 1% in the nine month period ended August 31, 2001, reflecting higher compensation costs due to integration-related severance costs, partially offset by lower levels of incentive-based compensation and employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 3% in the quarter and were relatively unchanged in the nine months ended August 31, 2001 as compared to prior year periods. Occupancy and equipment expense increased 4% and 8% in the quarter and nine month period ended August 31, 2001 due to higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees increased 11% and 12% in the quarter and nine month period ended August 31, 2001, primarily attributable to a higher level of deferred commission amortization associated with the sales of certain funds. Information processing and communications expense increased 26% and 20% in the quarter and nine month period ended August 31, 2001, primarily reflecting higher costs incurred for data processing and market data services. The increase in the quarter also includes charges related to the write-off of certain fixed assets. Marketing and business development expense decreased 19% and 10% in the quarter and nine month period ended August 31, 2001, primarily due to lower advertising and travel and entertainment costs. Professional services expense decreased 15% in the quarter and increased 9% in the nine month period ended August 31, 2001. The decrease in the quarter primarily reflected lower consulting costs. The increase in the nine month period reflected higher consulting costs incurred for certain strategic initiatives, including e-commerce, and the ongoing integration of Investment Management's operating platforms. Other expenses decreased 13% and 25% in the quarter and nine month period ended August 31, 2001, primarily reflecting a lower level of operating and allocated costs as compared to the prior year periods.

                                Credit Services

Statements of Income (dollars in millions)

                                                               Three Months Ended Nine Months Ended
                                                                   August 31,        August 31,
                                                               ------------------ -----------------
                                                                 2001      2000     2001     2000
                                                                ------    ------   ------   ------
                                                                  (unaudited)        (unaudited)
Fees:
   Merchant and cardmember.................................... $  497    $  466   $1,391    $1,368
   Servicing..................................................    434       424    1,337     1,060
   Other......................................................      3        --        3        --
                                                                ------    ------   ------   ------
       Total non-interest revenues............................    934       890    2,731     2,428
                                                                ------    ------   ------   ------
Interest revenue..............................................    674       687    2,000     2,193
Interest expense .............................................    303       326      964     1,044
                                                                ------    ------   ------   ------
   Net interest income . .....................................    371       361    1,036     1,149
Provision for consumer loan losses............................    277       175      721       602
                                                                ------    ------   ------   ------
   Net credit income . .......................................     94       186      315       547
                                                                ------    ------   ------   ------
   Net revenues...............................................  1,028     1,076    3,046     2,975
                                                                ------    ------   ------   ------
Non-interest expenses:
   Compensation and benefits..................................    182       172      558       476
   Occupancy and equipment....................................     19        17       56        48
   Information processing and communications..................    118       113      356       320
   Marketing and business development.........................    261       295      862       857
   Professional services .....................................     45        47      142       129
   Other......................................................     85        77      244       218
                                                                ------    ------   ------   ------
       Total non-interest expenses............................    710       721    2,218     2,048
                                                                ------    ------   ------   ------
Income before income taxes and cumulative effect of accounting
  change......................................................    318       355      828       927
Provision for income taxes....................................    122       128      319       349
                                                                ------    ------   ------   ------
Income before cumulative effect of accounting change..........    196       227      509       578
Cumulative effect of accounting change . .....................     --        --      (13)       --
                                                                ------    ------   ------   ------
       Net income............................................. $  196    $  227   $  496    $  578
                                                                ======    ======   ======   ======

   Credit Services net revenues were $1,028 million and $3,046 million in the quarter and nine month period ended August 31, 2001, a decrease of 4% and an increase of 2% from the comparable periods of fiscal 2000. Credit Services net income of $196 million and $496 million in the quarter and nine month period ended August 31, 2001 decreased 14% from both of the comparable periods of fiscal 2000. Net income for the nine month period ended August 31, 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change for the nine month period ended August 31, 2001, net income decreased 12%. The decrease in net revenues for the quarter was primarily attributable to lower net credit income due to a higher provision for consumer loan losses, partially offset by higher non-interest revenues. The increase in net revenues for the nine month period ended August 31, 2001 was primarily attributable to increased servicing fees, partially offset by lower net credit income due to a higher provision for consumer loan losses. The decrease in net income in the quarter ended August 31, 2001 reflected the decline in net revenues, partially offset by lower non-interest expenses. The decrease in net income in the nine month period ended August 31, 2001 was due to higher non-interest expenses, partially offset by higher net revenues.

  Non-Interest Revenues

   Total non-interest revenues increased 5% and 12% in the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, late payment fees, overlimit fees, insurance fees and cash advance fees. Merchant and cardmember fees increased 7% in the quarter and 2% in the nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. In both periods, the increase was primarily due to higher merchant discount revenue associated with a higher level of sales volume. A higher level of late fees also contributed to the increase in merchant and cardmember fees in the quarter ended August 31, 2001.

   Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $0.5 billion and $7.3 billion in the quarter and nine month period ended August 31, 2001. During the comparable periods of fiscal 2000, the Company completed credit card asset securitizations of $4.4 billion and $8.7 billion. The credit card asset securitization transactions completed in the nine month period ended August 31, 2001 have expected maturities ranging from approximately three to seven years from the date of issuance.

   The table below presents the components of servicing fees (dollars in millions):

                                   Three Months Ended Nine Months Ended
                                       August 31,        August 31,
                                   -----------------  ----------------
                                     2001      2000    2001     2000
                                    ------     -----  -------  -------
Merchant and cardmember fees...... $  175     $ 187   $   547  $   473
Interest revenue..................  1,067       944     3,233    2,459
Interest expense..................   (353)     (412)   (1,221)  (1,042)
Provision for consumer loan losses   (455)     (295)   (1,222)    (830)
                                    ------     -----  -------  -------
Servicing fees.................... $  434     $ 424   $ 1,337  $ 1,060
                                    ======     =====  =======  =======

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 2% and 26% in the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The increase in the quarter ended August 31, 2001 was primarily due to a higher level of net interest cash flows associated with a higher level of average securitized general purpose credit card loans. The increase in the nine month period ended August 31, 2001 was due to a higher level of net interest cash flows and increased cardmember fee revenue, primarily due to a higher level of average securitized general purpose credit card loans. The increases in both periods were partially offset by higher credit losses due to a higher level of average securitized general purpose credit card loans, coupled with a higher rate of charge-offs related to the securitized portfolio. Net securitization gains on general purpose credit card loans, included in servicing fees, were $3 million and $77 million in the quarter and nine month period ended August 31, 2001, a decrease of 90% and 3% from the comparable periods of fiscal 2000, primarily reflecting lower levels of asset securitization transactions in these periods partially offset by modifications to certain assumptions in the gain calculations.

  Net Interest Income

   Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those assets. Credit Services assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of any interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company's right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future.

   Net interest income increased 3% and decreased 10% in the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The increase in the quarter was primarily due to lower interest expense, partially offset by a decline in interest revenues due to a lower interest yield on average credit card loans. The decrease in interest expense in the quarter was due to a decrease in the Company's average cost of borrowings, partially offset by an increase in the level of interest bearing liabilities. The decrease in net interest income in the nine month period ended August 31, 2001 was primarily due to lower interest revenue, attributable to lower levels of average credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average credit card loans for the nine month period ended August 31, 2001 was due to a higher level of securitized credit card loans, partially offset by higher levels of sales and balance transfer volume. The lower interest yield on Discover Card loans in both periods was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs. The decrease in interest expense in the nine month period ended August 31, 2001 was primarily due to a lower level of interest bearing liabilities, coupled with a decrease in the Company's average cost of borrowings. The Company's average cost of borrowings was 6.09% in the quarter ended August 31, 2001 as compared to 6.65% in the quarter ended August 31, 2000. The Company's average cost of borrowings was 6.34% for the nine month period ended August 31, 2001 as compared to 6.44% in the nine month period ended August 31, 2000. The Company's lower average cost of borrowings in both the quarter and nine month period ended August 31, 2001 are primarily attributable to the Fed's interest rate actions during fiscal 2000 and fiscal 2001.

   The following tables present analyses of Credit Services average balance sheets and interest rates for the quarter and nine month periods ended August 31, 2001 and 2000 and changes in net interest income during those periods:

Average Balance Sheet Analysis (dollars in millions)

                                                                 Three Months Ended August 31,
                                                       ------------------------------------------------
                                                                 2001                   2000(3)
                                                       -----------------------  -----------------------
                                                       Average                  Average
                                                       Balance  Rate   Interest Balance  Rate   Interest
                                                       -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card........................... $20,407  12.15%  $ 625   $20,087  12.30%  $ 621
Other consumer loans..................................     948   7.35      18       741   9.79      18
Investment securities.................................     255   3.77       2       560   6.65      10
Other.................................................   2,539   4.63      29     2,004   7.60      38
                                                       -------          -----   -------          -----
       Total interest earning assets..................  24,149  11.08     674    23,392  11.69     687
Allowance for loan losses.............................    (789)                    (782)
Non-interest earning assets...........................   2,129                    1,872
                                                       -------                  -------
       Total assets................................... $25,489                  $24,482
                                                       =======                  =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,377   3.53%  $  12   $ 1,470   5.97%  $  22
   Brokered...........................................   9,040   6.60     151     7,886   6.68     132
   Other time.........................................   3,082   5.92      46     3,046   6.24      48
                                                       -------          -----   -------          -----
       Total interest bearing deposits................  13,499   6.13     209    12,402   6.49     202
Other borrowings......................................   6,251   5.99      94     7,075   6.94     124
                                                       -------          -----   -------          -----
       Total interest bearing liabilities.............  19,750   6.09     303    19,477   6.65     326
Shareholder's equity/other liabilities................   5,739                    5,005
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $25,489                  $24,482
                                                       =======                  =======
Net interest income...................................                  $ 371                    $ 361
                                                                        =====                    =====
Net interest margin(1)................................                   6.10%                    6.14%
Interest rate spread(2)...............................           4.99%                    5.04%

--------
(1)Net interest margin represents net interest income as a percentage of total average interest earning assets.
(2)Interest rate spread represents the difference between the rate on total average interest earning assets and the rate on total average interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis (dollars in millions)

                                                                 Nine Months Ended August 31,
                                                       ------------------------------------------------
                                                                 2001                   2000(3)
                                                       -----------------------  -----------------------
                                                       Average                  Average
                                                       Balance  Rate   Interest Balance  Rate   Interest
                                                       -------  -----  -------- -------  -----  --------
ASSETS
Interest earning assets:
General purpose credit card........................... $21,084  11.52%  $1,824  $22,240  12.12%  $2,025
Other consumer loans..................................     815   7.91       48      698   9.15       48
Investment securities.................................     570   5.25       22      605   6.29       29
Other.................................................   2,406   5.85      106    1,681   7.25       91
                                                       -------          ------  -------          ------
       Total interest earning assets..................  24,875  10.71    2,000   25,224  11.57    2,193
Allowance for loan losses.............................    (787)                    (778)
Non-interest earning assets...........................   2,129                    1,819
                                                       -------                  -------
       Total assets................................... $26,217                  $26,265
                                                       =======                  =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,622   4.70%  $   57  $ 1,510   5.48%  $   62
   Brokered...........................................   8,950   6.68      449    7,594   6.58      375
   Other time.........................................   3,034   6.10      139    3,036   6.13      140
                                                       -------          ------  -------          ------
       Total interest bearing deposits................  13,606   6.31      645   12,140   6.33      577
Other borrowings......................................   6,664   6.38      319    9,441   6.58      467
                                                       -------          ------  -------          ------
       Total interest bearing liabilities.............  20,270   6.34      964   21,581   6.44    1,044
Shareholder's equity/other liabilities................   5,947                    4,684
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $26,217                  $26,265
                                                       =======                  =======
Net interest income...................................                  $1,036                   $1,149
                                                                        ======                   ======
Net interest margin(1)................................                    5.55%                    6.06%
Interest rate spread(2)...............................           4.37%                    5.13%

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

Rate/Volume Analysis (dollars in millions)

                                        Three Months Ended       Nine Months Ended
                                          August 31, 2001         August 31, 2001
                                             vs. 2000                vs. 2000
                                     -----------------------  ----------------------
                                     Increase/(Decrease) Due  Increase/(Decrease) Due
                                           to Changes in           to Changes in
                                     -----------------------  -----------------------
                                      Volume     Rate  Total  Volume   Rate  Total
                                      ------    ----   -----  ------  -----  -----
  INTEREST REVENUE
  General purpose credit card........  $ 11     $ (7)  $  4  $(106)   $ (95) $(201)
  Other consumer loans...............     5       (5)    --      8       (8)    --
  Investment securities..............    (6)      (2)    (8)    (2)      (5)    (7)
  Other..............................    15      (24)    (9)    60      (45)    15
                                                       ----                  -----
     Total interest revenue..........    22      (35)   (13)   (31)    (162)  (193)
                                                       ----                  -----

  INTEREST EXPENSE
  Interest bearing deposits:
  Savings............................    (1)      (9)   (10)     5      (10)    (5)
  Brokered...........................    21       (2)    19     67        7     74
  Other time.........................     1       (3)    (2)    --       (1)    (1)
                                                       ----                  -----
     Total interest bearing deposits.    19      (12)     7     70       (2)    68
  Other borrowings...................   (15)     (15)   (30)  (138)     (10)  (148)
                                                       ----                  -----
     Total interest expense..........     5      (28)   (23)   (65)     (15)   (80)
                                                       ----                  -----
  Net interest income................  $ 17     $ (7)  $ 10  $  34    $(147) $(113)
                                       ====      ====  ====  =====    =====  =====

   The supplemental table below provides average managed loan balance and rate information that takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information (dollars in millions)

                                                            Three Months Ended August 31,
                                                 ---------------------------------------------------
                                                           2001                     2000(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                                                 --------- ------ -------- --------- ------ --------
General purpose credit card.....................  $49,825  13.34%  $1,676   $44,341  14.05%  $1,566
Total interest earning assets...................   54,402  12.70    1,741    47,646  13.62    1,631
Total interest bearing liabilities..............   50,003   5.21      657    43,731   6.71      738
General purpose credit card interest rate spread            8.13                      7.34
Interest rate spread ...........................            7.49                      6.91
Net interest margin.............................            7.91                      7.46

                                                            Nine Months Ended August 31,
                                                 ---------------------------------------------------
                                                           2001                     2000(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal. Rate % Interest Avg. Bal. Rate % Interest
                                                 --------- ------ -------- --------- ------ --------
General purpose credit card.....................  $49,588  13.45%  $5,005   $42,779  13.70%  $4,405
Total interest earning assets...................   54,215  12.86    5,233    45,763  13.52    4,652
Total interest bearing liabilities..............   49,610   5.87    2,185    42,119   6.48    2,086
General purpose credit card interest rate spread            7.58                      7.22
Interest rate spread ...........................            6.99                      7.04
Net interest margin.............................            7.49                      7.46

--------
(1)Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $792 million at August 31, 2001 and $783 million at November 30, 2000.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 58% and 20% in the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The increase in both periods was primarily due to higher net charge-off rates. The increase in the quarter was also attributable to higher levels of average general purpose credit card loans, while the increase in the nine month period was partially offset by lower levels of average general purpose credit card loans.

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

   During the quarter ended August 31, 2001, net charge-offs in both the owned and managed portfolios increased as compared to the quarter ended May 31, 2001. In the U.S., the increase in unemployment, reduced overtime and the rising debt service burden on borrowers, coupled with the seasoning of the Company's consumer loan portfolio and a high level of national bankruptcy filings, contributed to the higher net charge-off rate. If these conditions continue to persist, the rate of net charge-offs may be higher in future periods.

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

   The following table presents owned and managed general purpose credit card loan delinquency and net charge-off rate information:

Asset Quality (dollars in millions)

                                                  August 31, 2001   August 31, 2000  November 30, 2000
                                                 ----------------  ----------------  ----------------
                                                  Owned   Managed   Owned   Managed   Owned   Managed
                                                 -------  -------  -------  -------  -------  -------
General purpose credit card loans at period-end. $20,194  $49,704  $19,813  $44,837  $21,866  $47,123
General purpose credit card loans contractually
  past due as a percentage of period-end general
  purpose credit card loans:
   30 to 89 days................................    3.33%    3.70%    2.82%    3.27%    3.01%    3.50%
   90 to 179 days...............................    2.35%    2.61%    1.91%    2.21%    2.04%    2.42%
Net charge-offs as a percentage of average
  general purpose credit card loans
  (year-to-date)................................    4.45%    5.19%    3.54%    4.34%    3.63%    4.40%

  Non-Interest Expenses

   Non-interest expenses decreased 2% in the quarter and increased 8% in the nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. Compensation and benefits expense increased 6% and 17% in the quarter and nine month period ended August 31, 2001. The increase in both periods was primarily due to higher costs associated with increased employment levels resulting from higher levels of transaction volume and collection activities. Occupancy and equipment expense increased 12% and 17% in the quarter and nine month period ended August 31, 2001. The increase in both periods was primarily due to higher occupancy costs associated with increased office space, including new transaction processing centers. Information processing and communications expense increased 4% and 11% in the quarter and nine month period ended August 31, 2001 from the comparable periods of fiscal 2000. The increase in both periods primarily reflects higher volume-related external data and transaction processing costs. Marketing and business development expense decreased 12% in the quarter and increased 1% in the nine month period ended August 31, 2001. The decrease in the quarter was primarily due to lower direct mailing, telemarketing and other advertising costs, partially offset by higher cardmember rewards expense. The increase in the nine month period was primarily due to higher cardmember rewards expense and increased promotional and advertising expenses associated with a new advertising campaign for the Discover Card, partially offset by lower direct mailing costs. Professional services expense decreased 4% in the quarter and increased 10% in the nine month period ended August 31, 2001. The decrease in the quarter primarily reflected lower technology consulting costs. The increase in the nine month period was primarily due to increased costs associated with account collection activities, as well as higher consulting costs. Other expense increased 10% and 12% in the quarter and nine month period ended August 31, 2001, primarily reflecting increases in certain operating expenses due to higher levels of transaction volume, business activity and a higher level of allocated costs. The increase in the nine month period ended August 31, 2001 was partially offset by a decline in inquiry fees resulting from fewer new account applications.

Liquidity and Capital Resources

   The Company's total assets increased to $505.8 billion at August 31, 2001 from $426.8 billion at November 30, 2000, primarily attributable to increases in cash and cash equivalents, financial instruments owned and securities borrowed. Securities provided as collateral also increased primarily due to the adoption of SFAS No. 140, which required the Company to recognize securities received as collateral (as opposed to cash received as collateral) in certain securities lending transactions in the condensed consolidated statement of financial condition as of August 31, 2001. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

   As of September 30, 2001, the Company's credit ratings were as follows:

                                        Commercial   Senior
                                          Paper       Debt
                                       ------------ --------
Dominion Bond Rating Service Limited.. R-1 (middle) AA (low)
Fitch(2).............................. F1+          AA
Moody's Investors Service............. P-1          Aa3
Rating and Investment Information, Inc a-1+         AA
Standard & Poor's(1).................. A-1+         AA-

--------
(1)On July 16, 2001, Standard & Poor's placed the Company's senior debt ratings on Negative Outlook.
(2)On October 15, 2001, Fitch placed the Company's senior debt ratings on Negative Outlook.

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

   During the nine months ended August 31, 2001, the Company issued senior notes aggregating $17,545 million, including non-U.S. dollar currency notes aggregating $5,727 million. These notes have maturities from 2002 to 2031 and a weighted average coupon interest rate of 5.24% at August 31, 2001. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank

Offered Rates ("LIBOR") trading levels. At August 31, 2001, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $77.4 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

   On August 30, 2001, the Company redeemed all 1,000,000 outstanding shares of its 7-3/4% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's 7-3/4% Cumulative Preferred Stock.

   In June 2001, the Company and Morgan Stanley Finance plc, a U.K. subsidiary, redeemed $4 million of the Capital Units.

   During the quarter ended August 31, 2001, Morgan Stanley Capital Trust II, a Delaware statutory business trust (the "Capital Trust II"), all of the common securities of which are owned by the Company, issued $810 million of 7-1/4% Capital Securities (the "Capital Securities II"). The Capital Securities II are guaranteed by the Company. The Capital Trust II invested the proceeds in 7-1/4% Junior Subordinated Deferrable Interest Debentures issued by the Company,which are due July 31, 2031.

   During the nine months ended August 31, 2001, the Company purchased $1,242 million of its common stock. Subsequent to August 31, 2001 and through September 30, 2001, the Company purchased an additional $100 million of its common stock.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. The Company believes that the covenant restrictions will not impair the Company's ability to pay its current level of dividends. At August 31, 2001, no borrowings were outstanding under the MSDW Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated shareholder's equity and Net Capital, each as defined in the MS&Co. Facility. At August 31, 2001, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility"). The MSIL Facility incorporates a revolving securities repo facility and an unsecured revolving credit facility. MSIL provides a broad range of collateral under repurchase agreements for the secured repo facility and a Company guarantee for the unsecured facility. The syndicate of banks are committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Stockholder's Equity and Financial Resources, each as defined in the MSIL Facility. At August 31, 2001, no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. At August 31, 2001, no borrowings were outstanding under the MSJL Facility.

   The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility for short-term funding from time to time.

   At August 31, 2001, certain assets of the Company, such as real property, equipment and leasehold improvements of $3.0 billion, aircraft assets of $4.4 billion, and goodwill and other intangible assets of $1.5 billion, were illiquid. The Company also has commitments to fund certain fixed assets and other less liquid investments.

   Certain equity investments made in connection with the Company's private equity and other principal investment activities, high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions are not highly liquid. At August 31, 2001, the Company had aggregate principal investments (including direct investments and partnership interests) with a carrying value of approximately $1.1 billion, of which approximately $0.4 billion represented the Company's investments in its real estate funds. The Company also had approximately $1.0 billion in commitments related to its private equity and other principal investment activities. The Company has provided, and will continue to provide, financing (including margin lending and other extensions of credit) to clients.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market and preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company's credit derivatives business are not included. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At August 31, 2001 and November 30, 2000, the Company had high-yield instruments owned with a market value of approximately $1.8 billion and $2.2 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.7 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides through certain of its subsidiaries (including Morgan Stanley Dean Witter Bank, Inc.), on a selective basis, financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain positions of these loans. At August 31, 2001 and November 30, 2000, the aggregate value of investment grade loans and positions was $1.8 billion and $2.1 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.6 billion and $2.2 billion, respectively. At August 31, 2001, the Company also had provided additional commitments associated with these activities to investment grade issuers aggregating $6.8 billion and commitments to non-investment grade issuers aggregating $0.8 billion.

   On October 8, 2001, the Company announced that it had reached an agreement to sell a one million-square-foot office tower in New York City that has been under construction since 1999.

   At August 31, 2001, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, swaps, caps, collars, floors, swap options and similar instruments which derive their value from underlying interest rates, foreign exchange rates or commodity or equity instruments and indices) related to financial instruments and commodities with an aggregate net replacement cost of $30.9 billion. The net replacement cost of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and control structure. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of August 31, 2001, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $48 million. Aggregate VaR decreased from $53 million at the quarter ended May 31, 2001, as a decrease in equity price VaR was partially offset by increases in interest rate and foreign exchange rate VaR and a lower diversification benefit. For a more representative summary of the Company's trading and related market risk profile during the course of the quarter ended August 31, 2001, see the average VaR for each of the Company's primary risk categories in the table below.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policies and control structure, refer to the "Risk Management" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

   The table below presents the Company's VaR for each of the Company's primary risk exposures and on an aggregate basis at August 31, 2001, May 31, 2001 and November 30, 2000, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of August 31, 2001, May 31, 2001 and November 30, 2000, and, therefore, the table below does not separately report trading and non-trading VaRs.

    Primary Market Risk Category                99%/One-Day VaR
    ----------------------------    ----------------------------------------
                                    At August 31, At May 31, At November 30,
                                        2001         2001         2000
                                    ------------- ---------- ---------------
                                         (dollars in millions, pre-tax)
    Interest rate .................      $34         $28           $28
    Equity price...................       21          41            27
    Foreign exchange rate..........        9           4             5
    Commodity price................       25          25            17
                                         ---         ---           ---
    Subtotal.......................       89          98            77
    Less diversification benefit(1)       41          45            35
                                         ---         ---           ---
    Aggregate VaR .................      $48         $53           $42
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

   In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate 95%/one-day VaR at August 31, 2001 was $33 million.

   The table below presents the high, low and average 99%/one-day Trading VaR over the course of the third quarter of fiscal 2001 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to institutional trading positions).

                                              Daily 99%/One-Day VaR
                                             for the Third Quarter of
             Primary Market Risk Category          Fiscal 2001
             ---------------------------- ------------------------------
                                            High          Low    Average
                                          ----          ---      -------
                                          (dollars in millions, pre-tax)
                Interest rate............ $37           $23        $29
                Equity price.............  37            19         24
                Foreign exchange rate....  10             5          7
                Commodity price..........  27            14         23
                Trading VaR..............  54            43         48

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended August 31, 2001:

Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended August 31, 2001 was:

                       Value-at-Risk
               (in millions of U.S. dollars)         Number of Days
               -----------------------------         --------------

                       less than 44                       4
                           44 to 46                      12
                           46 to 48                      20
                           48 to 50                      23
                           50 to 52                       4
                    greater than 52                       3

   The histogram below presents the distribution of daily net revenues during the quarter ended August 31, 2001 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):

Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during the quarter ended August 31, 2001 was:

               Daily Institutional Trading Revenue
                (in millions of U.S. dollars)        Number of Days
                -----------------------------        --------------

                            -5 to 0                       2
                             0 to 5                       3
                            5 to 10                       5
                           10 to 15                       6
                           15 to 20                       8
                           20 to 25                       7
                           25 to 30                       7
                           30 to 35                       6
                           35 to 40                       4
                           40 to 45                       7
                           45 to 50                       1
                           50 to 55                       1
                           55 to 60                       1
                           60 to 65                       5
                    greater than 65                       2


   As of August 31, 2001, the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2000.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

   The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2001 and May 31, 2001.

   Term Trust Class Actions. The settlement of the California class action was preliminarily approved on September 10, 2001, and a fairness hearing has been scheduled for November 8, 2001.

   In re Merrill Lynch, et al. Securities Litigation. On August 6, 2001, the district court decision denying plaintiffs' motion for class certification was affirmed by a three-judge panel of the U.S. Court of Appeals for the Third Circuit. On August 30, 2001, plaintiffs filed a petition for re-hearing with suggestion of a re-hearing en banc.

   IPO Fee Litigation. On September 28, 2001, defendants filed a motion to dismiss the consolidated class action complaint in In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation.

   IPO Allocation Matters. The several purported class action antitrust complaints have been consolidated before one judge in the U.S. District Court for the Southern District of New York. The several purported class action securities complaints have been coordinated for pre-trial purposes before one judge in the U.S. District Court for the Southern District of New York.

   In Albrecht v. Bauman, et al., the parties entered into a stipulation to dismiss the case without prejudice, which was so ordered by the court on October 12, 2001.

   Since June 2001, several additional purported class action complaints have been filed against the Company in the U.S. District Court for the Southern District of New York or the Western District of Washington, or the Supreme Court of the State of New York, County of New York. Those cases generally allege that false and misleading research reports improperly increased the prices at which securities traded in violation of federal or state law. Eight of the ten complaints originally filed in federal court have been dismissed with prejudice. The state court complaints have been removed to federal court and are the subject of motions to dismiss.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      An exhibit index has been filed as part of this Report on Page E-1.

   (b) Reports on Form 8-K

      Form 8-K dated June 21, 2001 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fiscal quarter ended May 31, 2001.

      Form 8-K dated July 16, 2001 reporting Item 5.

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

                                          MORGAN STANLEY DEAN WITTER & CO.
                                          (Registrant)

                                             /s/ JOANNE PACE
                                          By: _________________________________
                                             Joanne Pace, Controller and
                                             Principal Accounting Officer

Date: October 15, 2001

                                 EXHIBIT INDEX

                       MORGAN STANLEY DEAN WITTER & CO.

                         Quarter Ended August 31, 2001

Exhibit
  No.                                               Description
-------                                             -----------

 10.1   Employee Stock Purchase Plan, as amended September 21, 2001.

 10.2   Amendment to Dean Witter START Plan (adopted October 4, 2001).

 10.3   Amendment to the Morgan Stanley & Co. Incorporated Deferred Profit Sharing Plan (adopted
          October 4, 2001).

 10.4   Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II, dated as of July 19, 2001, among the Company, as depositor, The Bank of New York, as property trustee, The Bank of New
          York (Delaware), as Delaware trustee and the administrators named therein.

 11     Computation of earnings per share.

 12     Computation of ratio of earnings to fixed charges.

 15     Letter of awareness from Deloitte & Touche LLP, dated October 10, 2001, concerning unaudited interim financial information.