Form 10-K405
period 2001-11-30
MORGAN STANLEY DEAN WITTER & CO
filed 2002-02-14
CIK 895421

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                        Commission File Number 1-11758

                       Morgan Stanley Dean Witter & Co.
            (Exact name of Registrant as specified in its charter)

                          Delaware                     36-3145972
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                       1585 Broadway
                       New York, N.Y.                     10036
          (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code: (212) 761-4000 Securities registered pursuant to Section 12(b) of the Act:

                                                                                               Name of exchange
     Title of each class                                                                      on which registered
     -------------------                                                                      -------------------
Common Stock, $.01 par value                                                              New York Stock Exchange
                                                                                          Pacific Exchange
Rights to Purchase Series A Junior Participating Preferred Stock                          New York Stock Exchange
                                                                                          Pacific Exchange
8.03% Capital Units                                                                       New York Stock Exchange
8% Reset PERQS(R) Due April 30, 2002; 15% Reset PERQS Due April 30, 2002; 12%
 Reset PERQS Due May 30, 2002; 6% Reset PERQS Due May 30, 2002; 10% Reset PERQS
 Due June 28, 2002; 8% Reset PERQS Due October 30, 2002; 9% Reset PERQS Due
 December 30, 2002; 8% Reset PERQS Due February 28, 2003                                  American Stock Exchange
8% SPARQS/SM/ Due April 15, 2003; 8% SPARQS Due June 1, 2003; 8% SPARQS Due
 June 15, 2003; 10% SPARQS Due June 15, 2003; 8% SPARQS Due June 30, 2003; 12%
 SPARQS Due June 30, 2003; 6.3% SPARQS Due June 30, 2003; 8% SPARQS Due July 1,
 2003                                                                                     American Stock Exchange
Exchangeable Notes Due July 31, 2003; Exchangeable Notes Due December 13, 2004;
 Exchangeable Notes Due March 2, 2006 (2 issuances); Exchangeable Notes Due May
 30, 2006; Exchangeable Notes Due June 5, 2006; Exchangeable Notes Due July 7,
 2006; Exchangeable Notes Due August 6, 2006; Exchangeable Notes Due August 15,
 2006; Exchangeable Notes Due October 19, 2006; Exchangeable Notes Due March
 30, 2007                                                                                 New York Stock Exchange
Exchangeable Notes Due July 29, 2005 (2 issuances); Exchangeable Notes Due
 April 15, 2005; Exchangeable Notes Due August 17, 2005; Exchangeable Notes Due
 November 30, 2007 (2 issuances); Exchangeable Notes Due January 30, 2008;
 Exchangeable Notes Due March 30, 2008; Exchangeable Notes Due May 30, 2008 (2
 issuances); Exchangeable Notes Due December 30, 2008 (2 issuances)                       American Stock Exchange
PERKS/SM/ Due March 30, 2004                                                              American Stock Exchange
Nikkei 225 Protection Step-Up Exchangeable Notes Due July 31, 2003                        New York Stock Exchange
Callable Index-Linked Notes Due December 30, 2008                                         American Stock Exchange
Dow Jones Industrial Average BRIDGES/SM/ Due April 30, 2004; Standard & Poor's
 500 BRIDGES Due December 31, 2003; Dow Jones Euro Stoxx 50 BRIDGES Due July
 30, 2004; Redeemable BRIDGES Due May 30, 2005 (based on Morgan Stanley
 Technology Index)                                                                        New York Stock Exchange
5 5/8% Notes Due January 20, 2004; 7.25% Notes Due June 17, 2029                          New York Stock Exchange
BOXES/SM/ Due October 30, 2031; BOXES Due January 30, 2032                                American Stock Exchange
                                                                                          Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

PLUS/SM/ Due December 30, 2004                                                            Nasdaq National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 4, 2002 was approximately $64,931,883,322. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares outstanding of the Registrant's common stock, $.01 par value, as of January 28, 2002: 1,101,617,649.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement for its annual stockholders' meeting to be held on March 19, 2002 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.
================================================================================

--------------------------------------------------------------------------------
                       Morgan Stanley Dean Witter & Co.
                          Annual Report on Form 10-K
                  For the fiscal year ended November 30, 2001
--------------------------------------------------------------------------------

                               Table of Contents

Part I                                                                                       Page
    Item 1.      Business...................................................................    1
                    Overview................................................................    1
                    Securities..............................................................    2
                    Investment Management...................................................    8
                    Credit Services.........................................................   10
                    Executive Officers of Morgan Stanley....................................   12
    Item 2.      Properties.................................................................   14
    Item 3.      Legal Proceedings..........................................................   14
    Item 4.      Submission of Matters to a Vote of Security Holders........................   18
Part II
    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......   19
    Item 6.      Selected Financial Data....................................................   20
    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...............................................................   22
    Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.................   54
    Item 8.      Financial Statements and Supplementary Data................................   63
    Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure...............................................................  102
Part III
    Item 10.     Directors and Executive Officers of the Registrant.........................  102
    Item 11.     Executive Compensation.....................................................  102
    Item 12.     Security Ownership of Certain Beneficial Owners and Management.............  102
    Item 13.     Certain Relationships and Related Transactions.............................  102
Part IV
    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............  102
Signatures..................................................................................  103
Index to Financial Statements and Financial Statement Schedules.............................  S-1
Exhibit Index...............................................................................  E-1

                                    *  *  *

                          Forward-Looking Statements

Certain statements in this Report, including (without limitation) those under "Legal Proceedings" in Part I, Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 ("MD&A"), and "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, may constitute forward-looking statements. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions of current and potential competitors, the impact of current, pending or future legislation and regulation in the U.S. and throughout the world, the potential effects of technological changes and other risks and uncertainties detailed under "Certain Factors Affecting Results of Operations" in MD&A and in "Competition and Regulation" under each of "Securities," "Investment Management" and "Credit Services" in Part I, Item 1. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

                                    Part I

Item 1.  Business.

Overview. Morgan Stanley Dean Witter & Co. ("Morgan Stanley"*) is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services.

Morgan Stanley's securities business segment ("Securities") includes:

  . Investment banking, including securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; and financing and investing.

  . Sales, trading, financing and market-making activities to facilitate client orders and on a proprietary basis, in such products as equity securities and related products; and fixed income securities and related products, including foreign exchange and commodities.

  .  Principal investing, including private equity activities.

  . Securities services to meet individual investor needs, including full-service brokerage services for investors seeking financial advice; online execution capabilities for self-directed investors desiring to invest with limited professional assistance; and financial advisory services for high net worth clients.

  .  Other businesses, including aircraft financing activities.

Morgan Stanley's investment management business segment ("Investment Management") includes:

  . Global asset management products and services for individual and institutional investors, through three principal distribution channels:
     Morgan Stanley's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and Morgan Stanley's institutional channel.

Morgan Stanley's credit services business segment ("Credit Services") includes:

  . Discover Financial Services ("DFS"), which offers the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards as well as related consumer finance products and services.

  . Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

Morgan Stanley combines global strength in investment banking and institutional sales and trading with strength in providing full-service brokerage services, global asset management services and, primarily through its Discover Card brand, quality consumer credit products. Morgan Stanley provides these products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

At November 30, 2001, Morgan Stanley had the second largest financial advisor sales organization in the U.S. and had 13,690 professional financial advisors and approximately 550 securities branch offices globally. Morgan Stanley also had one of the largest global asset management operations of any full-service securities firm, with total assets under management or supervision of $459 billion. Based on its approximately 45.7 million general purpose credit card accounts as of November 30, 2001, Morgan Stanley was one of the largest credit card issuers in the U.S., with the largest proprietary merchant and cash access network. Financial information concerning

--------
*Unless the context otherwise requires, the terms "Morgan Stanley", the "Company", "we" and "our" mean Morgan Stanley Dean Witter & Co. and its consolidated subsidiaries.

Morgan Stanley for each of the fiscal years ended November 30, 2001, November 30, 2000 and November 30, 1999 is included in the consolidated financial statements and the notes thereto in "Financial Statements and Supplementary Data" in Part II, Item 8.

Morgan Stanley conducts its business from its headquarters in New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2001, Morgan Stanley had 61,319 employees worldwide, with 51,728 employees in the U.S. and 9,591 employees internationally. Morgan Stanley is a combination of Dean Witter, Discover & Co. ("Dean Witter Discover") and Morgan Stanley Group Inc. ("Morgan Stanley Group") and was formed pursuant to a merger of equals effected on May 31, 1997 (the "Merger"). Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924.

Technology and E-Commerce. Morgan Stanley trades securities through several electronic trading systems and has invested in several electronic trading systems and related businesses and technologies. Morgan Stanley's web-based tools provide its clients with numerous online applications, including access to portfolio information and Morgan Stanley's proprietary research, and the ability to engage in electronic transactions across a growing number of platforms. For example, Client Link provides institutional clients with a private, secure Internet platform that delivers browser-based information, products and services across many of Morgan Stanley's business units; Client Serv(R) provides individual investors online trading capabilities, access to real-time account activity, business news and research; and Discovercard.com enables cardmembers to access financial management services online and generate single-use card numbers for enhanced security for online purchases.

                                  Securities

Morgan Stanley provides worldwide financial advisory and capital-raising services to a diverse group of domestic and international corporate and other institutional clients, primarily through Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Limited and Morgan Stanley Dean Witter Asia Limited. These subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services, on behalf of institutional investors and on a proprietary basis. Morgan Stanley also conducts various activities broadly described as principal investing. In addition, Morgan Stanley provides individual investors with a range of securities and savings products and services, primarily through Morgan Stanley DW Inc. ("MSDWI") (formerly Dean Witter Reynolds Inc.).

Investment Banking.

Underwriting. Morgan Stanley manages and participates in public offerings and private placements of debt, equity and other securities worldwide. Morgan Stanley is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts ("ADRs"). Morgan Stanley is also a leading underwriter of fixed income securities, including investment grade debt, high-yield securities (debt issued by non-investment grade issuers), mortgage-related and other asset-backed securities, tax-exempt securities and commercial paper and other short-term securities.

Financial Advisory Services. Morgan Stanley provides domestic and international corporate and other institutional clients with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, spin-offs, restructurings, proxy and consent solicitations, tender offers, exchange offers and leveraged buyouts. Morgan Stanley also provides advice concerning recapitalizations, rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and long-range financial planning. Morgan Stanley furnishes advice and services regarding project financings, including infrastructure, electric power and natural resource projects. In addition, Morgan Stanley provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

Financing and Investing. Morgan Stanley provides financing or financing commitments, on a selective basis, to companies in the form of senior or subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These financing and lending activities are conducted through certain subsidiaries, including Morgan Stanley Bank. Morgan Stanley also engages in a variety of principal investing activities. See "Principal Investing" below.

Sales, Trading, Financing and Market-Making Activities.*

Equity Securities and Related Products. Morgan Stanley's equity sales, trading and market-making activities cover domestic and foreign equity and equity-related products, including common stock, ADRs, restricted/control stock, convertible securities, preferred securities and exchange traded funds and warrants, equity index products, equity swaps, options and other structured products. Morgan Stanley issues equity-linked products to institutional and individual investors, including Performance Equity-linked Redemption Quarterly-pay Securities ("PERQS(R)"), Stock Participation Accreting
Redemption Quarterly-pay Securities ("SPARQS/SM/") and Basket Opportunity eXchangeablE Securities ("BOXES/SM/"). Morgan Stanley also advises clients and executes transactions globally in connection with index arbitrage, equity repurchase strategies, program trading and block trades. Morgan Stanley engages in proprietary trading and arbitrage activities in equity securities and equity-related products. Morgan Stanley conducts its equity sales, trading and market-making activities on stock exchanges and in over-the-counter ("OTC") markets. Morgan Stanley is a member of the major stock exchanges around the world, including the New York, London, Frankfurt, Tokyo and Hong Kong stock exchanges.

Morgan Stanley also provides equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. In addition, Morgan Stanley acts as principal and agent in stock borrowing and stock loan transactions in support of its domestic and international trading and brokerage, investment management and clearing activities and as an intermediary between broker-dealers.

Fixed Income Securities and Related Products. Morgan Stanley trades and makes markets in domestic and international fixed income securities and related products, including preferred stock, investment grade corporate debt, high-yield securities, senior loans, U.S. and non-U.S. government securities, municipal securities, and commercial paper, money market and other short-term securities. Morgan Stanley also makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. In Europe, Morgan Stanley is a primary dealer of government securities in Austria, Belgium, France, Greece, Italy, the Netherlands, Spain and the U.K. Morgan Stanley is also a member of the syndicates that underwrite German and Japanese government bonds. Morgan Stanley is a dealer in interest rate and currency swaps and other related derivative products, credit derivatives (including credit default swaps), OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements, options and swaps. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., Morgan Stanley also enters into swaps and related derivative transactions with counterparties seeking a triple-A rated counterparty.

Morgan Stanley advises institutional accounts and other clients globally on investment and liability strategies and assists corporations in their debt repurchases. Morgan Stanley also structures debt securities and derivatives with risk/return factors designed to suit investor objectives, including using repackaged asset vehicles through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles. Morgan Stanley borrows and lends fixed income securities and acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. Morgan Stanley also provides financing to customers for commercial, residential and real estate loan products.
--------
*See also "Risk Management" in Part II, Item 7A for a description of Morgan
 Stanley's trading risk management structure, policies and procedures. For a detailed discussion of Morgan Stanley's use of derivatives, see "Derivative Financial Instruments" in Part II, Item 7 and Notes 7 and 10 in "Notes to Consolidated Financial Statements" in Part II, Item 8.

Morgan Stanley is a market-maker in foreign currencies. The majority of Morgan Stanley's foreign exchange business relates to major foreign currencies such as yen, euro, sterling, Swiss francs and Canadian dollars. Morgan Stanley actively trades on a principal basis with clients and for its own account in the spot, forward and currency option markets and also takes proprietary positions in currencies. Morgan Stanley is a leading participant in currency futures trading at the International Monetary Market division of the Chicago Mercantile Exchange.

Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power and related energy products. Morgan Stanley is a market-maker in exchange-traded and OTC options and swaps on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers clients various hedging programs relating to production, consumption and reserve/inventory management. Morgan Stanley trades many of these products through the IntercontinentalExchange, Inc., an electronic trading system in which Morgan Stanley maintains an interest. Morgan Stanley is an electricity power marketer in the U.S. and owns equity interests in three exempt wholesale generators (as defined in the Public Utility Holding Company Act of 1935) from which Morgan Stanley (solely or acting with a joint venture partner) is the exclusive purchaser of electric power.

MSCI. Morgan Stanley's majority-owned subsidiary, Morgan Stanley Capital International Inc. ("MSCI"), markets and distributes over 30,000 country, industry and regional equity and fixed income benchmark indices (including the MSCI World, EAFE(R) and Emerging Market Free Indices) covering 51 countries, and has a 32-year historical database that includes fundamental and valuation data on thousands of securities in developed and emerging market countries. Investment professionals around the world use MSCI data for many purposes, including performance measurement.

Principal Investing.

Morgan Stanley's principal investing activities include making commitments to purchase, and making negotiated investments in, equity and debt securities, either as principal or for the accounts of private equity funds that Morgan Stanley manages. These activities may be in connection with merger, acquisition, restructuring, private investment and leveraged capital transactions and may include real estate, venture capital and strategic investments.

Morgan Stanley generally acts as general partner of the private equity funds through which it conducts certain of its principal investing activities and typically contributes a minority of the capital of such funds. Morgan Stanley conducts a substantial portion of its private equity business through two groups of investment funds, Morgan Stanley Capital Partners and Morgan Stanley Venture Partners, making private equity and venture capital investments in a range of industries throughout the world. Morgan Stanley conducts its real estate principal investing business primarily through the Morgan Stanley Real Estate Funds and Morgan Stanley Real Estate Special Situations Funds, entities that invest in U.S. and international real estate assets and companies. Morgan Stanley also makes equity and equity-related investments that arise out of its worldwide investment banking activities through Princes Gate Investors, a fund that invests in special situation and venture capital opportunities. From time to time, Morgan Stanley expects to sponsor additional funds and commit to invest in such funds.

Morgan Stanley also invests for its own account. These investments may, among other things, be in connection with the investments made by the private equity funds described above or in connection with Morgan Stanley's investment banking and sales and trading activities. Such investments may include purchases of equity or debt securities of companies that may have strategic value for Morgan Stanley, such as alternative trading systems, electronic trading systems and other strategic businesses and technologies.

Individual Investor Group.

The Individual Investor Group provides its clients with comprehensive financial planning and investment advisory services through a flexible platform designed to accommodate individual investment goals and risk profiles. The Individual Investor Group offers numerous securities and investment products supported by Morgan Stanley's investment banking, research, investment management, execution and operational resources. Morgan Stanley provided securities and investment services to approximately 5.6 million client accounts in the U.S. and had client assets of $595 billion at November 30, 2001.

Morgan Stanley's Choice/SM/ service platform for individual investors combines the products and services offered by the Individual Investor Group with the technological capabilities of online execution. Morgan Stanley provides its clients the flexibility to select the financial service relationship that best suits their needs, including a traditional full-service brokerage relationship through a financial advisor, self-directed investing online or some combination of both. Morgan Stanley also provides financial advisory and wealth management services for high net worth clients. Morgan Stanley provides various pricing options, including fee-based pricing.

Investor Advisory Services. Morgan Stanley provides execution, trading and research services to its individual clients for listed equity securities, OTC equity securities, options and ADRs. Morgan Stanley also provides execution, trading and research services to individual clients for fixed income securities, including U.S. government obligations, mortgage and other asset-backed securities, corporate bonds, preferred stocks, municipal securities and certificates of deposit. Morgan Stanley's financial advisors work together with the institutional fixed income platform to provide mid-sized institutions with access to Morgan Stanley's products and research capabilities.

Morgan Stanley provides its clients with several investment and credit products and services, including mutual funds, unit investment trusts ("UITs"), insurance products, financial planning, retirement planning, personal trust and estate planning, tax planning, credit management and account services. Morgan Stanley's Active Assets Account(R) program permits clients to consolidate their financial assets into a single account, invest in a variety of investment products and automatically invest funds daily in a variety of money market options or in a designated account at Morgan Stanley Bank insured by the Federal Deposit Insurance Corporation ("FDIC"). The program also offers a debit card and a checking account. BusinesScape/SM/, a related program, offers qualified business clients similar services and features, including enhanced check writing privileges and a commercial line of credit.

Morgan Stanley offers clients investment choices for individual retirement planning and provides individual annuities and complete defined contribution plan services for businesses, including 401(k) plans. Morgan Stanley's investment consulting services business assists clients in analyzing their investment objectives and in selecting investment advisory services that affiliated and unaffiliated investment advisers offer. Through its wholly-owned insurance agency subsidiaries, Morgan Stanley acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual investors. Morgan Stanley also offers trust and fiduciary services to individual and corporate clients, including trustee services for personal trusts and tax-qualified retirement plans.

Clients can establish a self-directed relationship through Morgan Stanley's online capabilities, including Morgan Stanley Online, which permit clients to invest and trade through the Internet, automated telephone trading, wireless trading or a registered representative. Morgan Stanley provides investment options online, including detailed account information, real-time securities price quotes, graphs and portfolio performance information and trade execution. Clients can also subscribe to proprietary equity research reports and analysts' ratings. Morgan Stanley also offers clients extended trading hours through MarketXT(TM), the ability to trade U.S. treasury securities and certain municipal securities online every weekday, 24 hours per day and, to qualified clients, access to initial public offerings and other issues Morgan Stanley underwrites. In addition, Morgan Stanley's Networth/SM/ service aggregates, summarizes and delivers individual clients' personal banking and investment account information in one convenient and secure online location.

Global Private Wealth Management. Morgan Stanley Private Wealth Management ("PWM") provides financial solutions to individuals, families and foundations controlling significant pools of wealth from over 70 offices worldwide. PWM provides access to Morgan Stanley's trading capabilities, research and analytical products and its securities underwritings. PWM investment representatives manage specific financial asset classes and provide tailored global asset allocation strategies for its clients. PWM also offers certain private investors the opportunity to co-invest with Morgan Stanley in its principal investing activities and specialized funds. Globally, Morgan Stanley provides these activities and other financial advisory services through Morgan Stanley's Swiss bank subsidiary, Bank Morgan Stanley AG; Morgan Stanley's Societes d'investissement a capital variable (SICAV) mutual funds based in Luxembourg; and Morgan Stanley Quilter, a U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. Morgan Stanley also provides asset management and brokerage services for individual investors through Morgan Stanley, S.V., S.A. and its network of financial advisors in Spain, Portugal and Germany.

Research. Morgan Stanley's global research departments ("Research"), comprised of economists, industry analysts and strategists, engage in research activities in the equity, fixed income and high-yield areas. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. It analyzes worldwide trends covering numerous industries and approximately 2,200 individual companies, approximately half of which are located outside of the U.S. Research also provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies, securities and economic trends. Research provides support for the sales and trading of equity and fixed income securities in the form of quantitative, qualitative and credit analyses and the development of research products and publications such as Macroscope/SM/ and The Competitive Edge/SM/. Research provides analytical support and publishes reports on mortgage-related securities and the markets in which they are traded and does original research on valuation techniques. Research's information and data are disseminated to investors through various third-party distributors, proprietary Internet sites such as Client Link, and through Morgan Stanley's sales forces.

Other. Morgan Stanley also engages in other businesses, including aircraft financing activities. Morgan Stanley owns Ansett Worldwide Aviation Services, one of the world's leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world.

Competition and Regulation.

Competition. Morgan Stanley encounters intense competition in its Securities business and competes directly in the U.S. and globally with other securities and financial services firms. The principal competitive factors affecting Morgan Stanley's Securities business include Morgan Stanley's reputation, the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Morgan Stanley experiences competition for qualified employees from the financial services, insurance and management consulting industries and from private equity funds. Morgan Stanley's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees. Morgan Stanley's ability to access capital at competitive rates (which is generally dependent on Morgan Stanley's credit ratings) and to commit capital efficiently, particularly in its capital-intensive investment banking and sales, trading, financing and market-making activities, also affects its competitive position. Morgan Stanley has increasingly been requested to provide financing or financing commitments in connection with certain investment banking activities. This activity is expected to continue and may grow in the future.

Besides competition from firms traditionally engaged in the financial services business, Morgan Stanley has experienced increasing competition in recent years from other sources, such as commercial banks, insurance companies, online financial services providers, sponsors of mutual funds and other companies offering financial services in the U.S. and globally and through the Internet. The financial services industry has continued to experience consolidation and convergence, as institutions involved in a range of financial services industries have merged. This convergence trend is expected to continue and could result in Morgan Stanley's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

Regulation. Morgan Stanley's Securities business is, and the securities, commodities and financial services industries generally are, regulated extensively in the U.S. at the federal and state levels and internationally. Morgan Stanley is regulated by the various regulatory bodies charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

MS&Co. and MSDWI are registered as broker-dealers with the Securities and Exchange Commission (the "SEC") and in all 50 states, the District of Columbia and Puerto Rico, and are members of various self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the "NASD"), and various securities exchanges, including the New York Stock Exchange, Inc. (the "NYSE"). Broker-dealers are regulated by securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The SEC, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute administrative proceedings against broker-dealers or members, which could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or member or its officers or employees, or other similar consequences.

Margin lending by certain subsidiaries is regulated by the Federal Reserve Board's restrictions on lending in connection with customer purchases of securities, and such subsidiaries are also required by NASD and NYSE rules to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, Morgan Stanley's margin policies are more stringent than these rules.

As futures commission merchants, MS&Co. and MSDWI's activities in the futures and options-on-futures markets are regulated by the Commodity Futures Trading Commission (the "CFTC") and various domestic boards of trade and other commodity exchanges. Certain subsidiaries of Morgan Stanley are registered with the CFTC as commodity trading advisers and/or commodity pool operators. Morgan Stanley's futures and options-on-futures business is also regulated by the National Futures Association, a not-for-profit membership corporation that the CFTC has designated as a registered futures association, and of which MS&Co. and MSDWI are members.

Morgan Stanley conducts some of its government securities activities through Morgan Stanley Market Products Inc., a member of the NASD registered as a government securities broker-dealer with the SEC and in certain states. The Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of Morgan Stanley.

Morgan Stanley's Securities business is also regulated extensively by various non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. The Financial Services Authority, the London Stock Exchange, the London International Financial Futures and Options Exchange and other regulatory bodies and exchanges regulate Morgan Stanley's Securities business in the U.K.; the Deutsche Borse AG, the Bundesaufsichtsamt fur das Kreditwesen (the Federal Banking Supervisory Authority) and Bundesaufsichtsamt fur den Wertpapierhandel (the Federal Securities Trading Supervisory Authority), among others, regulate Morgan Stanley's Securities activities in the Federal Republic of Germany; the Financial Services Agency, the Japanese Ministry of Finance, the Bank of Japan and the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate Morgan Stanley's Securities business in Japan; the Hong Kong Securities and Futures Commission, The Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate Morgan Stanley's Securities operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate Morgan Stanley's Securities business in Singapore.

As registered broker-dealers and member firms of the NYSE, certain subsidiaries of Morgan Stanley, including MS&Co. and MSDWI, are subject to the SEC's net capital rule, and, as futures commission merchants, MS&Co. and MSDWI are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements applicable to Morgan Stanley's subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form.

Compliance with the capital requirements may limit Morgan Stanley's operations requiring the intensive use of capital, such as underwriting, principal investing, trading activities, lending and the financing of customer account balances. Such requirements also restrict Morgan Stanley's ability to withdraw capital from its subsidiaries, which in turn may limit Morgan Stanley's ability to pay dividends, repay debt or redeem or purchase shares of its outstanding capital stock. A change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect Morgan Stanley's ability to pay dividends or to expand or maintain present business levels.

Occasionally, Morgan Stanley's subsidiaries have been subject to investigations, other proceedings, fines and sanctions relating to infractions of various regulations relating to their Securities activities. None of these regulatory actions has had a material adverse effect on Morgan Stanley or its business as a whole to date, but may be material to Morgan Stanley's operating results for a particular future period, depending, upon other things, on the level of Morgan Stanley's income for such period.

New legislation or regulations, including any legislation or regulations relating to the activities of broker-dealers and their affiliates (such as the USA Patriot Act of 2001 and other money laundering legislation); changes in rules promulgated by the SEC or other U.S. or international governmental, regulatory or self-regulatory authorities (such as changes to the U.S. Internal Revenue Code and related regulations or rules promulgated by the Financial Accounting Standards Board); or changes in the interpretation or enforcement of existing laws and regulations, may materially adversely affect the financial condition or results of operation of Morgan Stanley.

Morgan Stanley Bank is an industrial loan company chartered under the laws of the State of Utah. Morgan Stanley Bank has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Utah state banking commission and the FDIC. See also "Credit Services - Competition and Regulation - Regulation."

                             Investment Management

Morgan Stanley has one of the largest global asset management organizations of any full-service securities firm, with $459 billion of assets under management or supervision (which includes certain assets reported in Securities) at November 30, 2001. Morgan Stanley has portfolio managers located in the U.S., Europe, Japan, Singapore, and India who manage a variety of investment advisory products, ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investments in developed and emerging markets. Through various service companies, distribution subsidiaries and investment advisors, principally, Morgan Stanley Investment Advisors Inc. ("Morgan Stanley Investment Advisors"), Van Kampen Asset Management Inc.,
Van Kampen Investment Advisory Corp., Morgan Stanley Investments LP and Morgan Stanley Investment

Management Inc., Morgan Stanley offers clients various investment styles, including value, growth, and blended; active and passive management; and diversified and concentrated portfolios. During fiscal 2001, Morgan Stanley integrated its investment management activities (which are principally conducted under the Morgan Stanley Investment Management brand) and aligned Investment Management's and the Individual Investor Group's marketing, sales and product development support groups for greater client synergy.

Individual Investors. Morgan Stanley provides a variety of investment products and services to individual investors including proprietary open- and closed-end mutual funds, separately managed accounts and UITs. Additionally, investment products are available through intermediary platforms, such as 401(k) plans and variable annuities. Morgan Stanley serves individual investors through its proprietary network of financial advisors who offer, among other things, Morgan Stanley- and Van Kampen-branded products. Morgan Stanley also offers Van Kampen-branded products through a large and diversified network of unaffiliated national and regional broker-dealers, commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners ("retail distributors"). The non-proprietary network encompasses over 250,000 financial advisors, and includes preferred distribution relationships with several retail distributors. A small number of retail distributors account for a substantial portion of Van Kampen sales in that network. Morgan Stanley also distributes investment products to individuals outside the U.S. through international non-proprietary distributors.

Institutional Investors. Morgan Stanley provides investment products and services to institutional investors worldwide, including corporations, non-profit organizations, governmental agencies, insurance companies and banks. Products are available to institutional investors through separately managed accounts, U.S. and non-U.S. mutual funds, variable annuities, life products and other pooled vehicles. Morgan Stanley also sub-advises funds for various financial institutions and intermediaries. A global proprietary sales force and a group covering the investment consultant industry serve institutional investors.

Competition and Regulation.

Competition. Morgan Stanley's Investment Management business competes in the highly competitive asset management industry. Several factors affect competition in the sale of these investment products, including investment objectives and performance, advertising and sales promotion efforts, fee levels, distribution channels and types and quality of services offered. Besides fund products offered by other broker-dealers, the funds Morgan Stanley offers compete with funds asset management firms and other providers sell directly (including through the Internet), as well as with other investment alternatives.

Regulation.   Certain subsidiaries, including MS&Co., MSDWI and those related to Morgan Stanley Investment Advisors, Van Kampen Asset Management Inc. and Morgan Stanley Investment Management Inc., are registered as investment advisors with the SEC and in certain states. Many aspects of Morgan Stanley's investment advisory business are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley's engaging in the investment advisory business for specified periods of time, the revocation of registrations, other censures and fines.

Morgan Stanley's Investment Management business is also regulated outside the U.S. For example, the Financial Services Authority regulates Morgan Stanley's Investment Management business in the U.K.; the Japanese Ministry of Finance and the Japan Securities Investment Advisors Association regulates Morgan Stanley's Investment Management business in Japan; the Securities and Exchange Board of India regulates Morgan Stanley's Investment Management business in India; and the Monetary Authority of Singapore regulates Morgan Stanley's Investment Management business in Singapore.

Morgan Stanley Trust, a wholly-owned subsidiary of Morgan Stanley, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision ("OTS") and by the FDIC. Morgan Stanley Trust is also a registered transfer agent and shareholder servicing agent subject to regulation and examination in such capacity by the SEC. As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company ("SLHC") and subject to regulation and examination by the OTS as a SLHC.

                                Credit Services

Based on its approximately 45.7 million general purpose credit card accounts as of November 30, 2001, Morgan Stanley, through its Credit Services business, is one of the largest single issuers of general purpose credit cards in the U.S. Morgan Stanley's Credit Services business includes DFS, which operates Credit Services' proprietary general purpose credit card business; its Discover Business Services, Morgan Stanley's proprietary merchant and cash access network; and related consumer finance products and services.

Credit Cards and Services.   DFS offers general purpose credit cards designed
to appeal to different market segments of consumers for use through Discover Business Services. DFS offers several brands of proprietary cards, including the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card (offered in the U.K. on the Europay/MasterCard network), as well as affinity cards. DFS offers cardmembers various products and financial services, including home loans, personal loans, credit insurance coverage and auto insurance products. DFS also offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other credit sources.

DFS also offers cardmembers numerous customer services, including many available online. Cardmembers may register their account online with the Discover Card Account Center, which offers Discover Inter@ctive(R), a menu of free e-mail notifications that inform cardmembers about the status of their accounts, including reminders that a cardmember's credit limit is approaching or that a minimum payment is due. Cardmembers may also view detailed account information online, such as recent transactions and account payments. Cardmembers may pay their Discover Card bills online via the SmartCheck/SM/ payment option at no cost and receive exclusive discounts and special Cashback Bonus(R) awards by shopping online at the Internet ShopCenter/SM/. In addition, the Discover deskshop(R) 3.0 virtual credit card enables cardmembers to use a single use credit card number (a unique credit card number used for purchases at a single web site) for online purchases so that the cardmembers never have to reveal their actual card number online. As of November 30, 2001, DFS had over 7 million cardmembers registered on the Discover Card Account Center.

Merchants.   Only merchants that are members of the Discover Business Services network accept the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card and DFS's other proprietary general purpose credit cards (exclusive of the Morgan Stanley Card). Since its establishment in 1986, the Discover Business Services network has expanded and is the largest independent credit card network in the U.S., consisting of approximately 4 million merchant and cash access locations accepting credit cards carrying the Discover logo.

DFS operates the issuing and acquiring businesses in the U.S. and accordingly retains the entire merchant fee paid for transactions effected through the Discover Business Services network. Because of its independence from the bankcard associations, DFS can provide customized programs to its merchants in such areas as processing and the exchange of business surplus online and to otherwise tailor program terms to meet specific merchant needs. DFS utilizes its own national sales and support force as well as independent sales agents to increase and maintain its merchant base. In addition, DFS conducts telemarketing operations to acquire merchant business.

Marketing.   DFS is distinguishable from credit card issuers that are members of bankcard associations because it directly controls the brand image, features, service level and pricing of the Discover Classic Card and its other U.S. proprietary general purpose credit cards to cardmembers and merchants. In contrast, bankcard association credit card issuers compete directly with other issuers using the same brands and sharing common processes. Because DFS manages all aspects of cardmember and merchant relationships with respect to its proprietary credit card programs, it can determine and promote its advertising campaign on a consistent, nationwide basis and control the campaign's content, timing and promotional features.

DFS promotes its proprietary general purpose credit cards through the use of different and distinctive features that are designed to appeal to different consumer bases. For instance, pursuant to the Cashback Bonus award program, DFS pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Card cardmembers electing this feature up to 1% of their purchase amounts based upon their annual level and type of purchases. The Cashback Bonus award may be remitted to cardmembers in the form of a check, a credit to their accounts, an exchange of the Cashback Bonus award for certain products or services or a donation to supported charities.

Credit.   DFS conducts credit reviews to establish that cardmembers meet standards of ability and willingness to pay. Applications that are not pre-selected are evaluated by using a credit scoring system (a statistical evaluation model) based on information provided by applicants and by credit bureaus. Applications screened under the credit scoring system may be selectively reviewed and approved or not approved by DFS's credit analysts.

All applicants receiving pre-selected solicitations satisfy DFS's specified criteria and have been pre-screened through credit bureaus utilizing industry and customized models. Pre-screening involves independent credit reporting agencies that identify individuals satisfying creditworthiness criteria supplied by DFS (in the form of a point scoring model or other screening factors) that are intended to provide a general indication, based on available information, of such person's ability and willingness to pay their financial obligations. Recipients responding to DFS's pre-selected solicitations are post-screened prior to enrollment to confirm continued satisfaction of DFS's criteria.

Cardmembers' credit lines are reviewed at least annually and may be reviewed more frequently if the cardmember requests or if DFS deems more frequent review appropriate. Such reviews include scoring the cardmember's payment behavior on the account and reviewing the cardmember's credit bureau record. Based on the review, the cardmember's credit line may be raised or lowered or the account may be closed. In addition, DFS, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles.

Operations.   DFS performs the functions required to service and operate its proprietary card accounts either by itself or through agreements with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services and collection of delinquent accounts. DFS maintains several operations centers throughout the U.S. and one in Scotland. Systems at computer centers operated by an unaffiliated communication services provider also support DFS's operations.

Competition and Regulation.

Competition.   Morgan Stanley's Credit Services business competes in the
competitive credit card industry. The credit card market includes other bank-issued credit cards (the vast majority of which bear the MasterCard and/or Visa servicemark) and charge cards and credit cards issued by travel and entertainment companies. Competition centers on merchant acceptance, account acquisition and customer utilization. Merchant acceptance is based on competitive transaction pricing and the volume and usage of credit cards in circulation. Account acquisition and customer utilization are driven by the offering of credit cards with competitive and appealing features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. The credit card industry has increasingly used advertising, targeted marketing and pricing competition in interest rates, annual fees and reward programs in order to compete effectively and grow. Issuers also seek to attract balances from competing sources of credit via low-priced balance transfer programs.

Regulation.   Morgan Stanley conducts substantial portions of its Credit
Services business in the U.S. through Discover Bank, a wholly-owned indirect subsidiary. Discover Bank is a state bank chartered under the laws of the State of Delaware. Discover Bank has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Delaware state banking commissioner and by the FDIC.

Generally, a company that controls a "bank," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), is required to register as a bank holding company and is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. However, pursuant to the BHCA (as amended by the Competitive Equality Banking Act of 1987 (the "CEBA") and more recently by the Gramm Leach Bliley Act of 1999 (the "GLBA")), Discover Bank may only engage in either commercial lending or taking demand deposits (but not both) for Morgan Stanley to maintain its non-bank holding company status under the grandfather provisions of the CEBA and GLBA amendments to the BHCA. Morgan Stanley is also permitted to own Morgan Stanley Bank without registering as a bank holding company because Morgan Stanley Bank is not considered a "bank" under the BHCA (as amended by the GLBA). See also "Securities--Competition and Regulation--Regulation."

Federal and state consumer protection laws and regulations regulate extensively the relationships among cardholders and credit card issuers. Under federal law, Discover Bank may charge interest at the rate allowed by Delaware law, the state in which it is located, and export such interest rate to all other states. Delaware law does not limit the amount of interest that may be charged on loans of the types offered by Discover Bank. Federal and state bankruptcy and debtor relief laws affect Morgan Stanley to the extent such laws result in any loans being charged off as uncollectible.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Discover Bank currently uses brokered deposits as a funding source and, if it were not able to do so, its funding costs could increase.

Certain acquisitions of Morgan Stanley's common stock may be subject to regulatory approval and notice under federal and state banking law. In addition, Discover Bank would no longer qualify for grandfather rights under the CEBA (as amended by the GLBA) if direct or indirect control of Discover Bank were transferred to an unaffiliated third party. In that event, the third party would have to operate in a manner permissible for a bank holding company under the BHCA (as amended by the GLBA).

Morgan Stanley Dean Witter Bank Limited ("Morgan Stanley Bank Limited"), Morgan Stanley's chartered bank in the U.K., is governed primarily by the U.K.'s Financial Services and Markets Act 2000. Morgan Stanley Bank Limited is subject to regulation related to capital adequacy, consumer protection and deposit protection. Morgan Stanley Bank Limited's activities are supervised by the Financial Services Authority, which conducts periodic examinations of its operations and records, and by the Office of Fair Trading in relation to consumer credit activities.

                     Executive Officers of Morgan Stanley

The executive officers of Morgan Stanley (all of whom are members of Morgan Stanley's Management Committee) as of February 14, 2002 are set forth below.

Philip J. Purcell (58).   Chairman of the Board of Directors and Chief
Executive Officer of Morgan Stanley (since the Merger). Chairman of the Board of Directors and Chief Executive Officer of Dean Witter Discover (1986 to the Merger). Director or trustee of approximately 100 registered investment companies for which Morgan Stanley Investment Advisors serves as investment manager or investment adviser. Director of AMR Corporation.

Robert G. Scott (56). President and Chief Operating Officer and Director of Morgan Stanley (since March 2001). Executive Vice President and Chief Financial Officer of Morgan Stanley (the Merger to March 2001). Head of Morgan Stanley Group's Investment Banking Division (1994 to 1996). Managing Director of MS&Co. (since 1979).

Tarek F. Abdel-Meguid (46). Head of Morgan Stanley's Investment Banking Division (since September 2000). Deputy head of Morgan Stanley's Investment Banking Division (1997 to September 2000). Deputy head and then head of Morgan Stanley Group's Corporate Finance Department (June 1995 to the Merger). Managing Director of MS&Co. (since 1991).

Stephen S. Crawford (37). Executive Vice President and Chief Financial Officer of Morgan Stanley (since March 2001). Executive Vice President and Chief Strategic and Administrative Officer of Morgan Stanley (June 2000 to March
2001). Managing Director of MS&Co. (since 1998) and Executive Director of MS&Co. (1995 to 1998).

Zoe Cruz (47). Head of Morgan Stanley's Fixed Income Division (since September
2000). Head of Morgan Stanley's Foreign Exchange Department (August 1993 to September 2000). Managing Director of MS&Co. (since 1990).

John P. Havens (45). Head of Morgan Stanley's Institutional Equity Division (since September 2000). Managing Director of MS&Co. (since 1990).

Roger C. Hochschild (37). Chief Strategic and Administrative Officer of Morgan Stanley (since March 2001). Executive Vice President of DFS (November 1998 to February 2001). Senior executive at MBNA America Bank (1994 to 1998) where his last position was Senior Executive Vice President.

Donald G. Kempf, Jr. (64). Executive Vice President, Chief Legal Officer and Secretary of Morgan Stanley (since December 1999). Partner at the law firm of Kirkland & Ellis (1971 to December 1999) and a member of its management committee (1981 to 1998).

Mitchell M. Merin (48). President and Chief Operating Officer of Morgan Stanley's Investment Management business (since December 1998). President and Director of Morgan Stanley Investment Advisors (since April 1997) and its Chief Executive Officer (since June 1998). Executive Vice President and Chief Administrative Officer of Dean Witter Discover (1994 to the Merger). President of approximately 100 registered investment companies for which Morgan Stanley Investment Advisors serves as investment manager or investment adviser. Director or trustee of approximately 25 registered investment companies for which Van Kampen Advisors Inc. (or a subsidiary thereof) serves as investment manager or investment adviser.

David W. Nelms (40). President and Chief Operating Officer of DFS and Chairman of Discover Bank (since September 1998). Senior executive at MBNA America Bank (1992 to 1998) where his last position was Vice Chairman.

Stephan F. Newhouse (54). Co-President and Chief Operating Officer of Morgan Stanley's Institutional Securities Group (since September 2000) and Chairman of the Board of Morgan Stanley & Co. International Limited (since December 2000). Deputy head of Morgan Stanley's Institutional Securities Group (December 1997 to September 2000). Director and Vice Chairman of MS&Co. (since December 1997) and Managing Director of MS&Co. (since 1988).

Vikram S. Pandit (45). Co-President and Chief Operating Officer of Morgan Stanley's Institutional Securities Group (since September 2000). Head of Morgan Stanley's Institutional Equity Division (the Merger to September 2000). Head of Morgan Stanley Group's Equity Division (January 1997 to the Merger). Managing Director of MS&Co. (since January 1990). Director of Nasdaq Stock Market, Inc.

Joseph R. Perella (60). Chairman of Morgan Stanley's Institutional Securities Group (since September 2000). Head of Morgan Stanley's Investment Banking Division (the Merger to September 2000). Head of Morgan Stanley Group's Investment Banking Division (January 1997 to the Merger). Head of Morgan Stanley Group's Corporate Finance Department (May 1995 to December 1996). Managing Director of MS&Co. (since November 1993).

John H. Schaefer (49). President and Chief Operating Officer of Morgan Stanley's Individual Investor Group (since June 2000). Executive Vice President and Chief Strategic and Administrative Officer of Morgan Stanley (June 1998 to June 2000). Head of Corporate and Strategic Planning for Morgan Stanley (the Merger to June 1998). Executive Vice President and Director of Corporate Finance for Dean Witter Discover (1991 to the Merger).

Item 2. Properties.* Morgan Stanley owns its executive offices, located at 1585 Broadway, New York, New York, where it occupies approximately 958,000 square feet as its New York headquarters. Morgan Stanley also owns a 600,000 square foot building in Riverwoods, Illinois that houses Credit Services' executive offices and an adjacent 45 acre parcel where an additional 500,000 square feet of office space is currently under construction. Morgan Stanley occupies approximately 2,000,000 square feet at various locations in Manhattan under leases expiring between 2002 and 2013. In addition, Morgan Stanley leases approximately 419,000 square feet in Brooklyn, New York under a lease expiring in 2013. In January 2002, Morgan Stanley preliminarily agreed to purchase a 725,000 square feet office building on 107 acres in Westchester County, New York.

Morgan Stanley's London headquarters are located at 25 Cabot Square, Canary Wharf where the firm occupies approximately 451,000 square feet and owns the ground lease obligation and freehold interest in the land and the building. Morgan Stanley also leases approximately 400,000 square feet at 20 Cabot Square and at other locations in Canary Wharf, under lease arrangements expiring between 2002 and 2020. Morgan Stanley is committed to leasing for 25 years an aggregate of approximately 676,000 square feet in two buildings under construction at Canary Wharf. One lease commenced in 2001 and the other is expected to commence in 2003.

Morgan Stanley's Tokyo headquarters are located in Sapporo's Yebisu Garden Place, Ebisu, Shibuya-ku, where the firm occupies approximately 297,000 square feet under a lease expiring in 2002, but renewable at Morgan Stanley's option in two-year increments.

Morgan Stanley's subsidiaries have offices, operations and processing centers and warehouse facilities located throughout the U.S., and certain subsidiaries maintain offices and other facilities in international locations. Morgan Stanley's properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Facilities owned or occupied by Morgan Stanley and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

Item 3. Legal Proceedings. Morgan Stanley is involved in the following legal proceedings:

I. Term Trust Matters. A putative class action, Thomas D. Keeley, et al. v. Morgan Stanley DW Inc., et al. (the "Keeley Action"), was commenced in the California Superior Court, Orange County, on October 27, 1994 and later consolidated with three similar class actions. Defendants are Morgan Stanley, MSDWI, Morgan Stanley Distributors Inc., Morgan Stanley Investment Advisors, Morgan Stanley Services Company Inc., TCW Management Co., Trust Company of the West, TCW Asset Management Co., Inc., TCW Funds Management, Inc. and eight individuals, including two MSDWI employees. Plaintiffs allege breach of fiduciary duty, unjust enrichment, fraud, deceit and violation of the California Corporation Code in the marketing and selling of the TCW/DW Term Trusts 2000, 2002 and 2003. Plaintiffs seek unspecified compensatory and punitive damages.

--------
* The indicated total aggregate square footage leased is as of January 31, 2002 and does not include space occupied by Morgan Stanley securities branch offices.

The settlement of the Keeley Action was approved on December 7, 2001. On October 13, 1998, three separate state court actions were filed in New Jersey, New York and Florida. The defendants' motions to dismiss the New Jersey and New York actions were granted on February 2, 2000 and May 3, 2000, respectively, and the dismissals were not appealed. The Florida action was removed to the U.S. District Court for the Middle District of Florida on November 10, 1998 and was remanded to state court by order dated October 2, 2000.

On November 20, 2000 the Department of Enforcement of the National Association of Securities Dealers Regulation, Inc. ("NASDR") issued a complaint against MSDWI and two individual respondents alleging violations of certain NASDR Conduct Rules, including misrepresentation and omissions, in connection with the internal marketing relating to the sale of three TCW/DW Term Trusts in 1992 and 1993. The complaint generally requests sanctions, disgorgement and costs that are not specified in detail. All three respondents filed motions to dismiss on the grounds of timeliness that were granted by a hearing panel on December 14, 2001. The matter has been called for review before the National Adjudicatory Council of the NASDR.

II. In re Merrill Lynch, et al. Securities Litigation. On January 19, 1995, a putative class action was filed in the U.S. District Court for the District of New Jersey on behalf of all persons who placed market orders to purchase or sell securities listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") with MSDWI between November 4, 1992 and November 4, 1994. The complaint, consolidated with another action against other brokerage firms, seeks unspecified damages and alleges that MSDWI failed to provide best execution of customer market orders for NASDAQ securities. The complaint asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") and Rule 10b-5 promulgated thereunder and state law claims for breach of fiduciary duty and unjust enrichment. On November 8, 1999, the district court denied plaintiffs' motion for class certification. On August 6, 2001, the district court decision denying plaintiffs' motion for class certification was affirmed by a three-judge panel of the U.S. Court of Appeals for the Third Circuit. On November 18, 2001, plaintiffs' petition for re-hearing with suggestion of a re-hearing en banc was denied.

III. Penalty Bid Litigation. On or about August 21, 1998, a purported class action complaint, Friedman, et al. v. Salomon Smith Barney, et al., was filed in the U.S. District Court for the Southern District of New York (the "SDNY") against Morgan Stanley and nine other underwriters of securities. An amended complaint, dated February 15, 1999, was filed against Morgan Stanley and sixteen other underwriters of securities. The amended plaintiff class purports to consist of all retail brokerage customers who purchased securities in public offerings from defendants and their alleged co-conspirators at artificially inflated prices. The amended complaint alleges that defendants and their co-conspirators engaged in anticompetitive activity with respect to the distribution of securities in public offerings by agreeing (i) to discourage retail customers from "flipping" or selling shares purchased in public offerings prior to the expiration of a purported "retail restricted period" (a period alleged to have been arbitrarily set by the syndicate manager during which restraints on retail accounts are imposed), and/or (ii) to penalize retail customers who "flipped," and/or (iii) otherwise to prevent retail customers from "flipping." The amended complaint also alleges that similar restraints were not imposed on institutional purchasers of shares in public offerings. The amended complaint alleges violations of Section 1 of the Sherman Act and breach of fiduciary duty, and seeks compensatory, treble and punitive damages in unspecified amounts, injunctive relief, costs and expenses, including attorneys', accountants' and experts' fees. On December 7, 2000, defendants' motion to dismiss was granted with prejudice. On January 22, 2001, plaintiffs' motion for reconsideration was denied. On February 20, 2001, plaintiffs filed a notice of appeal of the dismissal.

IV. IPO Fee Litigation. On March 15, 1999, a consolidated amended complaint (consolidating three purported class action complaints filed in November and December of 1998 in the SDNY), captioned In re Public Offering Fee Antitrust Litigation, was filed in the SDNY against Morgan Stanley and 24 other underwriters. The consolidated amended complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell initial public offering ("IPO") securities of U.S. companies by invariably setting the underwriters' spread at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief, as well as costs, including reasonable attorneys' fees. Two additional purported class actions were filed by issuer plaintiffs against Morgan Stanley and other underwriters, captioned CHS Electronics, Inc. v. Credit Suisse First Boston Corporation, et al., (U.S. District Court for the Southern District of Florida on or about August 3, 2000) and Weinman v. Salomon Smith Barney Inc., et al. (SDNY on or about October 13, 2000), respectively. By court order, both actions were consolidated with In re Public Offering Fee Antitrust Litigation on January 12, 2001.

On February 9, 2001, the court in In re Public Offering Fee Antitrust Litigation dismissed the consolidated amended complaint with prejudice and also denied plantiffs' motion to further amend the complaint to add an issuer plaintiff. The CHS Electronics and Weinman actions were not affected by this decision. On March 26, 2001, plaintiffs filed a motion to vacate or in the alternative a motion for reconsideration in In re Public Offering Fee Antitrust Litigation. On April 11, 2001, the court entered an order denying plaintiffs' motion to vacate or in the alternative for reconsideration in In re Public Offering Fee Antitrust Litigation. On May 10, 2001, plaintiffs filed a notice of appeal.

On May 23, 2001, the court consolidated the issuer plaintiff actions, including CHS Electronics and Weinman, under a new caption entitled In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. On July 6, 2001, plaintiffs filed a consolidated class action complaint. On September 28, 2001, defendants filed a motion to dismiss the consolidated class action complaint.

V. IPO Allocation Matters. On or about March 9, 2001, a purported class action complaint, captioned Billing v. Credit Suisse First Boston Corp., et al., was filed in the SDNY against Morgan Stanley and six other underwriters of various IPOs. The complaint alleges that defendants and their co-conspirators conspired to increase underwriters' compensation and the prices at which securities traded after the IPOs in violation of the federal antitrust laws, particularly
Section 1 of the Sherman Act. The complaint alleges that defendants required customers who wanted large allocations of IPO securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions; required customers to agree to buy shares of securities offered in the IPOs after the IPOs were completed at prices higher than the IPO price ("tie-in purchases"); and required that such tie-in purchases be made at specified escalating price levels designed to increase and inflate the price of the securities in the secondary market. During fiscal 2001, numerous other purported class action complaints making similar factual allegations and alleging violations of federal and/or state antitrust laws were filed against Morgan Stanley and numerous other underwriters in the SDNY. The several purported class action antitrust complaints, purportedly brought on behalf of purchasers of stock in the IPOs or the aftermarket, have been consolidated before one judge in the SDNY.

In addition, during fiscal 2001, numerous purported class actions were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. Many of these complaints make factual allegations similar to the Billing complaint, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the "Securities Act") and Section 10(b) of the Securities Exchange Act. Some of the complaints also allege that continuous "buy" recommendations by the defendants' research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. These various purported class action securities complaints have been coordinated for pre-trial purposes before one judge in the SDNY (different from the judge handling the antitrust complaints). A motion to recuse this judge filed by certain co-defendants has been denied, and a writ of mandamus before the U.S. Court of Appeals for the Second Circuit is pending.

During fiscal 2001, various governmental agencies issued subpoenas to Morgan Stanley (as well as certain other underwriters of IPOs) in connection with their investigations of the IPO allocation process. Morgan Stanley is cooperating with the investigations.

VI. Research Matters. During fiscal 2001, several purported class action complaints were filed against Morgan Stanley, and in certain cases other financial services firms, in various jurisdictions, including the SDNY and the

Supreme Court of the State of New York. These cases generally allege that analysts' research was improperly influenced in order to obtain investment banking business in violation of federal securities law or state law. Eight of the nine complaints originally filed in the SDNY have been dismissed with prejudice. The New York state court complaints have been removed to federal court; three of the four complaints have been voluntarily dismissed without prejudice, and the fourth is subject to pending motions to dismiss and to remand back to state court.

VII. Nelson, et al. v. Aim Advisors, Inc., et al. Effective October 16, 2001, plaintiffs filed a second amended complaint in the United States District Court for the Southern District of Illinois against Morgan Stanley Investment Advisors, Morgan Stanley Distributors Inc., Van Kampen Asset Management Inc., Van Kampen Funds Inc. and approximately two dozen other mutual fund companies. This purported nationwide class action alleges that the distribution and advisor fees paid by the various mutual funds from May 1, 1991 to the present were unlawful and excessive, that each fund complex exercised a controlling influence over statutorily independent directors of each fund and that these fees were thus not properly approved. The complaint alleges that the defendants' actions violated the Investment Company Act of 1940, as well as common law fiduciary duties, and seeks, among other things, actual and punitive damages and declaratory relief. Defendants have moved to sever plaintiffs' claims and transfer venue, and these motions are pending.

VIII. Mutual Fund Valuation Matters. On September 28, 2001, a purported class action, Abrams v. Van Kampen Funds Inc., et al., was commenced in the United States District Court for the Northern District of Illinois against Van Kampen Funds Inc., Van Kampen Investment Advisory Corp., Van Kampen Prime Rate Income Trust ("Van Kampen Trust") and certain of Van Kampen Trust's officers and trustees. The complaint alleges that during the period between September 30, 1998 and March 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating Van Kampen Trust's net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. An additional purported class action complaint, Callis v. Van Kampen Funds Inc., et al., was filed in the same court and was consolidated with the Abrams action by court order on December 5, 2001. On January 22, 2002, defendants moved to dismiss the consolidated complaint in its entirety.

An additional purported class action, Hicks v. Morgan Stanley & Co., et al., was filed on November 14, 2001 in the SDNY against Morgan Stanley & Co., Morgan Stanley Dean Witter Services Company Inc., Morgan Stanley Investment Advisors, Morgan Stanley Dean Witter Prime Income Trust ("Morgan Stanley Trust") and certain of Morgan Stanley Trust's officers and trustees. The complaint alleges that during the period between November 1, 1998 and April 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating Morgan Stanley Trust's net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. On December 18, 2001, an additional purported class action complaint, Holzer v. Morgan Stanley & Co., et al., was filed against defendants in the SDNY making factual allegations similar to the Hicks complaint.

IX. Japanese Short Selling Matter. On February 1, 2002, the Financial Services Agency of Japan ("FSA") announced sanctions against Morgan Stanley Japan Limited ("MSJL"), Morgan Stanley's Tokyo-based broker-dealer subsidiary, for short sale violations and creating an artificial market relating to Japanese equities trades executed on December 4, 2001. MSJL notified the Securities and Exchange Surveillance Commission ("SESC") of this incident, fully cooperated with the SESC's investigation and provided the full details of all relevant trading activity. Based on the SESC's recommendations, the FSA suspended MSJL from trading equities for its proprietary accounts for five weeks between February 4 and March 8, 2002 and ordered Morgan Stanley to submit a business improvement plan. On February 1, 2002, the Japanese Ministry of Finance announced that it had also suspended MSJL from underwriting Japanese government bonds and participating in bond auctions from February 4 to March 8, 2002.

X. Other. In addition to the matters described above, Morgan Stanley, including MS&Co. and MSDWI, has been named from time to time as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution, certain of which legal actions include large claims for punitive damages. Morgan Stanley, including MS&Co. and MSDWI, is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties or fines. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases such as some of those described above in which substantial damages are sought, Morgan Stanley cannot state what the eventual outcome of pending matters will be. Morgan Stanley is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, but may be material to Morgan Stanley's operating results for a particular period, depending, upon other things, on the level of Morgan Stanley's income for such period.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Morgan Stanley's common stock trades on the NYSE and The Pacific Exchange. Morgan Stanley had approximately 146,000 holders of record at November 30, 2001; however, the number of beneficial owners of common stock is believed to exceed this number.

Set forth below is the low and high sales prices per share of Morgan Stanley's common stock for each full quarterly period within the two most recent fiscal periods and the frequency and amount of any cash dividends declared per share of Morgan Stanley's common stock for the last eight fiscal quarters.

                                     Low        High
                                  Sale Price Sale Price Dividends
                                  ---------- ---------- ---------
Fiscal 2001:
   Fourth Quarter...............   $35.75    $ 59.60     $0.23
   Third Quarter................   $50.10    $ 66.40     $0.23
   Second Quarter...............   $44.10    $ 75.23     $0.23
   First Quarter................   $61.63    $ 90.49     $0.23

Fiscal 2000:
   Fourth Quarter...............   $60.63    $110.00     $0.20
   Third Quarter................   $70.13    $108.50     $0.20
   Second Quarter...............   $62.38    $ 97.38     $0.20
   First Quarter................   $58.63    $ 71.44     $0.20

Item 6.  Selected Financial Data.

                       MORGAN STANLEY DEAN WITTER & CO.
                            SELECTED FINANCIAL DATA
            (dollars in millions, except share and per share data)

                                                                         Fiscal Year(1)
                                                              ------------------------------------
                                                               2001    2000   1999   1998    1997
                                                              ------  ------ ------ ------  ------
Income Statement Data:
Revenues:
   Investment banking........................................ $3,415  $5,008 $4,523 $3,339  $2,694
   Principal transactions:
       Trading...............................................  5,501   7,361  5,796  3,159   3,191
       Investments...........................................   (316)    193    725     89     463
Commissions..................................................  3,153   3,645  2,774  2,208   2,066
Fees:
   Asset management, distribution and administration.........  4,078   4,286  3,377  3,041   2,554
   Merchant and cardmember...................................  1,345   1,323  1,074  1,236   1,351
   Servicing.................................................  1,904   1,450  1,194    928     762
Interest and dividends....................................... 24,127  21,234 14,880 16,385  13,583
Other........................................................    520     485    244    284     144
                                                              ------  ------ ------ ------  ------
   Total revenues............................................ 43,727  44,985 34,587 30,669  26,808
Interest expense............................................. 20,779  18,176 12,515 13,463  10,806
Provision for consumer loan losses...........................  1,052     810    526  1,174   1,493
                                                              ------  ------ ------ ------  ------
   Net revenues.............................................. 21,896  25,999 21,546 16,032  14,509
                                                              ------  ------ ------ ------  ------
Non-interest expenses:
   Compensation and benefits.................................  9,397  10,936  8,398  6,636   6,019
   Other.....................................................  6,815   6,572  5,420  4,696   4,142
   Merger-related expenses...................................     --      --     --     --      74
                                                              ------  ------ ------ ------  ------
   Total non-interest expenses............................... 16,212  17,508 13,818 11,332  10,235
                                                              ------  ------ ------ ------  ------
Gain on sale of businesses...................................     --      35     --    685      --
                                                              ------  ------ ------ ------  ------
Income before income taxes, extraordinary item and cumulative
  effect of accounting change................................  5,684   8,526  7,728  5,385   4,274
Provision for income taxes...................................  2,074   3,070  2,937  1,992   1,688
                                                              ------  ------ ------ ------  ------
Income before extraordinary item and cumulative effect of
  accounting change..........................................  3,610   5,456  4,791  3,393   2,586
Extraordinary item...........................................    (30)     --     --     --      --
Cumulative effect of accounting change.......................    (59)     --     --   (117)     --
                                                              ------  ------ ------ ------  ------
Net income................................................... $3,521  $5,456 $4,791 $3,276  $2,586
                                                              ======  ====== ====== ======  ======
Earnings applicable to common shares(2)...................... $3,489  $5,420 $4,747 $3,221  $2,520
                                                              ======  ====== ====== ======  ======
Per Share Data:
Earnings per common share:
 Basic before extraordinary item and cumulative effect of
   accounting change.........................................  $3.29   $4.95  $4.33  $2.90   $2.19
 Extraordinary item..........................................  (0.03)     --     --     --      --
 Cumulative effect of accounting change......................  (0.05)     --     --  (0.10)     --
                                                              ------  ------ ------ ------  ------
 Basic.......................................................  $3.21   $4.95  $4.33  $2.80   $2.19
                                                              ======  ====== ====== ======  ======
 Diluted before extraordinary item and cumulative effect of
   accounting change.........................................  $3.19   $4.73  $4.10  $2.76   $2.08
 Extraordinary item..........................................  (0.03)     --     --     --      --
 Cumulative effect of accounting change......................  (0.05)     --     --  (0.09)     --
                                                              ------  ------ ------ ------  ------
 Diluted.....................................................  $3.11   $4.73  $4.10  $2.67   $2.08
                                                              ======  ====== ====== ======  ======

                                                            Fiscal Year(1)
                              -------------------------------------------------------------------------
                                  2001           2000           1999           1998           1997
                              -------------  -------------  -------------  -------------  -------------
Book value per common share..      $  18.64       $  16.91       $  14.85       $  11.94       $  11.06
Dividends per common share...      $   0.92       $   0.80       $   0.48       $   0.40       $   0.28
Balance Sheet and Other
  Operating Data:
Total assets.................      $482,628       $421,279       $366,967       $317,590       $302,287
Consumer loans, net..........        20,108         21,743         20,963         16,412         21,347
Total capital(3).............        61,633         49,637         39,699         37,922         33,577
Long-term borrowings(3)......        40,917         30,366         22,685         23,803         19,621
Shareholders' equity.........        20,716         19,271         17,014         14,119         13,956
Return on average common
  shareholders' equity.......          18.5%          30.9%          32.6%          24.5%          22.0%
Average common and equivalent
  shares(2).................. 1,086,121,508  1,095,858,438  1,096,789,720  1,151,645,450  1,149,636,466

--------
(1)Certain prior-period information has been reclassified to conform to the current year's presentation.
(2)Amounts shown are used to calculate basic earnings per common share.
(3)These amounts exclude the current portion of long-term borrowings and include Capital Units and Preferred Securities Issued by Subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold
Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

The Company's results of operations for the 12 months ended November 30, 2001 ("fiscal 2001"), November 30, 2000 ("fiscal 2000") and November 30, 1999 ("fiscal 1999") are discussed below.

Results of Operations.

Certain Factors Affecting Results of Operations.

The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events (such as the use of the Internet to conduct electronic commerce and the use of electronic communications trading networks); the availability and cost of credit; inflation; investor sentiment; and legislative, legal and regulatory developments (see also "Terrorist Attacks" herein). Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

The Company's Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Investment Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of Credit Services.

The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Securities business are the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Investment Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online financial service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally and through the Internet. The financial services industry also has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources, enhancement of its global franchise and management of costs. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based products that are designed to generate a continuing stream of revenues, evaluating credit product pricing, and managing risks and costs. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

Global Market and Economic Conditions in Fiscal 2001.

Global market and economic conditions during fiscal 2001 were significantly less favorable compared with those experienced during the prior fiscal year. The level of global economic activity declined throughout fiscal 2001, as the world's major economies, including the U.S., Japan and the European region, all experienced difficulties. These conditions contributed to sharp declines in the global equity markets, as well as lower levels of investment banking activity and retail investor participation in the financial markets. Such conditions were exacerbated by the terrorist attacks on the U.S. that occurred on September 11, 2001 (see "Terrorist Attacks" herein). It currently is not clear when these market and economic conditions will improve.

These conditions adversely affected the Company's fiscal 2001 results of operations, as the net income of each of its three business segments (Securities, Investment Management and Credit Services) declined from the record levels achieved in fiscal 2000. The Company's Securities business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2001 as compared with fiscal 2000. The decline in revenues in the Company's Investment Management business reflected a decrease in customer assets under management or supervision, while the Company's Credit Services business recorded lower net credit income due to higher charge-offs (see "Business Segments" herein).

In the U.S., market and economic conditions were difficult during fiscal 2001. Although the level of consumer spending remained steady for most of fiscal 2001, the rate of U.S. economic growth declined significantly, primarily reflecting lower levels of corporate investment and production. The reduced economic activity, coupled with lower corporate earnings and uncertainty about future business prospects, led to higher levels of unemployment and decreased consumer confidence. These conditions, as well as the reduction in the level of overall global economic activity, contributed to the declines experienced by U.S. equity markets. The terrorist attacks of September 11, 2001 placed additional pressure on the U.S. economy and financial markets in the fourth quarter of fiscal 2001 (see "Terrorist Attacks" herein). In response to these conditions, during fiscal 2001 the Federal Reserve Board (the "Fed") aggressively eased interest rates in order to stimulate economic activity and to avoid a recession. In 10 separate actions, the Fed lowered both the overnight lending rate and the discount rate by an aggregate of 4.5%. Subsequent to fiscal year-end, in December 2001 the Fed lowered both the overnight lending rate and the discount rate by an additional 0.25%.

Economic and market conditions also were difficult in Europe during fiscal 2001. The European region experienced lower levels of employment and industrial production, which was partially attributable to the slowdown in U.S. economic growth and the weakened global economy. As a result, the majority of equity market indices within the region declined during fiscal 2001. In response to these conditions, as well as increased indications of slowing economic growth within the European Union, particularly in Germany, the European Central Bank (the "ECB") lowered the benchmark interest rate within the European Union by an aggregate of 1.5% in four separate actions during fiscal 2001. The U.K. also was adversely affected by the difficult conditions in the global economy during fiscal 2001, which contributed to the decline in the nation's equity markets. Indications of weakened domestic demand, business activity and investment growth prompted the Bank of England to lower the benchmark interest rate by an aggregate of 2.0% in seven separate actions during fiscal 2001.

Economic and market conditions also were weak in the Far East during fiscal 2001. In Japan, financial markets continued to be adversely impacted by the worsening condition of the nation's economy. Throughout the year, the deceleration of global economic growth negatively impacted the level of Japan's exports, industrial production, corporate earnings and investment. In addition, consumer spending was sluggish, reflecting an increased unemployment rate and a decline in consumer confidence. In an effort to mitigate these conditions, the Bank of Japan lowered the official discount rate by an aggregate of 0.4% in three separate actions during fiscal 2001. Conditions elsewhere in the Far East also were difficult during fiscal 2001, as the region's export and production levels continued to be adversely impacted by the difficult conditions in Japan and by the overall global economic slowdown.

The decline in the worldwide market for mergers and acquisitions that began in mid-2000 steepened considerably during fiscal 2001, as economic growth slowed in both the U.S. and Europe and the level of corporate earnings declined. Activity continued to be diverse in terms of regional and industry breadth, reflecting the continuing need for consolidation and globalization in a variety of industries, including the financial services, the natural resources and the technology, media and telecommunications sectors. However, the number of transactions and the average transaction size fell significantly during fiscal 2001 as compared with fiscal 2000, as many companies responded to the difficult market and economic conditions by changing their focus from expansion to cost reduction.

The worldwide market for equity underwriting transactions was adversely affected by the significant uncertainty in the global financial markets, which contributed to a significant decline in transaction volume as compared with the prior year. In contrast, the market for fixed income underwritings was generally strong during fiscal 2001. The higher transaction volume primarily was attributable to the favorable global interest rate environment, as the major central banks reduced interest rates throughout fiscal 2001. As a result, many issuers took advantage of lower borrowing costs.

U.S. consumer demand and spending were resilient for much of fiscal 2001. However, toward the end of the year consumer confidence declined following the reduction in personal wealth, rising unemployment and general economic concerns. Consumer confidence was further weakened following the terrorist attacks of September 11, 2001 (see "Terrorist Attacks" herein), which significantly depressed consumer spending in the fourth quarter of fiscal 2001. There also was a rise in personal bankruptcy filings during fiscal 2001.

Fiscal 2001 and Fiscal 2000 Results of the Company.

The Company recorded net income of $3,521 million in fiscal 2001, a 35% decrease from fiscal 2000. In fiscal 2000, the Company's net income was $5,456 million, an increase of 14% from fiscal 1999. Fiscal 2001's net income included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. Fiscal 2001's net income also included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Excluding the extraordinary item and the cumulative effect of the accounting change, the Company's net income for fiscal 2001 was $3,610 million, a decrease of 34% from fiscal 2000.

The Company's income tax rate was 36.5%, 36% and 38% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The tax rate in fiscal 2001 was relatively unchanged from the prior year. The decrease in fiscal 2000 primarily reflected reduced U.S. state and local taxes.

Basic earnings per common share decreased 35% to $3.21 in fiscal 2001 and increased 14% to $4.95 in fiscal 2000. Excluding the extraordinary loss and the impact of the cumulative effect of an accounting change noted above, fiscal 2001's basic earnings per common share were $3.29. Diluted earnings per common share decreased 34% to $3.11 in fiscal 2001 and increased 15% to $4.73 in fiscal 2000. Excluding the extraordinary loss and the impact of the cumulative effect of an accounting change, fiscal 2001's diluted earnings per common share were $3.19.

The Company's return on average common shareholders' equity (excluding the extraordinary loss and the cumulative effect of the accounting change for fiscal 2001) was 19%, 31% and 33% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

At November 30, 2001, the Company had approximately 61,000 employees worldwide, a decrease of 2% from November 30, 2000. The reduction in staffing levels reflected the Company's efforts to manage costs in light of the weakened global economy and reduced business activity.

Business Acquisitions and Disposition.

In fiscal 2001, the Company acquired Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The Company's fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

In fiscal 2000, the Company acquired Ansett Worldwide Aviation Services ("Ansett Worldwide"). Ansett Worldwide is one of the world's leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

In the fourth quarter of fiscal 1998, the Company sold its Global Custody business to The Chase Manhattan Corporation ("Chase"). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments during fiscal 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business.

In fiscal 1999, the Company acquired Morgan Stanley, S.V., S.A. (formerly AB Asesores), the largest independent financial services firm in Spain. The Company's fiscal 1999 results include the operations of Morgan Stanley, S.V., S.A. since March 25, 1999, the date of acquisition.

Terrorist Attacks.

On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company's employees were located, and the temporary closing of the debt and equity financial markets in the U.S. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

The terrorist attacks had an immediate adverse impact on global economies, financial markets and certain industries, including the global aviation industry. These conditions had an adverse impact on the Company's results of operations in the fourth quarter of fiscal 2001, including an asset impairment charge and higher expenses associated with its aircraft financing activities. In addition to the immediate impact, there is much uncertainty regarding the potential long-term impact of these attacks. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies and financial markets.

During the fourth quarter of fiscal 2001, the Company recorded costs related to the terrorist attacks, which were offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain employee-related expenditures, and other business recovery costs.

Business Segments.

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

The accompanying Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"), the Company's provider of mortgage and other consumer lending services. Prior to fiscal 2001, the Company included MSDWCC's results within its Securities business segment. In addition, the operating results of the Investment Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services ("ICS") business. Prior to fiscal 2001, such revenues and expenses were included within the Company's Securities business segment. The segment data for all periods presented have been restated to reflect these changes. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

Critical Accounting Policies.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Fair Value. Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in principal trading revenues. Fair values are based on listed market prices, where possible. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the fixed income, equity, foreign exchange and commodity markets will impact the Company's estimates of fair value in the future, potentially affecting principal trading revenues. To the extent financial contracts have extended maturity dates, the Company's estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions) also requires a high degree of judgment in determining fair value due to the lack of listed market prices and the potential impact of the liquidation of the Company's position on market prices, among other factors.

Transfers of Financial Assets.   The Company engages in securitization
activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

In connection with its Securities business, the Company engages in securitization transactions to facilitate client needs and as a means of selling financial assets. The Company recognizes any interests in the transferred assets and any liabilities incurred in securitization transactions on its consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of such interests are recognized in the consolidated statements of income. The use of different pricing models or assumptions could produce different financial results.

In connection with its Credit Services business, the Company periodically sells consumer loans through asset securitizations and continues to service these loans. The present value of the future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans. The securitization gain or loss involves the Company's best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves and appropriate discount rates. The use of different estimates or assumptions could produce different financial results.

Allowance for Consumer Loan Losses. The allowance for consumer loan losses in the Company's Credit Services business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for consumer loan losses.

                                  SECURITIES

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                                          Fiscal   Fiscal  Fiscal
                                                                           2001     2000    1999
                                                                          -------  ------- -------
Revenues:
  Investment banking..................................................... $ 3,362  $ 4,881 $ 4,430
  Principal transactions:
    Trading..............................................................   5,501    7,361   5,796
    Investments..........................................................    (311)     133     712
  Commissions............................................................   3,116    3,605   2,751
  Asset management, distribution and administration fees.................   1,830    1,898   1,302
  Interest and dividends.................................................  21,464   18,256  12,506
  Other..................................................................     483      457     221
                                                                          -------  ------- -------
    Total revenues.......................................................  35,445   36,591  27,718
Interest expense.........................................................  19,531   16,784  11,590
                                                                          -------  ------- -------
    Net revenues.........................................................  15,914   19,807  16,128
                                                                          -------  ------- -------
Non-interest expenses:
  Compensation and benefits..............................................   7,927    9,464   7,153
  Occupancy and equipment................................................     716      609     483
  Brokerage, clearing and exchange fees..................................     496      425     378
  Information processing and communications..............................   1,026      958     731
  Marketing and business development.....................................     507      678     488
  Professional services..................................................     837      815     583
  Other..................................................................     775      611     488
                                                                          -------  ------- -------
    Total non-interest expenses..........................................  12,284   13,560  10,304
                                                                          -------  ------- -------
Income before income taxes, extraordinary item and cumulative effect of
  accounting change......................................................   3,630    6,247   5,824
Provision for income taxes...............................................   1,267    2,193   2,167
                                                                          -------  ------- -------
Income before extraordinary item and cumulative effect of accounting
  change.................................................................   2,363    4,054   3,657
Extraordinary item.......................................................     (30)   --      --
Cumulative effect of accounting change...................................     (46)   --      --
                                                                          -------  ------- -------
    Net income........................................................... $ 2,287  $ 4,054 $ 3,657
                                                                          =======  ======= =======

Securities provides a wide range of financial products, services and investment advice to individual and institutional investors. Securities business activities are conducted in the U.S. and throughout the world and include investment banking, institutional sales and trading, full-service brokerage services, private equity and other principal investing activities, and aircraft financing activities. At November 30, 2001, the Company's financial advisors provided securities and investment services to approximately 5.6 million client accounts in the U.S. and had client assets of $595 billion. The Company had the second largest financial advisor sales organization in the U.S. On a global basis, the Company had 13,690 professional financial advisors at November 30, 2001.

Securities achieved net revenues of $15,914 million and net income of $2,287 million in fiscal 2001, decreases of 20% and 44%, respectively, from fiscal 2000. Securities net income for fiscal 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. Securities net income for fiscal 2001 also included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the extraordinary loss and the cumulative effect of the accounting change, Securities net income for fiscal 2001 was $2,363 million, a decrease of 42% from fiscal 2000. The decreases in net revenues and net income in fiscal 2001 were primarily attributable to lower revenues from the Company's investment banking, institutional sales and trading, and individual securities activities, partially offset by lower levels of incentive-based compensation expense. The decrease in net revenues and net income also reflected principal investment losses in fiscal 2001 as compared with principal investment gains in fiscal 2000, as well as a higher level of expenses associated with the Company's aircraft financing business. In fiscal 2000, Securities had record net revenues and net income, which increased 23% and 11%, respectively, from fiscal 1999. In fiscal 2000, the levels of net revenues and net income in the Company's Securities business reflected a strong global market for mergers and acquisitions and securities underwritings, higher principal trading and commission revenues, higher customer trading volume, and an increased level of client accounts and asset balances. Fiscal 2000's results reflected increased costs for incentive-based compensation, as well as increased non-compensation expenses associated with a higher level of global business activities and employees. Fiscal 2000's results also were negatively affected by more difficult economic and market conditions during the latter half of the year, which reduced the volume of merger and acquisition and underwriting transactions and contributed to a more difficult trading environment. In fiscal 2000, declines in certain equity markets also resulted in unrealized losses in the Company's private equity business.

Investment Banking.   Investment banking revenues are derived from the
underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

                                                                              Fiscal  Fiscal Fiscal
                                                                               2001    2000   1999
                                                                              ------  ------ ------
                                                                              (dollars in millions)
    Advisory fees from merger, acquisition and restructuring transactions.... $1,420  $2,141 $1,895
    Equity underwriting revenues.............................................    847   1,739  1,267
    Fixed income underwriting revenues.......................................  1,095   1,001  1,268
                                                                              ------  ------ ------
     Total investment banking revenues....................................... $3,362  $4,881 $4,430
                                                                              ======  ====== ======

Investment banking revenues decreased 31% in fiscal 2001 from the record level attained in fiscal 2000. Revenues in fiscal 2001 reflected lower revenues from equity underwriting transactions and merger, acquisition and restructuring activities, partially offset by higher fixed income underwriting revenues. In fiscal 2000, the 10% increase in investment banking revenues reflected higher advisory fees from merger, acquisition and restructuring transactions and increased revenues from underwriting equity securities, partially offset by lower revenues from underwriting fixed income securities.

Conditions in the worldwide merger and acquisition markets were generally unfavorable in fiscal 2001. There was $1.7 trillion of transaction activity announced during calendar year 2001 (according to Thomson Financial), a decrease of 51% from calendar year 2000's record volume. During calendar year 2001, the Company's volume of announced merger and acquisition transactions was approximately $461 billion, as compared with approximately $1,100 billion in the prior year. The decline primarily reflected the difficult global market and economic conditions that existed during fiscal 2001. In addition, the declines in the global equity markets reduced the purchasing power of potential acquirers. Sharp declines in the volume of merger and acquisition transaction activity were experienced across many industries and geographic locations and had a negative impact on advisory fees, which decreased 34% in fiscal 2001. Given current market and economic conditions, it is uncertain at what pace merger, acquisition and restructuring transactions will occur in future periods. The 13% increase in advisory fees in fiscal 2000 reflected high transaction volumes resulting from the strong global market for merger, acquisition and restructuring activities primarily in the technology, media and telecommunications sectors.

Equity underwriting revenues decreased 51% in fiscal 2001, primarily reflecting a significantly lower volume of equity offerings in the global equity markets, principally in the U.S. and Europe. The decline in new issue volume in fiscal 2001 primarily reflected the difficult conditions in the global equity markets, particularly in the technology, media and telecommunications sectors. The decrease was partially offset by a record level of revenues from underwriting convertible securities. However, given current economic and market conditions, it is uncertain at what pace equity underwriting transactions will occur in future periods. Equity underwriting revenues increased 37% in fiscal 2000, reflecting the Company's strong global market share. In fiscal 2000, equity underwriting revenues also benefited from a high volume of equity issuances, particularly in the technology, telecommunications and energy sectors. However, new issue volume declined toward the end of fiscal 2000 due to difficult conditions in the global financial markets, including reduced investor confidence.

Fixed income underwriting revenues increased 9% in fiscal 2001. The volume of fixed income underwriting transactions reflected a lower interest rate environment in both the U.S. and Europe, resulting in issuers taking advantage of historically low yields rendered by the Fed's and the ECB's interest rate actions. The volume of fixed income underwriting transactions was generally strong throughout fiscal 2001, particularly in investment grade products and structured credit transactions. Revenues from fixed income underwriting decreased 21% in fiscal 2000, as the volume of fixed income underwriting transactions was adversely affected by a higher interest rate environment in both the U.S. and Europe, resulting in higher borrowing costs. In fiscal 2000, revenues from underwriting global high-yield fixed income securities declined significantly, reflecting difficult conditions in this market sector. In addition, investor demand for these securities declined due to heightened concerns over credit quality. Revenues from underwriting derivative fixed income products also declined. These decreases were partially offset by higher revenues from securitized debt issuances, resulting from an increased volume of asset-backed transactions.

Principal Transactions. Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on the Company's securities positions. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account.

Principal transaction trading revenues were as follows:

                                                         Fiscal  Fiscal Fiscal
                                                          2001    2000   1999
                                                         ------  ------ ------
                                                         (dollars in millions)
      Equities.......................................... $3,110  $4,705 $3,065
      Fixed income......................................  1,319   1,728  1,903
      Foreign exchange..................................    373     349    397
      Commodities.......................................    699     579    431
                                                         ------  ------ ------
       Total principal transaction trading revenues..... $5,501  $7,361 $5,796
                                                         ======  ====== ======

Principal transaction trading revenues decreased 25% in fiscal 2001, primarily reflecting lower equity and fixed income trading revenues, partially offset by higher commodity and foreign exchange trading revenues. Principal transaction trading revenues increased 27% in fiscal 2000, primarily reflecting higher equity and commodity trading revenues, partially offset by a decline in fixed income and foreign exchange trading revenues.

Equity trading revenues decreased 34% in fiscal 2001, primarily reflecting lower revenues from trading cash and derivative equity products. Despite higher customer trading volumes in both listed and over-the-counter securities, conditions in the equity markets were generally less favorable in comparison with fiscal 2000, primarily in the U.S. and Europe. In particular, the level of market volatility was significantly lower in fiscal 2001 as compared with fiscal 2000, especially in the technology sector. The decline in equity trading revenues also reflected lower new issue volume, lower levels of cash flows into equity mutual funds, increased margin pressure resulting from the decimalization of the quoted price of certain U.S. equity securities and lower revenues from certain proprietary trading activities. In fiscal 2000, equity trading revenues increased 54% to a record level, reflecting higher revenues from both cash and derivative equity products. Higher revenues from trading in equity cash products were primarily driven by significantly increased levels of customer trading volumes and volatility in both over-the-counter and listed securities, particularly in the U.S. and Europe. Revenues from equity derivative products benefited from these conditions as well. Higher revenues from certain proprietary trading activities also contributed significantly to the increase in equity trading revenues.

Fixed income trading revenues decreased 24% in fiscal 2001. The decrease primarily reflected lower revenues from trading global high-yield fixed income products, including both debt and loan instruments. The difficult market and economic conditions that existed during fiscal 2001 adversely affected certain high-yield issuers, which resulted in markdowns of certain positions. Lower revenues from swaps trading also contributed to the decrease. These declines were partially offset by higher revenues from trading investment grade and structured fixed income products. In fiscal 2000, fixed income trading revenues decreased 9%, primarily reflecting lower revenues from global high-yield and investment grade fixed income securities. Trading revenues from global high-yield fixed income securities decreased significantly due to lighter trading activity and decreased market liquidity, which resulted in markdowns of certain high-yield positions. During fiscal 2000, several high-yield issuers experienced financial difficulties, triggering an increased number of credit downgrades and defaults, particularly in the telecommunications sector. Revenues from investment grade fixed income securities also declined, reflecting more difficult market conditions, which resulted in reduced liquidity and widening credit spreads. These decreases were partially offset by higher revenues from trading derivative and government agency products.

Foreign exchange revenues increased 7% in fiscal 2001, reflecting higher levels of customer trading volumes and volatility in the foreign exchange markets in both the U.S. and Europe. The higher level of volatility in the foreign exchange markets primarily reflected the Fed's interest rate actions during fiscal 2001 and the euro's rally relative to the U.S. dollar during the first half of fiscal 2001. In fiscal 2000, foreign exchange revenues decreased 12%, reflecting lower levels of trading volumes and volatility in the global foreign exchange markets. Trading volumes were negatively affected by the exit of certain hedge funds from the foreign exchange market and by reduced liquidity in the Japanese yen and euro markets.

Commodity trading revenues increased 21% to a record level in fiscal 2001. The increase was primarily driven by higher revenues from electricity and natural gas trading, which benefited from periods of heightened price volatility. The volatility in electricity and natural gas prices primarily resulted from periodic regional energy shortages, as well as fluctuations in the level of demand due to changing weather conditions. Higher revenues from metals trading also contributed to the increase, as these markets rallied after September 11, 2001. Commodity trading revenues rose 34% in fiscal 2000, primarily driven by higher revenues from certain energy-related products, including electricity, natural gas and crude oil. Trading revenues from energy-related products benefited from periods of rising prices and increased volatility across the entire energy sector. Such conditions were primarily attributable to low inventory levels, strong demand and concerns regarding the adequacy of production levels.

Principal transaction investment losses aggregating $311 million were recognized in fiscal 2001 as compared with gains of $133 million in fiscal 2000. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors. Fiscal 2000's revenues included realized gains from certain of the Company's private equity investments, including Commerce One, Inc. and Equant N.V., as well as gains from the Company's other principal investment activities. These gains were partially offset by unrealized losses in the private equity business, reflecting difficult market conditions in the technology, telecommunications and Internet sectors in the latter half of the fiscal year.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments are generally subject to sales restrictions. Moreover, estimates of the eventual realizable value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 14% in fiscal 2001, primarily due to lower commission revenues in the U.S., reflecting a significant decline in the level of retail investor participation in the equity markets as compared with the prior year. Lower institutional commissions from markets in Japan and elsewhere in the Far East also contributed to the decrease. The decline in fiscal 2001 was partially offset by higher institutional commissions from European markets, benefiting from higher trading volumes, and higher revenues associated with exchange traded funds. Commission revenues increased 31% in fiscal 2000, primarily reflecting higher revenues from equity cash products from markets in Europe, the U.S. and the Far East. Revenues from European markets benefited from a significant increase in market volumes, particularly in the technology and telecommunications sectors. In the U.S., trading volumes on the New York Stock Exchange and the NASDAQ increased to record levels. Commission revenues from markets in Japan and elsewhere in the Far East increased as improved economic prospects within the region during the first half of fiscal 2000 increased investor interest and led to higher transaction volumes. In fiscal 2000, commission revenues also benefited from higher sales of mutual funds and growth in the number of the Company's financial advisors.

Through Morgan Stanley Choice/SM/, a service and technology platform available to individual investors, the Company provides its individual investor clients with the choice of self-directed investing online; a traditional full-service brokerage relationship through a financial advisor; or some combination of both. Morgan Stanley Choice provides a range of pricing options, including fee-based pricing. As a result, revenues recorded within the "Commissions" and "Asset management, distribution and administration fees" income statement categories are affected by the number of the Company's clients electing a fee-based pricing arrangement.

Net Interest.   Interest and dividend revenues and interest expense are a
function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest, commissions and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues increased 31% in fiscal 2001 and 61% in fiscal 2000, primarily reflecting the level and mix of interest earning assets and interest bearing liabilities (including liabilities associated with the Company's aircraft financing activities) during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The increase in fiscal 2001 was primarily due to certain trading strategies utilized in the Company's institutional securities business, including higher net interest revenues from the Company's repurchase financing activities, which reflected a favorable interest rate environment. Higher average inventory balances of U.S. government and agency securities also contributed to the increase in net interest revenues. The increase was partially offset by a decrease in net interest revenues from brokerage services provided to both institutional and individual customers, including a decrease in the level of customer margin loans. In fiscal 2000, higher net interest revenues from brokerage services provided to institutional and individual customers, including an increase in the level of customer margin loans, had a positive impact on net interest revenues.

Asset Management, Distribution and Administration Fees. Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's ICS business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Morgan Stanley Choice service and technology platform.

Asset management, distribution and administration fees decreased 4% in fiscal 2001 and increased 46% in fiscal 2000. In fiscal 2001, the decrease was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds to individual investors and lower fee revenue from Morgan Stanley Choice accounts. Both decreases reflected lower levels of assets under management and lower client balances subject to Morgan Stanley Choice fees. In fiscal 2001, client asset balances declined to $595 billion at November 30, 2001 from $662 billion at November 30, 2000. The increase in asset management, distribution and administration fees in fiscal 2000 was primarily attributable to higher 12b-1 fees from promoting and distributing mutual funds to individual investors through the Company's financial advisors. In fiscal 2000, higher revenues from investment management services associated with the ICS business and higher client asset balances, which rose to $662 billion at November 30, 2000 from $595 billion at November 30, 1999, also contributed to the increase.

Other. Other revenues primarily consist of net rental and other revenues associated with the Company's aircraft financing business, as well as account fees and other miscellaneous service fees associated with the Company's individual securities activities.

Other revenues increased 6% in fiscal 2001. The increase was primarily attributable to higher revenues from the Company's aircraft financing business, as fiscal 2001 included a full year of revenues related to Ansett Worldwide, which was acquired in fiscal 2000. The increase was partially offset by lower miscellaneous fee revenues in the individual securities business. Other revenues increased 107% in fiscal 2000. The increase primarily related to higher net rental and other revenues associated with Ansett Worldwide, which the Company acquired in April 2000.

The terrorist attacks of September 11, 2001 had an adverse impact on the global aviation industry. As a result, the Company's aircraft financing business experienced a decline in revenues and an increase in non-interest expenses in the fourth quarter of fiscal 2001. While there is much uncertainty regarding the potential long-term impact of the terrorist attacks, the Company currently believes that the conditions caused by the attacks could continue to have an adverse impact on the results of its aircraft financing business (see "Terrorist Attacks" and "Non-Interest Expenses" herein).

Non-Interest Expenses.   Fiscal 2001's total non-interest expenses decreased 9%
to $12,284 million. Compensation and benefits expense decreased 16%, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Fiscal 2001's compensation and benefits expense included severance and other related costs associated with reduced employment levels attributable to the Company's focus on managing costs. Excluding compensation and benefits expense, non-interest expenses increased 6% to $4,357 million. Occupancy and equipment expense increased 18%, primarily due to increased office space and rental costs in New York City and London, partially offset by lower rent expense as a result of the loss of the World Trade Center complex on September 11, 2001 (see "Terrorist Attacks" herein). Brokerage, clearing and exchange fees increased 17%, primarily reflecting higher brokerage and clearing costs due to increased institutional global securities trading volume, particularly in Europe and the U.S. Information processing and communications expense increased 7%, primarily due to increased costs associated with the Company's information technology infrastructure, including data processing and market data services. Marketing and business development expense decreased 25%, primarily reflecting lower advertising expenses in both the institutional and individual securities businesses. A lower level of travel and entertainment costs, which reflected the overall decline in business activity in the global financial markets, also contributed to the decrease. Professional services expense increased 3%, as higher consulting costs in the individual securities business were partially offset by a decrease in consulting costs in the institutional securities business. Other expense increased 27%, primarily reflecting significantly higher costs associated with the Company's aircraft financing business. Such costs include a charge of $87 million for the impairment of certain aircraft assets, as well as higher repossession, maintenance and other aircraft-related costs. Many of these increased costs were associated with the difficult conditions existing in the aviation industry in the aftermath of the terrorist attacks on September 11, 2001 (see "Terrorist Attacks" herein). The amortization of goodwill associated with the Company's acquisition of Quilter and costs associated with the closure of certain branch locations, including those associated with the Japanese retail business, also contributed to the increase. These increases were partially offset by lower costs for certain consumption taxes.

Fiscal 2000's total non-interest expenses increased 32% to $13,560 million. Compensation and benefits expense increased 32%, reflecting increased incentive compensation based on record fiscal 2000 revenues and earnings, incremental costs related to the Company's focus on increasing the number of its financial advisors and increased competitive pressures in certain institutional businesses. Excluding compensation and benefits expense, non-interest expenses increased 30% to $4,096 million. Occupancy and equipment expense increased 26%, primarily due to additional rent associated with new U.S. branch locations and increased office space in New York City and certain other locations. Brokerage, clearing and exchange fees increased 12%, primarily due to higher brokerage costs related to increased global trading volume, particularly in the U.S. and Europe. Brokerage costs associated with the business activities of Morgan Stanley, S.V., S.A., which was acquired by the Company in March 1999, also contributed to the increase. Information processing and communications expense increased 31%, primarily due to increased costs associated with the Company's information technology infrastructure, including data processing, market data services and telecommunications costs for network equipment associated with increased business activity and higher employment levels. These increases were partially offset by the exclusion of certain Year 2000 costs from fiscal 2000's results. Marketing and business development expense increased 39%, primarily due to increased travel and entertainment costs associated with a high level of business activity in the global financial markets, new advertising campaigns and additional promotional expenses in the individual securities business. Professional services expense increased 40%, primarily reflecting higher consulting costs associated with certain strategic initiatives, including e-commerce. The increase also reflected higher costs for employment fees and temporary staffing due to increased global business activity. Other expense increased 25%, reflecting a higher level of business activity on various operating expenses. Higher costs associated with the Company's aircraft financing business (including Ansett Worldwide, which the Company acquired in April 2000) and amortization of goodwill associated with the Company's acquisition of Morgan Stanley, S.V., S.A. also contributed to the increase.

                             INVESTMENT MANAGEMENT

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                         Fiscal  Fiscal Fiscal
                                                          2001    2000   1999
                                                         ------  ------ ------
 Revenues:
  Investment banking.................................... $   53  $  127 $   93
  Principal transactions:
    Investments.........................................     (5)     60     13
  Commissions...........................................     37      40     23
  Asset management, distribution and
    administration fees.................................  2,248   2,388  2,075
  Interest and dividends................................     70      83     65
  Other.................................................     32      28     23
                                                         ------  ------ ------
    Total revenues......................................  2,435   2,726  2,292
 Interest expense.......................................     12      14     10
                                                         ------  ------ ------
    Net revenues........................................  2,423   2,712  2,282
                                                         ------  ------ ------
 Non-interest expenses:
  Compensation and benefits.............................    743     814    694
  Occupancy and equipment...............................    103      97    102
  Brokerage, clearing and exchange fees.................    168     161    160
  Information processing and communications.............    106      90    101
  Marketing and business development....................    138     178    141
  Professional services.................................    112     113    143
  Other.................................................    126     159    157
                                                         ------  ------ ------
    Total non-interest expenses.........................  1,496   1,612  1,498
                                                         ------  ------ ------
 Gain on sale of business...............................     --      35     --
                                                         ------  ------ ------
 Income before income taxes.............................    927   1,135    784
 Provision for income taxes.............................    382     458    326
                                                         ------  ------ ------
    Net income.......................................... $  545  $  677 $  458
                                                         ======  ====== ======

Investment Management ranks among the top global active asset managers and provides a wide range of investment advisory products through numerous distribution channels. The Company offers a wide variety of investment products to individual, institutional and intermediary clients. The investment products range from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investments in developed and emerging markets. Through various service companies, distribution subsidiaries and investment advisors, the Company offers clients various investment styles, including value, growth and blended; active and passive management; and diversified and concentrated portfolios. In fiscal 2001, Investment Management's assets under management or supervision decreased $41 billion to $459 billion at November 30, 2001, reflecting market value declines, the sale of $6 billion in customer assets and lower Unit Investment Trust sales.

Investment Management's net revenues for fiscal 2001 were $2,423 million, a decrease of 11% from fiscal 2000. Investment Management's net income for fiscal 2001 was $545 million, a decrease of 19% from fiscal 2000. Net income for fiscal 2000 included a net gain of $21 million from the sale of the Company's Global Custody business (see "Business Acquisitions and Disposition" herein). Excluding fiscal 2000's net gain on the sale of business, net income decreased 17% in fiscal 2001. The decrease in net revenues and net income in fiscal 2001 primarily reflected lower fee-based revenues due to a less favorable asset mix and lower average assets under management or supervision. Investment banking revenues also decreased, resulting from lower Unit Investment Trust sales. These revenue declines were partially offset by the favorable impact of expense management initiatives, including lower incentive-based compensation expense. In fiscal 2000, Investment Management achieved record net revenues of $2,712 million, an increase of 19% from fiscal 1999. Investment Management's net income for fiscal 2000 was a record $677 million, an increase of 48% from fiscal 1999. Net income for fiscal 2000 included the $21 million net gain on the sale of business noted above. Excluding the net gain on the sale of business, net income increased 43% from fiscal 1999. The increase in net income in fiscal 2000 primarily reflected higher asset management, distribution and administration fees resulting from the accumulation and management of customer assets and a more favorable asset mix, partially offset by higher incentive-based compensation expense.

Investment Banking. Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. In fiscal 2001, investment banking revenues decreased 58% to $53 million. The decrease primarily relates to a lower volume of Unit Investment Trust sales. Unit Investment Trust sales volume declined 58% to $6.9 billion in fiscal 2001. In fiscal 2000, investment banking revenues increased 37% to $127 million, primarily associated with higher levels of Unit Investment Trust sales volumes, which rose 35% to a record $16.6 billion. The increase was driven by demand for Internet and telecommunications investment trusts. The Company does not expect Unit Investment Trust sales volumes and associated investment banking revenues to return to the levels achieved in fiscal 2000 and fiscal 1999.

Principal Transactions. Investment Management's principal transaction revenues are primarily generated from net gains and losses on capital investments in certain of the Company's funds and other investments.

Principal transaction investment losses aggregating $5 million were recognized in fiscal 2001 as compared with revenues aggregating $60 million in fiscal 2000. The decline in revenues reflected the difficult market conditions that existed during fiscal 2001. In addition, during fiscal 2001 the Company had a lower level of capital investments in certain of its funds as compared with the prior year.

Commissions. Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues.

Commission revenues of $37 million decreased 8% in fiscal 2001 and increased 74% to $40 million in fiscal 2000. In both periods, the fluctuations were associated with changes in the level of sales volume of certain Van Kampen products and allocated commission revenues.

Net Interest. Investment Management generates net interest revenues from certain investment positions and from allocated interest revenues and expenses.

Net interest revenue decreased 16% to $58 million in fiscal 2001, primarily due to a lower level of allocated net interest revenues. In fiscal 2000, net interest revenue increased 25% to $69 million, reflecting higher net revenues from certain investment positions, as well as higher allocated net interest revenues.

Asset Management, Distribution and Administration Fees. Asset management, distribution and administration fees primarily include revenues from the management and administration of assets. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. Generally, the Company receives fees primarily based upon mutual fund average net assets or quarterly assets for other vehicles.

The Company's customer assets under management or supervision at fiscal year-end were as follows:

                                                             Fiscal  Fiscal Fiscal
                                                              2001    2000   1999
                                                             ------  ------ ------
                                                             (dollars in billions)
Products offered primarily to individuals:
   Mutual funds:
       Equity...............................................  $ 83    $103   $ 94
       Fixed income.........................................    36      46     53
       Money markets........................................    66      57     47
                                                              ----    ----   ----
          Total mutual funds................................   185     206    194
                                                              ----    ----   ----
   ICS assets...............................................    30      31     23
   Separate accounts, unit trust and other arrangements.....    65      78     68
                                                              ----    ----   ----
          Total individual..................................   280     315    285
                                                              ----    ----   ----
Products offered primarily to institutional clients:
   Mutual funds.............................................    38      35     33
   Separate accounts, pooled vehicle and
    other arrangements......................................   141     150    152
                                                              ----    ----   ----
          Total institutional...............................   179     185    185
                                                              ----    ----   ----
Total assets under management or supervision(1).............  $459    $500   $470
                                                              ====    ====   ====

--------
(1)Revenues and expenses associated with certain assets are included in the Company's Securities segment.

Asset management, distribution and administration fees decreased 6% in fiscal 2001 and increased 15% in fiscal 2000. In fiscal 2001, the decrease primarily reflected a less favorable asset mix, primarily due to a shift from equity products to money market products, which typically generate lower management fees. The decrease also reflected a lower level of customer assets under management or supervision as compared with fiscal 2000. In fiscal 2000, the increase in revenues primarily reflected higher levels of management fees as well as other revenues resulting from a higher level of assets under management or supervision. The increase in fiscal 2000 also reflected a more favorable asset mix, primarily due to a shift in asset mix to a greater percentage of equity products, which typically generate higher management fees.

As of November 30, 2001, customer assets under management or supervision decreased $41 billion from fiscal year-end 2000. The decrease largely reflected a decline in the market value of equity assets, as well as the sale of $6 billion of assets. The decline also was attributable to lower net flows of customer assets, as redemptions were marginally higher than new sales in fiscal 2001. As of November 30, 2000, assets under management or supervision increased $30 billion from fiscal year-end 1999. In fiscal 2000, virtually all of the increase in assets under management or supervision was attributable to net inflows of customer assets. The increases in assets under management or supervision due to market appreciation in the first three quarters of fiscal 2000 were offset by market depreciation during the fourth quarter of fiscal 2000. This market depreciation reflected the declines in many global financial markets that occurred during that period.

Non-Interest Expenses. Fiscal 2001's total non-interest expenses decreased 7% to $1,496 million, partially reflecting the favorable impact of synergies resulting from integration initiatives within Investment Management's operating platforms. Compensation and benefits expense decreased 9%, reflecting lower incentive-based compensation costs due to Investment Management's lower level of revenues and earnings. Fiscal 2001's compensation and benefits expense included severance and other related costs associated with reduced employment levels attributable to the Company's focus on managing costs. Excluding compensation and benefits expense, non-interest expenses decreased 6% to $753 million. Occupancy and equipment expense increased 6%, primarily due to an increase in space and rental costs. Brokerage, clearing and exchange fees increased 4%, primarily due to a higher level of deferred commission amortization associated with the sale of certain funds, partially offset by lower commission expense due to lower sales of closed-end funds through the non-proprietary distribution channel. Information processing and communications expense increased 18%, primarily due to increased data processing costs and the write-off of certain capitalized software. Marketing and business development expense decreased 22%, primarily driven by lower advertising costs. Professional services expense decreased 1%, primarily reflecting lower consulting costs. Other expense decreased 21%, primarily due to a reduction in various operating expenses in an effort to reduce discretionary spending, as well as a lower level of allocated expenses.

Fiscal 2000's total non-interest expenses increased 8% to $1,612 million. Compensation and benefits expense increased 17%, reflecting higher incentive-based compensation costs due to Investment Management's higher level of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased 1% to $798 million. Occupancy and equipment expense decreased 5%, primarily due to lower depreciation expense on certain data processing equipment. These decreases were partially offset by higher occupancy costs at certain office locations. Brokerage, clearing and exchange fees increased 1%, primarily due to a higher level of deferred commission amortization, offset by lower sales of closed-end funds through the non-proprietary distribution channel. Information processing and communications expense decreased 11%, primarily due to lower costs incurred in fiscal 2000 related to outside data processing and computer software costs. Marketing and business development expense increased 26%, primarily due to higher promotional and distribution costs for certain mutual funds. Professional services expense decreased 21%, reflecting higher consulting costs in fiscal 1999 related to the Company's preparation for the Year 2000, partially offset by higher consulting costs in fiscal 2000 for various e-commerce initiatives. Other expense increased 1%, primarily due to new and increased business activity.

                                CREDIT SERVICES

                             STATEMENTS OF INCOME
                             (dollars in millions)

                                                                      Fiscal  Fiscal Fiscal
                                                                       2001    2000   1999
                                                                      ------  ------ ------
Fees:
 Merchant and cardmember............................................. $1,345  $1,323 $1,074
 Servicing...........................................................  1,904   1,450  1,194
Other................................................................      5      --     --
                                                                      ------  ------ ------
   Total non-interest revenues.......................................  3,254   2,773  2,268
                                                                      ------  ------ ------
Interest revenue.....................................................  2,593   2,895  2,309
Interest expense.....................................................  1,236   1,378    915
                                                                      ------  ------ ------
 Net interest income.................................................  1,357   1,517  1,394
Provision for consumer loan losses...................................  1,052     810    526
                                                                      ------  ------ ------
 Net credit income...................................................    305     707    868
                                                                      ------  ------ ------
   Net revenues......................................................  3,559   3,480  3,136
                                                                      ------  ------ ------
Non-interest expenses:
 Compensation and benefits...........................................    727     658    551
 Occupancy and equipment.............................................     76      66     58
 Information processing and communications...........................    490     438    418
 Marketing and business development..................................    613     704    592
 Professional services...............................................    199     182    187
 Other...............................................................    327     288    210
                                                                      ------  ------ ------
   Total non-interest expenses.......................................  2,432   2,336  2,016
                                                                      ------  ------ ------
Income before income taxes and cumulative effect
 of accounting change................................................  1,127   1,144  1,120
Provision for income taxes...........................................    425     419    444
                                                                      ------  ------ ------
Income before cumulative effect of accounting change.................    702     725    676

Cumulative effect of accounting change...............................    (13)     --     --
                                                                      ------  ------ ------
   Net income........................................................ $  689  $  725 $  676
                                                                      ======  ====== ======

The Company's Credit Services business is operated by Discover Financial Services, a business unit which issues quality consumer credit products and operates Discover Business Services, a proprietary network of merchant and cash access locations in the U.S. The credit cards issued by the Company include the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card and other proprietary general purpose credit cards. Credit Services financial data reflect the Company's fiscal 2001 adoption of Emerging Issues Task Force ("EITF") Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." Prior to the adoption of EITF Issue No. 00-22, the Company recorded its Cashback Bonus(R) award program as a marketing and business development expense. In accordance with EITF Issue No. 00-22, such incentives are to be considered a reduction in revenues and are recorded in merchant and cardmember fees. Credit Services data for all periods presented have been restated to reflect this change.

In fiscal 2001, Credit Services net revenues were $3,559 million, an increase of 2% from fiscal 2000. Credit Services net income was $689 million, a decrease of 5% from fiscal 2000. Net income for fiscal 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change for fiscal 2001, net income decreased 3%. The increase in net revenues was primarily attributable to increased servicing fees, partially offset by lower net credit income due to a higher provision for consumer loan losses and lower net interest income. The increase also was attributable to higher merchant fees, which reflected modest managed general purpose credit card loan growth from record sales and transaction volumes. The higher provision for consumer loan losses reflected the slowdown in the U.S. economy and a rise in personal bankruptcy filings. The decrease in net income was due to higher non-interest expenses, partially offset by higher net revenues.

In fiscal 2000, Credit Services achieved record net income of $725 million, an increase of 7% from fiscal 1999. The increase reflected higher merchant and cardmember fees, servicing fees and net interest income, reflecting overall growth of the business, including higher levels of transaction volume and average managed general purpose credit card loans. The increase in net income was partially offset by a higher provision for consumer loan losses and higher non-interest expenses.

Credit Services statistical data were as follows:

                                                         Fiscal  Fiscal Fiscal
                                                          2001    2000   1999
                                                         ------  ------ ------
                                                         (dollars in billions)
   General purpose credit card loans at fiscal year-end:
    Owned............................................... $20.1   $21.9  $21.0
    Managed............................................. $49.3   $47.1  $38.0
   General purpose credit card transaction volume....... $93.3   $90.1  $70.6

The higher level of managed general purpose credit card loans at November 30, 2001 and November 30, 2000 was primarily attributable to growth in the Company's Discover Platinum Card.

Merchant and Cardmember Fees. Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, insurance fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus award program, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1% based upon a cardmember's annual level and type of purchases.

Merchant and cardmember fees increased 2% to $1,345 million during fiscal 2001 and 23% to $1,323 million during fiscal 2000. The increase in fiscal 2001 was due to higher merchant discount revenue associated with record levels of sales and transaction volumes, coupled with an increase in the average merchant discount rate, partially offset by higher cardmember rewards incentives and lower net overlimit fees. Higher cardmember rewards incentives were due to record levels of sales volume. The decline in overlimit fees reflected a higher level of charge-offs of such fees. In fiscal 2000, the increase in merchant and cardmember fees was primarily due to higher merchant discount revenue and late payment fees, partially offset by higher cardmember rewards incentives. The increase in merchant discount revenues and cardmember rewards incentives was primarily due to a higher level of sales volume. The increase in merchant discount revenues also reflected an increase in the average merchant discount rate. The increase in late payment fees in fiscal 2000 was primarily due to a fee increase introduced during April 1999, coupled with an increase in the number of late fee occurrences, reflecting higher levels of transaction volume and general purpose credit card loans subject to such fees.

Servicing Fees. Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $7.3 billion in fiscal 2001 and $9.8 billion in fiscal 2000. The credit card asset securitization transactions completed in fiscal 2001 have expected maturities ranging from approximately three to seven years from the date of issuance.

The table below presents the components of servicing fees:

                                             Fiscal   Fiscal   Fiscal
                                              2001     2000     1999
                                             -------  -------  -------
                                               (dollars in millions)
        Merchant and cardmember fees........ $   741  $   627  $   552
        Interest revenue....................   4,336    3,432    2,694
        Interest expense....................  (1,511)  (1,462)    (996)
        Provision for consumer loan losses..  (1,662)  (1,147)  (1,056)
                                             -------  -------  -------
            Servicing fees.................. $ 1,904  $ 1,450  $ 1,194
                                             =======  =======  =======

Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 31% in fiscal 2001 and 21% in fiscal 2000. The increases in both fiscal 2001 and fiscal 2000 were due to a higher level of net interest cash flows and increased cardmember fee revenue, primarily due to a higher level of average securitized general purpose credit card loans. In both periods, these increases were partially offset by higher credit losses. In fiscal 2001, the increase in credit losses was primarily due to a higher level of average securitized general purpose credit card loans, coupled with a higher rate of charge-offs related to the securitized portfolio. In fiscal 2000, the increase in credit losses was primarily due to a higher level of average securitized general purpose credit card loans, partially offset by a lower rate of charge-offs related to the securitized portfolio. Net securitization gains on general purpose credit card loans, included in servicing fees, were $70 million in fiscal 2001 and $80 million in fiscal 2000. The decrease primarily reflected a lower level of asset securitization transactions in fiscal 2001 as compared with fiscal 2000, partially offset by modifications to certain assumptions in the gain calculations.

Net Interest Income. Net interest income represents the difference between interest revenue derived from Credit Services consumer loans and short-term investment assets and interest expense incurred to finance those loans and assets. Credit Services assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of any interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company's right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future.

Net interest income decreased 11% in fiscal 2001 and increased 9% in fiscal 2000. The decrease in fiscal 2001 was primarily due to lower interest revenue attributable to lower levels of average general purpose credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average general purpose credit card loans was due to a higher level of securitized credit card loans, partially offset by a higher level of sales volume. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs. The decrease in the yield was partially offset by the Company's repricing of certain credit card receivables. The decrease in interest expense was primarily due to a lower level of interest bearing liabilities, coupled with a decrease in the Company's average cost of borrowings, which reflected the Fed's aggressive interest rate easing campaign during fiscal 2001. The Company's average cost of borrowings was 6.26% for fiscal 2001 as compared with 6.50% for fiscal 2000. The increase in net interest income in fiscal 2000 was primarily due to higher average levels of general purpose credit card loans, partially offset by a lower yield on these loans and increased financing costs incurred by the Company. The increase in average general purpose credit card loans was due to higher levels of sales and balance transfer volume and promotional programs. The lower yield was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, partially offset by the Company's repricing of certain credit card receivables. The lower yield also reflected an increase in general purpose credit card loans from balance transfers and from promotional purchases, which generally are offered at lower interest rates for an introductory period. The increase in interest expense in fiscal 2000 was due to a higher level of interest bearing liabilities, coupled with an increase in the Company's average cost of borrowings, reflecting interest rate increases made by the Fed in fiscal 1999 and the first half of fiscal 2000. The Company's average cost of borrowings was 6.50% for fiscal 2000 as compared with 5.82% for fiscal 1999.

The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2001, fiscal 2000 and fiscal 1999 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

                                             Fiscal 2001             Fiscal 2000(3)           Fiscal 1999(3)
                                       -----------------------  -----------------------  ------------------------
                                       Average                  Average                  Average
                                       Balance  Rate   Interest Balance  Rate   Interest Balance   Rate   Interest
                                       -------  -----  -------- -------  -----  -------- --------  -----  --------
                                                                  (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans..... $20,701  11.49%  $2,379  $21,906  12.15%  $2,662   $16,173  13.10%  $2,118
Other consumer loans..................     808   7.83       63      663   9.41       62       811   9.27       75
Investment securities.................     444   5.09       23      594   6.37       38       672   5.16       35
Other.................................   2,389   5.36      128    1,813   7.34      133     1,426   5.68       81
                                       -------          ------  -------          ------  --------          ------
 Total interest earning assets........  24,342  10.65    2,593   24,976  11.59    2,895    19,082  12.10    2,309
Allowance for loan losses.............    (789)                    (779)                     (780)
Non-interest earning assets...........   2,169                    1,852                     1,744
                                       -------                  -------                  --------
 Total assets......................... $25,722                  $26,049                  $ 20,046
                                       =======                  =======                  ========
LIABILITIES AND
  SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
 Savings.............................. $ 1,516   4.29%  $   65  $ 1,513   5.62%  $   85  $  1,492   4.51%  $   67
 Brokered.............................   8,891   6.63      590    7,732   6.62      512     5,609   6.37      357
 Other time...........................   3,058   5.99      183    3,032   6.19      188     1,927   5.61      108
                                       -------          ------  -------          ------  --------          ------
   Total interest bearing deposits....  13,465   6.22      838   12,277   6.39      785     9,028   5.90      532
Other borrowings......................   6,299   6.33      398    8,925   6.65      593     6,686   5.72      383
                                       -------          ------  -------          ------  --------          ------
 Total interest bearing liabilities...  19,764   6.26    1,236   21,202   6.50    1,378    15,714   5.82      915
Shareholder's equity/other liabilities   5,958                    4,847                     4,332
                                       -------                  -------                  --------
 Total liabilities and
   shareholder's equity............... $25,722                  $26,049                   $20,046
                                       =======                  =======                  ========
Net interest income...................                  $1,357                   $1,517                    $1,394
                                                        ======                   ======                    ======
Net interest margin(1)................                    5.57%                    6.07%                     7.31%
Interest rate spread(2)...............           4.39%                    5.09%                     6.28%

--------
(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis.

                                       Fiscal 2001 vs. Fiscal 2000 Fiscal 2000 vs. Fiscal 1999
                                       --------------------------  --------------------------
                                        Volume      Rate    Total  Volume        Rate   Total
Increase/(Decrease) due to Changes in: ------       -----  -----   ------       -----   -----
                                                        (dollars in millions)
  Interest Revenue
  General purpose credit card loans... $(146)      $(137)  $(283)   $752       $(208)   $544
  Other consumer loans................    14         (13)      1     (14)          1     (13)
  Investment securities...............    (9)         (6)    (15)     (4)          7       3
  Other...............................    42         (47)     (5)     22          30      52
                                                            -----                       ----
   Total interest revenue.............   (73)       (229)   (302)    713        (127)    586
                                                            -----                       ----
  Interest Expense
  Interest bearing deposits:
   Savings............................    --         (20)    (20)      1          17      18
   Brokered...........................    77           1      78     136          19     155
   Other time.........................     1          (6)     (5)     62          18      80
                                                            -----                       ----
   Total interest bearing deposits....    76         (23)     53     192          61     253
  Other borrowings....................  (175)        (20)   (195)    127          83     210
                                                            -----                       ----
   Total interest expense.............   (93)        (49)   (142)    319         144     463
                                                            -----                       ----
  Net interest income................. $  20       $(180)  $(160)   $394       $(271)   $123
                                       =====        =====   =====   ====        =====   ====

The supplemental table below provides average managed loan balance and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Information.

                                                       Fiscal 2001   Fiscal 2000(1) Fiscal 1999(1)
                                                      -------------  -------------  -------------
                                                      Average        Average        Average
                                                      Balance Rate   Balance Rate   Balance Rate
                                                      ------- -----  ------- -----  ------- -----
                                                                 (dollars in millions)
General purpose credit card loans.................... $49,432 13.45% $43,536 13.82% $33,530 14.23%
Total interest earning assets........................  53,881 12.86   46,606 13.41   36,439 13.61
Total interest bearing liabilities...................  49,303  5.57   42,832  6.56   33,071  5.73
General purpose credit card
 loan interest rate spread...........................          7.88           7.26           8.50
Interest rate spread.................................          7.29           6.85           7.88
Net interest margin..................................          7.76           7.39           8.41

--------
(1)Certain prior-year information has been reclassified to conform to the current year's presentation.

Provision for Consumer Loan Losses.   The provision for consumer loan losses is
the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $847 million at November 30, 2001 and $783 million at November 30, 2000.

The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 30% and 54% in fiscal 2001 and fiscal 2000, respectively. The increase in fiscal 2001 was due to higher net charge-off rates, partially offset by lower levels of average general purpose credit card loans. In addition, in fiscal 2001 the Company increased the allowance for loan losses in excess of the charge-off rate to reflect the impact of the difficult economic environment on the Company's credit card portfolio. The increase in fiscal 2000 was primarily due to higher levels of average general purpose credit card loans, partially offset by a lower net charge-off rate.

General purpose credit card loans are considered delinquent when interest or principal payments become 30 days past due. General purpose credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

During fiscal 2001, net charge-offs in both the owned and managed portfolios increased as compared with fiscal 2000. In the U.S., the increase in unemployment, reduced overtime and the rising debt service burden on borrowers, coupled with the seasoning of the Company's general purpose credit card loan portfolio and a high level of national bankruptcy filings, contributed to the higher net charge-off rate. In addition, the Company's delinquency rates in both the greater than 30-day and 90-day categories increased in fiscal 2001 from fiscal 2000. If these conditions continue to persist, the rate of net charge-offs may be higher in future periods.

The Company's future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

The following table presents delinquency and net charge-off rates with supplemental managed general purpose credit card loan information:

Asset Quality.

                                                     Fiscal 2001       Fiscal 2000       Fiscal 1999
                                                  ----------------  ----------------  ----------------
                                                   Owned   Managed   Owned   Managed   Owned   Managed
                                                  -------  -------  -------  -------  -------  -------
                                                                  (dollars in millions)
General purpose credit card loans at fiscal year-
  end............................................ $20,085  $49,332  $21,866  $47,123  $20,994  $37,971
General purpose credit card loans contractually
  past due as a percentage of fiscal year-end
  general purpose credit card loans:
   30 to 89 days.................................    3.43%    3.83%    3.01%    3.50%    3.35%    3.79%
   90 to 179 days................................    2.74%    3.02%    2.04%    2.42%    2.20%    2.53%
Net charge-offs as a percentage of average
  general purpose credit card loans..............    4.76%    5.36%    3.63%    4.40%    4.79%    5.42%


Non-Interest Expenses.   Total non-interest expenses increased 4% to $2,432
million in fiscal 2001 and increased 16% to $2,336 million in fiscal 2000. Increased business activity related to the Discover Platinum Card contributed to the increase in non-interest expenses in both fiscal 2001 and fiscal 2000.

Employee compensation and benefits expense increased 10% in fiscal 2001 and 19% in fiscal 2000. The increase in fiscal 2001 was primarily due to higher costs associated with increased employment levels resulting from higher transaction volume and collection activities. The increase in fiscal 2000 was due to higher domestic and international compensation costs, reflecting increased employment levels associated with higher levels of business activity and transaction volume.

Occupancy and equipment expense increased 15% in fiscal 2001 and 14% in fiscal 2000. The increases in both fiscal 2001 and fiscal 2000 were due primarily to higher occupancy costs associated with increased office space, including new transaction processing centers.

Information processing and communications expense increased 12% in fiscal 2001 and 5% in fiscal 2000. The increase in fiscal 2001 was due to higher volume-related external data processing costs as well as higher depreciation expense associated with equipment at transaction processing facilities. The increase in fiscal 2000 was primarily due to an increase in volume-related external data processing costs associated with the Morgan Stanley Card in the U.K., partially offset by the termination of an external transaction processing contract in fiscal 1999.

Marketing and business development expense decreased 13% in fiscal 2001 and increased 19% in fiscal 2000. Marketing and business development expense decreased in fiscal 2001 due to lower marketing and advertising expense, including domestic and international direct mailing costs. The increase in fiscal 2000 was primarily due to increased advertising and direct mailing costs associated with both domestic and international operations.

Professional services expense increased 9% in fiscal 2001 and decreased 3% in fiscal 2000. The increase in fiscal 2001 was primarily due to increased costs associated with enhanced credit and collection strategies, as well as higher consulting costs. The decrease in fiscal 2000 reflected the exclusion of Year 2000 consulting costs from fiscal 2000's results.

Other expense increased 14% in fiscal 2001 and 37% in fiscal 2000. In fiscal 2001, the increase primarily reflected increases in certain operating expenses due to higher levels of transaction volume, business activity and a higher level of allocated costs, partially offset by a decline in inquiry fees resulting from fewer new account applications. In fiscal 2000, the increase was primarily due to increases in certain domestic and international operating expenses due to higher levels of transaction volume and business activity.

Seasonal Factors. The credit card lending activities of Credit Services are affected by seasonal patterns of retail purchasing. Historically, a substantial percentage of general purpose credit card loan growth occurs in the fourth calendar quarter, followed by a flattening or decline of these loans in the following calendar quarter. Merchant fees, therefore, historically have tended to increase in the first fiscal quarter, reflecting higher sales activity in the month of December. Additionally, higher cardmember rewards incentives historically have been accrued for as a reduction of merchant and cardmember fee revenues in the first fiscal quarter, reflecting seasonal growth in retail sales volume.

Liquidity and Capital Resources.

The Balance Sheet.

The Company's total assets increased to $482.6 billion at November 30, 2001 from $421.3 billion at November 30, 2000, primarily attributable to increases in cash and cash equivalents, financial instruments owned and securities borrowed. Securities provided as collateral also increased, primarily due to the adoption of SFAS No. 140, which required the Company to recognize securities received as collateral (as opposed to cash received as collateral) in certain securities lending transactions in the consolidated statements of financial condition at November 30, 2001. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

The following table sets forth the Company's total assets, adjusted assets, leverage ratios and book value per share:

                                              At November 30,
                                           ---------------------
                                              2001       2000
                                            --------   --------
                                           (dollars in millions,
                                           except per share data
 Total assets...........................   $482,628    $421,279
                                            ========   ========
 Adjusted assets(1).....................    $414,847    $370,287
                                            ========   ========
 Leverage ratio(2)......................       22.0x       21.4x
                                            ========   ========
 Adjusted leverage ratio(3).............       18.9x       18.8x
                                            ========   ========
 Book value per share(4)................   $  18.64    $  16.91
                                            ========   ========

--------
(1)Adjusted assets represent total assets less the sum of (i) assets that were recorded under certain provisions of SFAS No. 140 in fiscal 2001 and (ii) the lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase.
(2)Leverage ratio equals total assets divided by shareholders' equity ($21,926 million at November 30, 2001 and $19,671 million at November 30, 2000). For purposes of this calculation, shareholders' equity includes preferred and common equity and Preferred Securities Issued by Subsidiaries.
(3)Adjusted leverage ratio equals adjusted assets divided by shareholders' equity.
(4)Book value per share equals common shareholders' equity divided by common shares outstanding of 1,093 million at November 30, 2001 and 1,107 million at November 30, 2000.

Funding and Capital Policies.

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

Many of the Company's businesses are capital-intensive. Capital is required to finance, among other things, the Company's securities inventories, underwritings, principal investments, private equity activities, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis at all times, including periods of financial stress. Currently, the Company believes it has sufficient capital to meet its needs. In addition, the Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of all of its subsidiaries' equity. Subsidiary equity capital requirements are determined by regulatory requirements (if applicable), asset mix, leverage considerations and earnings volatility.

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

The Company's liquidity policies emphasize diversification of funding sources. The Company also follows a funding strategy that is designed to ensure that the tenor of the Company's liabilities equals or exceeds the expected holding period of the assets being financed. Short-term funding generally is obtained at rates related to

U.S., Euro or Asian money market rates for the currency borrowed. Repurchase transactions are effected at negotiated rates. Other borrowing costs are negotiated depending upon prevailing market conditions (see Notes 6 and 7 to the consolidated financial statements). Maturities of both short-term and long-term financings are designed to minimize exposure to refinancing risk in any one period.

The volume of the Company's borrowings generally fluctuates in response to changes in the amount of repurchase transactions outstanding, the level of the Company's securities inventories and consumer loan receivables, and overall market conditions. Availability and cost of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, the Company's credit ratings and the overall availability of credit. The Company, therefore, maintains a surplus of unused short-term funding sources at all times to withstand any unforeseen contraction in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company has in place a contingency funding strategy, which provides a comprehensive one-year action plan in the event of a severe funding disruption. These policies and strategies are designed to ensure that the Company maintains sufficient liquidity to meet all of its obligations for a one-year period without issuing any new unsecured debt.

The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets and, therefore, maintains a long-term debt-to-capitalization ratio at a level appropriate for the current composition of its balance sheet. In general, fixed assets are financed with fixed rate long-term debt, and securities inventories and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating basis. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company's Credit Services business) are used to finance the Company's consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 7 to the consolidated financial statements).

The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that are significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company's debt have focused on certain recent changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company's debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps.

As of January 31, 2002, the Company's credit ratings were as follows:

                                               Commercial      Senior
                                                 Paper          Debt
                                               ----------      ------
Dominion Bond Rating Service Limited..........    R-1 (middle)  AA (low)
Fitch(1)......................................    F1+           AA
Moody's Investors Service.....................    P-1           Aa3
Rating and Investment Information, Inc........    a-1+          AA
Standard & Poor's(2)..........................    A-1+          AA-

--------
(1) In October 2001, Fitch placed the Company's senior debt credit ratings on negative outlook.
(2) In July 2001, Standard & Poor's placed the Company's senior debt credit ratings on negative outlook.

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

Principal Sources of Funding.

The Company funds its balance sheet on a global basis. The Company raises funding for its Securities and Investment Management businesses through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset-backed securitizations; deposits; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures, including an extendible asset-backed certificate program.

The asset securitization market is a significant source of funding for the Company's Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company's other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit Services business are accounted for as sales, i.e., off-balance sheet transactions in accordance with U.S. generally accepted accounting principles (see Note 4 to the consolidated financial statements). In connection with its Discover Card securitization program, the Company transfers credit card receivables, on a revolving basis, to the Discover Card Master Trust I (the "Trust"), which issues asset-backed securities registered with the Securities and Exchange Commission. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary such feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements ("economic early amortization").

Economic early amortization risk reflects the possibility of negative net securitization cash flows and is driven primarily by the Trust's credit card receivables performance (in particular, receivables yield, cardmember fees and credit losses incurred) as well as the contractual rate of return of the asset-backed securities. In the event of an economic early amortization, receivables that would otherwise have been subsequently purchased by the Trust from the Company would instead continue to be recognized on the Company's consolidated statements of financial condition since the cash flows generated in the Trust would instead be used to repay investors in the asset-backed securities. These recognized receivables would require the Company to obtain alternative funding. Although the Company believes that the combination of factors that would result in an economic early amortization event is remote, the Company also believes its access to alternative funding sources would mitigate this potential liquidity risk.

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

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. At November 30, 2001, the Company maintained an $8.2 billion surplus shareholders' equity as compared with the MSDW Facility's restrictive covenant requirement. The Company believes that the covenant restrictions will not impair its ability to obtain funding under the MSDW Facility nor impair its ability to pay its current level of dividends. At November 30, 2001, no borrowings were outstanding under the MSDW Facility.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated stockholder's equity and Net Capital, each as defined in the MS&Co. Facility. At November 30, 2001, MS&Co. maintained a $2.3 billion surplus consolidated stockholder's equity and a $3.0 billion surplus Net Capital. The Company believes that the restrictive covenants will not impair its ability to secure loan arrangements, letters of credit and other financial accommodations under the MS&Co. Facility. At November 30, 2001, no borrowings were outstanding under the MS&Co. Facility.

The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility") by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the MSIL Facility. At November 30, 2001, MSIL maintained a $1.4 billion surplus Shareholder's Equity and a $1.0 billion surplus Financial Resources. The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSIL Facility. At November 30, 2001, no borrowings were outstanding under the MSIL Facility.

Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSJL Facility. At November 30, 2001, no borrowings were outstanding under the MSJL Facility.

The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility for short-term funding from time to time (see Note 6 to the consolidated financial statements).

Fiscal 2001 and Subsequent Activity.

During the 12 months ended November 30, 2001, the Company issued senior notes aggregating $18,101 million, including non-U.S. dollar currency notes aggregating $5,995 million. These notes have maturities from 2002 to 2031 and had a weighted average coupon interest rate of 4.8% at November 30, 2001. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At November 30, 2001, the aggregate outstanding principal amount of the

Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $80.3 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between November 30, 2001 and January 31, 2002, the Company's long-term borrowings, net of repayments and repurchases, decreased by approximately $1.7 billion.

The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of its common stock for capital management purposes. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. During fiscal 2001, the Company purchased $1,583 million of its common stock. Subsequent to November 30, 2001 and through January 31, 2002, the Company purchased an additional $133 million of its common stock; the unused portion of the capital management common stock repurchase authorization at January 31, 2002 was approximately $700 million.

In fiscal 2001, the Company redeemed all 1,000,000 outstanding shares of its 7-3/4% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's 7-3/4% Cumulative Preferred Stock.

Subsequent to fiscal 2001, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million and $70 million at November 30, 2001 and November 30, 2000, respectively.

In fiscal 2001, Morgan Stanley Capital Trust II, a consolidated Delaware statutory business trust (the "Capital Trust II"), all of the common securities of which are owned by the Company, issued $810 million of 7-1/4% Capital Securities (the "Capital Securities II") that are guaranteed by the Company. The Capital Trust II issued the Capital Securities II and invested the proceeds in 7-1/4% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due July 31, 2031.

Contractual Obligations, Commitments and Less Liquid Assets.

In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund certain fixed assets and other less liquid investments.

The Company's future cash payments associated with its contractual obligations pursuant to its long-term debt, operating leases and aircraft purchase obligations as of November 30, 2001 are summarized below:

                                                   Payments due in:
                                    ----------------------------------------------
                                    Fiscal   Fiscal    Fiscal
                                     2002   2003-2004 2005-2006 Thereafter  Total
                                    ------- --------- --------- ---------- -------
                                                (dollars in millions)
Long-term debt(1).................. $10,027  $17,842   $12,744   $ 9,055   $49,668
Operating leases(2)................     457      740       647     2,594     4,438
Aircraft purchase obligations(2)(3)     447      117        --        --       564
                                    -------  -------   -------   -------   -------
   Total........................... $10,931  $18,699   $13,391   $11,649   $54,670
                                    =======  =======   =======   =======   =======

--------
(1)See Note 7 to the consolidated financial statements.
(2)See Note 8 to the consolidated financial statements.
(3)Approximately 80% of the aircraft to be acquired under these purchase obligations are subject to contractual lease arrangements.

The Company's commitments associated with outstanding letters of credit, private equity and other principal investment activities, and financing commitments as of November 30, 2001 are summarized below. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

                                                  ---------------------------------------------
                                                  Fiscal  Fiscal    Fiscal
                                                   2002  2003-2004 2005-2006 Thereafter  Total
                                                  ------ --------- --------- ---------- -------
                                                              (dollars in millions)
Letters of credit(1)............................. $4,520  $   --     $ --       $ --    $ 4,520
Private equity and other principal investments(1)     18      60       47        675        800
Financing commitments to investment grade
  counterparties(1)..............................  3,190   2,727      315         62      6,294
Financing commitments to non-investment grade
  counterparties(1)..............................    230      69      344        185        828
                                                  ------  ------     ----       ----    -------
   Total......................................... $7,958  $2,856     $706       $922    $12,442
                                                  ======  ======     ====       ====    =======

--------
(1)See Note 8 to the consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans in the amount of $304 billion. Such commitments arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see
Note 4 to the consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the unsecured debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related unsecured debt or trading obligations) are included in the Company's consolidated financial statements.

At November 30, 2001, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.6 billion, aircraft assets of $4.8 billion and goodwill of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid. At November 30, 2001, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company's investments in its real estate funds.

In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company's credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At November 30, 2001 and November 30, 2000, the Company had high-yield instruments owned with a market value of approximately $1.3 billion and $2.2 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.5 billion and $0.5 billion, respectively.

In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank) financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At November 30, 2001 and November 30, 2000, the aggregate value of investment grade loans and positions was $1.5 billion and $2.1 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.4 billion and $2.2 billion, respectively. The aggregate value and volume of financing activity decreased in fiscal 2001, primarily due to difficult global market and economic conditions. The Company expects that requests to provide financing or financing commitments in connection with certain investment banking activities will continue and may grow in the future.

In fiscal 2001, the Company sold a 1 million-square-foot office tower in New York City that has been under construction since 1999. Under the terms of the sale agreement, the Company is obligated to complete the construction of the building, which is expected to occur in mid-2002.

Regulatory Capital Requirements.

MS&Co. and Morgan Stanley DW Inc. (formerly Dean Witter Reynolds Inc.) ("MSDWI") are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MS&Co., MSDWI, MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements (see Note 12 to the consolidated financial statements).

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At November 30, 2001, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company's triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

Effects of Inflation and Changes in Foreign Exchange Rates.

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

Derivative Financial Instruments.

The Company actively offers to counterparties and trades for its own account a variety of financial instruments described as "derivative products" or "derivatives." These products generally take the form of futures, forwards, options, swaps (including credit default swaps), caps, collars, floors, swap options and similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets. All of the Company's trading-related divisions use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from a variety of proprietary trading activities (see Note 10 to the consolidated financial statements). In addition, as a dealer in certain derivative products, most notably interest rate and currency swaps, the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its counterparties. Given the highly integrated nature of derivative products and related cash instruments in the determination of overall trading division profitability and the context in which the Company manages its trading areas, it is not meaningful to allocate trading revenues between the derivative and underlying cash instrument components. Moreover, the risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and control structure (see "Risk Management" following "Management's Discussion and Analysis of Financial Condition and Results of Operations"). It should be noted that while particular risks may be associated with the use of derivatives, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to market, credit and other risks.

With respect to its derivatives positions, the Company's exposure to market risk relates to changes in interest rates, foreign currency exchange rates, or the fair value of the underlying financial instruments or commodities. The Company's exposure to credit risk at any point in time is represented by the fair value of such contracts reported as assets. Such total fair value outstanding as of November 30, 2001 was $32.1 billion. Approximately $25.7 billion of that credit risk exposure was with counterparties rated single-A or better (see Note 10 to the consolidated financial statements).

The Company also uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 7 to the consolidated financial statements).

The Company believes that derivatives are valuable tools that can provide cost-effective solutions to complex financial problems and remains committed to providing its counterparties with innovative financial products. The Company established Morgan Stanley Derivative Products Inc. to offer derivative products to counterparties that will enter into derivative transactions only with triple-A rated counterparties. In addition, the Company, through its continuing involvement with regulatory, self-regulatory and industry activities, provides leadership in the development of policies and practices in order to maintain confidence in the markets for derivative products, which is critical to the Company's ability to assist counterparties in meeting their overall financial needs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

                                Risk Management

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company's business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company's broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company's business activities: market risk, credit risk, operational risk, legal risk and funding risk. Funding risk is discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 12 to the consolidated financial statements.

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

The Market Risk, Credit Risk, Controllers, Treasury, and Law and Compliance Departments (collectively, the "Control Groups"), which are all independent of the Company's business units, assist senior management and the Risk Committees in monitoring and controlling the Company's risk profile. The Market and Credit Risk Departments have operational responsibility for measuring and monitoring aggregate market and credit risk, respectively, with respect to the Company's institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the Risk Committees. In addition, the Internal Audit Department, which also reports to senior management, periodically examines and evaluates the Company's operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Sound risk management is an integral part of the culture at the Company. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Control Groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. A variety of limits are designed to control price and liquidity risk. Market risk is monitored through various measures: statistically (using Value-at-Risk ("VaR") and related analytical measures); by measures of position sensitivity; and through routine stress testing conducted in collaboration with the business units by the Market Risk Department. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to, and discussed with, senior management.

Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management. During fiscal 2001, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices--and associated volatilities and spreads--related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads for credit-sensitive instruments). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of trading in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging through the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and reflects the Company's aggregate risk tolerance as established by the Company's senior management.

Aggregate market risk limits have been approved for the Company and for each major trading division of the Company worldwide (equity, fixed income, foreign exchange and commodities). Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

The Market Risk Department independently reviews the Company's trading portfolios on a regular basis from a market risk perspective utilizing VaR and other quantitative and qualitative risk measures and analyses. The Company's trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management.

Value-at-Risk (VaR). The statistical technique known as VaR is one of the tools used by the Company to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations. The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market factors ("market risk factors"); and information on the sensitivity of the portfolio values to these market risk factor changes. In the case of the Company's VaR, approximately four years of historical data are used to characterize potential changes in market risk factors. The Company's 99%/one-day VaR corresponds to the negative change in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 1%, or once in 100 trading days.

The Company's VaR model generally takes into account linear and non-linear exposures to price risk and linear exposures to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and associated implied volatilities. As a supplement to the use of historical simulation for major market risk factors, the Company's VaR model uses Monte Carlo simulation to capture name-specific risk in equities and in corporate and high-yield bonds. For example, the model includes measures of name-specific risk for approximately 10,000 equity names and approximately 200 classes of corporate and high-yield bonds.

VaR models such as the Company's should be expected to evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. For example, during fiscal 2001, as part of the Company's ongoing program of VaR model enhancement, position and risk coverage were broadened and risk measurement methodologies were refined for certain energy (natural gas and electricity) and fixed income products.

Among their benefits, VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be interpreted carefully in light of the methodology's limitations, which include the following: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

VaR for Fiscal 2001. The table below presents the Company's VaR for each of the Company's primary market risk exposures and on an aggregate basis at November 30, 2001 and November 30, 2000, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. However, a small proportion of trading positions generating market risk was not covered, and the modeling of the risk characteristics of some positions involved approximations that could be significant under certain circumstances. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of November 30, 2001 and November 30, 2000, and, therefore, the table below does not separately report trading and non-trading VaRs.

Non-publicly traded principal investments made by the Company are not reflected in the VaR results reported below. As of November 30, 2001, the aggregate carrying value of such investments was approximately
$500 million.

Since VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company's future financial performance or its ability to monitor and manage risk. There can be no assurance that the Company's actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days:

                                                    99%/One-Day VaR
                                                    at November 30,
                                            -----------------------------
                                            2001                     2000
        Primary Market Risk Category        ----                     ----
        ----------------------------        (dollars in millions, pre-tax)
        Interest rate....................   $30                      $28
        Equity price.....................    23                       27
        Foreign exchange rate............     6                        5
        Commodity price..................    24                       17
                                            ---                      ---
        Subtotal.........................    83                       77
        Less diversification benefit(1)..    41                       35
                                            ---                      ---
        Aggregate VaR....................   $42                      $42
                                            ===                      ===

--------
(1)Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

The Company's Aggregate VaR at November 30, 2001 was unchanged from the prior year, as an increase in commodity price VaR, which primarily reflected a model enhancement resulting in improved capture of geographic basis risk, was offset by a higher diversification benefit.

In order to facilitate comparisons with other global financial services firms, the Company's Aggregate
VaR values at November 30, 2001 for other confidence levels and time horizons were as follows: $30 million for 95%/one-day VaR and $133 million for 99%/two-week VaR.

The table below presents the high, low and average 99%/one-day trading VaR over the course of fiscal 2001 for substantially all of the Company's institutional trading activities. Certain market risks included in the year-end VaR discussed above are excluded from this measure (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions):

                                               Daily 99%/One-Day VaR
                                                  for Fiscal 2001
                                           ------------------------------
                                           High         Low       Average
             Primary Market Risk Category  ----         ---       -------
             ---------------------------- (dollars in millions, pre-tax)
             Interest rate...............  $46          $23         $31
             Equity price................   47           14          23
             Foreign exchange rate.......   13            2           6
             Commodity price.............   39           14          24
             Trading VaR.................  $60          $35         $46

The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during fiscal 2001:



Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during fiscal year 2001 was:


        Value-at-Risk
(in millions of U.S. dollars)               Number of Days
----------------------------                ---------------

     Greater than 57                                3

        55 to 57                                    1

        53 to 55                                    5

        51 to 53                                    6

        49 to 51                                   26

        47 to 49                                   33

        45 to 47                                   51

        43 to 45                                   43

        41 to 43                                   39

        39 to 41                                   19

        37 to 39                                   17

        35 to 37                                   11

      Less than 35                                  0



The histogram below shows the distribution of daily revenues during fiscal 2001 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):

Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during fiscal year 2001 was:


 Daily Institutional Trading
           Revenue
(in millions of U.S. dollars)               Number of Days
-----------------------------               --------------

       Less than -10                               5

         -10 to -5                                 2

          -5 to 0                                  5

          0 to 5                                   6

          5 to 10                                 11

         10 to 15                                 20

         15 to 20                                 26

         20 to 25                                 22

         25 to 30                                 20

         30 to 35                                 22

         35 to 40                                 25

         40 to 45                                 18

         45 to 50                                 11

         50 to 55                                 11

         55 to 60                                 12

         60 to 65                                 12

         65 to 70                                  6

         70 to 75                                  3

         75 to 80                                  2

         80 to 85                                  4

         85 to 90                                  5

    Greater than 90                                4

The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. There were no days during fiscal 2001 in which the Company incurred daily mark-to-market losses (trading revenue net of interest income and expense and excluding commissions and primary revenue credited to the trading businesses) in its institutional trading business in excess of the 99%/one-day VaR.

Consumer Lending and Related Activities.


Interest Rate Risk and Management. In its consumer lending activities, the Company is exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest earning assets, principally credit card and other consumer loans and net excess servicing fees received in connection with consumer loans sold through asset securitizations, as well as the interest-sensitive liabilities that finance these assets, including asset-backed securitizations; long-term borrowings; deposits; Federal Funds; and short-term bank notes.

The Company's interest rate risk management policies are designed to reduce the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company's right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, the Company utilizes interest rate derivative contracts, such as swap agreements, to achieve its objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to variable repricing or from variable to fixed repricing.

Sensitivity Analysis Methodology, Assumptions and Limitations. For its consumer lending activities, the Company uses a variety of techniques to assess its interest rate risk exposure, one of which is interest rate sensitivity simulation. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from its fiscal year-end, the Company assumes that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100-basis-point increase in interest rates as of the beginning of the period.

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. In fiscal 2001, a portion of the Company's credit card receivables was repriced to a fixed interest rate, although the Company has the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate. Therefore, the Company considers the receivables with a fixed interest rate to be interest rate sensitive. The Company measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period and billing cycles. In addition, assets that have a market-based index, such as the prime rate, which will reset before the end of the 12-month period, or assets with rates that are fixed at fiscal year-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate-sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as for balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with the Company's normal market-based pricing structure. For purposes of measuring rate-sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at fiscal year-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime, commercial paper or LIBOR rates, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at fiscal year-end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate-sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2001, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $71 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2000 was estimated to be approximately $62 million. The reduction in pre-tax income at November 30, 2001 was greater as compared with the prior year, primarily due to the Company's consumer loan portfolio comprising a greater proportion of receivables with a fixed interest rate at fiscal year-end 2001 and the related impact of the funding supporting the Company's consumer loans.

The hypothetical model assumes that the balances of interest rate sensitive assets and liabilities at fiscal year-end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis that cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100-basis-point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur.

Credit Risk.

The Company's exposure to credit risk arises from the possibility that a customer or counterparty to a transaction might fail to perform under its contractual commitment, which could result in the Company incurring losses. With respect to its institutional securities activities, the Company has credit guidelines that limit the Company's current and potential credit exposure to any one customer or counterparty and to aggregates of customers or counterparties by type of business activity. The Credit Risk Department administers limits, monitors credit exposure and periodically reviews the financial soundness of customers and counterparties on a worldwide basis. The Company manages the credit exposure relating to its trading activities in various ways, including entering into master netting agreements, collateral arrangements, and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions, entering into risk-reducing transactions, assigning transactions to other parties or purchasing credit protection. With respect to corporate lending, the Capital Commitment Committee, which is composed of senior managers from various departments within the Company, reviews each loan request. The Company manages the credit exposure on corporate loans in various ways, including the structure (collateral and seniority) of the loan and covenants. Risk is mitigated in certain cases by selling participation interests in a loan to other lenders, selling loans or purchasing credit protection.

With respect to certain derivative transactions, the Company requires collateral from its counterparties, principally cash and U.S. government and agency securities, to reduce default risk. The following table presents a summary of counterparty credit ratings for the replacement cost of over-the-counter derivatives in a gain position by maturity at November 30, 2001. In addition, collateral received by the Company is presented by the credit rating of the counterparties providing the collateral. The following table includes credit exposure only from over-the-counter derivative transactions and does not include other credit exposures, such as the Company's senior lending activities:

                                 Years to Maturity
                         --------------------------------- Cross-Maturity  Net Exposure   Net Exposure
  Credit Rating(1)       Less than 1  1-3    3-5   Over 5    Netting(2)   Pre-Collateral Post-Collateral
  ----------------       ----------- ------ ------ ------- -------------- -------------- ---------------
                                                      (dollars in millions)
AAA...................     $   612   $  882 $1,228 $ 3,626    $(1,518)       $ 4,830         $ 2,891
AA....................       3,288    3,576  1,990   4,730     (4,290)         9,294           6,469
A.....................       3,486    2,587  1,216   4,139     (1,842)         9,586           6,636
BBB...................       1,288      737    503     896       (495)         2,929           2,200
Non-investment grade..       1,693      851    763     734       (559)         3,482           2,736
                           -------   ------ ------ -------    -------        -------         -------
       Total..........     $10,367   $8,633 $5,700 $14,125    $(8,704)       $30,121         $20,932
                           =======   ====== ====== =======    =======        =======         =======

--------
(1) Credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department.
(2) Represents netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category.

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

Concentration Risk.

The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry (see Note 10 to the consolidated financial statements). The Company seeks to limit concentration risk through the use of systems and procedures described in the preceding discussions of market and credit risk.

Operational Risk.

Operational risk refers generally to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's operating systems and inadequacies or breaches in the Company's control processes. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. These transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company's securities business has procedures that require that all transactions are accurately recorded and properly reflected in the Company's books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures; and that collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls that provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled. Disaster recovery plans are in place for critical systems on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and Internal Audit reviews as a further check on operational risk.

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Law and Compliance Department, also has established procedures that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

Item 8. Financial Statements and Supplementary Data.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries (the "Company") as of fiscal years ended November 30, 2001 and 2000, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three fiscal years in the period ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of Morgan Stanley Dean Witter & Co. and subsidiaries at fiscal years ended November 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
January 11, 2002

                       MORGAN STANLEY DEAN WITTER & CO.

                Consolidated Statements of Financial Condition
                   (dollars in millions, except share data)

                                                                                    November 30, November 30,
                                                                                        2001         2000
                                                                                    ------------ ------------
Assets
Cash and cash equivalents..........................................................   $ 26,596     $ 18,819
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $36,146 at
  November 30, 2001 and $41,312 at November 30, 2000)..............................     46,326       48,637
Financial instruments owned (approximately $74 billion were pledged to various parties at November 30, 2001):
   U.S. government and agency securities...........................................     25,696       27,326
   Other sovereign government obligations..........................................     22,039       20,119
   Corporate and other debt........................................................     47,607       33,419
   Corporate equities..............................................................     23,143       16,889
   Derivative contracts............................................................     32,078       27,333
   Physical commodities............................................................        285          217
Securities purchased under agreements to resell....................................     54,618       50,992
Securities provided as collateral..................................................     13,163        3,563
Securities borrowed................................................................    120,758      105,231

Receivables:
   Consumer loans (net of allowances of $847 at November 30, 2001 and $783 at
     November 30, 2000)............................................................     20,108       21,743
   Customers, net..................................................................     22,188       26,015
   Brokers, dealers and clearing organizations.....................................      6,462        1,257
   Fees, interest and other........................................................      5,283        5,445
Office facilities, at cost (less accumulated depreciation of $2,124 at November 30,
  2001 and $1,934 at November 30, 2000)............................................      2,579        2,685
Aircraft under operating leases (less accumulated depreciation of $479 at
  November 30, 2001 and $257 at November 30, 2000).................................      4,753        3,927
Other assets.......................................................................      8,946        7,662
                                                                                      --------     --------
Total assets.......................................................................   $482,628     $421,279
                                                                                      ========     ========

                       MORGAN STANLEY DEAN WITTER & CO.

                   (dollars in millions, except share data)

                                                                             November 30, November 30,
                                                                                 2001         2000
                                                                             ------------ ------------
Liabilities and Shareholders' Equity
Commercial paper and other short-term borrowings............................   $ 32,842     $ 27,754
Deposits....................................................................     12,276       11,930
Financial instruments sold, not yet purchased:
   U.S. government and agency securities....................................     17,203       13,578
   Other sovereign government obligations...................................     10,906        9,797
   Corporate and other debt.................................................      9,125        6,772
   Corporate equities.......................................................     13,046       15,091
   Derivative contracts.....................................................     27,286       27,547
   Physical commodities.....................................................      2,044        1,462
Securities sold under agreements to repurchase..............................    122,695       97,230
Obligation to return securities received as collateral......................     13,163           --
Securities loaned...........................................................     36,776       35,211

Payables:
   Customers................................................................     93,719       94,546
   Brokers, dealers and clearing organizations..............................      4,331        3,072
   Interest and dividends...................................................      2,761        2,766
Other liabilities and accrued expenses......................................     12,795       12,731
Long-term borrowings........................................................     49,668       42,051
                                                                               --------     --------
                                                                                460,636      401,538
                                                                               --------     --------
Capital Units...............................................................         66           70
                                                                               --------     --------
Preferred Securities Issued by Subsidiaries.................................      1,210          400
                                                                               --------     --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock..........................................................        345          545
   Common stock ($0.01 par value, 3,500,000,000 shares authorized,
     1,211,685,904 and 1,211,685,904 shares issued, 1,093,006,744 and
     1,107,270,331 shares outstanding at November 30, 2001 and November 30,
     2000, respectively)....................................................         12           12
   Paid-in capital..........................................................      3,745        3,377
   Retained earnings........................................................     23,270       20,802
   Employee stock trust.....................................................      3,086        3,042
   Accumulated other comprehensive income (loss)............................       (262)         (91)
                                                                               --------     --------
       Subtotal.............................................................     30,196       27,687
   Note receivable related to ESOP..........................................        (31)         (44)
   Common stock held in treasury, at cost ($0.01 par value, 118,679,160 and
     104,415,573 shares at November 30, 2001 and November 30, 2000,
     respectively)..........................................................     (6,935)      (6,024)
   Common stock issued to employee trust....................................     (2,514)      (2,348)
                                                                               --------     --------
       Total shareholders' equity...........................................     20,716       19,271
                                                                               --------     --------
   Total liabilities and shareholders' equity...............................   $482,628     $421,279
                                                                               ========     ========

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                       Consolidated Statements of Income
            (dollars in millions, except share and per share data)

                                                                                                    Fiscal Year
                                                                                   ---------------------------------------------
                                                                                        2001            2000           1999
                                                                                   --------------  -------------- --------------
Revenues:
   Investment banking............................................................. $        3,415  $        5,008 $        4,523
   Principal transactions:
      Trading.....................................................................          5,501           7,361          5,796
      Investments.................................................................           (316)            193            725
   Commissions....................................................................          3,153           3,645          2,774
   Fees:
      Asset management, distribution and administration...........................          4,078           4,286          3,377
      Merchant and cardmember.....................................................          1,345           1,323          1,074
      Servicing...................................................................          1,904           1,450          1,194
   Interest and dividends.........................................................         24,127          21,234         14,880
   Other..........................................................................            520             485            244
                                                                                   --------------  -------------- --------------
      Total revenues..............................................................         43,727          44,985         34,587
   Interest expense...............................................................         20,779          18,176         12,515
   Provision for consumer loan losses.............................................          1,052             810            526
                                                                                   --------------  -------------- --------------
      Net revenues................................................................         21,896          25,999         21,546
                                                                                   --------------  -------------- --------------
Non-interest expenses:
   Compensation and benefits......................................................          9,397          10,936          8,398
   Occupancy and equipment........................................................            895             772            643
   Brokerage, clearing and exchange fees..........................................            664             586            538
   Information processing and communications......................................          1,622           1,486          1,250
   Marketing and business development.............................................          1,258           1,560          1,221
   Professional services..........................................................          1,148           1,110            913
   Other..........................................................................          1,228           1,058            855
                                                                                   --------------  -------------- --------------
      Total non-interest expenses.................................................         16,212          17,508         13,818
                                                                                   --------------  -------------- --------------
Gain on sale of business..........................................................             --              35             --
                                                                                   --------------  -------------- --------------
Income before income taxes, extraordinary item and cumulative effect of accounting
 change...........................................................................          5,684           8,526          7,728
Provision for income taxes........................................................          2,074           3,070          2,937
                                                                                   --------------  -------------- --------------
Income before extraordinary item and cumulative effect of accounting change.......          3,610           5,456          4,791
Extraordinary item................................................................            (30)             --             --
Cumulative effect of accounting change............................................            (59)             --             --
                                                                                   --------------  -------------- --------------
Net income........................................................................ $        3,521  $        5,456 $        4,791
                                                                                   ==============  ============== ==============
Preferred stock dividend requirements............................................. $           32  $           36 $           44
                                                                                   ==============  ============== ==============
Earnings applicable to common shares(1)........................................... $        3,489  $        5,420 $        4,747
                                                                                   ==============  ============== ==============
Earnings per common share:
   Basic before extraordinary item and cumulative effect of accounting change..... $         3.29  $         4.95 $         4.33
   Extraordinary item.............................................................          (0.03)             --             --
   Cumulative effect of accounting change.........................................          (0.05)             --             --
                                                                                   --------------  -------------- --------------
   Basic.......................................................................... $         3.21  $         4.95 $         4.33
                                                                                   ==============  ============== ==============
   Diluted before extraordinary item and cumulative effect of accounting change... $         3.19  $         4.73 $         4.10
   Extraordinary item.............................................................          (0.03)             --             --
   Cumulative effect of accounting change.........................................          (0.05)             --             --
                                                                                   --------------  -------------- --------------
   Diluted........................................................................ $         3.11  $         4.73 $         4.10
                                                                                   ==============  ============== ==============
Average common shares outstanding:
   Basic..........................................................................  1,086,121,508   1,095,858,438  1,096,789,720
                                                                                   ==============  ============== ==============
   Diluted........................................................................  1,121,764,086   1,145,011,515  1,159,500,670
                                                                                   ==============  ============== ==============

--------
(1)  Amounts shown are used to calculate basic earnings per common share.

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                Consolidated Statements of Comprehensive Income
                             (dollars in millions)

                                                          Fiscal Year
                                                    ----------------------
                                                     2001    2000    1999
                                                    ------  ------  ------
     Net income.................................... $3,521  $5,456  $4,791
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment.....    (59)    (64)    (15)
       Cumulative effect of accounting change......    (13)   --      --
       Net change in cash flow hedges..............    (99)   --      --
                                                    ------  ------  ------
     Comprehensive income.......................... $3,350  $5,392  $4,776
                                                    ======  ======  ======




                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                     Consolidated Statements of Cash Flows
                             (dollars in millions)

                                                                                                      Fiscal Year
                                                                                             ----------------------------
                                                                                               2001      2000      1999
                                                                                             --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................................. $  3,521  $  5,456  $  4,791
Adjustments to reconcile net income to net cash used for operating activities:
  Non-cash charges (credits) included in net income:
    Cumulative effect of accounting change..................................................       59        --        --
    Asset impairment charge.................................................................       87        --        --
    Gain on sale of business................................................................       --       (35)       --
    Deferred income taxes...................................................................     (427)     (219)     (160)
    Compensation payable in common or preferred stock.......................................      653       908       735
    Depreciation and amortization...........................................................      729       727       541
    Provision for consumer loan losses......................................................    1,052       810       526
  Changes in assets and liabilities:
    Cash and securities deposited with clearing organizations or segregated under federal
     and other regulations..................................................................    2,311   (38,924)      839
    Financial instruments owned, net of financial instruments sold, not yet purchased.......  (16,288)  (10,524)  (22,081)
    Securities borrowed, net of securities loaned...........................................  (13,962)  (15,036)   (8,798)
    Receivables and other assets............................................................   (2,519)    2,078   (10,997)
    Payables and other liabilities..........................................................      693    52,376     5,659
                                                                                             --------  --------  --------
Net cash used for operating activities......................................................  (24,091)   (2,383)  (28,945)
                                                                                             --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net (payments for) proceeds from:
    Office facilities and aircraft under operating leases...................................   (1,998)     (896)   (1,669)
    Purchase of Quilter Holdings Limited, net of cash acquired..............................     (183)       --        --
    Purchase of Ansett Worldwide Aviation Services, net of cash acquired....................       --      (199)       --
    Purchase of Morgan Stanley, S.V., S.A., net of cash acquired............................       --        --      (223)
    Net principal disbursed on consumer loans...............................................   (7,053)  (11,885)   (8,371)
    Sales of consumer loans.................................................................    7,638    10,294     3,333
    Sale of office building.................................................................      709        --        --
                                                                                             --------  --------  --------
Net cash used for investing activities......................................................     (887)   (2,686)   (6,930)
                                                                                             --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings......................................    5,088   (10,563)    9,994
Securities sold under agreements to repurchase, net of securities purchased under
 agreements to resell.......................................................................   21,839    12,154    21,327
Net proceeds from:
  Deposits..................................................................................      346     1,533     2,200
  Issuance of common stock..................................................................      197       338       223
  Issuance of put options...................................................................        5        42         9
  Issuance of long-term borrowings..........................................................   18,498    22,475     7,552
  Issuance of Preferred Securities Issued by Subsidiaries...................................      810        --        --
Payments for:
  Repayments of long-term borrowings........................................................  (11,201)   (9,351)   (6,618)
  Redemption of cumulative preferred stock..................................................     (200)       --        --
  Redemption of Capital Units...............................................................       (4)     (513)     (416)
  Repurchases of common stock...............................................................   (1,583)   (3,628)   (2,374)
  Cash dividends............................................................................   (1,040)     (924)     (575)
                                                                                             --------  --------  --------
Net cash provided by financing activities...................................................   32,755    11,563    31,322
                                                                                             --------  --------  --------
Net increase (decrease) in cash and cash equivalents........................................    7,777     6,494    (4,553)
Cash and cash equivalents, at beginning of period...........................................   18,819    12,325    16,878
                                                                                             --------  --------  --------
Cash and cash equivalents, at end of period................................................. $ 26,596  $ 18,819  $ 12,325
                                                                                             ========  ========  ========

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

          Consolidated Statements of Changes in Shareholders' Equity
                             (dollars in millions)

                                                                                                    Common   Common
                                                                           Accumulated     Note     Stock     Stock
                                                                 Employee     Other     Receivable Held in  Issued to
                               Preferred Common Paid-in Retained  Stock   Comprehensive Related to Treasury Employee
                                 Stock   Stock  Capital Earnings  Trust   Income (Loss)    ESOP    at Cost    Trust    Total
                               --------- ------ ------- -------- -------- ------------- ---------- -------- --------- -------
BALANCE AT
 NOVEMBER 30, 1998............   $ 674    $12   $3,740  $12,080   $1,913      $ (12)       $(60)   $(2,702)  $(1,526) $14,119
Net income....................      --     --       --    4,791       --         --          --         --        --    4,791
Dividends.....................      --     --       --     (586)      --         --          --         --        --     (586)

 Conversion of ESOP Preferred
 Stock........................      (4)    --      (18)      --       --         --          --         22        --       --
Issuance of common stock......      --     --     (223)      --       --         --          --        446        --      223
Repurchases of common stock...      --     --       --       --       --         --          --     (2,374)       --   (2,374)
Compensation payable in
 common stock.................      --     --      312       --      513         --          --        205      (252)     778
ESOP shares allocated, at cost      --     --       --       --       --         --           5         --        --        5
Issuance of common stock
 in connection with
 Morgan Stanley, S.V.,
 S.A. acquisition.............      --     --       16       --       --         --          --         48        --       64
Issuance of put options.......      --     --        9       --       --         --          --         --        --        9
Translation adjustments.......      --     --       --       --       --        (15)         --         --        --      (15)
                                 -----    ---   ------  -------   ------      -----        ----    -------   -------  -------
BALANCE AT
 NOVEMBER 30, 1999............     670     12    3,836   16,285    2,426        (27)        (55)    (4,355)   (1,778)  17,014
Net income....................      --     --       --    5,456       --         --          --         --        --    5,456
Dividends.....................      --     --       --     (939)      --         --          --         --        --     (939)

 Conversion of ESOP Preferred
 Stock........................    (125)    --     (817)      --       --         --          --        942        --       --
Issuance of common stock......      --     --     (446)      --       --         --          --        784        --      338
Issuance of put options.......      --     --       42       --       --         --          --         --        --       42
Exercise of put options.......      --     --       (4)      --       --         --          --          4        --       --
Repurchases of common stock...      --     --       --       --       --         --          --     (3,628)       --   (3,628)
Compensation payable in
 common stock.................      --     --      766       --      616         --          --        229      (570)   1,041
ESOP shares allocated, at cost      --     --       --       --       --         --          11         --        --       11
Translation adjustments.......      --     --       --       --       --        (64)         --         --        --      (64)
                                 -----    ---   ------  -------   ------      -----        ----    -------   -------  -------
BALANCE AT
 NOVEMBER 30, 2000............     545     12    3,377   20,802    3,042        (91)        (44)    (6,024)   (2,348)  19,271
Net income....................      --     --       --    3,521       --         --          --         --        --    3,521
Dividends.....................      --     --       --   (1,053)      --         --          --         --        --   (1,053)
Redemption of 7- 3/4%
 Cumulative Preferred
 Stock........................    (200)    --       --       --       --         --          --         --        --     (200)
ESOP shares allocated, at cost      --     --       --       --       --         --          13         --        --       13
Issuance of common stock......      --     --     (364)      --       --         --          --        561        --      197
Issuance of put options.......      --     --        5       --       --         --          --         --        --        5
Exercise of put options.......      --     --      (12)      --       --         --          --         12        --       --
Repurchases of common stock...      --     --       --       --       --         --          --     (1,583)       --   (1,583)
Compensation payable in
 common stock.................      --     --      739       --       44         --          --         99      (166)     716
Cumulative effect of
 accounting change and
 net change in cash flow
 hedges.......................      --     --       --       --       --       (112)         --         --        --     (112)
Translation adjustments.......      --     --       --       --       --        (59)         --         --        --      (59)
                                 -----    ---   ------  -------   ------      -----        ----    -------   -------  -------
BALANCE AT
 NOVEMBER 30, 2001............   $ 345    $12   $3,745  $23,270   $3,086      $(262)       $(31)   $(6,935)  $(2,514) $20,716
                                 =====    ===   ======  =======   ======      =====        ====    =======   =======  =======

                See Notes to Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Introduction and Basis of Presentation.

The Company. Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley/ CardSM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

Basis of Financial Information. The consolidated financial statements for the 12 months ended November 30, 2001 ("fiscal 2001"), November 30, 2000 ("fiscal 2000") and November 30, 1999 ("fiscal 1999") are prepared in accordance with accounting principles generally accepted in the U.S., which requires the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the potential outcome of litigation and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

Certain reclassifications have been made to prior-year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

2.   Summary of Significant Accounting Policies.

Consolidated Statements of Cash Flows. For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

In connection with the fiscal 2001 purchase of Quilter Holdings Limited, the Company issued approximately $37 million of notes payable, including approximately $13 million of notes that are convertible into common shares of the Company.

In connection with the fiscal 2000 purchase of Ansett Worldwide Aviation Services ("Ansett Worldwide"), the Company assumed $1,380 million of long-term borrowings.

In connection with the fiscal 1999 purchase of Morgan Stanley, S.V., S.A. (formerly AB Asesores), the Company issued 1.4 million shares of common stock having a fair value on the date of acquisition of $64 million.

                       MORGAN STANLEY DEAN WITTER & CO.

Consumer Loans. Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is credited to income as earned.

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

Allowance for Consumer Loan Losses. The allowance for consumer loan losses is a significant estimate that is regularly evaluated for adequacy and is established through a charge to the provision for consumer loan losses. The evaluations take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect a borrower's ability to pay.

The Company uses the results of these evaluations to provide an allowance for consumer loan losses. The exposure for credit losses from owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses.

Financial Instruments Used for Trading and Investment. Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in principal trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the consolidated statements of income as interest and dividend revenue or interest expense. The fair values of the trading positions generally are based on listed market prices. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. To the extent financial contracts have extended maturity dates, the Company's estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. Purchases and sales of financial instruments are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The carrying value of investments made in connection with principal real estate activities that do not involve equity securities is adjusted periodically based on independent appraisals, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

Financial Instruments Used for Asset and Liability Management. The Company enters into various derivative financial instruments for non-trading purposes. These instruments include interest rate swaps, foreign currency

                       MORGAN STANLEY DEAN WITTER & CO.

swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (see "New Accounting Pronouncements"). For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in accumulated other comprehensive income, and amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense.

The Company also utilizes foreign exchange forward contracts to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within accumulated other comprehensive income in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from or payables to brokers, dealers and clearing organizations. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

Office Facilities. Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of buildings, leasehold improvements, furniture, fixtures and equipment are provided principally by the straight-line method. Property and equipment are depreciated over the estimated useful lives of the related assets, while leasehold improvements are amortized over the lesser of the economic useful life of the asset or, where applicable, the remaining term of the lease.

Aircraft Under Operating Leases. Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows (without interest charges) expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the marketplace are disregarded, and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft in the fleet. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs. In the fourth quarter of fiscal 2001, the Company recognized an impairment loss pursuant to SFAS No. 121 (see Note 19).

Investment Banking. Underwriting revenues and fees for mergers and acquisitions and advisory assignments are recorded when services for the transaction are substantially completed. Transaction-related expenses are deferred and later expensed to match revenue recognition.

Income Taxes. Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.

                       MORGAN STANLEY DEAN WITTER & CO.

Earnings per Share. The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." The calculations of earnings per share are based on the weighted average number of common shares and share equivalents outstanding and give effect to preferred stock dividend requirements.

"Basic EPS" reflects no dilution from common stock equivalents, and "diluted EPS" reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period.

Cardmember Rewards. Cardmember rewards, primarily the Cashback Bonus(R) award, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1%, are based upon a cardmember's annual level and type of purchases. The liability for cardmember rewards, included in other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis.

In fiscal 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." Prior to the adoption of EITF Issue No. 00-22, the Company recorded its Cashback Bonus award program as a marketing and business development expense. In accordance with EITF Issue No. 00-22, such incentives are to be considered a reduction in revenues and are recorded in merchant and cardmember fees. The Company's consolidated statements of income for all periods presented have been restated to reflect this change.

Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Translation of Foreign Currencies. Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. In accordance with SFAS No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in accumulated other comprehensive income (loss), a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Goodwill. Goodwill has been amortized on a straight-line basis over periods from five to 40 years, generally not exceeding 25 years. At November 30, 2001 and November 30, 2000, goodwill of approximately $1.4 billion and $1.3 billion, respectively, was included in the Company's consolidated statements of financial condition as a component of other assets (see "New Accounting Pronouncements)."

Deferred Compensation Arrangements. In accordance with EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer's stock held in rabbi trusts should be classified in shareholders' equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in common stock issued to employee trust. Both employee stock trust and common stock issued to employee trust are components of shareholders' equity.

                       MORGAN STANLEY DEAN WITTER & CO.

Software Costs. In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs incurred in connection with an internal-use software project should be capitalized and amortized over the expected useful life. The Company adopted SOP 98-1 effective December 1, 1999.

Securitization Activities. The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, credit card loans and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. Retained interests in securitized financial assets associated with the Company's Securities business was approximately $100 million at November 30, 2001. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. For the 12 months ended November 30, 2001, the aggregate cash proceeds from securitizations were approximately $27 billion.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective December 1, 2000. The Company recorded an after-tax charge to net income from the cumulative effect of the adoption of SFAS No. 133, as amended, of $59 million and an after-tax decrease to accumulated other comprehensive income of $13 million. The Company's adoption of SFAS No. 133, as amended, affects the accounting for, among other things, the Company's hedging strategies, including those associated with certain financing activities.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," it provides new guidelines for reporting financial assets transferred as collateral and new guidelines for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. Effective April 1, 2001, the Company was required to recognize securities received as collateral (as opposed to cash received as collateral) in certain securities lending transactions in the consolidated statements of financial condition as of November 30, 2001. SFAS No. 140 also prescribes additional disclosures

                       MORGAN STANLEY DEAN WITTER & CO.

for collateral transactions and for securitization transactions accounted for as sales. The new guidelines for collateral transactions were effective for fiscal years ending after December 15, 2000, while the new guidelines for the derecognition of financial assets were effective for transfers made after March 31, 2001. The additional disclosure requirements for collateral and securitization transactions were effective for the second quarter of fiscal 2001 and are reflected herein.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted the provisions of SFAS No. 141 on July 1, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company has early adopted the provisions of SFAS No. 142 as of the beginning of fiscal year 2002. The full impact of adoption is yet to be determined; however, annual amortization expense related to goodwill in fiscal 2001 approximated $100 million.

3.   Securities Financing Transactions.

Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. It is the Company's policy to take possession of securities purchased under agreements to resell. Securities borrowed and securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions.

The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the consolidated statements of financial condition. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

                                               At November 30, 2001
                                               ---------------------
                                               (dollars in millions)
Financial instruments owned:
U.S. government and agency securities.......          $ 9,310
Corporate and other debt....................            3,350
Corporate equities..........................            2,850
                                                      -------
 Total......................................          $15,510
                                                      =======

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate

                       MORGAN STANLEY DEAN WITTER & CO.

customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At November 30, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $355 billion, and the fair value of the portion that has been sold or repledged was $323 billion.

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

4.   Consumer Loans.

Consumer loans were as follows:

                                                               Nov. 30,    Nov. 30,
                                                                 2001        2000
                                                               --------    --------
                                                               (dollars in millions)
General purpose credit card, mortgage and consumer installment $20,955     $22,526
Less:
   Allowance for consumer loan losses.........................     847         783
                                                               -------     -------
Consumer loans, net........................................... $20,108     $21,743
                                                               =======     =======

Activity in the allowance for consumer loan losses was as follows:

                                                Fiscal  Fiscal Fiscal
                                                 2001    2000   1999
                                                ------  ------ ------
                                                (dollars in millions)
Balance beginning of period................     $  783  $ 772  $ 797
Additions:
   Provision for consumer loan losses......      1,052    810    526
Deductions:
   Charge-offs.............................      1,086    907    898
   Recoveries..............................        (98)  (108)  (121)
                                                ------  -----  -----
Net charge-offs............................        988    799    777
                                                ------  -----  -----
Other(1)...................................       --      --     226
                                                ------  -----  -----
Balance end of period......................     $  847  $ 783  $ 772
                                                ======  =====  =====

--------
(1)This amount primarily reflects transfers related to general purpose credit card asset securitizations.

                       MORGAN STANLEY DEAN WITTER & CO.

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $172 million, $127 million and $116 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

At November 30, 2001 and November 30, 2000, $5,037 million and $5,478 million, respectively, of the Company's consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company's actual consumer loan repayments.

At November 30, 2001, the Company had commitments to extend credit for consumer loans in the amount of $304 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan asset securitizations of $7,638 million, $10,294 million and $3,333 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

The estimated fair value of the Company's consumer loans approximated carrying value at November 30, 2001 and November 30, 2000. The Company's domestic consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At November 30, 2001, the Company had $7.9 billion of retained interests, including $5.6 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with investors' interests in the securitization trust, and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

For fiscal 2001, the Company completed credit card asset securitizations of $7.3 billion and recognized net securitization gains of $70 million as servicing fees in the Company's consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $29,247 million and $25,257 million at November 30, 2001 and November 30, 2000, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2001 were as follows:

 Weighted average life (in months)..........       6.1-6.4
 Payment rate (rate per month)..............    16.88%-16.93%
 Credit losses (rate per annum).............      5.23%-6.95%
 Discount rate (rate per annum).............    16.50%-17.50%

                       MORGAN STANLEY DEAN WITTER & CO.

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

                                                          At  Nov. 30,
                                                              2001
                                                          ------------
          Residual Interests (carrying
           amount/fair value)............................    $  213
          Weighted average life (in months)..............       6.1
          Payment rate (rate per month)..................     16.88%
           Impact on fair value of 10% adverse change....    $  (15)
           Impact on fair value of 20% adverse change....    $  (27)
          Credit losses (rate per annum).................      6.95%
           Impact on fair value of 10% adverse change....    $  (71)
           Impact on fair value of 20% adverse change....    $ (141)
          Discount rate (rate per annum).................     16.50%
           Impact on fair value of 10% adverse change....    $   (3)
           Impact on fair value of 20% adverse change....    $   (6)

The sensitivity analysis in the table above is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the Residual Interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower payments and increased credit losses), which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                                   Fiscal
                                                                                     2001
                                                                                   ------
Proceeds from new credit card asset securitizations............................... $ 7.3
Proceeds from collections reinvested in previous credit card asset securitizations............................................................ $50.7
Contractual servicing fees received............................................... $ 0.6
Cash flows received from retained interests....................................... $ 1.6

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

                                                       At Nov. 30, 2001     Fiscal 2001
                                                    ---------------------- --------------
                                                                                    Net
                                                       Loans      Loans    Average Credit
                                                    Outstanding Delinquent  Loans  Losses
                                                    ----------- ---------- ------- ------
Managed general purpose credit card loans..........    $49.3       $3.4     $49.4   $2.6
Less: Securitized general purpose credit
       card loans..................................     29.2
                                                       -----
Owned general purpose credit card loans............    $20.1
                                                       =====

                       MORGAN STANLEY DEAN WITTER & CO.

5.   Deposits.

Deposits were as follows:

                                                      Nov. 30,    Nov. 30,
                                                        2001        2000
                                                      --------    --------
                                                      (dollars in millions)
          Demand, passbook and money market accounts. $ 1,741     $ 1,589
          Consumer certificate accounts..............   1,578       1,649
          $100,000 minimum certificate accounts......   8,957       8,692
                                                      -------     -------
          Total...................................... $12,276     $11,930
                                                      =======     =======

The weighted average interest rates of interest bearing deposits outstanding during fiscal 2001 and fiscal 2000 were 6.2% and 6.4%, respectively.

At November 30, 2001, certificate accounts maturing over the next five years were as follows:

                       Fiscal Year (dollars in millions)
                       ----------- ---------------------
                          2002....        $ 3,346
                          2003....          1,833
                          2004....          2,080
                          2005....          2,046
                          2006....          1,287

The estimated fair value of the Company's deposits, using current rates for deposits with similar maturities, approximated carrying value at November 30, 2001 and November 30, 2000.

6.   Short-Term Borrowings.

At November 30, 2001 and November 30, 2000, commercial paper of $25,158 million and $18,352 million, with weighted average interest rates of 2.4% and 6.0%, respectively, was outstanding.

At November 30, 2001 and November 30, 2000, other short-term borrowings of $7,684 million and $9,402 million, respectively, were outstanding. These borrowings included bank loans, Federal Funds and bank notes.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. At November 30, 2001, the Company maintained an $8.2 billion surplus shareholders' equity as compared with the MSDW Facility's restrictive covenant requirement. The Company believes that the covenant restrictions will not impair its ability to obtain funding under the MSDW Facility nor impair its ability to pay its current level of dividends. At November 30, 2001, no borrowings were outstanding under the MSDW Facility.

The Company maintains a master collateral facility that enables MS&Co. to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated stockholder's equity and Net Capital, each as defined in the MS&Co. Facility. At

                       MORGAN STANLEY DEAN WITTER & CO.

November 30, 2001, MS&Co. maintained a $2.3 billion surplus consolidated stockholder's equity and a $3.0 billion surplus Net Capital. The Company believes that the restrictive covenants will not impair its ability to secure loan arrangements, letters of credit and other financial accommodations under the MS&Co. Facility. At November 30, 2001, no borrowings were outstanding under the MS&Co. Facility.

The Company also maintains a revolving credit facility that enables MSIL to obtain committed funding from a syndicate of banks (the "MSIL Facility") by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the MSIL Facility. At November 30, 2001, MSIL maintained a $1.4 billion surplus Shareholder's Equity and a $1.0 billion surplus Financial Resources. The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSIL Facility. At November 30, 2001, no borrowings were outstanding under the MSIL Facility.

MSJL, the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSJL Facility. At November 30, 2001, no borrowings were outstanding under the MSJL Facility.

The Company anticipates that it will utilize the MSDW Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility for short-term funding from time to time.

7.   Long-Term Borrowings.

Maturities and Terms. Long-term borrowings at fiscal year-end consisted of the following:

                                             U.S. Dollar                Non-U.S. Dollar(1)        At November 30,
                                    ------------------------------ ----------------------------- ----------------
                                     Fixed   Floating Index/Equity Fixed   Floating Index/Equity   2001    2000
                                     Rate    Rate(2)     Linked    Rate    Rate(2)     Linked    Total(3)  Total
                                    -------  -------- ------------ ------  -------- ------------ -------- -------
                                                            (dollars in millions)
Due in fiscal 2001.................     $--  $    --     $   --    $   --   $   --      $ --     $    --  $12,155
Due in fiscal 2002.................   1,359    6,203        817       418    1,148        82      10,027    6,277
Due in fiscal 2003.................   4,135    4,124        604       930      641       136      10,570    8,527
Due in fiscal 2004.................   2,482    2,907        184       666    1,029         4       7,272    3,071
Due in fiscal 2005.................   3,263      158        123     2,269      127        13       5,953    4,639
Due in fiscal 2006.................   4,057      385         18     2,202       72        57       6,791      616
Thereafter.........................   7,343       97         70       633      745       167       9,055    6,766
                                    -------  -------     ------    ------   ------      ----     -------  -------
    Total.......................... $22,639  $13,874     $1,816    $7,118   $3,762      $459     $49,668  $42,051
                                    =======  =======     ======    ======   ======      ====     =======  =======
Weighted average coupon at fiscal
  year-end.........................     6.8%     2.6%       n/a       4.6%     3.3%      n/a         4.9%     6.5%

--------
(1)Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates ("LIBOR") and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based on euro floating rates.
(3)Amounts include an increase of approximately $850 million to the carrying amount of certain of the Company's long-term borrowings associated with fair value hedges under SFAS No. 133.

                       MORGAN STANLEY DEAN WITTER & CO.

Medium-Term Notes. Included in the table above are medium-term notes of $18,390 million and $20,163 million at November 30, 2001 and November 30, 2000, respectively. The weighted average interest rate on all medium-term notes was 3.3% in fiscal 2001 and 6.3% in fiscal 2000. Maturities of these notes range from fiscal 2002 through fiscal 2029.

Structured Borrowings. U.S. dollar index/equity linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor's 500), a basket of stocks or a specific equity security. To minimize the exposure resulting from movements in the underlying equity position or index, the Company has entered into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities at November 30, 2001 and November 30, 2000.

Other Borrowings. Included in the Company's long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $666 million and $1,332 million at November 30, 2001 and November 30, 2000, respectively. The weighted average interest rate on these subordinated notes was 7.4% in both fiscal 2001 and fiscal 2000. Maturities of the subordinated notes range from fiscal 2002 to fiscal 2016.

Certain of the Company's long-term borrowings are redeemable prior to maturity at the option of the holder. These notes contain certain provisions which effectively enable noteholders to put the notes back to the Company and, therefore, are scheduled in the foregoing table to mature in fiscal 2002 through fiscal 2009. The stated maturities of these notes, which aggregate $4,292 million, are from fiscal 2002 to fiscal 2031.

At November 30, 2001, MS&Co., a U.S. broker-dealer subsidiary of the Company, had outstanding $243 million of 8.51% fixed rate subordinated Series B notes, $96 million of 7.03% fixed rate subordinated Series D notes, $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2003 to fiscal 2016. The terms of such notes contain restrictive covenants which require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined. During fiscal 2001, MS&Co. redeemed all $357 million of its 8.22% fixed rate subordinated Series A notes and all $313 million of its 6.81% fixed rate subordinated
Series C notes prior to their scheduled maturity.

Extinguishment of Long-Term Borrowings. During the third quarter of fiscal 2001, the Company recorded an extraordinary loss of $30 million, net of income taxes, resulting from the early extinguishment of certain long-term borrowings associated with the Company's aircraft financing activities.

Asset and Liability Management. A portion of the Company's fixed rate long-term borrowings is used to fund highly liquid marketable securities and short-term receivables arising from securities transactions. The Company uses interest rate swaps to more closely match the duration of these borrowings to the duration of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company's fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company's use of swaps for asset and liability management affected its effective average borrowing rate as follows:

                                                                         Fiscal Fiscal Fiscal
                                                                          2001   2000   1999
                                                                          ----   ----   ----
Weighted average coupon of long-term borrowings at fiscal year-end(1)...  4.9%   6.5%   5.9%
                                                                          ===    ===    ===
Effective average borrowing rate for long-term borrowings after swaps at
  fiscal year-end(1)....................................................  3.0%   6.7%   5.8%
                                                                          ===    ===    ===

--------
(1)Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

                       MORGAN STANLEY DEAN WITTER & CO.

The effective weighted average interest rate on the Company's index/equity linked notes, which is not included in the table above, was 2.3% and 6.8% in fiscal 2001 and fiscal 2000, respectively, after giving effect to the related hedges.

The estimated fair value of the Company's long-term borrowings approximated carrying value based on rates available to the Company at year-end for borrowings with similar terms and maturities.

Cash paid for interest for the Company's borrowings and deposits approximated interest expense in fiscal 2001, fiscal 2000 and fiscal 1999.

8.   Commitments and Contingencies.

The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2001, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Fiscal Year                       (dollars in millions)
-----------                       ---------------------
 2002............................        $  457
 2003............................           392
 2004............................           348
 2005............................           338
 2006............................           309
 Thereafter......................         2,594

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $423 million, $416 million and $296 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

The Company has an agreement with IBM Corporation, expiring in June 2005, under which the Company receives information processing, data networking and related services. Under the terms of the agreement, the Company has an aggregate minimum annual calendar year commitment of $120 million through 2004 and a $60 million calendar year commitment in 2005, subject to annual cost-of-living adjustments.

In fiscal 2001, the Company sold a 1 million-square-foot office tower in New York City that has been under construction since 1999. Under the terms of the sale agreement, the Company is obligated to complete the construction of the building, which is expected to occur in mid-2002.

At November 30, 2001 and November 30, 2000, the Company had approximately $4.5 billion and $6.1 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

The Company has commitments to fund certain fixed assets and other less liquid investments, including at November 30, 2001 approximately $800 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of November 30, 2001, the aggregate amount of such purchase commitments was

                       MORGAN STANLEY DEAN WITTER & CO.

$564 million. Approximately 80% of the aircraft to be acquired under these purchase obligations are subject to contractual lease arrangements.

At November 30, 2001, the Company had contracted to receive the following minimum rentals under operating leases in connection with its aircraft financing activities:

                       Fiscal Year   (dollars in millions)
                       -----------   ---------------------
                        2002........        $  505
                        2003........           444
                        2004........           348
                        2005........           255
                        2006........           174
                        Thereafter..         1,012

In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank) financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At November 30, 2001, the Company provided commitments associated with these activities to investment grade issuers aggregating $6.3 billion and commitments to non-investment grade issuers aggregating $0.8 billion. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash funding requirements.

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

In the normal course of business, the Company has been named as a defendant in various lawsuits and has been involved in certain investigations and proceedings. Some of these matters involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the consolidated financial condition of the Company but may be material to the Company's operating results for any particular period, depending, upon other things, on the level of the Company's income for such period.

                       MORGAN STANLEY DEAN WITTER & CO.

9.   Earnings per Share.

Earnings per share were calculated as follows (in millions, except for per share data):

                                                                            Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                                            ----------- ----------- -----------
Basic EPS
   Income before extraordinary item and cumulative effect of accounting
     change................................................................   $3,610      $5,456      $4,791
   Extraordinary item......................................................      (30)         --          --
   Cumulative effect of accounting change..................................      (59)         --          --
   Preferred stock dividend requirements...................................      (32)        (36)        (44)
                                                                              ------      ------      ------
   Net income applicable to common shareholders............................   $3,489      $5,420      $4,747
                                                                              ======      ======      ======
   Weighted average common shares outstanding..............................    1,086       1,096       1,097
                                                                              ======      ======      ======
   Basic EPS before extraordinary item and cumulative effect of accounting
     change................................................................   $ 3.29      $ 4.95      $ 4.33
   Extraordinary item......................................................    (0.03)         --          --
   Cumulative effect of accounting change..................................    (0.05)         --          --
                                                                              ------      ------      ------
Basic EPS..................................................................   $ 3.21      $ 4.95      $ 4.33
                                                                              ======      ======      ======

                                                                              Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                                              ----------- ----------- -----------
Diluted EPS
   Income before extraordinary item and cumulative effect of accounting
     change..................................................................   $3,610      $5,456      $4,791
   Extraordinary item........................................................      (30)         --          --
   Cumulative effect of accounting change....................................      (59)         --          --
   Preferred stock dividend requirements.....................................      (32)        (36)        (36)
                                                                                ------      ------      ------
   Net income applicable to common shareholders..............................   $3,489      $5,420      $4,755
                                                                                ======      ======      ======
   Weighted average common shares outstanding................................    1,086       1,096       1,097
   Effect of dilutive securities:
       Stock options.........................................................       35          47          39
       Convertible debt......................................................        1          --          --
       ESOP convertible preferred stock......................................       --           2          24
                                                                                ------      ------      ------
   Weighted average common shares outstanding and common stock
     equivalents.............................................................    1,122       1,145       1,160
                                                                                ======      ======      ======
   Diluted EPS before extraordinary item and cumulative effect of accounting
     change..................................................................   $ 3.19      $ 4.73      $ 4.10
   Extraordinary item........................................................    (0.03)         --          --
   Cumulative effect of accounting change....................................    (0.05)         --          --
                                                                                ------      ------      ------
Diluted EPS..................................................................   $ 3.11      $ 4.73      $ 4.10
                                                                                ======      ======      ======

10.   Trading Activities.

Trading Revenues. The Company's trading activities are conducted through the integrated management of its client-driven and proprietary transactions, along with the hedging and financing of these positions. While trading activities are generated by client order flow, the Company also takes proprietary positions based on expectations of future market movements and conditions.

The Company manages its trading businesses by product groupings and, therefore, has established distinct, worldwide trading divisions having responsibility for equity, fixed income, foreign exchange and commodities

                       MORGAN STANLEY DEAN WITTER & CO.

products. Because of the integrated nature of the markets for such products, each product area trades cash instruments as well as related derivative products (e.g., options, swaps, futures, forwards and other contracts with respect to such underlying instruments or commodities). Principal transaction trading revenues are summarized below by trading division:

                                                         Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                         ----------- ----------- -----------
                                                                (dollars in millions)
   Equities.............................................   $3,110      $4,705      $3,065
   Fixed income.........................................    1,319       1,728       1,903
   Foreign exchange.....................................      373         349         397
   Commodities..........................................      699         579         431
                                                           ------      ------      ------
       Total principal transaction trading revenues.....   $5,501      $7,361      $5,796
                                                           ======      ======      ======

Interest and dividend revenue and interest expense and commissions are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest, commissions and principal trading revenues in the aggregate.

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

Equities. The Company makes markets and trades in the global secondary markets for equities and convertible debt and is a dealer in equity warrants, exchange traded and OTC equity options, index futures, equity swaps and other sophisticated equity derivatives. The Company's activities as a dealer primarily are client-driven, with the objective of meeting clients' needs while earning a spread between the premiums paid or received on its contracts with clients and the cost of hedging such transactions in the cash or forward market or with other derivative transactions. The Company limits its market risk related to these contracts, which stems primarily from underlying equity/index price and volatility movements, by employing a variety of hedging strategies. The Company also takes proprietary positions in the global equity markets by using derivatives, most commonly futures and options, in addition to cash positions, intending to profit from market price and volatility movements in the underlying equities or indices positioned.

The counterparties to the Company's equity transactions include commercial banks, investment banks, broker-dealers, investment funds and industrial companies.

Fixed Income. The Company trades and makes markets in domestic and international fixed income securities and related products, including preferred stock, investment grade corporate debt, high-yield securities, senior loans, U.S. and non-U.S. government securities, municipal securities, and commercial paper, money market and other short-term securities. The Company also makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products and provides financing to customers for commercial, residential and real estate loan products.

The Company is a dealer in interest rate and currency swaps and other related derivative products, credit derivatives (including credit default swaps), OTC options on U.S. and non-U.S. government bonds, and mortgage-backed forward agreements, options and swaps. The Company also acts as principal in aircraft finance transactions, under which the Company acquires aircraft outright or under leases.

                       MORGAN STANLEY DEAN WITTER & CO.

The counterparties to the Company's fixed income transactions include investment advisors, commercial banks, insurance companies, broker-dealers, investment funds and industrial companies.

Foreign Exchange. The Company is a market-maker in a number of foreign currencies. It actively trades currencies with its customers on a principal basis in the spot, forward and currency option markets earning a dealer spread. In connection with its market-making activities, the Company seeks to manage its market risk by entering into offsetting positions. The Company also takes proprietary positions in currencies to profit from market price and volatility movements in the currencies positioned.

The majority of the Company's foreign exchange business relates to major foreign currencies such as yen, euros, pounds sterling, Swiss francs and Canadian dollars. The balance of the business covers a broad range of other currencies.

The counterparties to the Company's foreign exchange transactions include commercial banks, investment banks, broker-dealers, investment funds and industrial companies.

Commodities. The Company, as a major participant in the world commodities markets, trades in physical precious, base and platinum group metals, electricity, energy products (principally crude oil, refined oil products and natural gas) as well as a variety of derivatives related to these commodities such as futures, forwards, and exchange traded and OTC options and swaps. Through these activities, the Company provides clients with a ready market to satisfy end users' current raw material needs and facilitates their ability to hedge price fluctuations related to future inventory needs.

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

Risk Management. Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company's risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification. Many of the Company's risk management and control practices are subject to periodic review by the Company's Internal Audit Department as well as to interactions with various regulatory authorities.

The Management Committee, composed of the Company's most senior officers, establishes the overall risk management policies for the Company and reviews the Company's performance relative to these policies. The

                       MORGAN STANLEY DEAN WITTER & CO.

Management Committee has created several Risk Committees to assist it in monitoring and reviewing the Company's risk management practices. These Risk Committees, as well as other committees established to manage and monitor specific risks, review the risk monitoring and risk management policies and procedures relating to the Company's market and credit risk profile, sales practices, legal enforceability, and operational and systems risks. The Market Risk, Credit Risk, Controllers, Treasury, and Law and Compliance Departments, which are all independent of the Company's business units, assist senior management and the Risk Committees in monitoring and controlling the Company's risk profile. The Market Risk and Credit Risk Departments have operational responsibility for measuring and monitoring aggregate market risk and credit risk, respectively, with respect to the Company's institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the Risk Committees. In addition, the Internal Audit Department, which also reports to senior management, periodically examines and evaluates the Company's operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company's risk management and monitoring systems and processes.

Market Risk. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. Aggregate market risk limits have been approved for the Company and for each major trading division of the Company worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

The Market Risk Department independently reviews the Company's trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk and other quantitative and qualitative risk measures and analyses. The Company's trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management.

Credit Risk. The Company's exposure to credit risk arises from the possibility that a customer or counterparty to a transaction might fail to perform under its contractual commitment, which could result in the Company incurring losses. The Company has credit guidelines that limit the Company's current and potential credit exposure to any one customer or counterparty and to aggregates of customers or counterparties by type of business activity. Specific credit risk limits based on these credit guidelines also are in place for each type of customer or counterparty (by rating category).

The Credit Risk Department administers limits, monitors credit exposure and periodically reviews the financial soundness of customers and counterparties on a worldwide basis. The Company manages the credit exposure relating to its trading activities in various ways, including entering into master netting agreements, collateral arrangements, and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions, entering into risk-reducing transactions, assigning transactions to other parties, or purchasing credit protection.

                       MORGAN STANLEY DEAN WITTER & CO.

Concentration Risk. The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Germany, Japan, Italy and the United Kingdom), which, in the aggregate, represented approximately 10% of the Company's total assets at November 30, 2001. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 23% of the Company's total assets at November 30, 2001, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity and principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

Customer Activities. The Company's customer activities involve the execution, settlement and financing of various securities and commodities transactions on behalf of customers. Customer securities activities are transacted on either a cash or margin basis. Customer commodities activities, which include the execution of customer transactions in commodity futures transactions (including options on futures), are transacted on a margin basis.

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

Fair Value of Derivatives. The fair value (carrying amount) of derivative instruments represents the cost of replacing these instruments and is further described in Note 2. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition. The amounts in the following table represent unrealized gains on purchased exchange-traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps), net of any unrealized losses owed to the counterparties on offsetting positions in situations where netting is appropriate. These amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company's exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2001 will not have a material effect on the Company's financial condition.

                       MORGAN STANLEY DEAN WITTER & CO.

The credit quality of the Company's trading-related derivatives (both listed and over-the-counter) at November 30, 2001 and November 30, 2000 is summarized in the table below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department:

                                                                       Collateralized   Other
                                                                            Non-         Non-
                                                                         Investment   Investment
                                        AAA      AA      A      BBB        Grade        Grade     Total
                                       ------  ------  ------  ------  -------------- ---------- -------
                                                             (dollars in millions)
At November 30, 2001
Interest rate and currency swaps and
  options (including caps, floors and
  swap options) and other fixed
  income securities contracts......... $4,465  $5,910  $6,144  $1,482       $488        $  631   $19,120
Foreign exchange forward contracts
  and options.........................     76   1,051   1,090     212         --           269     2,698
Equity securities contracts (including
  equity swaps, warrants and options).  1,879   1,392     662      40         85           283     4,341
Commodity forwards, options and
  swaps...............................    367     941   1,690   1,195        173         1,553     5,919
                                       ------  ------  ------  ------       ----        ------   -------
Total................................. $6,787  $9,294  $9,586  $2,929       $746        $2,736   $32,078
                                       ======  ======  ======  ======       ====        ======   =======
Percent of total......................     21%     29%     30%      9%         2%            9%      100%
                                       ======  ======  ======  ======       ====        ======   =======

                                                                       Collateralized   Other
                                                                            Non-         Non-
                                                                         Investment   Investment
                                        AAA      AA      A      BBB        Grade        Grade     Total
                                       ------  ------  ------  ------  -------------- ---------- -------
                                                             (dollars in millions)
At November 30, 2000
Interest rate and currency swaps and
  options (including caps, floors and
  swap options) and other fixed
  income securities contracts......... $1,692  $4,012  $3,374  $1,128       $150        $  399   $10,755
Foreign exchange forward contracts
  and options.........................    112     909   1,144     111         --           195     2,471
Equity securities contracts (including
  equity swaps, warrants and options).  1,774   3,122   1,724     169         76           320     7,185
Commodity forwards, options and
  swaps...............................    222   1,450   2,139   1,485        337         1,289     6,922
                                       ------  ------  ------  ------       ----        ------   -------
Total................................. $3,800  $9,493  $8,381  $2,893       $563        $2,203   $27,333
                                       ======  ======  ======  ======       ====        ======   =======
Percent of total......................     14%     35%     31%     10%         2%            8%      100%
                                       ======  ======  ======  ======       ====        ======   =======

                       MORGAN STANLEY DEAN WITTER & CO.

11. Preferred Stock, Capital Units and Preferred Securities Issued by Subsidiaries.

Preferred stock of the Company was composed of the following issues:

                                                                  Shares Outstanding at      Balance at
                                                                      November 30,          November 30,
                                                                  --------------------- ---------------------
                                                                     2001       2000       2001       2000
                                                                  ---------  ---------     ----       ----
                                                                                        (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock, stated
  value $200 per share........................................... 1,725,000  1,725,000     $345        $345
7-3/4% Cumulative Preferred Stock, stated value $200 per share..        --   1,000,000       --         200
                                                                                           ----        ----
Total............................................................                          $345        $545
                                                                                           ====        ====

In fiscal 2001, the Company redeemed all 1,000,000 outstanding shares of its 7-3/4% Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's 7-3/4% Cumulative Preferred Stock.

Subsequent to November 30, 2001, on December 3, 2001, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million and $70 million at November 30, 2001 and November 30, 2000, respectively.

MSDW Capital Trust I, a consolidated Delaware statutory business trust (the "Capital Trust I"), all of the common securities of which are owned by the Company, has $400 million of 7.10% Capital Securities (the "Capital Securities I") outstanding that are guaranteed by the Company. The Capital Trust I issued the Capital Securities I and invested the proceeds in 7.10% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due February 28, 2038.

In fiscal 2001, Morgan Stanley Capital Trust II, a consolidated Delaware statutory business trust (the "Capital Trust II"), all of the common securities of which are owned by the Company, issued $810 million of 7-1/4% Capital Securities (the "Capital Securities II") that are guaranteed by the Company. The Capital Trust II issued the Capital Securities II and invested the proceeds in 7-1/4% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due July 31, 2031.

12.  Shareholders' Equity.

MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $5,159 million at November 30, 2001, which exceeded the amount required by $4,454 million. MSDWI's net capital totaled

                       MORGAN STANLEY DEAN WITTER & CO.

$1,495 million at November 30, 2001, which exceeded the amount required by $1,370 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At November 30, 2001, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company's triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company's ability to withdraw capital from its subsidiaries. At November 30, 2001, approximately $6.5 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company's net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. However, under some circumstances, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company's net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative translation adjustments is summarized below:

                                                                                                  At November 30,
                                                                                              --------------------
                                                                                                2001       2000
                                                                                               ------     ------
                                                                                              (dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries................. $2,354     $2,336
                                                                                               ======     ======
Cumulative translation adjustments resulting from net investments in subsidiaries with a non-
  U.S. dollar functional currency............................................................ $ (334)    $ (211)
Cumulative translation adjustments resulting from realized or unrealized gains on hedges, net
  of tax.....................................................................................    184        120
                                                                                               ------     ------
Total cumulative translation adjustments..................................................... $ (150)    $  (91)
                                                                                               ======     ======

                       MORGAN STANLEY DEAN WITTER & CO.

13.  Employee Compensation Plans.

The Company has adopted a variety of compensation plans for certain of its employees. These plans are designed to facilitate a pay-for-performance policy, provide compensation commensurate with other leading financial services companies and provide for internal stock ownership in order to align the interests of employees with the long-term interests of the Company's shareholders. Certain of these plans are summarized below.

Equity-Based Compensation Plans. The Company is authorized to issue up to approximately 618 million shares of its common stock in connection with awards under its equity-based compensation plans. At November 30, 2001, approximately 243 million shares were available for future grant under these plans.

Stock Option Awards. Stock option awards have been granted pursuant to several equity-based compensation plans. Historically, these plans have generally provided for the granting of stock options having an exercise price not less than the fair value of the Company's common stock (as defined in the plans) on the date of grant. Such options generally become exercisable over a one- to five-year period and expire seven to 10 years from the date of grant.

The following table sets forth activity relating to the Company's stock option awards (share data in millions):

                                             Fiscal 2001     Fiscal 2000     Fiscal 1999
                                           --------------- --------------- ---------------
                                                  Weighted        Weighted        Weighted
                                           Number Average  Number Average  Number Average
                                             of   Exercise   of   Exercise   of   Exercise
                                           Shares  Price   Shares  Price   Shares  Price
                                           ------ -------- ------ -------- ------ --------
Options outstanding at beginning of period 137.6   $34.87  131.3   $26.76  126.6   $20.04
Granted(1)................................  24.5    57.56   25.5    67.41   23.2    56.65
Exercised.................................  (8.1)   21.85  (17.8)   21.26  (15.5)   17.12
Forfeited.................................  (2.6)   56.14   (1.4)   40.10   (3.0)   23.88
                                           -----           -----           -----
Options outstanding at end of period...... 151.4   $38.88  137.6   $34.87  131.3   $26.76
                                           =====   ======  =====   ======  =====   ======
Options exercisable at end of period......  92.4   $27.71   88.3   $26.74   93.6   $25.21
                                           =====   ======  =====   ======  =====   ======

--------
(1)Amounts include stock options granted to employees subsequent to fiscal year-end but as part of year-end compensation for the fiscal year.

The following table presents information relating to the Company's stock options outstanding at November 30, 2001 (share data in millions):

                                    Options Outstanding                Options Exercisable
                         ----------------------------------------- ----------------------------
                                                        Average
                           Number    Weighted Average  Remaining     Number    Weighted Average
Range of Exercise Prices Outstanding  Exercise Price  Life (Years) Exercisable  Exercise Price
------------------------ ----------- ---------------- ------------ ----------- ----------------
    $ 4.00 - $ 19.99....     39.0         $ 9.76          2.9         36.6          $ 9.78
    $20.00 - $ 29.99....     25.9          26.56          5.4         23.4           26.55
    $30.00 - $ 49.99....     20.7          36.97          6.5         18.0           37.11
    $50.00 - $ 59.99....     25.6          56.55          9.8          1.7           52.95
    $60.00 - $ 69.99....     37.2          63.19          8.6         10.7           60.83
    $70.00 - $107.99....      3.0          84.78          7.4          2.0           87.11
                            -----                                     ----
    Total...............    151.4                         6.5         92.4
                            =====                                     ====

                       MORGAN STANLEY DEAN WITTER & CO.

Deferred Compensation Awards. The Company has made deferred compensation awards pursuant to several equity-based compensation plans. These plans provide for the deferral of a portion of certain key employees' compensation with payments made in the form of the Company's common stock or in the right to receive unrestricted shares (collectively, "Restricted Stock"). Compensation expense for all such awards (including those subject to forfeiture) amounted to $612 million, $855 million and $699 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Compensation expense for Restricted Stock awards was determined based on the fair value of the Company's common stock (as defined in the plans). The number of Restricted Stock shares outstanding was 96 million at November 30, 2001 and 115 million at both November 30, 2000 and November 30, 1999.

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

Profit Sharing Plans. The Company sponsors qualified profit sharing plans covering substantially all U.S. employees and also provides cash payment of profit sharing to employees of its international subsidiaries. Contributions are made to eligible employees at the discretion of the Board of Directors based upon the financial performance of the Company. Profit sharing expense for fiscal 2001, fiscal 2000 and fiscal 1999 was $149 million, $182 million and $153 million, respectively.

Employee Stock Ownership Plan. The Company has a $140 million leveraged employee stock ownership plan, funded through an independently managed trust. The Employee Stock Ownership Plan ("ESOP") was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. In January 2000, each share of the ESOP Convertible Preferred Stock was converted into 6.6 common shares of the Company. The ESOP trust funded its stock purchase through a loan of $140 million from the Company. The ESOP trust note, due September 19, 2005 (extendible at the option of the ESOP trust to September 19, 2010), bears a 10- 3/8% interest rate per annum with principal payable without penalty on or before the due date. The ESOP trust expects to make principal and interest payments on the note from funds provided by dividends on the shares of common stock and contributions from the Company, if required. The note receivable from the ESOP trust is reflected as a reduction in the Company's shareholders' equity. Shares allocated to employees generally may not be withdrawn until the employee's death, disability, retirement or termination. Contributions to the ESOP by the Company and allocation of ESOP shares to employees are made annually at the discretion of the Board of Directors based on the financial performance of the Company. The cost of shares allocated to participants' accounts amounted to $13 million in fiscal 2001, $11 million in fiscal 2000 and $5 million in fiscal 1999. The ESOP debt service costs for fiscal 2001 and fiscal 1999 were paid from dividends received on stock held by the ESOP trust and from Company contributions. The ESOP debt service costs for fiscal 2000 were paid from dividends received on stock held by the ESOP trust.

                       MORGAN STANLEY DEAN WITTER & CO.

Pro Forma Effect of SFAS No. 123. Had the Company elected to recognize compensation cost pursuant to SFAS No. 123 for its stock option plans and its employee stock purchase plan, net income would have been reduced by $375 million, $488 million and $327 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively, resulting in pro forma net income and earnings per share as follows:


                               Fiscal 2001     Fiscal 2000      Fiscal 1999
                               -----------     -----------      -----------
                               (dollars in millions, except per share data)
Net income
   As reported.............      $3,521          $5,456           $4,791
   Pro forma...............       3,146           4,968            4,464
Earnings per share
   As reported:
       Basic...............      $ 3.21          $ 4.95           $ 4.33
       Diluted.............        3.11            4.73             4.10
   Pro forma:
       Basic...............      $ 2.87          $ 4.50           $ 4.03
       Diluted.............        2.76            4.29             3.80

The weighted average fair value at date of grant for stock options granted during fiscal 2001, fiscal 2000 and fiscal 1999 was $26.43, $30.48 and $23.58 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                          Fiscal 2001 Fiscal 2000 Fiscal 1999
                                          ----------- ----------- -----------
      Risk-free interest rate............     4.7%        5.6%        5.9%
      Expected option life in years......     6.1         5.3         5.6
      Expected stock price volatility....    48.4%       43.4%       38.6%
      Expected dividend yield............     1.5%        1.1%        1.1%

14.  Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its worldwide employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company also provides certain benefits to former employees or inactive employees prior to retirement. The following summarizes these plans:

Pension Plans. Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by non-contributory pension plans that are qualified under Section 401(a) of the Internal Revenue Code (the "Qualified Plans"). Unfunded supplementary plans (the "Supplemental Plans") cover certain executives. In addition to the Qualified Plans and the Supplemental Plans (collectively, the "U.S. Plans"), certain of the Company's international subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee's years of credited service and on compensation levels specified in the plans. For the Qualified Plans and the other international plans, the Company's policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

                       MORGAN STANLEY DEAN WITTER & CO.

The following tables present information for the Company's pension plans on an aggregate basis.

Pension expense included the following components:

                                                    Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                    ----------- ----------- -----------
                                                           (dollars in millions)
U.S. Plans:
   Service cost, benefits earned during the period.    $  77       $  74       $ 98
   Interest cost on projected benefit obligation...       96          88         80
   Expected return on plan assets..................     (110)       (100)       (86)
   Net amortization................................        1           6          8
   Net settlements and curtailments................       --           2         --
                                                       -----       -----       ----
Total U.S. plans...................................       64          70        100
Total international plans..........................        4           4         16
                                                       -----       -----       ----
Net pension expense................................    $  68       $  74       $116
                                                       =====       =====       ====

The following table provides the assumptions used in determining the Company's benefit obligation for the U.S. Plans:

                                                         Fiscal 2001 Fiscal 2000
                                                         ----------- -----------
    Weighted average discount rate......................    7.55%       8.00%
    Rate of increase in future compensation levels......    5.00%       5.00%
    Expected long-term rate of return on plan assets....    9.00%       9.00%

The following table provides a reconciliation of the changes in the U.S. Plans' benefit obligation and fair value of plan assets for fiscal 2001 and fiscal 2000 as well as a summary of the U.S. Plans' funded status at November 30, 2001 and November 30, 2000:

                                                                                       Fiscal 2001 Fiscal 2000
                                                                                       ----------- -----------
                                                                                        (dollars in millions)
Reconciliation of benefit obligation:
   Benefit obligation at beginning of year............................................   $1,234      $1,214
   Service cost.......................................................................       77          74
   Interest cost......................................................................       96          88
   Actuarial loss or (gain)...........................................................      136         (48)
   Benefits paid......................................................................      (86)        (84)
   Settlements........................................................................       --         (10)
                                                                                         ------      ------
       Benefit obligation at end of year..............................................   $1,457      $1,234
                                                                                         ======      ======
Reconciliation of fair value of plan assets:
   Fair value of plan assets at beginning of year.....................................   $1,268      $1,154
   Actual return on plan assets.......................................................     (198)        158
   Employer contributions.............................................................       73          50
   Benefits paid and settlements......................................................      (86)        (94)
                                                                                         ------      ------
       Fair value of plan assets at end of year.......................................   $1,057      $1,268
                                                                                         ======      ======
Funded status:
   Funded status......................................................................   $ (400)     $   34
   Amount contributed to plan after measurement date..................................       20          --
   Unrecognized transition obligation.................................................        2           2
   Unrecognized prior-service cost....................................................       22          25
   Unrecognized loss or (gain)........................................................      295        (153)
                                                                                         ------      ------
       Net amount recognized..........................................................   $  (61)     $  (92)
                                                                                         ======      ======
Amounts recognized in the consolidated statements of financial condition consist of:
   Prepaid benefit cost...............................................................   $  117      $   53
   Accrued benefit liability..........................................................     (184)       (145)
   Intangible asset...................................................................        6          --
                                                                                         ------      ------
       Net amount recognized..........................................................   $  (61)     $  (92)
                                                                                         ======      ======

                       MORGAN STANLEY DEAN WITTER & CO.

For the Supplemental Plans, the aggregate accumulated benefit obligation was $126 million and $91 million at November 30, 2001 and November 30, 2000, respectively.

The Company also maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2001, fiscal 2000 and fiscal 1999, the Company's expense related to these plans was $68 million, $46 million and $27 million, respectively.

Postretirement Benefits. The Company has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and dependents. At November 30, 2001 and November 30, 2000, the Company's accrued postretirement benefit liability was $112 million and $106 million, respectively.

Postemployment Benefits. Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. These benefits were not material to the Company's consolidated financial statements in fiscal 2001, fiscal 2000 and fiscal 1999.

15.  Income Taxes.

The provision for income taxes consisted of:

                                    Fiscal 2001 Fiscal 2000 Fiscal 1999
                                    ----------- ----------- -----------
                                           (dollars in millions)
         Current:
            U.S. federal...........   $2,014      $2,299      $1,868
            U.S. state and local...      227         387         491
            Non-U.S................      260         603         738
                                      ------      ------      ------
                                       2,501       3,289       3,097
                                      ------      ------      ------
         Deferred:
            U.S. federal...........     (550)       (140)         37
            U.S. state and local...      (61)        (44)        (11)
            Non-U.S................      184         (35)       (186)
                                      ------      ------      ------
                                        (427)       (219)       (160)
                                      ------      ------      ------
         Provision for income taxes   $2,074      $3,070      $2,937
                                      ======      ======      ======

The following table reconciles the provision to the U.S. federal statutory income tax rate:

                                                                           Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                                           ----------- ----------- -----------
U.S. federal statutory income tax rate....................................    35.0%       35.0%       35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits     1.9         2.5         3.6
Lower tax rates applicable to non-U.S. earnings...........................    (0.4)       (2.0)       (2.3)
Other.....................................................................      --         0.5         1.7
                                                                              ----        ----        ----
Effective income tax rate.................................................    36.5%       36.0%       38.0%
                                                                              ====        ====        ====

As of November 30, 2001, the Company had approximately $4.7 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

                       MORGAN STANLEY DEAN WITTER & CO.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at November 30, 2001 and November 30, 2000 were as follows:

                                                      Nov. 30,     Nov. 30,
                                                        2001         2000
                                                      --------     --------
                                                      (dollars in millions)
         Deferred tax assets:
            Employee compensation and benefit plans..  $1,898       $2,078
            Loan loss allowance......................     289          284
            Other valuation and liability allowances.     923          690
            Deferred expenses........................      17          138
            Other....................................     378          270
                                                       ------       ------
                Total deferred tax assets............   3,505        3,460
                                                       ------       ------
         Deferred tax liabilities:
            Prepaid commissions......................     137          360
            Other....................................     338          369
                                                       ------       ------
                Total deferred tax liabilities.......     475          729
                                                       ------       ------
                Net deferred tax assets..............  $3,030       $2,731
                                                       ======       ======

Cash paid for income taxes was $910 million, $3,401 million and $1,736 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

The Company recorded income tax benefits of $460 million, $467 million and $367 million related to employee stock compensation transactions in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Such benefits were credited to paid-in capital.

16.  Segment and Geographic Information.

Pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosures that relate to business operating segments ("segments"), the Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments: Securities, Investment Management and Credit Services through which it provides a wide range of financial products and services to its customers.

The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

                                                                                              Investment  Credit
Fiscal 2001                                                                        Securities Management Services  Total
-----------                                                                        ---------- ---------- -------- --------
                                                                                            (dollars in millions)
All other net revenues............................................................  $ 13,981    $2,365   $ 2,202  $ 18,548
Net interest......................................................................     1,933        58     1,357     3,348
                                                                                    --------    ------   -------  --------
Net revenues......................................................................  $ 15,914    $2,423   $ 3,559  $ 21,896
                                                                                    ========    ======   =======  ========
Income before taxes, extraordinary item and cumulative effect of accounting change  $  3,630    $  927   $ 1,127  $  5,684
Provision for income taxes........................................................     1,267       382       425     2,074
                                                                                    --------    ------   -------  --------
Income before extraordinary item and cumulative effect of accounting change.......     2,363       545       702     3,610
Extraordinary item................................................................       (30)       --        --       (30)
Cumulative effect of accounting change............................................       (46)       --       (13)      (59)
                                                                                    --------    ------   -------  --------
Net income........................................................................  $  2,287    $  545   $   689  $  3,521
                                                                                    ========    ======   =======  ========
                                                                                              Investment  Credit
Fiscal 2000(1)                                                                     Securities Management Services  Total
--------------                                                                     ---------- ---------- -------- --------
                                                                                            (dollars in millions)
All other net revenues............................................................  $ 18,335    $2,643   $ 1,963  $ 22,941
Net interest......................................................................     1,472        69     1,517     3,058
                                                                                    --------    ------   -------  --------
Net revenues......................................................................  $ 19,807    $2,712   $ 3,480  $ 25,999
                                                                                    ========    ======   =======  ========
Gain on sale of business..........................................................  $     --    $   35   $    --  $     35
                                                                                    ========    ======   =======  ========
Income before taxes...............................................................  $  6,247    $1,135   $ 1,144  $  8,526
Provision for income taxes........................................................     2,193       458       419     3,070
                                                                                    --------    ------   -------  --------
Net income........................................................................  $  4,054    $  677   $   725  $  5,456
                                                                                    ========    ======   =======  ========
                                                                                              Investment  Credit
Fiscal 1999(1)                                                                     Securities Management Services  Total
--------------                                                                     ---------- ---------- -------- --------
                                                                                            (dollars in millions)
All other net revenues............................................................  $ 15,212    $2,227   $ 1,742  $ 19,181
Net interest......................................................................       916        55     1,394     2,365
                                                                                    --------    ------   -------  --------
Net revenues......................................................................  $ 16,128    $2,282   $ 3,136  $ 21,546
                                                                                    ========    ======   =======  ========
Income before taxes...............................................................  $  5,824    $  784   $ 1,120  $  7,728
Provision for income taxes........................................................     2,167       326       444     2,937
                                                                                    --------    ------   -------  --------
Net income........................................................................  $  3,657    $  458   $   676  $  4,791
                                                                                    ========    ======   =======  ========
                                                                                              Investment  Credit
Total Assets(1)(2)                                                                 Securities Management Services  Total
------------------                                                                 ---------- ---------- -------- --------
                                                                                            (dollars in millions)
November 30, 2001.................................................................  $452,421    $5,076   $25,131  $482,628
                                                                                    ========    ======   =======  ========
November 30, 2000.................................................................  $389,511    $4,872   $26,896  $421,279
                                                                                    ========    ======   =======  ========
November 30, 1999.................................................................  $336,909    $4,273   $25,785  $366,967
                                                                                    ========    ======   =======  ========

--------
(1)Credit Services business segment information includes the operating results of Morgan Stanley Dean Witter Credit Corporation ("MSDWCC"). Prior to fiscal 2001, the Company had included MSDWCC's results within its Securities business segment. In addition, the operating results of the Investment Management business segment includes certain revenues and expenses associated with the Company's Investment Consulting Services business. Prior to fiscal 2001, such revenues and expenses were included within the Company's Securities business segment. The selected financial information for fiscal 2000 and fiscal 1999 have been restated to reflect these changes.
(2)Corporate assets have been fully allocated to the Company's business segments.

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


Fiscal 2001                                                        U.S.    Europe   Asia    Other  Eliminations  Total
-----------                                                      -------- -------- ------- ------- ------------ --------
                                                                                  (dollars in millions)
Net revenues.................................................... $ 16,726 $  3,986 $ 1,405 $   177  $    (398)  $ 21,896
Income before taxes, extraordinary item and cumulative effect of
 accounting change..............................................    4,169    1,146     245     124         --      5,684
Total assets at November 30, 2001...............................  538,915  231,489  31,047  16,114   (334,937)   482,628

Fiscal 2000                                                        U.S.    Europe   Asia    Other  Eliminations  Total
-----------                                                      -------- -------- ------- ------- ------------ --------
                                                                                  (dollars in millions)
Net revenues.................................................... $ 19,421 $  5,048 $ 1,684 $   166  $    (320)  $ 25,999
Income before taxes.............................................    6,308    1,646     466     106         --      8,526
Total assets at November 30, 2000...............................  466,587  209,894  24,912  15,577   (295,691)   421,279

Fiscal 1999                                                        U.S.    Europe   Asia    Other  Eliminations  Total
-----------                                                      -------- -------- ------- ------- ------------ --------
                                                                                  (dollars in millions)
Net revenues.................................................... $ 16,701 $  3,848 $ 1,192 $   128  $    (323)  $ 21,546
Income before taxes.............................................    6,040    1,364     244      80         --      7,728
Total assets at November 30, 1999...............................  367,524  164,974  37,610  14,478   (217,619)   366,967

17.   Business Acquisitions and Disposition.

In fiscal 2001, the Company acquired Quilter Holdings Limited ("Quilter"). Quilter is a well-established U.K.-based investment management business providing segregated account management and advisory services to private individuals, pension funds and trusts. The Company's fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

In fiscal 2000, the Company acquired Ansett Worldwide, one of the world's leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world. The Company's fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

In the fourth quarter of fiscal 1998, the Company sold its Global Custody business to The Chase Manhattan Corporation ("Chase"). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments during fiscal 2000, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business.

                       MORGAN STANLEY DEAN WITTER & CO.

In fiscal 1999, the Company acquired Morgan Stanley, S.V., S.A. (formerly AB Asesores), the largest independent financial services firm in Spain. The Company's fiscal 1999 results include the operations of Morgan Stanley, S.V., S.A. since March 25, 1999, the date of acquisition.

The pro forma impact of each of the above acquisitions was not material to the Company's consolidated financial statements.

18.  Terrorist Attacks.

On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company's employees were located, and the temporary closing of the debt and equity financial markets in the U.S. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

The terrorist attacks had an immediate adverse impact on global economies, financial markets and certain industries, including the global aviation industry. These conditions had an adverse impact on the Company's results of operations in the fourth quarter of fiscal 2001, including an asset impairment charge and higher expenses associated with its aircraft financing activities. In addition to the immediate impact, there is much uncertainty regarding the potential long-term impact of these attacks. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies and financial markets.

During the fourth quarter of fiscal 2001, the Company recorded costs related to the terrorist attacks, which were offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain employee-related expenditures, and other business recovery costs.

19.  Asset Impairment.

The terrorist attacks of September 11, 2001 (see Note 18) had an adverse impact on the global aviation industry, including the Company's aircraft financing business. As a result of these conditions, and in accordance with SFAS No. 121, the Company incurred a non-cash pre-tax charge of $87 million in the fourth quarter of fiscal 2001 to reflect the impairment of certain aircraft. The fair values of the affected aircraft were obtained from independent appraisals. The impairment charge is reflected in "other expenses" in the Company's consolidated statements of income. The results of the aircraft financing business are included in the Company's "Securities" business segment (see Note
16).

                       MORGAN STANLEY DEAN WITTER & CO.

20.  Quarterly Results (unaudited).

                                      2001 Fiscal Quarter                                 2000 Fiscal Quarter(1)
                     ----------------------------------------------------- -----------------------------------------------------
                        First         Second       Third         Fourth       First        Second        Third        Fourth
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
                                               (dollars in millions, except share and per share data)
Total revenues...... $     12,644  $     12,569 $     10,296  $      8,218 $     11,457 $     11,594 $      11,599 $      10,335
Interest expense....        6,179         6,413        4,883         3,304        3,932        4,420         5,242         4,582
Provision for
 consumer loan
 losses.............          213           231          277           331          223          204           175           208
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Net revenues........        6,252         5,925        5,136         4,583        7,302        6,970         6,182         5,545
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Total non-interest
 expenses...........        4,559         4,460        3,978         3,215        4,870        4,675         4,307         3,656
Gain on sale of
 business...........           --            --           --            --           --           --            35            --
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Income before
 income taxes,
 extraordinary item
 and cumulative
 effect of
 accounting change..        1,693         1,465        1,158         1,368        2,432        2,295         1,910         1,889
Provision for
 income taxes.......          618           535          423           498          888          837           664           681
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Income before
 extraordinary item
 and cumulative
 effect of
 accounting change..        1,075           930          735           870        1,544        1,458         1,246         1,208
Extraordinary item..           --            --          (30)           --           --           --            --            --
Cumulative effect
 of accounting
 change.............          (59)           --           --            --           --           --            --            --
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Net income.......... $      1,016  $        930 $        705  $        870 $      1,544 $      1,458 $       1,246 $       1,208
                     ============  ============ ============  ============ ============ ============ ============= =============
Earnings per
 share(2):
Basic before
 extraordinary item
 and cumulative
 effect of
 accounting change.. $       0.98  $       0.85 $       0.67  $       0.80 $       1.40 $       1.32 $        1.14 $        1.10
Extraordinary item..           --            --        (0.03)           --           --           --            --            --
Cumulative effect
 of accounting
 change.............        (0.05)           --           --            --           --           --            --            --
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Basic............... $       0.93  $       0.85 $       0.64  $       0.80 $       1.40 $       1.32 $        1.14 $        1.10
                     ============  ============ ============  ============ ============ ============ ============= =============
Diluted before
 extraordinary item
 and cumulative
 effect of
 accounting change.. $       0.94  $       0.82 $       0.65  $       0.78 $       1.34 $       1.26 $        1.09 $        1.06
Extraordinary item..           --            --        (0.03)           --           --           --            --            --
Cumulative effect
 of accounting
 change.............        (0.05)           --           --            --           --           --            --            --
                     ------------  ------------ ------------  ------------ ------------ ------------ ------------- -------------
Diluted............. $       0.89  $       0.82 $       0.62  $       0.78 $       1.34 $       1.26 $        1.09 $        1.06
                     ============  ============ ============  ============ ============ ============ ============= =============
Dividends to common
 shareholders....... $       0.23  $       0.23 $       0.23  $       0.23 $       0.20 $       0.20 $        0.20 $        0.20
Book value.......... $      17.23  $      17.54 $      17.76  $      18.64 $      15.31 $      15.66 $       16.19 $       16.91
Stock price range(3) $62.38-89.80  $45.26-74.26 $51.20-66.10  $37.62-59.52 $59.97-71.38 $63.69-95.81 $75.25-107.58 $63.38-109.38

--------
(1)Certain reclassifications have been made to previously reported fiscal 2000 quarterly amounts.
(2)Summation of the quarters' earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(3)Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of shareholders of record at November 30, 2001 approximated 146,000. The number of beneficial owners of common stock is believed to exceed this number.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant. The information relating to directors and nominees of Morgan Stanley is set forth under the caption "Item 1--Election of Directors" in Morgan Stanley's proxy statement for its 2002 annual meeting of shareholders ("Morgan Stanley's Proxy Statement") and is incorporated by reference herein.

Item 11.   Executive Compensation.   The information relating to executive
compensation is set forth under the captions "Summary compensation table," "Option grants in last fiscal year," "Aggregated option exercises in last fiscal year and fiscal year-end option values," "Pension plans" and "Director compensation" in Morgan Stanley's Proxy Statement and such information is incorporated by reference herein.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
The information relating to security ownership of certain beneficial owners and management is set forth under the caption "Beneficial ownership of Company common stock" in Morgan Stanley's Proxy Statement and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions. The information regarding certain relationships and related transactions is set forth under the caption "Certain transactions" in Morgan Stanley's Proxy Statement and such information is incorporated by reference herein.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this Report.

1. Financial Statements. The financial statements required to be filed hereunder are listed on page S-1.

2. Financial Statement Schedules. The financial statement schedules required to be filed hereunder are listed on page S-1.

3. Exhibits. An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b) Reports on Form 8-K. A Current Report on Form 8-K, dated September 21, 2001, was filed with the SEC in connection with the announcement that John E. Jacob had been elected as a director and of Morgan Stanley's third quarter financial results.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2002.

                                          MORGAN STANLEY DEAN WITTER & CO.
                                          (REGISTRANT)

                                          By:   /S/   PHILIP J. PURCELL
                                             ----------------------------------
                                                (Philip J. Purcell)
                                                Chairman of the Board and
                                                Chief Executive Officer

                               Power of Attorney

We, the undersigned directors and executive officers of Morgan Stanley Dean Witter & Co., hereby severally constitute Donald G. Kempf, Jr., Stephen S. Crawford and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2002.

        Signature                                Title
        ---------                                -----

  /S/  PHILIP J. PURCELL       Chairman of the Board and Chief Executive Officer
 ------------------------
   (Philip J. Purcell)

   /S/  ROBERT G. SCOTT        President, Chief Operating Officer and Director
 ------------------------
    (Robert G. Scott)


 /S/  STEPHEN S. CRAWFORD      Executive Vice President and Chief Financial
 ------------------------        Officer (Principal Financial Officer)
  (Stephen S. Crawford)

     /S/  JOANNE PACE          Controller (Principal Accounting Officer)
 ------------------------
      (Joanne Pace)

  /S/  ROBERT P. BAUMAN                         Director
 ------------------------
    (Robert P. Bauman)

  /S/  EDWARD A. BRENNAN                        Director
 ------------------------
   (Edward A. Brennan)

    /S/  JOHN E. JACOB                          Director
 ------------------------
     (John E. Jacob)

          Signature                               Title
          ---------                               -----

    /S/  C. ROBERT KIDDER                        Director
  -------------------------
     (C. Robert Kidder)

   /S/  CHARLES F. KNIGHT                        Director
  -------------------------
     (Charles F. Knight)

    /S/  JOHN W. MADIGAN                         Director
  -------------------------
      (John W. Madigan)

     /S/  MILES L. MARSH                         Director
  -------------------------
      (Miles L. Marsh)

    /S/  MICHAEL A. MILES                        Director
  -------------------------
     (Michael A. Miles)

  /S/  LAURA D'ANDREA TYSON                      Director
  -------------------------
   (Laura D'Andrea Tyson)

                       MORGAN STANLEY DEAN WITTER & CO.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                        ITEMS (14)(a)(1) AND (14)(a)(2)

                                                                                          Page
Financial Statements                                                                      ----

Independent Auditors' Report.............................................................  63
Consolidated Statements of Financial Condition at November 30, 2001 and
 November 30, 2000.......................................................................  64
Consolidated Statements of Income for Fiscal 2001, 2000 and 1999.........................  66
Consolidated Statements of Comprehensive Income for Fiscal 2001, 2000 and 1999...........  67
Consolidated Statements of Cash Flows for Fiscal 2001, 2000 and 1999.....................  68
Consolidated Statements of Changes in Shareholders' Equity for
 Fiscal 2001, 2000 and 1999..............................................................  69
Notes to Consolidated Financial Statements...............................................  70

Financial Statement Schedules

Schedule I--Condensed Financial Information of Morgan Stanley Dean Witter & Co. (Parent
  Company Only) at November 30, 2001 and November 30, 2000 and for each of the Three Fiscal Years in the Period Ended November 30, 2001........................ S-2--S-5

                                                                     SCHEDULE I

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                  Condensed Statements of Financial Condition
                   (dollars in millions, except share data)

                                                                             November 30, November 30,
                                                                                 2001         2000
                                                                             ------------ ------------
Assets:
   Cash and cash equivalents................................................   $ 13,375     $ 2,604
   Financial instruments owned..............................................      1,760         454
   Advances to subsidiaries.................................................     78,927      72,912
   Investment in subsidiaries, at equity....................................     22,133      20,040
   Other assets.............................................................      2,621       2,987
                                                                               --------     -------
       Total assets.........................................................   $118,816     $98,997
                                                                               ========     =======

Liabilities and Shareholders' Equity:
   Short-term borrowings....................................................   $ 28,013     $20,720
   Financial instruments sold, not yet purchased............................         93          58
   Payables to subsidiaries.................................................     21,250      20,206
   Other liabilities and accrued expenses...................................        990       1,153
   Long-term borrowings.....................................................     47,754      37,589
                                                                               --------     -------
                                                                                 98,100      79,726
                                                                               --------     -------
Commitments and contingencies

Shareholders' equity:
   Preferred stock..........................................................        345         545
   Common stock ($0.01 par value; 3,500,000,000 shares authorized,
     1,211,685,904 and 1,211,685,904 shares issued, 1,093,006,744 and
     1,107,270,331 shares outstanding at November 30, 2001 and November 30,
     2000, respectively)....................................................         12          12
   Paid-in capital..........................................................      3,745       3,377
   Retained earnings........................................................     23,270      20,802
   Employee stock trust.....................................................      3,086       3,042
   Accumulated other comprehensive income (loss)............................       (262)        (91)
                                                                               --------     -------
       Subtotal.............................................................     30,196      27,687

   Note receivable related to ESOP..........................................        (31)        (44)
   Common stock held in treasury, at cost ($0.01 par value, 118,679,160 and
     104,415,573 shares at November 30, 2001 and November 30, 2000,
     respectively)..........................................................     (6,935)     (6,024)
   Common stock issued to employee trust....................................     (2,514)     (2,348)
                                                                               --------     -------
       Total shareholders' equity...........................................     20,716      19,271
                                                                               --------     -------
Total liabilities and shareholders' equity..................................   $118,816     $98,997
                                                                               ========     =======

                 See Notes to Condensed Financial Statements.

                                                                     SCHEDULE I

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

            Condensed Statements of Income and Comprehensive Income
                             (dollars in millions)

                                                                          Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                                          ----------- ----------- -----------
Revenues:
   Interest and dividends................................................   $4,175      $4,076      $2,585
   Principal transactions................................................      (50)         48          55
   Fiduciary fees........................................................       --           2          16
   Other.................................................................        3           4           2
                                                                            ------      ------      ------
       Total revenues....................................................    4,128       4,130       2,658
                                                                            ------      ------      ------
Expenses:
   Interest expense......................................................    4,289       4,123       2,460
   Non-interest expenses.................................................       34           3          29
                                                                            ------      ------      ------
       Total expenses....................................................    4,323       4,126       2,489
                                                                            ------      ------      ------
Income (loss) before income tax (benefit) provision, cumulative effect of
  accounting change and equity in earnings of subsidiaries...............     (195)          4         169
Income tax (benefit) provision...........................................      (84)        (18)         63
                                                                            ------      ------      ------
Income (loss) before cumulative effect of accounting change and equity in
  earnings of subsidiaries...............................................     (111)         22         106
Cumulative effect of accounting change...................................      (26)         --          --
Equity in earnings of subsidiaries, net of tax...........................    3,658       5,434       4,685
                                                                            ------      ------      ------
Net income...............................................................   $3,521      $5,456      $4,791
                                                                            ======      ======      ======
Other comprehensive income, net of tax:
   Foreign currency translation adjustment...............................      (59)        (64)        (15)
   Cumulative effect of accounting change................................      (13)         --          --
   Net change in cash flow hedges........................................      (99)         --          --
                                                                            ------      ------      ------
Comprehensive income.....................................................   $3,350      $5,392      $4,776
                                                                            ======      ======      ======
Net income...............................................................   $3,521      $5,456      $4,791
                                                                            ======      ======      ======
Preferred stock dividend requirements....................................   $   32      $   36      $   44
                                                                            ======      ======      ======
Earnings applicable to common shares.....................................   $3,489      $5,420      $4,747
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


                 See Notes to Condensed Financial Statements.

                                                                     SCHEDULE I

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                      Condensed Statements of Cash Flows
                             (dollars in millions)

                                                                            Fiscal 2001 Fiscal 2000 Fiscal 1999
                                                                            ----------- ----------- -----------
Cash flows from operating activities:
   Net income..............................................................   $ 3,521     $ 5,456     $ 4,791
   Adjustments to reconcile net income to net cash provided by operating activities:
       Non-cash charges (credits) included in net income:
          Compensation payable in common or preferred stock................       653         908         735
          Equity in subsidiaries' earnings, net of dividends...............       (11)     (2,414)     (1,119)
       Change in assets and liabilities:
          Financial instruments owned, net of financial instruments
            sold, not yet purchased........................................      (925)      1,786      (2,126)
          Other assets.....................................................       100      (1,654)        242
          Other liabilities and accrued expenses...........................      (121)        628         288
                                                                              -------     -------     -------
   Net cash provided by operating activities...............................     3,217       4,710       2,811
                                                                              -------     -------     -------
Cash flows from investing activities:
       Investments in and advances to subsidiaries.........................    (7,054)     (9,127)     (8,193)
                                                                              -------     -------     -------
   Net cash used for investing activities..................................    (7,054)     (9,127)     (8,193)
                                                                              -------     -------     -------
Cash flows from financing activities:
   Net (payments for) proceeds from short-term borrowings..................     7,293      (4,640)      4,001
   Net proceeds from:
       Issuance of common stock............................................       197         338         223
       Issuance of put options.............................................         5          42           9
       Issuance of long-term borrowings....................................    18,295      20,850       6,519
   Payments for:
       Repurchases of common stock.........................................    (1,583)     (3,628)     (2,374)
       Repayments of long-term borrowings..................................    (8,359)     (6,931)     (6,159)
       Redemption of cumulative preferred stock............................      (200)         --          --
       Cash dividends......................................................    (1,040)       (924)       (575)
                                                                              -------     -------     -------
   Net cash provided by financing activities...............................    14,608       5,107       1,644
                                                                              -------     -------     -------
   Net increase (decrease) in cash and cash equivalents....................    10,771         690      (3,738)
   Cash and cash equivalents, at beginning of period.......................     2,604       1,914       5,652
                                                                              -------     -------     -------
   Cash and cash equivalents, at end of period.............................   $13,375     $ 2,604     $ 1,914
                                                                              =======     =======     =======

                 See Notes to Condensed Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.
                             (Parent Company Only)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation

  Basis of Financial Information

   The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley Dean Witter & Co. (the "Company") and the notes thereto found on pages 64 to 101 of the Company's Annual Report to Shareholders which is included in this Form 10-K.

   The Parent Company Financial Statements for the 12 months ended November 30, 2001 ("fiscal 2001"), November 30, 2000 ("fiscal 2000") and November 30, 1999
("fiscal 1999") are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. Management believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

2.  Transactions with Subsidiaries

   The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

   The Company received cash dividends from its consolidated subsidiaries totaling $3,647 million, $3,020 million and $3,566 million in fiscal 2001, 2000 and 1999, respectively.

3.  Trust Preferred Securities Issued by Subsidiaries

   The Company has two consolidated Delaware statutory business trusts (MSDW Capital Trust I and Morgan Stanley Capital Trust II) that have issued an aggregate $1.2 billion of Capital Securities (see Note 11 to the Company's Consolidated Financial Statements). These Capital Securities are guaranteed by the Company.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

   We have audited the consolidated financial statements of Morgan Stanley Dean Witter & Co. and subsidiaries (the "Company") as of fiscal years ended November 30, 2001 and 2000, and for each of the three fiscal years in the period ended November 30, 2001, and have issued our report thereon dated January 11, 2002; such consolidated financial statements and report are included in your 2001 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement schedules of Morgan Stanley Dean Witter & Co. (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche LLP

New York, New York
January 11, 2002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   EXHIBITS

                                      TO

                                   FORM 10-K

                  For the fiscal year ended November 30, 2001


                          Commission File No. 1-11758

                       Morgan Stanley Dean Witter & Co.

================================================================================

                                 Exhibit Index

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Morgan Stanley or its predecessor companies under the Securities Act of 1933, as amended, or to reports or registration statements filed by Morgan Stanley or its predecessor companies under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, and are hereby incorporated by reference to such statements or reports. Morgan Stanley's Exchange Act file number is 1-11758. Prior to the Merger, Morgan Stanley Group's Exchange Act file number was 1-9085./1/

Exhibit
  No.                                                Description
-------                                              -----------

  3.1*  Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.

  3.2*  By-Laws of Morgan Stanley, as amended to date.

  4.1   Rights Agreement dated as of April 25, 1995 between Morgan Stanley and JPMorgan Chase Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to Morgan
        Stanley's Registration Statement on Form 8-A dated April 25, 1995).

  4.2   Amendment dated as of February 4, 1997 to the Rights Agreement between Morgan Stanley and
        JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley's Current Report on Form 8-K
        dated February 4, 1997).

  4.3   Second Amendment dated as of June 15, 1999 to the Rights Agreement between Morgan Stanley and
        JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley's Current Report on Form 8-K
        dated June 15, 1999).

  4.4   Indenture dated as of February 24, 1993 between Morgan Stanley and Bank One Trust Company,
        N.A., as trustee (Exhibit 4 to Morgan Stanley's Registration Statement on Form S-3 (No. 33-57202)).

  4.5   Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and
        JPMorgan Chase Bank, as trustee (Exhibit 4-e to Morgan Stanley's Registration Statement on Form
        S-3/A (No. 333-75289)).

  4.6   First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and
        JPMorgan Chase Bank, as trustee (Exhibit 4-f to Morgan Stanley's Registration Statement on Form
        S-3/A (No. 333-47576)).

  4.7   Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and
        Bank One Trust Company, N.A., as trustee (Exhibit 4-f to Morgan Stanley's Registration Statement
        on Form S-3/A (No. 333-75289)).

  4.8   Amended and Restated Trust Agreement of MSDW Capital Trust I dated as of March 12, 1998 among
        Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York
        (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4.3 to Morgan
        Stanley's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

  4.9   Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New
        York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan
        Stanley's Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

 4.10   Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of
        New York, as trustee (Exhibit 4.1 to Morgan Stanley's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

 4.11   Instruments defining the Rights of Security Holders, Including Indentures--Except as set forth in
        Exhibits 4.1 through 4.10 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item
        601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the
        SEC upon request.

--------
(1)For purposes of this Exhibit Index, references to "JPMorgan Chase Bank" mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to "Bank One Trust Company, N.A." mean as successor to The First National Bank of Chicago; and references to "Discover Bank" mean the entity formerly known as Greenwood Trust Company.

Exhibit
  No.                                                Description
-------                                              -----------

10.1*   Services Agreement by and between Morgan Stanley and International Business Machines
        Corporation, amended and restated as of December 21, 2001 (confidential treatment has been requested for portions of this exhibit).

10.2    Pooling and Servicing Agreement dated as of October 1, 1993 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the
        Discover Card Master Trust I Registration Statement on Form S-1 (No. 33-71502)).

10.3    First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Discover
        Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit
        4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated August 1, 1995
        (Exchange Act file number 0-23108)).

10.4    Second Amendment to Pooling and Servicing Agreement dated as of February 29, 1996 between
        Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee
        (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated April 30, 1996
        (Exchange Act file number 0-23108)).

10.5    Third Amendment to Pooling and Servicing Agreement dated as of March 30, 1998 between
        Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee
        (Exhibit 4.1(d) to the Discover Card Master Trust I Registration Statement on Form 8-A dated
        April 9, 1998 (Exchange Act file number 0-23108)).

10.6    Fourth Amendment to Pooling and Servicing Agreement dated as of November 30, 1998 between
        Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee
        (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated November 30,
        1998 (Exchange Act file number 0-23108)).

10.7    Fifth Amendment to Pooling and Servicing Agreement dated as of March 30, 2001 between Discover
        Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit
        4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated March 30, 2001
        (Exchange Act file number 0-23108)).

10.8    Form of Series Supplement between Discover Bank, as master servicer, servicer and seller, and U.S.
        Bank National Association, as trustee (Exhibit 4.7 to the Discover Bank and the Discover Card
        Master Trust I Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-
        57556)).

10.9    Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and
        State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated
        November 30, 2000 filed by certain senior officers of Morgan Stanley and hereby incorporated by reference).

10.10*  Amendment No. 1 to Amended and Restated Trust Agreement dated November 30, 2000 between
        Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002.

10.11+  Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds
        Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit
        10.32 to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended December 31,
        1993).

10.12+  Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley's Registration Statement on Form S-8
        (No. 33-63024)).

10.13+  Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley's Registration Statement on
        Form S-8 (No. 33-63024)).

10.14+  Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to Morgan Stanley's Current
        Report on Form 8-K dated November 18, 1993).

10.15+* Dean Witter START Plan (Saving Today Affords Retirement Tomorrow) (amended and restated
        effective as of January 1, 2002).

10.16+  1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley's Registration
        Statement on Form S-8 (No. 33-63024)).

Exhibit
  No.                                             Description
-------                                           -----------

10.17+  Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit 10.37 to Morgan Stanley's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.18+  Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.19+  1994 Omnibus Equity Plan (Exhibit 10.52 to Morgan Stanley's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1993).

10.20+  Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley's
        Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

10.21+* Directors' Equity Capital Accumulation Plan (amended and restated effective January 1, 2002).

10.22+  Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1996).

10.23+  Employee Stock Purchase Plan, as amended September 21, 2001 (Exhibit 10.1 to Morgan Stanley's
        Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

10.24+  Form of Agreement under the Morgan Stanley & Co. Incorporated Owners' and Select Earners' Plan
        (Exhibit 10.1 to Morgan Stanley Group's Annual Report on Form 10-K for the fiscal year ended
        January 31, 1993).

10.25+  Form of Agreement under the Officers' and Select Earners' Plan (Exhibit 10.2 to Morgan Stanley
        Group's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.26+  Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley's Annual
        Report on Form 10-K for the fiscal year ended November 30, 1998).

10.27+  Amendment to Morgan Stanley & Co. Incorporated Incorporated Excess Benefit Plan (Exhibit 10.32
        to Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.28+  Morgan Stanley & Co. Incorporated Deferred Profit Sharing Plan (Exhibit 4.1 to Morgan Stanley's
        Registration Statement on Form S-8 (No. 333-55972)).

10.29+  Amendment to Morgan Stanley & Co. Incorporated Deferred Profit Sharing Plan (Exhibit 10.3 to
        Morgan Stanley's Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

10.30+  Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley's Annual Report on Form
        10-K for the fiscal year ended November 30, 1998).

10.31+  Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley's Annual
        Report on Form 10-K for the fiscal year ended November 30, 1999).

10.32+  Amendment to Supplemental Executive Retirement Plan (Exhibit 10.35 to Morgan Stanley's Annual
        Report on Form 10-K for the fiscal year ended November 30, 2000).

10.33+  Performance Unit Plan (amended and restated) (Exhibit 10.8 to Morgan Stanley Group's Annual
        Report on Form 10-K for the fiscal year ended January 31, 1993).

10.34+  1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to Morgan Stanley Group's
        Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.35+  1995 Equity Incentive Compensation Plan (Annex A to Morgan Stanley Group's Proxy Statement for
        its 1996 Annual Meeting of Stockholders).

10.36+  Amendment to 1995 Equity Incentive Compensation Plan (Exhibit 10.39 to Morgan Stanley's
        Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.37+  1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to Morgan Stanley Group's Annual
        Report on Form 10-K for the fiscal year ended January 31, 1993).

Exhibit
  No.                                               Description
-------                                             -----------

10.38+  Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to
        Morgan Stanley Group's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.39+  Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to
        Morgan Stanley Group's Annual Report for the fiscal year ended November 30, 1996).

10.40+  Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley's Annual Report
        on Form 10-K for the fiscal year ended November 30, 2000).

10.41+* MSDWI Branch Manager Compensation Plan, as amended December 11, 2001.

10.42+* MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001.

10.43+  Change in Employment Status Agreement by and between Morgan Stanley and Peter F. Karches effective as of September 1, 2000 (Exhibit 10 to Morgan Stanley's Quarterly Report on Form 10-Q
        for the quarter ended August 31, 2000) (confidential treatment has been granted for portions of this exhibit).

10.44+  Summary of Arrangement between Morgan Stanley and John J. Mack dated as of March 20, 2001
        (Exhibit 10 to Morgan Stanley's Quarterly Report on Form 10-Q for the quarter ended May 31,
        2001).

11      Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 9 to the Consolidated Financial Statements (Earnings per Share) and is
        omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*     Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to
        Fixed Charges and Preferred Stock Dividends.

21*     Subsidiaries of Morgan Stanley.

23*     Consent of Deloitte & Touche LLP.

24      Powers of Attorney (included on signature page).

--------
* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

[LOGO] [RECYCLED LOGO -- PRINTED ON RECYCLED PAPER]