Form 10-Q
period 2002-02-28
MORGAN STANLEY DEAN WITTER & CO
filed 2002-04-15
CIK 895421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2002

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

   As of March 31, 2002 there were 1,099,965,702 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                       MORGAN STANLEY DEAN WITTER & CO.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        Quarter Ended February 28, 2002

                                                                                                     Page
                                                                                                     ----
Part I--Financial Information

   Item 1.  Financial Statements

       Condensed Consolidated Statements of Financial Condition--February 28, 2002 (unaudited)
         and November 30, 2001......................................................................   1

       Condensed Consolidated Statements of Income (unaudited)--Three Months Ended
         February 28, 2002 and 2001.................................................................   2

       Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three Months
         Ended February 28, 2002 and 2001...........................................................   3

       Condensed Consolidated Statements of Cash Flows (unaudited)--Three Months Ended
         February 28, 2002 and 2001.................................................................   4

       Notes to Condensed Consolidated Financial Statements (unaudited).............................   5

       Independent Accountants' Report..............................................................  19

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  20

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  42

Part II--Other Information

   Item 1.  Legal Proceedings.......................................................................  46

   Item 4.  Submission of Matters to a Vote of Security Holders.....................................  47

   Item 6.  Exhibits and Reports on Form 8-K........................................................  47

Item 1.
                       MORGAN STANLEY DEAN WITTER & CO.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in millions, except share data)

                                                           February 28, November 30,
                                                               2002         2001
                                                           ------------ ------------
                                                           (unaudited)
                         ASSETS
Cash and cash equivalents.................................   $ 25,475     $ 26,596
Cash and securities deposited with clearing
 organizations or segregated under federal and other
 regulations (including securities at fair value of
 $40,529 at February 28, 2002 and $36,146 at November
 30, 2001)................................................     48,823       46,326
Financial instruments owned (approximately $78 billion
 at February 28, 2002 and $74 billion at November 30,
 2001 were pledged to various parties):
   U.S. government and agency securities..................     42,840       25,696
   Other sovereign government obligations.................     19,499       22,039
   Corporate and other debt...............................     47,535       47,607
   Corporate equities.....................................     16,748       23,143
   Derivative contracts...................................     31,814       32,078
   Physical commodities...................................        410          285
Securities purchased under agreements to resell...........     58,879       54,618
Securities provided as collateral.........................     12,350       13,163
Securities borrowed.......................................    122,993      120,758
Receivables:
   Consumer loans (net of allowances of $873 at February
    28, 2002 and $847 at November 30, 2001)...............     20,753       20,108
   Customers, net.........................................     18,119       22,188
   Brokers, dealers and clearing organizations............      4,226        6,462
   Fees, interest and other...............................      4,787        5,283
Office facilities, at cost (less accumulated
 depreciation and amortization of $2,215 at February 28,
 2002 and $2,124 at November 30, 2001)....................      2,521        2,579
Aircraft under operating leases (less accumulated
 depreciation of $552 at February 28, 2002 and $479 at
 November 30, 2001).......................................      4,977        4,753
Goodwill..................................................      1,433        1,438
Other assets..............................................      7,469        7,508
                                                             --------     --------
Total assets..............................................   $491,651     $482,628
                                                             ========     ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings..........   $ 40,258     $ 32,842
Deposits..................................................     12,540       12,276
Financial instruments sold, not yet purchased:
   U.S. government and agency securities..................     19,463       17,203
   Other sovereign government obligations.................     12,746       10,906
   Corporate and other debt...............................      7,364        9,125
   Corporate equities.....................................     10,579       13,046
   Derivative contracts...................................     26,994       27,286
   Physical commodities...................................      2,038        2,044
Securities sold under agreements to repurchase............    129,535      122,695
Obligation to return securities received as collateral....     12,350       13,163
Securities loaned.........................................     35,021       36,776
Payables:
   Customers..............................................     97,737       93,719
   Brokers, dealers and clearing organizations............      2,369        4,331
   Interest and dividends.................................      2,377        2,761
Other liabilities and accrued expenses....................     10,914       12,795
Long-term borrowings......................................     47,198       49,668
                                                             --------     --------
                                                              469,483      460,636
                                                             --------     --------
Capital Units.............................................         66           66
                                                             --------     --------
Preferred Securities Issued by Subsidiaries...............      1,210        1,210
                                                             --------     --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock........................................         --          345
   Common stock ($0.01 par value, 3,500,000,000 shares
    authorized, 1,211,685,904 and 1,211,685,904 shares
    issued, 1,101,194,353 and 1,093,006,744 shares
    outstanding at February 28, 2002 and November 30,
    2001, respectively)...................................         12           12
   Paid-in capital........................................      3,675        3,745
   Retained earnings......................................     23,865       23,270
   Employee stock trust...................................      3,054        3,086
   Accumulated other comprehensive income (loss)..........       (263)        (262)
                                                             --------     --------
    Subtotal..............................................     30,343       30,196
   Note receivable related to ESOP........................        (29)         (31)
   Common stock held in treasury, at cost ($0.01 par
    value, 110,491,551 and 118,679,160 shares at
    February 28, 2002 and November 30, 2001,
    respectively).........................................     (6,368)      (6,935)
   Common stock issued to employee trust..................     (3,054)      (2,514)
                                                             --------     --------
    Total shareholders' equity............................     20,892       20,716
                                                             --------     --------
Total liabilities and shareholders' equity................   $491,651     $482,628
                                                             ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in millions, except share and per share data)

                                                                              Three Months Ended
                                                                                 February 28,
                                                                        -----------------------------
                                                                             2002           2001
                                                                        -------------- --------------
                                                                                 (unaudited)
Revenues:
Investment banking..................................................... $          684 $          981
Principal transactions:
   Trading.............................................................          1,122          1,685
   Investments.........................................................             33            (46)
Commissions............................................................            777            851
Fees:
   Asset management, distribution and administration...................          1,016          1,109
   Merchant and cardmember.............................................            341            313
   Servicing...........................................................            541            427
Interest and dividends.................................................          3,832          7,236
Other..................................................................            194            125
                                                                        -------------- --------------
   Total revenues......................................................          8,540         12,681
Interest expense.......................................................          2,936          6,172
Provision for consumer loan losses.....................................            345            213
                                                                        -------------- --------------
   Net revenues........................................................          5,259          6,296
                                                                        -------------- --------------
Non-interest expenses:
   Compensation and benefits...........................................          2,488          2,839
   Occupancy and equipment.............................................            200            218
   Brokerage, clearing and exchange fees...............................            179            167
   Information processing and communications...........................            320            352
   Marketing and business development..................................            251            366
   Professional services...............................................            225            334
   Other...............................................................            249            320
                                                                        -------------- --------------
       Total non-interest expenses.....................................          3,912          4,596
                                                                        -------------- --------------
Income before income taxes, dividends on preferred securities issued by
  subsidiaries and cumulative effect of accounting change..............          1,347          1,700
Provision for income taxes.............................................            477            618
Dividends on preferred securities issued by subsidiaries...............             22              7
                                                                        -------------- --------------
Income before cumulative effect of accounting change...................            848          1,075
Cumulative effect of accounting change.................................             --            (59)
                                                                        -------------- --------------
Net income............................................................. $          848 $        1,016
                                                                        ============== ==============
Preferred stock dividend requirements..................................             -- $            9
                                                                        ============== ==============
Earnings applicable to common shares................................... $          848 $        1,007
                                                                        ============== ==============
Earnings per common share:
   Basic before cumulative effect of accounting change................. $         0.78 $         0.98
   Cumulative effect of accounting change..............................             --          (0.05)
                                                                        -------------- --------------
   Basic............................................................... $         0.78 $         0.93
                                                                        ============== ==============
   Diluted before cumulative effect of accounting change............... $         0.76 $         0.94
   Cumulative effect of accounting change..............................             --          (0.05)
                                                                        -------------- --------------
   Diluted............................................................. $         0.76 $         0.89
                                                                        ============== ==============
Average common shares outstanding:
   Basic...............................................................  1,082,380,245  1,089,270,364
                                                                        ============== ==============
   Diluted.............................................................  1,112,959,092  1,134,150,225
                                                                        ============== ==============

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in millions)

                                                         Three Months
                                                             Ended
                                                         February 28,
                                                         ------------
                                                         2002   2001
                                                         ----  ------
                                                          (unaudited)
          Net income.................................... $848  $1,016
          Other comprehensive income (loss), net of tax:
             Foreign currency translation adjustment....   (8)    (18)
             Cumulative effect of accounting change.....   --     (13)
             Net change in cash flow hedges.............    7     (60)
                                                         ----  ------
          Comprehensive income.......................... $847  $  925
                                                         ====  ======



           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in millions)

                                                                                      Three Months Ended
                                                                                         February 28,
                                                                                      -----------------
                                                                                       2002      2001
                                                                                      -------  --------
                                                                                         (unaudited)
Cash flows from operating activities
Net income........................................................................... $   848  $  1,016
 Adjustments to reconcile net income to net cash used for operating activities:
   Non-cash charges included in net income:
     Gain on sale of building........................................................      73        --
     Cumulative effect of accounting change..........................................      --        59
     Other non-cash charges included in net income...................................     567       509
 Changes in assets and liabilities:
   Cash and securities deposited with clearing organizations or segregated under
     federal and other regulations...................................................  (2,497)    4,853
   Financial instruments owned, net of financial instruments sold, not yet purchased.  (8,241)  (12,564)
   Securities borrowed, net of securities loaned.....................................  (3,990)    4,106
   Receivables and other assets......................................................   6,284    (3,146)
   Payables and other liabilities....................................................    (283)   (2,224)
                                                                                      -------  --------
Net cash used for operating activities...............................................  (7,239)   (7,391)
                                                                                      -------  --------
Cash flows from investing activities
 Net (payments for) proceeds from:
   Office facilities and aircraft under operating leases.............................    (358)     (524)
   Net principal disbursed on consumer loans.........................................  (2,039)   (4,705)
   Sales of consumer loans...........................................................   1,052     4,686
                                                                                      -------  --------
Net cash used for investing activities...............................................  (1,345)     (543)
                                                                                      -------  --------
Cash flows from financing activities
 Net proceeds from short-term borrowings.............................................   7,416     9,853
 Securities sold under agreements to repurchase, net of securities purchased under
   agreements to resell..............................................................   2,579       956
 Net proceeds from:
   Deposits..........................................................................     264       599
   Issuance of common stock..........................................................      92        83
   Issuance of put options...........................................................      --         5
   Issuance of long-term borrowings..................................................     239     3,043
 Payments for:
   Repurchases of common stock.......................................................    (205)     (524)
   Repayments of long-term borrowings................................................  (2,326)   (2,959)
   Redemption of cumulative preferred stock..........................................    (345)       --
   Cash dividends....................................................................    (251)     (263)
                                                                                      -------  --------
Net cash provided by financing activities............................................   7,463    10,793
                                                                                      -------  --------
Net (decrease) increase in cash and cash equivalents.................................  (1,121)    2,859
Cash and cash equivalents, at beginning of period....................................  26,596    18,819
                                                                                      -------  --------
Cash and cash equivalents, at end of period.......................................... $25,475  $ 21,678
                                                                                      =======  ========

           See Notes to Condensed Consolidated Financial Statements.

                       MORGAN STANLEY DEAN WITTER & CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation.

  The Company

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   The condensed consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, including Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Morgan Stanley DW Inc. ("MSDWI"), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc.

  Basis of Financial Information

   The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the potential outcome of litigation and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

   Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

   The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (the "Form 10-K"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

   Financial instruments, including derivatives, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in principal trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the condensed consolidated statements of income as interest and dividend revenue or interest expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined

                       MORGAN STANLEY DEAN WITTER & CO.

based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. To the extent financial instruments have extended maturity dates, the Company's estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. Purchases and sales of financial instruments, as well as commission revenues and related expenses, are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

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

   The Company enters into various derivative financial instruments for non-trading purposes. These instruments include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's designated fair value hedges consist primarily of hedges of fixed rate borrowings, and its designated cash flow hedges consist primarily of hedges of floating rate borrowings. For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in accumulated other comprehensive income, net of tax effects, and amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company's condensed consolidated statements of income was not material for all periods presented.

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

   The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, credit card loans and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments

                       MORGAN STANLEY DEAN WITTER & CO.

to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. Retained interests in securitized financial assets associated with the Company's Securities business was approximately $89 million at February 28, 2002. Retained interests in credit card asset securitizations associated with the Company's Credit Services business was approximately $7.0 billion at February 28, 2002 (see Note 5). These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. For the three months ended February 28, 2002, the aggregate cash proceeds from securitizations were approximately $6 billion.

2.  Cumulative Effect of Accounting Change.

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

3.  Goodwill.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company has early adopted the provisions of SFAS No. 142, and accordingly discontinued the amortization of goodwill effective December 1, 2001. During the quarter ending May 31, 2002, the Company will complete the initial transitional goodwill impairment test as required. The Company currently expects that the results of its impairment test will not have a material effect on its financial condition or results of operations.

                       MORGAN STANLEY DEAN WITTER & CO.

   The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

                                                            Three Months Ended
                                                               February 28,
                                                           --------------------
                                                              2002       2001
                                                             -----      ------
                                                           (dollars in millions,
                                                                except per
                                                              share amounts)
 Net Income
    Income before cumulative effect of accounting change.. $ 848       $1,075
    Add: Goodwill amortization, net of tax................    --           17
                                                             -----      ------
                                                             848        1,092
    Cumulative effect of accounting change................    --          (59)
                                                             -----      ------
    Adjusted.............................................. $ 848       $1,033
                                                             =====      ======
 Basic earnings per common share
    Basic before cumulative effect of accounting change... $0.78       $ 0.98
    Add: Goodwill amortization, net of tax................    --         0.02
                                                             -----      ------
                                                            0.78         1.00
    Cumulative effect of accounting change................    --        (0.05)
                                                             -----      ------
    Adjusted.............................................. $0.78       $ 0.95
                                                             =====      ======

 Diluted earnings per common share
    Diluted before cumulative effect of accounting change. $0.76       $ 0.94
    Add: Goodwill amortization, net of tax................    --         0.01
                                                             -----      ------
                                                            0.76         0.95
    Cumulative effect of accounting change................    --        (0.05)
                                                             -----      ------
    Adjusted.............................................. $0.76       $ 0.90
                                                             =====      ======

   Changes in the carrying amount of the Company's goodwill for the quarter ended February 28, 2002, were as follows:

                                                    Investment
                                         Securities Management Total
                                         ---------- ---------- ------
                                             (dollars in millions)
         Balance as of November 30, 2001    $470       $968    $1,438
         Translation adjustments........      (5)        --        (5)
                                            ----       ----    ------
         Balance as of February 28, 2002    $465       $968    $1,433
                                            ====       ====    ======

4.  Securities Financing Transactions.

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

                       MORGAN STANLEY DEAN WITTER & CO.

   The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the condensed consolidated statements of financial condition. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

                                                   At           At
                                              February 28, November 30,
                                                  2002         2001
                                              ------------ ------------
                                                (dollars in millions)
        Financial instruments owned:
        U.S. government and agency securities   $12,244      $ 9,310
        Corporate and other debt.............     4,045        3,350
        Corporate equities...................     2,637        2,850
                                                -------      -------
               Total.........................   $18,926      $15,510
                                                =======      =======

   The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At February 28, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $346 billion, and the fair value of the portion that has been sold or repledged was $315 billion.

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

                       MORGAN STANLEY DEAN WITTER & CO.

5.  Consumer Loans.

   Consumer loans were as follows:

                                                               February 28, November 30,
                                                                   2002         2001
                                                               ------------ ------------
                                                                 (dollars in millions)
General purpose credit card, mortgage and consumer installment   $21,626      $20,955
Less:
   Allowance for consumer loan losses.........................       873          847
                                                                 -------      -------
Consumer loans, net...........................................   $20,753      $20,108
                                                                 =======      =======

   Activity in the allowance for consumer loan losses was as follows:

                                                                  Three Months Ended
                                                                     February 28,
                                                                 --------------------
                                                                    2002       2001
                                                                 ----------  --------
                                                                 (dollars in millions)
Balance beginning of period.....................................       $847      $783
Additions:
   Provision for consumer loan losses...........................        345       213
Deductions:
   Charge-offs..................................................        342       237
   Recoveries...................................................        (23)      (27)
                                                                 ----------  --------
Net charge-offs.................................................        319       210
                                                                 ----------  --------
Balance end of period...........................................       $873      $786
                                                                 ==========  ========

   Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $57 million in the quarter ended February 28, 2002, and $40 million in the quarter ended February 28, 2001.

   At February 28, 2002, the Company had commitments to extend credit for consumer loans in the amount of approximately $300 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

   The Company received net proceeds from consumer loan asset securitizations of $1,052 million in the quarter ended February 28, 2002 and $4,686 million in the quarter ended February 28, 2001.

   The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At February 28, 2002, the Company had $7.0 billion of retained interests, including $4.7 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with investors' interests in the securitization trust, and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

                       MORGAN STANLEY DEAN WITTER & CO.

   For the quarter ended February 28, 2002, the Company completed credit card asset securitizations of $1.1 billion and recognized net securitization gains of $8 million as servicing fees in the Company's condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $29,015 million at February 28, 2002 and $29,247 million at November 30, 2001.

   Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the fiscal quarter ended February 28, 2002 were as follows:

            Weighted average life (in months)................   6.1
            Payment rate (rate per month).................... 16.88%
            Credit losses (rate per annum)...................  6.95%
            Discount rate (rate per annum)................... 16.50%


   Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

                                                               At
                                                          February 28,
                                                              2002
                                                          ------------
          Residual Interests (carrying amount/fair value)    $  219
          Weighted average life (in months)..............       6.1
          Payment rate (rate per month)..................     16.88%
             Impact on fair value of 10% adverse change..    $  (15)
             Impact on fair value of 20% adverse change..    $  (28)
          Credit losses (rate per annum).................      6.95%
             Impact on fair value of 10% adverse change..    $  (71)
             Impact on fair value of 20% adverse change..    $ (141)
          Discount rate (rate per annum).................     16.50%
             Impact on fair value of 10% adverse change..    $   (3)
             Impact on fair value of 20% adverse change..    $   (6)

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

   The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                   Three Months Ended
                                                                   February 28, 2002
                                                                   ------------------
Proceeds from new credit card asset securitizations...............       $ 1.1
Proceeds from collections reinvested in previous credit card asset
  securitizations.................................................       $13.7
Contractual servicing fees received...............................       $ 0.1
Cash flows received from retained interests.......................       $ 0.5

                       MORGAN STANLEY DEAN WITTER & CO.

   The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans:

                                                    At           Three Months Ended
                                            February 28, 2002    February 28, 2002
                                          ---------------------- ------------------
                                             Loans      Loans    Average Net Credit
                                          Outstanding Delinquent  Loans    Losses
                                          ----------- ---------- ------- ----------
                                                    (dollars in billions)
Managed general purpose credit card loans    $49.6       $3.3     $50.4     $0.8
Less: Securitized general purpose credit
  card loans.............................     29.0
                                             -----
Owned general purpose credit card loans..    $20.6
                                             =====

6.  Long-Term Borrowings.

   Long-term borrowings at February 28, 2002 scheduled to mature within one year aggregated $8,324 million.

   During the quarter ended February 28, 2002, the Company issued senior notes aggregating $241 million, including non-U.S. dollar currency notes aggregating $46 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $162 million; 2004, $1 million; 2005, $3 million and thereafter, $75 million. In the quarter ended February 28, 2002, $2,326 million of senior notes were repaid.

   In April 2002, the Company completed the sale of a $7.3 billion global bond offering, the largest bond sale in the Company's history.

   The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4 years at February 28, 2002.

7.  Preferred Stock, Capital Units and Preferred Securities Issued by
Subsidiaries.

   Preferred stock of the Company was composed of the following issue:

                                                      Shares Outstanding at          Balance at
                                                    ------------------------- -------------------------
                                                    February 28, November 30, February 28, November 30,
                                                        2002         2001         2002         2001
                                                    ------------ ------------ ------------ ------------
                                                                                (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred
  Stock, stated value $200 per share...............      --       1,725,000      $  --         $345

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

   The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both February 28, 2002 and November 30, 2001.

                       MORGAN STANLEY DEAN WITTER & CO.

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

   Morgan Stanley Capital Trust II, a consolidated Delaware statutory business trust (the "Capital Trust II"), all of the common securities of which are owned by the Company, has $810 million of 7- 1/4% Capital Securities (the "Capital Securities II") outstanding that are guaranteed by the Company. The Capital Trust II issued the Capital Securities II and invested the proceeds in 7- 1/4% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due July 31, 2031.

8.  Common Stock and Shareholders' Equity.

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $5,242 million at February 28, 2002, which exceeded the amount required by $4,583 million. MSDWI's net capital totaled $1,418 million at February 28, 2002, which exceeded the amount required by $1,293 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At February 28, 2002, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

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

   The Company repurchased approximately 4 million and 7 million shares of its common stock during the quarters ended February 28, 2002 and 2001, respectively.

                       MORGAN STANLEY DEAN WITTER & CO.

9.  Earnings per Share.

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                             Three Months Ended
                                                                                February 28,
                                                                             -----------------
                                                                               2002      2001
                                                                              ------    ------
Basic EPS:
   Income before cumulative effect of accounting change..................... $  848    $1,075
   Cumulative effect of accounting change...................................     --       (59)
   Preferred stock dividend requirements....................................     --        (9)
                                                                              ------    ------
   Net income applicable to common shareholders............................. $  848    $1,007
                                                                              ======    ======
   Weighted average common shares outstanding...............................  1,082     1,089
                                                                              ======    ======
   Basic EPS before cumulative effect of accounting change.................. $ 0.78    $ 0.98
   Cumulative effect of accounting change...................................     --     (0.05)
                                                                              ------    ------
Basic EPS................................................................... $ 0.78    $ 0.93
                                                                              ======    ======
Diluted EPS:
   Income before cumulative effect of accounting change..................... $  848    $1,075
   Cumulative effect of accounting change...................................     --       (59)
   Preferred stock dividend requirements....................................     --        (9)
                                                                              ------    ------
   Net income applicable to common shareholders............................. $  848    $1,007
                                                                              ======    ======
   Weighted average common shares outstanding...............................  1,082     1,089
   Effect of dilutive securities:
       Stock options........................................................     30        45
       Convertible debt.....................................................      1        --
                                                                              ------    ------
   Weighted average common shares outstanding and common stock equivalents..  1,113     1,134
                                                                              ======    ======
   Diluted EPS before cumulative effect of accounting change................ $ 0.76    $ 0.94
   Cumulative effect of accounting change...................................     --     (0.05)
                                                                              ------    ------
Diluted EPS................................................................. $ 0.76    $ 0.89
                                                                              ======    ======

   At February 28, 2002, there were approximately 64 million stock options outstanding that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company's common stock for the three months ended February 28, 2002.

10.  Commitments and Contingencies.

   At February 28, 2002 and November 30, 2001, the Company had approximately $5.2 billion and $4.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

   The Company has commitments to fund certain fixed assets and other less liquid investments, including at February 28, 2002, approximately $760 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

                       MORGAN STANLEY DEAN WITTER & CO.

   In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of February 28, 2002, the aggregate amount of such purchase commitments was $261 million. All of the aircraft to be acquired under these purchase obligations are subject to contractual lease arrangements.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank) financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At February 28, 2002, the Company provided commitments associated with these activities to investment grade issuers aggregating $4.4 billion and commitments to non-investment grade issuers aggregating $0.9 billion. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash funding requirements.

   Financial instruments sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company's ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased, may exceed the amounts recognized in the condensed consolidated statements of financial condition.

   In the normal course of business, the Company has been named as a defendant in various legal actions, including arbitrations, arising in connection with its activities as a global diversified financial services institution. Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Some of these legal actions, investigations and proceedings may result in adverse judgments, penalties or fines. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company's operating results for a particular period, depending, upon other things, on the level of the Company's income for such period.

11.  Derivative Contracts.

   In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements and other derivatives in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" and Note 10 to the consolidated financial statements for the fiscal year ended November 30, 2001, included in the Form 10-K.

                       MORGAN STANLEY DEAN WITTER & CO.

   These derivative instruments involve varying degrees of market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements less than or exceeding fair value amounts recognized in the condensed consolidated statements of financial condition, which, as described in Note 1, are recorded at fair value, representing the cost of replacing those instruments.

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

   The credit quality of the Company's trading-related derivatives at February 28, 2002 and November 30, 2001 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Department:



                                                                                      Collateralized   Other
                                                                                           Non-         Non-
                                                                                        Investment   Investment
                                                      AAA      AA       A      BBB        Grade        Grade     Total
                                                     ------  -------  ------   ---    -------------- ---------- -------
                                                                            (dollars in millions)
At February 28, 2002
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $4,699  $ 7,172  $4,971  $2,050       $421        $  377   $19,690
Foreign exchange forward contracts and options......     83      894   1,404     397         --           161     2,939
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,426    1,084     750     181         19           165     3,625
Commodity forwards, options and swaps...............    342    1,026   2,023   1,090        138           941     5,560
                                                     ------  -------  ------  ------       ----        ------   -------
   Total............................................ $6,550  $10,176  $9,148  $3,718       $578        $1,644   $31,814
                                                     ======  =======  ======  ======       ====        ======   =======
Percent of total....................................     20%      32%     29%     12%         2%            5%      100%
                                                     ======  =======  ======  ======       ====        ======   =======
At November 30, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $4,465  $ 5,910  $6,144  $1,482       $488        $  631   $19,120
Foreign exchange forward contracts and options......     76    1,051   1,090     212         --           269     2,698
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,879    1,392     662      40         85           283     4,341
Commodity forwards, options and swaps...............    367      941   1,690   1,195        173         1,553     5,919
                                                     ------  -------  ------  ------       ----        ------   -------
   Total............................................ $6,787  $ 9,294  $9,586  $2,929       $746        $2,736   $32,078
                                                     ======  =======  ======  ======       ====        ======   =======
Percent of total....................................     21%      29%     30%      9%         2%            9%      100%
                                                     ======  =======  ======  ======       ====        ======   =======

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

                       MORGAN STANLEY DEAN WITTER & CO.

   See also "Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures for its Securities businesses.

12.  Segment Information.

   The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in three business segments:
Securities, Investment Management and Credit Services, through which it provides a wide range of financial products and services to its customers.

   The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

                                                                               Investment  Credit
Three Months Ended February 28, 2002                                Securities Management Services Total
------------------------------------                                ---------- ---------- -------- ------
                                                                            (dollars in millions)
All other net revenues.............................................   $3,226      $598      $539   $4,363
Net interest.......................................................      605         7       284      896
                                                                      ------      ----      ----   ------
Net revenues.......................................................   $3,831      $605      $823   $5,259
                                                                      ======      ====      ====   ======

Income before taxes and dividends on preferred securities issued by
  subsidiaries.....................................................   $  858      $234      $255   $1,347
Provision for income taxes.........................................      297        92        88      477
Dividends on preferred securities issued by subsidiaries...........       22        --        --       22
                                                                      ------      ----      ----   ------
Net income.........................................................   $  539      $142      $167   $  848
                                                                      ======      ====      ====   ======

                       MORGAN STANLEY DEAN WITTER & CO.

                                                                             Investment  Credit
Three Months Ended February 28, 2001(1)                          Securities  Management Services   Total
---------------------------------------                          ----------  ---------- --------  --------
                                                                           (dollars in millions)
All other net revenues..........................................   $  4,039     $   666  $   527  $  5,232
Net interest....................................................        709          22      333     1,064
                                                                   --------     -------  -------  --------
Net revenues....................................................   $  4,748     $   688  $   860  $  6,296
                                                                   ========     =======  =======  ========
Income before taxes, dividends on preferred securities issued by
  subsidiaries and cumulative effect of accounting change.......   $  1,214     $   255  $   231  $  1,700
Provision for income taxes......................................        427         102       89       618
Dividends on preferred securities issued by subsidiaries........          7          --       --         7
                                                                   --------     -------  -------  --------
Income before cumulative effect of accounting change............        780         153      142     1,075
Cumulative effect of accounting change..........................        (46)         --      (13)      (59)
                                                                   --------     -------  -------  --------
Net income......................................................   $    734     $   153  $   129  $  1,016
                                                                   ========     =======  =======  ========

                                                                             Investment  Credit
Total Assets(2)                                                  Securities  Management Services   Total
---------------                                                  ----------  ---------- --------  --------
                                                                           (dollars in millions)
February 28, 2002...............................................   $461,063     $ 5,003  $25,585  $491,651
                                                                   ========     =======  =======  ========
November 30, 2001...............................................   $452,421     $ 5,076  $25,131  $482,628
                                                                   ========     =======  =======  ========

--------
(1)Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2)Corporate assets have been fully allocated to the Company's business segments.

13.  Terrorist Attacks.

   On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York City destroyed the World Trade Center complex, where approximately 3,700 of the Company's employees were located. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

   The Company has recognized costs related to the terrorist attacks, which have been offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. Such costs amounted to $47 million for the quarter ended February 28, 2002 and $56 million for the fiscal year ended November 30, 2001.

14.  Gain on Sale of Building.

   During the quarter ended February 28, 2002, the Company recorded a gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The gain is included within other revenues in the Company's condensed consolidated statements of income. The Company allocated $60 million of the gain to its Securities segment and $13 million of the gain to its Investment Management segment. The allocation was based upon occupancy levels originally planned for the building.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley Dean Witter & Co.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of February 28, 2002, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended February 28, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley Dean Witter & Co.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley Dean Witter & Co. and subsidiaries as of November 30, 2001, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley Dean Witter & Co.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2001; and, in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/S/  DELOITTE & TOUCHE LLP

New York, New York
April 10, 2002

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley Dean Witter & Co. (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

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

--------
*This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's businesses that could affect the matters referred to in such statements.

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

   In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online financial service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally and through the Internet. The financial services industry also has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend may continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

   For a detailed discussion of the competitive factors in the Company's Securities, Investment Management and Credit Services businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (the "Form 10-K").

   As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources, enhancement of its global franchise and management of costs and its capital structure. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, evaluating credit product pricing, and managing risks, costs and its capital position. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

  Global Market and Economic Conditions in the Quarter Ended February 28, 2002

   Although the global economy demonstrated some initial signs of recovery, conditions in the global financial markets remained difficult in the first quarter of fiscal 2002. Such conditions contributed to the decline in the Company's net revenues and net income as compared to the quarter ended February 28, 2001.

   In the U.S., the first quarter of fiscal 2002 began amid continuing concerns about the depressed level of economic activity that existed during much of fiscal 2001. As a result, in December 2001 the Federal Reserve Board (the "Fed") continued its aggressive policy of easing interest rates by lowering both the discount rate and the overnight lending rate by 0.25%. This followed the Fed's interest rate actions in fiscal 2001, during which it lowered both the discount rate and the overnight lending rate by an aggregate of 4.5%. During the latter half of the quarter, there were certain indications of increased economic activity, including a decline in the unemployment rate, improved consumer confidence and an increase in manufacturing activity. However, conditions in the financial markets remained difficult, reflecting investors' reaction to several significant corporate bankruptcies and increased concerns about the quality of corporate earnings.

   In Europe, there were also preliminary indications that economic performance was beginning to improve, as certain business survey data within the region was generally positive. There were also indications that industrial production was beginning to recover from the declines experienced during much of fiscal 2001. As a result of these developments, as well as indications of increased economic activity in the U.S., the European Central Bank left the benchmark interest rate within the region unchanged during the quarter. In the U.K., there were increased expectations of recovery in the level of consumer spending and business activity, and the Bank of England left the benchmark interest rate unchanged during the quarter.

   Economic and market conditions continued to be difficult in the Far East during the quarter ended February 28, 2002. In Japan, financial markets continued to be adversely impacted by the worsening condition of the nation's economy. The deceleration of global economic growth continued to negatively impact the level of Japan's exports, industrial production, corporate earnings and investment. Concerns over the banking sector, including the continued increase in the level of non-performing bank loans, the slow pace of structural reforms and deflationary pressures, also negatively affected Japan's economy. In addition, consumer spending remained sluggish, reflecting an increased unemployment rate and a decline in consumer confidence. Certain nations elsewhere in the Far East, such as Taiwan and Korea, experienced a recovery in the level of exports and manufacturing output, primarily reflecting improved conditions within the global communications and technology sectors.

  Results of the Company for the Quarter ended February 28, 2002

   The Company's net income in the quarter ended February 28, 2002 was $848 million, a decrease of 17% from the comparable period of fiscal 2001. The Company's net income for the quarter ended February 28, 2001 included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Excluding the cumulative effect of the accounting change, the Company's net income for the quarter ended February 28, 2002 was 21% below the comparable period of fiscal 2001.

   Diluted earnings per common share were $0.76 in the quarter ended February 28, 2002 as compared to $0.89 in the quarter ended February 28, 2001. Excluding the cumulative effect of the accounting change in the quarter ended February 28, 2001, the Company's diluted earnings per share were $0.94. The Company's annualized return on common equity for the quarter ended February 28, 2002 was 16.4% as compared to 22.5% (excluding the cumulative effect of the accounting change) in the comparable period of fiscal 2001.

   The decrease in net income in the quarter ended February 28, 2002 as compared to the prior year period was primarily attributable to the Company's Securities business, which recorded lower investment banking and principal trading revenues, partially offset by lower non-interest expenses.

   At February 28, 2002, the Company had approximately 60,000 employees worldwide, a decrease of 6% from February 28, 2001. The reduction in staffing levels reflected the Company's efforts to manage costs in light of the weakened global economy and reduced business activity.

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

  Critical Accounting Policies

   For a discussion of the Company's accounting policies that may involve a higher degree of judgment and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" included in the Form 10-K.

                                  Securities

Statements of Income (dollars in millions)

                                                                                     Three Months Ended
                                                                                        February 28,
                                                                                     -----------------
                                                                                       2002      2001
                                                                                      ------   -------
                                                                                        (unaudited)
Revenues:
   Investment banking............................................................... $  675    $   962
   Principal transactions:
       Trading......................................................................  1,122      1,685
       Investments..................................................................     32        (47)
   Commissions......................................................................    766        839
   Asset management, distribution and administration fees...........................    457        486
   Interest and dividends...........................................................  3,271      6,540
   Other............................................................................    174        114
                                                                                      ------   -------
       Total revenues...............................................................  6,497     10,579
Interest expense....................................................................  2,666      5,831
                                                                                      ------   -------
       Net revenues.................................................................  3,831      4,748
                                                                                      ------   -------
Non-interest expenses:
   Compensation and benefits........................................................  2,121      2,442
   Occupancy and equipment..........................................................    167        177
   Brokerage, clearing and exchange fees............................................    126        117
   Information processing and communications........................................    219        242
   Marketing and business development...............................................    103        149
   Professional services............................................................    126        223
   Other............................................................................    111        184
                                                                                      ------   -------
       Total non-interest expenses..................................................  2,973      3,534
                                                                                      ------   -------
Income before income taxes, dividends on preferred securities issued by subsidiaries
  and cumulative effect of accounting change........................................    858      1,214
Provision for income taxes..........................................................    297        427
Dividends on preferred securities issued by subsidiaries............................     22          7
                                                                                      ------   -------
Income before cumulative effect of accounting change................................    539        780
Cumulative effect of accounting change..............................................     --        (46)
                                                                                      ------   -------
       Net income................................................................... $  539    $   734
                                                                                      ======   =======

   Securities net revenues were $3,831 million in the quarter ended February 28, 2002, a decrease of 19% from the comparable period of fiscal 2001. Securities net income for the quarter ended February 28, 2002 was $539 million, a decrease of 27% from the comparable period of fiscal 2001. Securities net income in the quarter ended February 28, 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, Securities net income decreased 31% from the comparable period of fiscal 2001. The decreases in net revenues and net income were primarily attributable to lower revenues from the Company's investment banking and sales and trading activities, as well as lower revenues from the Company's individual securities business. These decreases were partially offset by higher revenues from principal investing activities, a gain on the sale of a building, and lower levels of non-interest expenses, including lower incentive-based compensation costs.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 28, 2002 decreased 30% from the comparable period of fiscal 2001, primarily due to lower revenues from merger, acquisition and restructuring activities and fixed income underwriting transactions.

   Revenues from merger, acquisition and restructuring activities decreased 35% to $292 million in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The sharp decline in the volume of merger and acquisition transaction activity that characterized fiscal 2001 continued in the first quarter of fiscal 2002. The global market for such transactions was negatively affected by the difficult global economic conditions and uncertainty in the global financial markets. In addition to the decline in transaction volume, the average transaction size also decreased during the quarter. Given current market and economic conditions, it is uncertain at what pace merger, acquisition and restructuring transactions will occur in future periods.

   Underwriting revenues declined 25% to $383 million in the quarter ended February 28, 2002 from the comparable period of fiscal 2001.

   Equity underwriting revenues in the quarter ended February 28, 2002 increased modestly, primarily reflecting a higher volume of convertible equity offerings. However, given current economic and market conditions, it is uncertain at what pace transactions will occur in future periods.

   Fixed income underwriting revenues in the quarter ended February 28, 2002 declined as compared to those recorded during the quarter ended February 28, 2001. The volume of fixed income underwriting transactions declined primarily due to increased volatility in corporate credit spreads, triggered by corporate bankruptcy filings and concerns over the quality of corporate earnings.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on the Company's securities positions. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 33% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The decrease reflected lower levels of equity and commodity trading revenues, partially offset by higher fixed income trading revenues.

   Equity trading revenues decreased during the quarter ended February 28, 2002, primarily reflecting lower revenues from trading cash and derivative equity products, as well as lower revenues from certain proprietary trading activities. Conditions in the equity markets were less favorable than in the first quarter of fiscal 2001, particularly in the U.S. and in Europe, as trading volume and market volatility both declined. The decline in equity trading revenues also reflected a decline in trading activity and opportunities related to lower new issue volume. Equity trading revenues were also affected by the Company's new pricing structure for executing transactions on the NASDAQ (see "Commissions" herein).

   Fixed income trading revenues increased in the quarter ended February 28, 2002 from the comparable period of fiscal 2001, reflecting higher revenues from trading interest rate derivative products and global high-yield fixed income securities, partially offset by lower revenues from trading government and investment grade fixed income securities. Trading revenues from interest rate derivative products were positively impacted by higher transaction volume. The increase in global high-yield trading revenues was primarily due to more favorable market conditions in the first quarter of fiscal 2002 as compared to the prior year period. The decrease in government trading revenues was primarily due to less favorable market conditions, including lower volatility and reduced liquidity in the U.S. government market. The decrease in investment grade fixed income revenues also reflected a less favorable trading environment, as corporate credit spreads widened due to concerns over the quality of corporate earnings. Commodity trading revenues decreased as compared to the then-record revenues recorded during the quarter ended February 28, 2001. The decline was primarily attributable to lower revenues from electricity trading, reflecting a decline in the level and volatility of electricity prices as compared to the prior year. Lower revenues from natural gas trading also contributed to the decrease. Foreign exchange trading revenues decreased modestly in the quarter ended February 28, 2002 as compared to the prior year period. The decrease in foreign exchange trading revenues was primarily due to lower customer volumes and volatility.

   Principal transaction net investment gains aggregating $32 million were recorded in the quarter ended February 28, 2002, as compared to net losses of $47 million in the quarter ended February 28, 2001. Fiscal 2002's results primarily include unrealized gains in certain of the Company's real estate investments. Fiscal 2001's results include unrealized losses in certain of the Company's private equity investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 9% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The decline was primarily related to lower commission revenues resulting from lower levels of retail investor participation in the equity markets, as well as lower institutional commission revenues from markets in Europe and Japan. This decline was partially offset by higher institutional commission revenues in the U.S. and the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

   In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, certain revenues earned from NASDAQ equity trading activities are now included in commission revenues.

  Net Interest

   Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans, and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest, commissions and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues decreased 15% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001, partially reflecting the level and mix of interest earning assets and interest bearing liabilities during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The decrease also reflected lower net revenues from brokerage services provided to institutional and individual customers, including a decrease in the level of customer margin loans.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's Investment Consulting Services ("ICS") business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Company's Morgan Stanley Choice service and technology platform.

   Asset management, distribution and administration revenues decreased 6% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The decrease was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds, reflecting a decrease in individual investors' mutual fund asset levels.

  Other

   Other revenues primarily consist of net rental and other revenues associated with the Company's aircraft financing business, as well as account fees and other miscellaneous service fees associated with the Company's individual securities activities. Other revenues increased 53% during the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The increase primarily reflects the inclusion of a $73 million gain (of which $60 million was allocated to the Securities segment) related to the Company's sale of a 1 million-square-foot office tower in New York City that was under construction since 1999. In addition, increased customer account fees from the Company's individual securities activities were offset by a modest decline in revenues from the Company's aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft.

   The terrorist attacks on the U.S. that occurred in September 2001 have had an adverse impact on the global aviation industry and on the results of the Company's aircraft financing business. While there is much uncertainty regarding the potential long-term impact of the terrorist attacks, the Company currently believes that the conditions caused by the attacks could continue to have an adverse impact on the results of its aircraft financing business.

  Non-Interest Expenses

   Total non-interest expenses decreased 16% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. Compensation and benefits expense decreased 13%, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased 22%. Occupancy and equipment expense decreased 6%, primarily due to lower rent expense resulting from the utilization of business interruption facilities after the loss of the World Trade Center complex in the fourth quarter of fiscal 2001, partially offset by the costs of additional office space in London. Brokerage, clearing and exchange fees increased 8%, primarily reflecting higher brokerage costs associated with global securities trading volume, particularly in North America and Europe. Information processing and communications expense decreased 10%, primarily due to lower data processing costs associated with the individual securities business and lower telecommunication costs. Marketing and business development expense decreased 31%, primarily reflecting lower travel and entertainment costs and lower advertising costs in the individual securities business. Professional services expense decreased 43%, primarily reflecting lower consulting costs. The decrease also reflected lower legal and temporary staffing costs. Other expenses decreased 40%, primarily due to lower consumption taxes and other operating expenses. In addition, goodwill amortization declined $7 million due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on December 1, 2001.

                             Investment Management

Statements of Income (dollars in millions)

                                                            Three Months Ended
                                                               February 28,
                                                            ------------------
                                                              2002      2001
                                                             -------  -------
                                                               (unaudited)
 Revenues:
    Investment banking.....................................    $  9      $ 19
    Principal transactions:
        Investments........................................       1         1
    Commissions............................................      11        12
    Asset management, distribution and administration fees.     559       623
    Interest and dividends.................................       8        24
    Other..................................................      18        11
                                                             -------  -------
        Total revenues.....................................     606       690
 Interest expense..........................................       1         2
                                                             -------  -------
        Net revenues.......................................     605       688
                                                             -------  -------
 Non-interest expenses:
    Compensation and benefits..............................     179       209
    Occupancy and equipment................................      19        25
    Brokerage, clearing and exchange fees..................      53        50
    Information processing and communications..............      22        24
    Marketing and business development.....................      29        35
    Professional services..................................      50        55
    Other..................................................      19        35
                                                             -------  -------
        Total non-interest expenses........................     371       433
                                                             -------  -------
 Income before income taxes................................     234       255
 Provision for income taxes................................      92       102
                                                             -------  -------
        Net income.........................................    $142      $153
                                                             =======  =======

   Investment Management net revenues were $605 million in the quarter ended February 28, 2002, a decrease of 12% from the comparable period of fiscal 2001. Investment Management's net income for the quarter ended February 28, 2002 was $142 million, a decrease of 7% from the comparable period of fiscal 2001. The decrease in net income primarily reflected lower asset management, distribution and administration fees and net interest revenues, partially offset by lower non-interest expenses and a gain of $13 million (included within other revenues) related to the Company's sale of an office tower.

  Investment Banking

   Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues decreased 53% in the quarter ended February 28, 2002 from the comparable prior year period, primarily reflecting a lower volume of Unit Investment Trust sales. Due to the emergence of alternate investment products, the Company does not expect Unit Investment Trust sales volumes and associated investment banking revenues to return to the levels achieved in fiscal 2000.

  Principal Transactions.

   Investment Management's principal transaction revenues are primarily generated from net gains and losses on capital investments in certain of the Company's funds and other investments.

   The Company recorded net principal investment gains of $1 million in both the quarter ended February 28, 2002 and February 28, 2001.

  Commissions

   Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues decreased marginally in the quarter ended February 28, 2002 from the comparable period of fiscal 2001, primarily reflecting a lower level of sales volume of certain Van Kampen products.

  Net Interest

   Investment Management generates net interest revenues from certain investment positions as well as from certain allocated interest revenues and expenses. Net interest revenues declined 68% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001, primarily reflecting lower allocated net interest revenues.

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

   The Company's customer assets under management or supervision were as follows:

                                                               At February 28,
                                                               ---------------
                                                                2002    2001
                                                                -----   -----
                                                                 (dollars in
                                                                  billions)
  Products offered primarily to individuals:
     Mutual funds:
         Equity...............................................  $ 81    $ 96
         Fixed income.........................................    36      46
         Money markets........................................    64      63
                                                                -----   -----
            Total mutual funds................................   181     205
                                                                -----   -----
     ICS assets...............................................    30      31
     Separate accounts, unit trust and other arrangements.....    62      73
                                                                -----   -----
            Total individual..................................   273     309
                                                                -----   -----
  Products offered primarily to institutional clients:
     Mutual funds.............................................    37      36
     Separate accounts, pooled vehicle and other arrangements.   142     147
                                                                -----   -----
            Total institutional...............................   179     183
                                                                -----   -----
     Total assets under management or supervision(1)..........  $452    $492
                                                                =====   =====

--------
(1)Revenues and expenses associated with certain assets are included in the Company's Securities segment.

   In the quarter ended February 28, 2002, asset management, distribution and administration fees decreased 10% from the comparable period of fiscal 2001. The decrease in revenues primarily reflects lower fund management fees and other revenues resulting from a decline in the level of average assets under management or supervision. The decrease also reflects a less favorable asset mix due to a shift of customer assets from equity products to fixed income and money market products, which typically generate lower management fees.

   As of February 28, 2002, customer assets under management or supervision decreased $40 billion from February 28, 2001. The decrease was attributable to market depreciation, reflecting the declines in many global financial markets that occurred during fiscal 2001, coupled with net outflows of customer assets, as redemptions exceeded new sales during the period from March 1, 2001 to February 28, 2002.

  Non-Interest Expenses

   Investment Management's non-interest expenses decreased 14% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001, partially reflecting the favorable impact of synergies resulting from integration initiatives within Investment Management's operating platforms. Compensation and benefits expense decreased 14%, reflecting lower incentive-based compensation costs due to Investment Management's lower levels of revenues and earnings, as well as lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 14%. Occupancy and equipment expense decreased 24%, reflecting a reduction in rental expense due to the utilization of business interruption facilities after the loss of the World Trade Center complex in the fourth quarter of fiscal 2001. Brokerage, clearing and exchange fees increased 6%, primarily reflecting higher distribution fees and a higher level of deferred commission amortization associated with the sales of certain funds. Information processing and communications expense decreased 8%, primarily reflecting lower costs incurred for market data and data processing services. Marketing and business development expense decreased 17%, primarily related to lower marketing and travel and entertainment costs. Professional services expense decreased 9%, primarily reflecting lower sub-advisory fees and consulting costs. Other expenses decreased 46%, primarily reflecting a decline in goodwill amortization of $15 million as a result of the Company's adoption of SFAS No. 142 on December 1, 2001.

                                Credit Services

Statements of Income (dollars in millions)

                                                                      Three Months Ended
                                                                         February 28,
                                                                      -----------------
                                                                        2002      2001
                                                                       -----      -----
                                                                         (unaudited)
Fees:
   Merchant and cardmember...........................................  $341       $313
   Servicing.........................................................   541        427
Other................................................................     2         --
                                                                       -----      -----
       Total non-interest revenues...................................   884        740
                                                                       -----      -----
Interest revenue.....................................................   553        672
Interest expense.....................................................   269        339
                                                                       -----      -----
   Net interest income...............................................   284        333
Provision for consumer loan losses...................................   345        213
                                                                       -----      -----
   Net credit income.................................................   (61)       120
                                                                       -----      -----
       Net revenues..................................................   823        860
                                                                       -----      -----
Non-interest expenses:
   Compensation and benefits.........................................   188        188
   Occupancy and equipment...........................................    14         16
   Information processing and communications.........................    79         86
   Marketing and business development................................   119        182
   Professional services.............................................    49         56
   Other.............................................................   119        101
                                                                       -----      -----
       Total non-interest expenses...................................   568        629
                                                                       -----      -----
Income before income taxes and cumulative effect of accounting change   255        231
Provision for income taxes...........................................    88         89
                                                                       -----      -----
Income before cumulative effect of accounting change.................   167        142
Cumulative effect of accounting change...............................    --        (13)
                                                                       -----      -----
       Net income....................................................  $167       $129
                                                                       =====      =====

   Credit Services net revenues were $823 million in the quarter ended February 28, 2002, a decrease of 4% from the comparable period of fiscal 2001. Credit Services net income of $167 million in the quarter ended February 28, 2002 increased 29% from the comparable period of fiscal 2001. Fiscal 2001's first quarter net income included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, fiscal 2002's first quarter net income increased 18% from the comparable period of fiscal 2001. The increase in net income was primarily attributable to higher servicing fees and merchant and cardmember fees and lower non-interest expenses, partially offset by a higher provision for consumer loan losses and lower net interest income. However, the continued weak economic conditions in the U.S. and an increased focus on portfolio credit quality have slowed the growth of transaction volume and consumer loans. In addition, the less favorable economic conditions have affected the credit quality of the consumer loan portfolio, resulting in a higher provision for consumer loan losses.

  Non-Interest Revenues

   Total non-interest revenues increased 19% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, insurance fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus(R) award program, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1% based upon a cardmember's level and type of purchases. Merchant and cardmember fees increased 9% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The increase was primarily due to higher merchant discount revenue and higher late payment fees. The increase in merchant discount revenue was due to a slightly higher level of sales volume coupled with an increase in the average merchant discount rate. The increase in late payment fees resulted from higher delinquency occurrences.

   Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed a credit card asset securitization of $1.1 billion in the quarter ended February 28, 2002. During the comparable period of fiscal 2001, the Company completed credit card asset securitizations of $4.4 billion. The credit card asset securitization transaction completed in the quarter ended February 28, 2002 has an expected maturity of approximately three years from the date of issuance.

   The table below presents the components of servicing fees:

                                                 Three Months Ended
                                                    February 28,
                                               ---------------------
                                                  2002       2001
                                                -------     -------
                                               (dollars in millions)
            Merchant and cardmember fees......  $  200      $  183
            Interest revenue..................   1,058       1,075
            Interest expense..................    (230)       (459)
            Provision for consumer loan losses    (487)       (372)
                                                -------     -------
            Servicing fees....................  $  541      $  427
                                                =======     =======

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized loans. Servicing fees increased 27% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The increase was due to higher levels of net interest cash flows as a result of a lower cost of funding, as well as a higher level of average securitized consumer loans. These increases were partially offset by higher credit losses associated with a higher rate of charge-offs related to the securitized portfolio. Net securitization gains on general purpose credit card loans, included in servicing fees, were $8 million in the quarter ended February 28, 2002, a decrease of 68% from the comparable period of fiscal 2001. The decrease primarily reflects lower levels of asset securitization transactions partially offset by modifications to certain assumptions in the gain calculations made during fiscal 2001. Such modifications included a decline in anticipated funding costs, reflecting a lower interest rate environment due to the Fed's interest rate actions during fiscal 2001, as well as lower projected interest yields on securitized loans and higher projected charge-off rates.

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

   Net interest income decreased 15% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The decrease was primarily due to lower levels of average general purpose credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average general purpose credit card loans was due to a higher level of securitized general purpose credit card loans and increased payments of credit card balances. The lower yield on general purpose credit card loans during the quarter ended February 28, 2002 was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs. The decrease in interest expense was primarily due to a lower level of interest bearing liabilities, coupled with a decrease in the Company's average cost of borrowings, which was 5.4% for the quarter ended February 28, 2002 as compared to 6.6% for the quarter ended February 28, 2001. The decline in the average cost of borrowings reflects the Fed's aggressive easing of interest rates during fiscal 2001.

   The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters ended February 28, 2002 and 2001 and changes in net interest income during those periods:

Average Balance Sheet Analysis

                                                               Three Months Ended February 28,
                                                      ------------------------------------------------
                                                                2002                   2001(3)
                                                      -----------------------  -----------------------
                                                      Average                  Average
                                                      Balance  Rate   Interest Balance  Rate   Interest
                                                      -------  -----  -------- -------  -----  --------
                                                                    (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans.................... $20,972  10.07%   $521   $21,555  11.32%   $601
Other consumer loans.................................   1,068   6.23      16       730   8.86      16
Investment securities................................      61   1.80      --       804   6.23      12
Other................................................   2,587   2.45      16     2,365   7.37      43
                                                      -------           ----   -------           ----
          Total interest earning assets..............  24,688   9.09     553    25,454  10.70     672
Allowance for loan losses............................    (851)                    (787)
Non-interest earning assets..........................   2,314                    2,117
                                                      -------                  -------
          Total assets............................... $26,151                  $26,784
                                                      =======                  =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings........................................... $ 1,135   1.65%   $  5   $ 1,774   5.73%   $ 25
   Brokered..........................................   8,820   6.36     138     8,805   6.72     146
   Other time........................................   2,851   5.45      38     3,012   6.28      47
                                                      -------           ----   -------           ----
          Total interest bearing deposits............  12,806   5.74     181    13,591   6.49     218
Other borrowings.....................................   7,342   4.82      88     7,227   6.82     121
                                                      -------           ----   -------           ----
          Total interest bearing liabilities.........  20,148   5.41     269    20,818   6.61     339
Shareholder's equity/other liabilities...............   6,003                    5,966
                                                      -------                  -------
          Total liabilities and shareholder's
            equity................................... $26,151                  $26,784
                                                      =======                  =======
Net interest income..................................                   $284                     $333
                                                                        ====                     ====
Net interest margin(1)...............................                   4.68%                    5.30%
Interest rate spread(2)..............................           3.68%                    4.09%

--------
(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis

                                                   Three Months Ended
                                               February 28, 2002 vs. 2001
                                               -------------------------
                                               Increase/(Decrease) due to
                                                      Changes in:
                                               -------------------------
                                               Volume       Rate   Total
                                               ------      ----   -----
                                                 (dollars in millions)
           INTEREST REVENUE
           General purpose credit card loans..  $(16)      $(64)  $ (80)
           Other consumer loans...............     7         (7)     --
           Investment securities..............   (11)        (1)    (12)
           Other..............................     4        (31)    (27)
                                                                   -----
              Total interest revenue..........   (20)       (99)   (119)
                                                                   -----
           INTEREST EXPENSE
           Interest bearing deposits
            Savings...........................    (9)       (11)    (20)
            Brokered..........................    --         (8)     (8)
            Other time........................    (3)        (6)     (9)
                                                                   -----
              Total interest bearing deposits.   (13)       (24)    (37)
           Other borrowings...................     2        (35)    (33)
                                                                   -----
              Total interest expense..........   (11)       (59)    (70)
                                                                   -----
           Net interest income................  $ (9)      $(40)  $ (49)
                                                ====        ====   =====

   The supplemental table below provides average managed loan balance sheet and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information

                                                           Three Months Ended February 28,
                                                 ---------------------------------------------------
                                                           2002                     2001(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal. Rate   Interest Avg. Bal. Rate   Interest
                                                 --------- -----  -------- --------- -----  --------
                                                                (dollars in millions)
General purpose credit card loans...............  $50,396  12.63%  $1,569   $49,273  13.66%  $1,660
Total interest earning assets...................   54,756  11.93    1,611    53,909  13.14    1,747
Total interest bearing liabilities..............   50,217   4.02      499    49,273   6.57      798
General purpose credit card interest rate spread            8.61                      7.09
Interest rate spread............................            7.91                      6.57
Net interest margin.............................            8.24                      7.14

--------
(1)Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for loan losses is regularly evaluated by management for adequacy and was $873 million at February 28, 2002 and $847 million at November 30, 2001.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 62% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. The increase was due to higher net charge-off rates, partially offset by lower levels of average general purpose credit card loans. In addition, during the quarter ended February 28, 2002 the Company increased the provision for consumer loan losses and the allowance for loan losses in excess of net charge-offs to reflect the impact of the difficult economic environment on the Company's credit card portfolio.

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

   During the quarter ended February 28, 2002, net charge-offs in both the owned and managed portfolios increased as compared with fiscal 2001. In the U.S., weak economic conditions, coupled with the seasoning of the Company's general purpose credit card loan portfolio and a higher level of bankruptcy filings, contributed to the higher net charge-off rate. In addition, the Company's delinquency rates in both the greater than 30-day and 90-day categories increased during the quarter ended February 28, 2002 from the comparable fiscal 2001 period. If these conditions continue to persist, the rate of net charge-offs may be higher in future periods.

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

   The following table presents owned and managed general purpose credit card loans, delinquency and net charge-off rates:

Asset Quality

                                                 February 28, 2002 February 28, 2001 November 30, 2001
                                                 ----------------  ----------------  ----------------
                                                  Owned   Managed   Owned   Managed   Owned   Managed
                                                 -------  -------  -------  -------  -------  -------
                                                                 (dollars in millions)
General purpose credit card loans at period-end. $20,554  $49,569  $21,739  $49,493  $20,085  $49,332
General purpose credit card loans contractually
  past due as a percentage of period-end general
  purpose credit card loans:
   30 to 89 days................................    3.19%    3.63%    3.01%    3.60%    3.43%    3.83%
   90 to 179 days...............................    2.80%    3.12%    2.23%    2.74%    2.74%    3.02%
Net charge-offs as a percentage of average
  general purpose credit card loans
  (year-to-date)................................    6.17%    6.49%    3.95%    4.79%    4.76%    5.36%

  Non-Interest Expenses

   Non-interest expenses decreased 10% in the quarter ended February 28, 2002 from the comparable period of fiscal 2001. Compensation and benefits expense was unchanged as compared to the prior year. Higher costs associated with higher employment levels, resulting from increased collection activities, were offset by lower levels of incentive-based compensation costs. Occupancy and equipment expense decreased 13%, primarily due to lower rent expense. Information processing and communications expense decreased 8%, primarily reflecting a decrease in external data processing costs and telecommunications expense. Marketing and business development expense decreased 35%, primarily due to lower advertising costs. Professional services expense decreased 13%, primarily due to lower consulting costs, partially offset by increased costs associated with account collections. Other expense increased 18%, primarily reflecting an increase in certain collection costs.

Liquidity and Capital Resources

   The Company's total assets increased to $491.7 billion at February 28, 2002 from $482.6 billion at November 30, 2001, primarily attributable to increases in financial instruments owned, including U.S. government and agency securities. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

   Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company's overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. This ratio is adjusted to reflect the low risk nature of assets attributable to matched resale agreements, certain securities borrowed transactions and segregated customer cash balances. In addition, the adjusted leverage ratio reflects the deduction from shareholders' equity of the amount of equity used to support goodwill, as the Company does not view this amount of equity as available to support its risk capital needs. The following table sets forth the Company's total assets, adjusted assets, leverage ratios and book value per share:

                                                              Balance at
                                                       ------------------------
                                                       February 28, November 30,
                                                           2002         2001
                                                       ------------ ------------
                                                         (dollars in millions,
                                                        except per share data)
Total assets..........................................   $491,651     $482,628
                                                         ========     ========
Adjusted assets(1)....................................   $341,782     $338,957
                                                         ========     ========
Leverage ratio(2).....................................      23.8 x        23.6x
                                                         ========     ========
Adjusted leverage ratio(3)............................      16.5 x        16.5x
                                                         ========     ========
Book value per share(4)...............................   $  18.97     $  18.64
                                                         ========     ========

--------
(1) Adjusted assets represent total assets less the sum of (i) assets that were recorded under certain provisions of SFAS No. 140, (ii) the lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase, (iii) certain securities borrowed transactions,
    (iv) segregated customer cash balances and (v) goodwill.
(2) Leverage ratio equals total assets divided by tangible shareholders' equity ($20,669 million at February 28, 2002 and $20,488 million at November 30,
    2001). For purposes of this calculation, tangible shareholders' equity includes preferred and common equity and Preferred Securities Issued by Subsidiaries, less goodwill.
(3) Adjusted leverage ratio equals adjusted assets divided by tangible shareholders' equity.
(4) Book value per share equals common shareholders' equity divided by common shares outstanding of 1,101 million at February 28, 2002 and 1,093 million at November 30, 2001.

   The Company's senior management establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. For a description of the Company's funding and capital policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" included in the Form 10-K. The Company also has a liquidity reserve policy that is designed to cover volatility in funding needs. The liquidity reserve is held in the form of cash and cash equivalents and a target reserve is periodically assessed and determined based on funding volatility and capacity.

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

   The asset securitization market is a significant source of funding for the Company's Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company's other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit
Services business are accounted for as sales, i.e., off-balance sheet transactions in accordance with U.S. generally accepted accounting principles (see Note 5 to the condensed consolidated financial statements). In connection with its Discover Card securitization program, the Company transfers credit card receivables, on a revolving basis, to the Discover Card Master Trust I
(the "Trust"), which issues asset-backed securities registered with the Securities and Exchange Commission. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary such feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements ("economic early amortization").

   Economic early amortization risk reflects the possibility of negative net securitization cash flows and is driven primarily by the Trust's credit card receivables performance (in particular, receivables yield, cardmember fees and credit losses incurred) as well as the contractual rate of return of the asset-based securities. In the event of an economic early amortization, receivables that would otherwise have been subsequently purchased by the Trust from the Company would instead continue to be recognized on the Company's condensed consolidated statements of financial condition since the cash flows generated in the Trust would instead be used to repay investors in the asset-based securities. These recognized receivables would require the Company to obtain alternative funding. Although the Company believes that the combination of factors that would result in an economic early amortization event is remote, the Company also believes its access to alternative funding sources would mitigate this potential liquidity risk.

   The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposit issued by the Company's bank subsidiaries. Other time deposits include individual and institutional certificates of deposit.

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

   As of March 31, 2002, the Company's credit ratings were as follows:


                                                  Commercial   Senior
                                                    Paper       Debt
                                                 ------------ --------

          Dominion Bond Rating Service Limited.. R-1 (middle) AA (low)
          Fitch Ratings(1)...................... F1+          AA
          Moody's Investors Service............. P-1          Aa3
          Rating and Investment Information, Inc a-1+         AA
          Standard & Poor's(2).................. A-1+         AA-

--------
(1)In January 2002, Fitch, Inc. rebranded its name from Fitch to Fitch Ratings. In October 2001, Fitch Ratings placed the Company's senior debt credit ratings on negative outlook.
(2)In July 2001, Standard & Poor's placed the Company's senior debt credit ratings on negative outlook.

   As the Company continues to expand globally and derives revenues in various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency often is offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

   During the quarter ended February 28, 2002, the Company issued senior notes aggregating $241 million, including non-U.S. dollar currency notes aggregating $46 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At February 28, 2002 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $82.6 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between February 28, 2002 and March 31, 2002, the Company's long-term borrowings, net of repayments and repurchases, increased by approximately $1.5 billion. In April 2002, the Company completed the sale of a $7.3 billion global bond offering, the largest bond sale in the Company's history.

   During the quarter ended February 28, 2002, the Company purchased $205 million of its common stock. Subsequent to February 28, 2002 and through March 31, 2002, the Company purchased an additional $77 million of its common stock.

   The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "MSDW Facility"). Under the terms of the MSDW Facility, the banks are committed to provide up to $5.5 billion. The MSDW Facility contains restrictive covenants which require, among other things, that the Company maintain specified levels of shareholders' equity. At February 28, 2002, the Company maintained an $8.4 billion surplus shareholders' equity as compared with the MSDW Facility's restrictive covenant requirement. The Company believes that the covenant restrictions will not impair its ability to obtain funding under the MSDW Facility nor impair its ability to pay its current level of dividends. At February 28, 2002, no borrowings were outstanding under the MSDW Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants which require, among other things, that MS&Co. maintain specified levels of consolidated stockholder's equity and Net Capital, each as defined in the MS&Co. Facility. At February 28, 2002, MS&Co. maintained a $2.4 billion surplus consolidated stockholder's equity and a $3.3 billion surplus Net Capital. The Company believes that the restrictive covenants will not impair its ability to secure loan arrangements, letters of credit and other financial accommodations under the MS&Co. Facility. At February 28, 2002, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility") by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the MSIL Facility. At February 28, 2002, MSIL maintained a $1.5 billion surplus Shareholder's Equity and a $1.9 billion surplus Financial Resources. The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSIL Facility. At February 28, 2002, no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). The MSDW Facility's restrictive covenants described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSJL Facility. At February 28, 2002, no borrowings were outstanding under the MSJL Facility.

   Neither the MSDW Facility, the MS&Co. Facility, the MSIL Facility nor the MSJL Facility require the Company to maintain specific credit ratings. The Company anticipates that it will utilize any of these facilities for short-term funding from time to time.

   In December 2001, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

Commitments and Less Liquid Assets

   The Company's commitments associated with outstanding letters of credit, private equity and other principal investment activities, and financing commitments as of February 28, 2002 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

                                                  Remaining
                                                   Fiscal    Fiscal    Fiscal
                                                    2002    2003-2004 2005-2006 Thereafter  Total
                                                  --------- --------- --------- ---------- -------
                                                               (dollars in millions)
Letters of credit(1).............................  $4,984    $  187     $ --      $   --   $ 5,171
Private equity and other principal investments(1)     112       225      122         301       760
Financing commitments to investment grade
  counterparties(1)..............................   1,269     1,569      534       1,041     4,413
Financing commitments to non-investment grade
  counterparties(1)..............................     245       168      181         280       874
                                                   ------    ------     ----      ------   -------
   Total.........................................  $6,610    $2,149     $837      $1,622   $11,218
                                                   ======    ======     ====      ======   =======

--------
(1)See Note 10 to the condensed consolidated financial statements.

   The table above does not include commitments to extend credit for consumer loans in the amount of approximately $300 billion. Such commitments arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, the Company guarantees the unsecured debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related unsecured debt or trading obligations) are included in the Company's condensed consolidated financial statements.

   At February 28, 2002 certain assets of the Company, such as real property, equipment and leasehold improvements of $2.5 billion, aircraft assets of $5.0 billion and goodwill of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

   At February 28, 2002, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $900 million, of which approximately $300 million represented the Company's investments in its real estate funds.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company's credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's consolidated statements of income. At February 28, 2002 and November 30, 2001, the Company had high-yield instruments owned with a market value of approximately $1.6 billion and $1.3 billion, respectively, and had high-yield instruments sold, not yet purchased, with a market value of $0.5 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank) financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At February 28, 2002 and November 30, 2001, the aggregate value of investment grade loans and positions was $3.2 billion and $1.5 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.7 billion and $1.4 billion, respectively. In connection with these business activities (loans and positions and financing commitments), the Company had hedges with a notional amount of $1.3 billion at February 28, 2002 and $1.4 billion at November 30, 2001. The Company expects that requests to provide financing or financing commitments in connection with certain investment banking activities will continue and may grow in the future.

   In March 2002, the Company purchased an office facility with 725,000 square feet of space in Westchester County, New York.

   At February 28, 2002, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, options, swaps, including credit default swaps, caps, collars, floors, swap options and similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets) that had an aggregate fair value of $31.8 billion. The fair value of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk.


   As of February 28, 2002, Aggregate Value-at-Risk ("VaR") for the Company's trading and related activities, measured at a 99% confidence level with a one-day time horizon, was $41 million. Aggregate VaR decreased slightly from $42 million at November 30, 2001, as a decline in equity price VaR was partially offset by an increase in commodity price VaR and a lower diversification benefit. For a more representative summary of the Company's trading and related market risk profile during the course of the quarter ended February 28, 2002, see the average VaR for each of the Company's primary risk categories in the table below.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policies and control structure, refer to the "Risk Management" section of the Form 10-K.

   The table below presents the Company's VaR for each of the Company's primary risk exposures and on an aggregate basis at February 28, 2002 and November 30, 2001, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. Aggregate VaR also incorporates certain non-trading positions, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of February 28, 2002 and November 30, 2001, and, therefore, the table below does not separately report trading and non-trading VaRs.

        Primary Market Risk Category            99%/One-Day VaR
        ----------------------------    -------------------------------
                                        At February 28, At November 30,
                                             2002            2001
                                        --------------- ---------------
                                        (dollars in millions, pre-tax)
        Interest rate..................       $29             $30
        Equity price...................        17              23
        Foreign exchange rate..........         6               6
        Commodity price................        27              24
                                              ---             ---
        Subtotal.......................        79              83
        Less diversification benefit(1)        38              41
                                              ---             ---
        Aggregate VaR..................       $41             $42
                                              ===             ===

--------
(1) Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

   In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate 95%/one-day VaR at February 28, 2002 was $28 million.

   The table below presents the high, low and average 99%/one-day Aggregate trading VaR over the course of the quarter ended February 28, 2002 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to institutional trading positions).

                                              Daily 99%/One-Day VaR
                                              for the Quarter Ended
             Primary Market Risk Category       February 28, 2002
             ---------------------------- ------------------------------
                                            High          Low    Average
                                            ----          ---    -------
                                          (dollars in millions, pre-tax)
                Interest rate............ $39           $25        $30
                Equity price.............  32            16         23
                Foreign exchange rate....  16             5          9
                Commodity price..........  32            23         29
                Aggregate trading VaR....  58            42         46

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended February 28, 2002:

                                    [CHART]

   Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended February 28, 2002 was:

       Value-at-Risk                       Number of Days
(in millions of U.S. dollars)

less than 41                                      0
41 to 43                                          7
43 to 45                                         20
45 to 47                                         15
47 to 49                                         10
49 to 51                                          5
51 to 53                                          3
53 to 55                                          1
55 to 57                                          0
57 to 59                                          1
greater than 59                                   0


   The histogram below presents the distribution of daily net revenues during the quarter ended February 28, 2002 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):


                                    [CHART]

   Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during the quarter ended February 28, 2002 was:

Daily Institutional Trading Revenue        Number of Days
  (in millions of U.S. dollars)

less than -10                                    0
-10 to -5                                        1
-5 to 0                                          1
0 to 5                                           2
5 to 10                                          3
10 to 15                                         3
15 to 20                                         8
20 to 25                                         7
25 to 30                                         5
30 to 35                                         7
35 to 40                                         3
40 to 45                                         3
45 to 50                                         5
50 to 55                                         2
55 to 60                                         3
60 to 65                                         4
65 to 70                                         1
70 to 75                                         1
75 to 80                                         1
80 to 85                                         1
85 to 90                                         1
greater than 90                                  0



   As of February 28, 2002, the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2001.

Derivatives.

   With respect to certain derivative transactions, the Company requires collateral from its counterparties, principally cash and U.S. government and agency securities, to reduce default risk. The following table presents a summary of counterparty credit ratings for the replacement cost of over-the-counter derivatives in a gain position by maturity at February 28, 2002. In addition, collateral received by the Company is presented by the credit rating of the counterparties providing the collateral. The following table includes credit exposure only from over-the-counter derivative transactions and does not include other credit exposures, such as the Company's senior lending activities:

                             Years To Maturity                        Net-Exposure
-                    --------------------------------- Cross-Maturity     Pre-      Net-Exposure
 Credit Rating/(1)/  Less than 1  1-3    3-5   Over 5   Netting/(2)/   Collateral  Post-Collateral
 ------------------  ----------- ------ ------ -------  ------------  ------------ ---------------
                                                 (dollars in millions)
AAA.................   $   715   $  971 $1,407 $ 3,429    $(1,438)      $ 5,084        $ 3,343
AA..................     3,151    2,534  1,997   5,857     (3,363)       10,176          6,025
A...................     3,869    3,608  1,395   2,817     (2,541)        9,148          7,270
BBB.................     1,621      822    490   1,374       (589)        3,718          2,907
Non-investment grade     1,347      505    292     442       (364)        2,222          1,644
                       -------   ------ ------ -------    -------       -------        -------
       Total........   $10,703   $8,440 $5,581 $13,919    $(8,295)      $30,348        $21,189
                       =======   ====== ====== =======    =======       =======        =======

--------
(1)Credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department.
(2)Represents netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category.

                           Part II OTHER INFORMATION

Item 1.  Legal Proceedings

   (a)  The following matters have been commenced against the Company.

   Electricity Trading Matters. Morgan Stanley Capital Group Inc., a subsidiary of the Company ("MSCG"), is involved in several proceedings arising out of its activities as a wholesale power marketer in connection with events in the Western energy markets that occurred during and after the summer of 2000.

   These proceedings include purported class actions, now consolidated in the California Superior Court for San Diego County, brought on behalf of electricity consumers in the State of California against several power marketers and generators, including MSCG, a power marketer. These complaints, allege that during the summer of 2000, the defendants fixed the prices for electricity in violation of California's unfair competition statutes. The actions seek reimbursement of alleged overcharges and punitive damages.

   In addition, various complaints against MSCG and other power marketers have been filed with the Federal Energy Regulatory Commission ("FERC") seeking to rescind or modify long-term power contracts entered into during and after the summer of 2000 as allegedly unjust and unreasonable. On April 10, 2002, the FERC ordered the parties to engage in contractual mediation and set a deadline of May 31, 2003 to rule on the matter.

   On February 13, 2002, FERC announced that it would conduct an investigation to determine whether abuses of market power or market manipulation occurred in the trading of wholesale electricity in California and the Western United States during 2000. MSCG is cooperating with this investigation.

   On March 19, 2002, the California Attorney General filed a complaint with FERC against all sellers in the California power markets, including MSCG, seeking refunds of alleged overcharges in long-term and short-term wholesale power transactions during 2000 and 2001 and to revoke the authority of some or all sellers to participate in the wholesale power markets. MSCG has answered and moved to dismiss this complaint.

   (b) The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 31, 2001.

   IPO Allocation Matters. On April 1, 2002, the United States Court of Appeals for the Second Circuit denied the writ of mandamus on the motion to recuse the judge in the purported class action securities suits.

   On or about April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against the Company and two other underwriters. The complaint was brought on behalf of a class of issuers who, during the period January 1, 1998 to October 31, 2000, issued IPO securities pursuant to underwriting agreements with defendants, which securities increased in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants' favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint seeks indemnification and contribution for the costs of defending securities class action lawsuits brought by shareholders relating to issuers' IPOs and any judgments that may be entered in connection therewith. Plaintiff filed for bankruptcy court protection on September 5, 200l.

   Research Matters. In connection with its review of the independence of research departments, the New York State Attorney General's office has issued subpoenas to several financial services firms, including the Company. The Company is cooperating with this investigation.

   Nelson, et al. v. Aim Advisors, Inc., et al. On March 8, 2002, the court granted defendants' motions to sever plaintiffs' claims and transfer venue. The court ordered the claims against Morgan Stanley Investment Advisors Inc. and Morgan Stanley Distributors Inc. transferred to the United States District Court for the Southern District of New York and those against Van Kampen Asset Management Inc. and Van Kampen Funds Inc. to the United States District Court for the Northern District of Illinois. On March 29, 2002, the United States District Court for the Southern District of Illinois entered an order dismissing the case without prejudice, upon stipulation of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of the Company was held on March 19, 2002.

   The stockholders voted on proposals to (1) elect one class of directors for a three-year term, (2) ratify the appointment of Deloitte & Touche LLP as independent auditors and (3) approve an amendment to the Directors' Equity Capital Accumulation Plan ("DECAP"). The stockholders also voted on a stockholder proposal recommending that the Board of Directors take action to institute the annual election of all directors, instead of the stagger system.

   The stockholders' vote ratified the appointment of the independent auditors and approved the amendment to the DECAP. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 15, 2002. In addition, Robert P. Bauman, Edward A. Brennan, C. Robert Kidder, John W. Madigan, Michael A. Miles, Philip J. Purcell and Robert G. Scott will continue to serve on the board. The stockholder proposal was approved. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below.

                                                                                Broker
                                          For     Against/Withheld  Abstain    Non-vote
                                      ----------- ---------------- ---------- -----------
Election of Directors:
Nominee:

John E. Jacob........................ 911,035,356    20,512,607        *           *
Charles F. Knight.................... 915,704,528    15,843,435        *           *
Miles L. Marsh....................... 909,101,135    22,446,828        *           *
Laura D'Andrea Tyson................. 906,691,450    24,856,513        *           *

Ratification of Independent Auditors: 898,393,301    25,264,187     7,888,873      *

Approval of the Amendment to the
  Directors' Equity Capital
  Accumulation Plan:................. 562,767,271   355,096,170    13,149,606      *

Stockholder Proposal:................ 485,009,101   257,857,881    30,276,117 158,403,262

   -----
   *  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

       An exhibit index has been filed as part of this Report on Page E-1.

   (b)  Reports on Form 8-K

          A Current Report on Form 8-K dated December 19, 2001 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fourth fiscal quarter and the fiscal year ended November 30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MORGAN STANLEY DEAN WITTER & CO.
                                                      (Registrant)

                                                      /s/ JOANNE PACE
                                          By: ______________________________
                                          Joanne Pace, Controller and Principal
                                                    Accounting Officer

Date: April 15, 2002

                                 EXHIBIT INDEX

                       MORGAN STANLEY DEAN WITTER & CO.

                        Quarter Ended February 28, 2002

Exhibit
  No.                                              Description
  ---                                              -----------
   10   Employee Stock Purchase Plan, as amended March 18, 2002.
   11   Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings per Share)
        and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
   12   Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to
        Fixed Charges and Preferred Stock Dividends.
   15   Letter of awareness from Deloitte & Touche LLP, dated April 10, 2002, concerning unaudited interim financial information.