Form 10-Q
period 2002-05-31
MORGAN STANLEY DEAN WITTER & CO
filed 2002-07-11
CIK 895421

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

                  For the quarterly period ended May 31, 2002

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission file number 1-11758

                                Morgan Stanley
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

   As of June 30, 2002, there were 1,095,913,509 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MORGAN STANLEY

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          Quarter Ended May 31, 2002

                                                                                                   Page
                                                                                                   ----
Part I--Financial Information
   Item 1.  Financial Statements
       Condensed Consolidated Statements of Financial Condition--May 31, 2002 (unaudited) and
         November 30, 2001........................................................................   1
       Condensed Consolidated Statements of Income (unaudited)--Three and Six Months Ended
         May 31, 2002 and 2001....................................................................   2
       Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three and Six
         Months Ended May 31, 2002 and 2001.......................................................   3
       Condensed Consolidated Statements of Cash Flows (unaudited)--Six Months Ended May 31,
         2002 and 2001............................................................................   4
       Notes to Condensed Consolidated Financial Statements (unaudited)...........................   5
       Independent Accountants' Report............................................................  20
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  21
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  46
Part II--Other Information
   Item 1.  Legal Proceedings.....................................................................  49
   Item 2.  Changes in Securities and Use of Proceeds.............................................  50
   Item 4.  Submission of Matters to a Vote of Security Holders...................................  50
   Item 6.  Exhibits and Reports on Form 8-K......................................................  50

Item 1.
                                MORGAN STANLEY

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in millions, except share data)

                                                                                                       May 31,   November 30,
                                                                                                        2002         2001
                                                                                                     ----------- ------------
                                                                                                     (unaudited)
                                              ASSETS
Cash and cash equivalents...........................................................................  $ 22,212     $ 26,596
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $36,181 at May 31, 2002 and $36,146 at November
 30, 2001)..........................................................................................    46,127       46,326
Financial instruments owned (approximately $97 billion at May 31, 2002 and $74 billion at November
 30, 2001 were pledged to various parties):
  U.S. government and agency securities.............................................................    43,775       25,696
  Other sovereign government obligations............................................................    30,457       22,039
  Corporate and other debt..........................................................................    53,269       47,607
  Corporate equities................................................................................    22,948       23,143
  Derivative contracts..............................................................................    30,117       32,078
  Physical commodities..............................................................................       909          285
Securities purchased under agreements to resell.....................................................    79,826       54,618
Securities provided as collateral...................................................................    12,329       13,163
Securities borrowed.................................................................................   144,273      120,758
Receivables:
  Consumer loans (net of allowances of $899 at May 31, 2002 and $847 at November 30, 2001)..........    20,422       20,108
  Customers, net....................................................................................    20,747       22,188
  Brokers, dealers and clearing organizations.......................................................     4,044        6,462
  Fees, interest and other..........................................................................     6,062        5,283
Office facilities, at cost (less accumulated depreciation and amortization of $2,387 at May 31,
 2002 and $2,124 at November 30, 2001)..............................................................     2,675        2,579
Aircraft under operating leases (less accumulated depreciation of $621 at May 31, 2002 and $479 at
 November 30, 2001).................................................................................     4,906        4,753
Goodwill............................................................................................     1,441        1,438
Other assets........................................................................................     7,385        7,508
                                                                                                      --------     --------
Total assets........................................................................................  $553,924     $482,628
                                                                                                      ========     ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper and other short-term borrowings....................................................  $ 43,028     $ 32,842
Deposits............................................................................................    13,337       12,276
Financial instruments sold, not yet purchased:
  U.S. government and agency securities.............................................................    20,627       17,203
  Other sovereign government obligations............................................................    18,407       10,906
  Corporate and other debt..........................................................................    12,437        9,125
  Corporate equities................................................................................    19,298       13,046
  Derivative contracts..............................................................................    24,698       27,286
  Physical commodities..............................................................................     2,138        2,044
Securities sold under agreements to repurchase......................................................   148,710      122,695
Obligation to return securities received as collateral..............................................    12,329       13,163
Securities loaned...................................................................................    39,197       36,776
Payables:
  Customers.........................................................................................   101,074       93,719
  Brokers, dealers and clearing organizations.......................................................     5,031        4,331
  Interest and dividends............................................................................     3,619        2,761
Other liabilities and accrued expenses..............................................................    11,997       12,795
Long-term borrowings................................................................................    55,445       49,668
                                                                                                      --------     --------
                                                                                                       531,372      460,636
                                                                                                      --------     --------
Capital Units.......................................................................................        66           66
                                                                                                      --------     --------
Preferred Securities Subject to Mandatory Redemption................................................     1,210        1,210
                                                                                                      --------     --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock...................................................................................        --          345
  Common stock ($0.01 par value, 3,500,000,000 shares authorized, 1,211,685,904 and 1,211,685,904 shares issued, 1,097,109,821 and 1,093,006,744 shares outstanding at May 31, 2002 and November
    30, 2001, respectively).........................................................................        12           12
  Paid-in capital...................................................................................     3,670        3,745
  Retained earnings.................................................................................    24,408       23,270
  Employee stock trust..............................................................................     2,980        3,086
  Accumulated other comprehensive income (loss).....................................................      (212)        (262)
                                                                                                      --------     --------
    Subtotal........................................................................................    30,858       30,196
  Note receivable related to ESOP...................................................................       (29)         (31)
  Common stock held in treasury, at cost ($0.01 par value, 114,576,083 and 118,679,160 shares at
    May 31, 2002 and November 30, 2001, respectively)...............................................    (6,573)      (6,935)
  Common stock issued to employee trust.............................................................    (2,980)      (2,514)
                                                                                                      --------     --------
    Total shareholders' equity......................................................................    21,276       20,716
                                                                                                      --------     --------
Total liabilities and shareholders' equity..........................................................  $553,924     $482,628
                                                                                                      ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in millions, except share and per share data)

                                                        Three Months Ended May 31,       Six Months Ended May 31,
                                                      ------------------------------  -----------------------------
                                                           2002            2001            2002           2001
                                                      --------------  --------------  -------------- --------------
                                                                (unaudited)                    (unaudited)
Revenues:
Investment banking................................... $          655  $          840  $        1,339 $        1,821
Principal transactions:
    Trading..........................................            704           2,070           1,826          3,755
    Investments......................................            (16)           (107)             17           (153)
Commissions..........................................            900             838           1,677          1,689
Fees:
    Asset management, distribution and
     administration..................................          1,054           1,074           2,070          2,183
    Merchant and cardmember..........................            359             325             700            638
    Servicing........................................            511             476           1,052            903
Interest and dividends...............................          3,874           6,950           7,706         14,186
Other................................................            108             139             302            264
                                                      --------------  --------------  -------------- --------------
    Total revenues...................................          8,149          12,605          16,689         25,286
Interest expense.....................................          2,844           6,406           5,780         12,578
Provision for consumer loan losses...................            340             231             685            444
                                                      --------------  --------------  -------------- --------------
    Net revenues.....................................          4,965           5,968          10,224         12,264
                                                      --------------  --------------  -------------- --------------
Non-interest expenses:
    Compensation and benefits........................          2,234           2,732           4,722          5,571
    Occupancy and equipment..........................            210             230             410            448
    Brokerage, clearing and exchange fees............            176             177             355            344
    Information processing and communications........            335             368             655            720
    Marketing and business development...............            259             331             510            697
    Professional services............................            250             336             475            670
    Other............................................            254             322             503            642
                                                      --------------  --------------  -------------- --------------
       Total non-interest expenses...................          3,718           4,496           7,630          9,092
                                                      --------------  --------------  -------------- --------------
Income before income taxes, dividends on preferred
 securities subject to mandatory redemption and
 cumulative effect of accounting change..............          1,247           1,472           2,594          3,172
Provision for income taxes...........................            428             535             905          1,153
Dividends on preferred securities subject to
 mandatory redemption................................             22               7              44             14
                                                      --------------  --------------  -------------- --------------
Income before cumulative effect of accounting
 change..............................................            797             930           1,645          2,005
Cumulative effect of accounting change...............             --              --              --            (59)
                                                      --------------  --------------  -------------- --------------
Net income........................................... $          797  $          930  $        1,645 $        1,946
                                                      ==============  ==============  ============== ==============
Preferred stock dividend requirements................ $           --  $            9  $           -- $           18
                                                      ==============  ==============  ============== ==============
Earnings applicable to common shares................. $          797  $          921  $        1,645 $        1,928
                                                      ==============  ==============  ============== ==============
Earnings per common share:
    Basic before cumulative effect of accounting
     change.......................................... $         0.73  $         0.85  $         1.52 $         1.83
    Cumulative effect of accounting change...........             --              --              --          (0.05)
                                                      --------------  --------------  -------------- --------------
    Basic............................................ $         0.73  $         0.85  $         1.52 $         1.78
                                                      ==============  ==============  ============== ==============
    Diluted before cumulative effect of accounting
     change.......................................... $         0.72  $         0.82  $         1.48 $         1.76
    Cumulative effect of accounting change...........             --              --              --          (0.05)
                                                      --------------  --------------  -------------- --------------
    Diluted.......................................... $         0.72  $         0.82  $         1.48 $         1.71
                                                      ==============  ==============  ============== ==============
Average common shares outstanding
    Basic............................................  1,084,993,202   1,085,305,558   1,084,223,242  1,087,205,706
                                                      ==============  ==============  ============== ==============
    Diluted..........................................  1,113,949,482   1,120,687,197   1,113,925,043  1,127,129,224
                                                      ==============  ==============  ============== ==============

           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in millions)

                                                   Three Months   Six Months
                                                     Ended          Ended
                                                    May 31,        May 31,
                                                   -----------  -------------
                                                   2002  2001    2002   2001
                                                   ----  ----   ------ ------
                                                   (unaudited)   (unaudited)
    Net income ................................... $797  $930   $1,645 $1,946
    Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment....   25   (33)      17    (51)
       Cumulative effect of accounting change.....   --    --       --    (13)
       Net change in cash flow hedges.............   26    13       33    (47)
                                                   ----  ----   ------ ------
    Comprehensive income.......................... $848  $910   $1,695 $1,835
                                                   ====  ====   ====== ======


           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                                      Six Months Ended May 31,
                                                                                      -----------------------
                                                                                        2002         2001
                                                                                       --------     --------
                                                                                          (unaudited)
Cash flows from operating activities:
Net income........................................................................... $  1,645     $  1,946
 Adjustments to reconcile net income to net cash used for operating activities:
   Non-cash charges included in net income:
     Gain on sale of building........................................................       73           --
     Cumulative effect of accounting change..........................................       --           59
     Other non-cash charges included in net income...................................    1,146          937
 Changes in assets and liabilities:
   Cash and securities deposited with clearing organizations or segregated under
     federal and other regulations...................................................      199        2,967
   Financial instruments owned, net of financial instruments sold, not yet purchased.  (12,677)     (19,063)
   Securities borrowed, net of securities loaned.....................................  (21,094)     (22,523)
   Receivables and other assets......................................................    3,499       (2,180)
   Payables and other liabilities....................................................    8,041       (4,609)
                                                                                       --------     --------
Net cash used for operating activities...............................................  (19,168)     (42,466)
                                                                                       --------     --------
Cash flows from investing activities:
 Net (payments for) proceeds from:
   Office facilities and aircraft under operating leases.............................     (634)        (819)
   Purchase of Quilter Holdings Limited, net of cash acquired........................       --         (183)
   Net principal disbursed on consumer loans.........................................   (3,784)      (6,783)
   Sales of consumer loans...........................................................    2,787        7,112
                                                                                       --------     --------
Net cash used for investing activities...............................................   (1,631)        (673)
                                                                                       --------     --------
Cash flows from financing activities:
 Net proceeds from short-term borrowings.............................................   10,186       18,348
 Securities sold under agreements to repurchase, net of securities purchased under
   agreements to resell..............................................................      807       24,966
 Net proceeds from:
   Deposits..........................................................................    1,061          576
   Issuance of common stock..........................................................      125          139
   Issuance of put options...........................................................        6            5
   Issuance of long-term borrowings..................................................    9,841       16,162
 Payments for:
   Repurchases of common stock.......................................................     (473)        (994)
   Repayments of long-term borrowings................................................   (4,291)      (7,263)
   Redemption of cumulative preferred stock..........................................     (345)          --
   Cash dividends....................................................................     (502)        (523)
                                                                                       --------     --------
Net cash provided by financing activities............................................   16,415       51,416
                                                                                       --------     --------
Net (decrease) increase in cash and cash equivalents.................................   (4,384)       8,277
Cash and cash equivalents, at beginning of period....................................   26,596       18,819
                                                                                       --------     --------
Cash and cash equivalents, at end of period.......................................... $ 22,212     $ 27,096
                                                                                       ========     ========


           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation.

  The Company

   Morgan Stanley (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   In June 2002, the Company's name changed from "Morgan Stanley Dean Witter & Co." to "Morgan Stanley."

  Basis of Financial Information

   The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest. In determining whether to consolidate an entity, the Company considers, among other factors, the nature and extent of the Company's ownership and financial interests and other attributes of control. The Company's U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated ("MS&Co."), Morgan Stanley & Co. International Limited ("MSIL"), Morgan Stanley Japan Limited ("MSJL"), Morgan Stanley DW Inc. ("MSDWI"), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc.

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

   Financial instruments, including derivatives and loan products, used in the Company's trading activities are recorded at fair value, and unrealized gains and losses are reflected in principal trading revenues. Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in

                                MORGAN STANLEY
the condensed consolidated statements of income as interest and dividend revenue or interest expense. The fair values of trading positions generally are based on listed market prices. If listed market prices are not available or if the liquidation of the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations for similar instruments traded in different markets, including markets located in different geographic areas. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. To the extent financial instruments have extended maturity dates, the Company's estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. Purchases and sales of financial instruments, as well as commission revenues and related expenses, are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company's dealings in over-the-counter ("OTC") financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

   Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. Investments made in connection with principal real estate activities that do not involve equity securities, primarily comprised of general partnership and limited partnership interests in real estate funds sponsored by the Company, are included within other assets in the Company's condensed consolidated statements of financial condition. Such investments are recorded at fair value, based upon independent appraisals of the funds' underlying real estate assets, estimates prepared by the Company of discounted future cash flows of the underlying real estate assets or other indicators of fair value.

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

   The Company also utilizes foreign exchange forward contracts to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within accumulated other comprehensive income in shareholders' equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in receivables from

                                MORGAN STANLEY
or payables to brokers, dealers and clearing organizations. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

   The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, credit card loans and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned. Retained interests in credit card asset securitizations associated with the Company's Credit Services business were approximately $8.3 billion at May 31, 2002 (see Note 5). Retained interests in securitized financial assets associated with the Company's Securities business were approximately $343 million at May 31, 2002. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. For the six months ended May 31, 2002, the aggregate cash proceeds from securitizations were approximately $12 billion.

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

3.  Goodwill.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The

                                MORGAN STANLEY

Company early adopted the provisions of SFAS No. 142, and therefore discontinued the amortization of goodwill effective December 1, 2001. During the quarter ended May 31, 2002, the Company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company's consolidated financial condition or results of operations.

   The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

                                                          Three Months Ended    Six Months Ended
                                                            May 31,                May 31,
                                                          ------------------    ---------------
                                                          2002         2001      2002    2001
                                                            -----       -----   ------  ------
                                                          (dollars in millions, except per share
                                                                   amounts)
Net Income
   Income before cumulative effect of accounting change.. $ 797        $ 930    $1,645  $2,005
   Add: Goodwill amortization, net of tax................    --           21        --      38
                                                            -----       -----   ------  ------
                                                            797          951     1,645   2,043
   Cumulative effect of accounting change................    --           --        --     (59)
                                                            -----       -----   ------  ------
   Adjusted.............................................. $ 797        $ 951    $1,645  $1,984
                                                            =====       =====   ======  ======
Basic earnings per common share
   Basic before cumulative effect of accounting change... $0.73        $0.85    $ 1.52  $ 1.83
   Add: Goodwill amortization, net of tax................    --         0.02        --    0.04
                                                            -----       -----   ------  ------
                                                           0.73         0.87      1.52    1.87
   Cumulative effect of accounting change................    --           --        --   (0.05)
                                                            -----       -----   ------  ------
   Adjusted.............................................. $0.73        $0.87    $ 1.52  $ 1.82
                                                            =====       =====   ======  ======
Diluted earnings per common share
   Diluted before cumulative effect of accounting change. $0.72        $0.82    $ 1.48  $ 1.76
   Add: Goodwill amortization, net of tax................    --         0.02        --    0.03
                                                            -----       -----   ------  ------
                                                           0.72         0.84      1.48    1.79
   Cumulative effect of accounting change................    --           --        --   (0.05)
                                                            -----       -----   ------  ------
   Adjusted.............................................. $0.72        $0.84    $ 1.48  $ 1.74
                                                            =====       =====   ======  ======

   Changes in the carrying amount of the Company's goodwill for the six month period ended May 31, 2002, were as follows:

                                                     Investment
                                          Securities Management Total
                                          ---------- ---------- ------
                                             (dollars in millions)
          Balance as of November 30, 2001    $470       $968    $1,438
          Translation adjustments........       3         --         3
                                             ----       ----    ------
          Balance as of May 31, 2002.....    $473       $968    $1,441
                                             ====       ====    ======

4.  Securities Financing Transactions.

   Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"), principally government and agency securities, are treated

                                MORGAN STANLEY
as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. It is the Company's policy to take possession of securities purchased under agreements to resell. Securities borrowed and securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions.

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

                                                   At          At
                                                 May 31,  November 30,
                                                  2002        2001
                                                 -------  ------------
                                                 (dollars in millions)
           Financial instruments owned:
           U.S. government and agency securities $10,280    $ 9,310
           Corporate and other debt.............   3,404      3,350
           Corporate equities...................   2,857      2,850
                                                 -------    -------
                  Total......................... $16,541    $15,510
                                                 =======    =======

   The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $421 billion, and the fair value of the portion that has been sold or repledged was $386 billion.

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

                                MORGAN STANLEY

5.  Consumer Loans.

   Consumer loans were as follows:

                                                                 At          At
                                                               May 31,  November 30,
                                                                2002        2001
                                                               -------  ------------
                                                               (dollars in millions)
General purpose credit card, mortgage and consumer installment $21,321    $20,955
Less:
   Allowance for consumer loan losses.........................     899        847
                                                               -------    -------
Consumer loans, net........................................... $20,422    $20,108
                                                               =======    =======

   Activity in the allowance for consumer loan losses was as follows:

                                                Three Months Six Months
                                                   Ended        Ended
                                                  May 31,      May 31,
                                                ----------   ----------
                                                2002   2001  2002  2001
                                                ----   ----  ----  ----
                                                 (dollars in millions)
         Balance beginning of period........... $873   $786  $847  $783
         Additions:
            Provision for consumer loan losses.  340    231   685   444
         Deductions:
            Charge-offs........................  338    255   679   492
            Recoveries.........................  (24)   (25)  (46)  (52)
                                                ----   ----  ----  ----
         Net charge-offs.......................  314    230   633   440
                                                ----   ----  ----  ----
         Balance end of period................. $899   $787  $899  $787
                                                ====   ====  ====  ====

   Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $53 million and $110 million in the quarter and six month period ended May 31, 2002, and $41 million and $81 million in the quarter and six month period ended May 31, 2001.

   At May 31, 2002, the Company had commitments to extend credit for consumer loans of approximately $259 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

   The Company received net proceeds from consumer loan asset securitizations of $1,735 million and $2,787 million in the quarter and six month period ended May 31, 2002 and $2,426 million and $7,112 million in the quarter and six month period ended May 31, 2001.

   The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At May 31, 2002, the Company had $8.3 billion of retained interests, including $6.0 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with

                                MORGAN STANLEY
investors' interests in the securitization trust, and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

   During the six months ended May 31, 2002, the Company completed credit card asset securitizations of $2.8 billion and recognized net securitization gains of $19 million as servicing fees in the Company's condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $29,153 million at May 31, 2002 and $29,247 million at November 30, 2001.

   Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six months ended May 31, 2002 were as follows:

                Weighted average life (in months)      6.1-6.2
                Payment rate (rate per month).... 16.88%-17.25%
                Credit losses (rate per annum)...         6.95%
                Discount rate (rate per annum)...  14.0%-16.50%

   Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

                                                               At
                                                          May 31, 2002
                                                          ------------
          Residual Interests (carrying amount/fair value)    $  230
          Weighted average life (in months)..............       6.2
          Payment rate (rate per month)..................     17.25%
             Impact on fair value of 10% adverse change..    $  (16)
             Impact on fair value of 20% adverse change..    $  (30)
          Credit losses (rate per annum).................      6.95%
             Impact on fair value of 10% adverse change..    $  (76)
             Impact on fair value of 20% adverse change..    $ (150)
          Discount rate (rate per annum).................     14.00%
             Impact on fair value of 10% adverse change..    $   (3)
             Impact on fair value of 20% adverse change..    $   (5)

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

   The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                   Six Months Ended
                                                                     May 31, 2002
                                                                   ----------------
Proceeds from new credit card asset securitizations...............      $ 2.8
Proceeds from collections reinvested in previous credit card asset
  securitizations.................................................      $25.6
Contractual servicing fees received...............................      $ 0.3
Cash flows received from retained interests.......................      $ 1.0

                                MORGAN STANLEY

   The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans:

                                                    At            Six Months Ended
                                               May 31, 2002         May 31, 2002
                                          ---------------------- ------------------
                                             Loans      Loans    Average Net Credit
                                          Outstanding Delinquent  Loans    Losses
                                          ----------- ---------- ------- ----------
                                                    (dollars in billions)
Managed general purpose credit card loans    $49.4       $2.8     $49.9     $1.6
Less: Securitized general purpose credit
  card loans.............................     29.2
                                             -----
Owned general purpose credit card loans..    $20.2
                                             =====

6.  Long-Term Borrowings.

   Long-term borrowings at May 31, 2002 scheduled to mature within one year aggregated $10,307 million.

   During the six month period ended May 31, 2002, the Company issued senior notes aggregating $10,018 million, including non-U.S. dollar currency notes aggregating $1,597 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $1,122 million; 2004, $1,031 million; 2005, $3 million; and
thereafter, $7,862 million. In the six month period ended May 31, 2002, $4,291 million of senior notes were repaid.

   The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 5 years at May 31, 2002.

7. Preferred Stock, Capital Units and Preferred Securities Subject to Mandatory Redemption.

   Preferred stock of the Company was composed of the following issue:

                                                           Shares Outstanding at      Balance at
                                                           --------------------  --------------------
                                                           May 31,  November 30, May 31,  November 30,
                                                            2002        2001      2002        2001
                                                           -------  ------------ -------  ------------
                                                                                 (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock,
  stated value $200 per share.............................   --      1,725,000    $ --        $345


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

   The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both May 31, 2002 and November 30, 2001.

                                MORGAN STANLEY

   Preferred Securities Subject to Mandatory Redemption (also referred to as "Capital Securities" herein) represent preferred minority interests in certain of the Company's subsidiaries. Accordingly, dividends paid on Preferred Securities Subject to Mandatory Redemption are presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the Company's condensed consolidated statements of income.

   MSDW Capital Trust I ("Capital Trust I") and Morgan Stanley Capital Trust II ("Capital Trust II") are consolidated Delaware statutory business trusts (all of the common securities of which are owned by the Company) and have Capital Securities outstanding. The trusts invested the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company in junior subordinated deferrable interest debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company's combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

   The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust I and Capital Trust II, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption Capital Trust I   Capital Trust II
Issuance Date....................................... March 12, 1998    July 19, 2001
Preferred securities issued......................... 16,000,000        32,400,000
Liquidation preference per security................. $25               $25
Liquidation value (in millions)..................... $400              $810
Coupon rate......................................... 7.10%             7.25%
Distribution payable................................ Quarterly         Quarterly
Distributions guaranteed by......................... Morgan Stanley    Morgan Stanley
Mandatory redemption date........................... February 28, 2038 July 31, 2031(1)
Redeemable by issuer on or after(2)................. March 12, 2003    July 31, 2006

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(3)....... $412              $835
Coupon rate......................................... 7.10%             7.25%
Interest payable.................................... Quarterly         Quarterly
Maturity date....................................... February 28, 2038 July 31, 2031(1)
Redeemable by issuer on or after(2)................. March 12, 2003    July 31, 2006

--------
(1)May be extended to a date not later than July 31, 2050.
(2)Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.
(3)Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.

8.  Common Stock and Shareholders' Equity.

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $5,117 million at May 31, 2002, which exceeded the amount required by $4,486 million. MSDWI's net capital totaled $1,275 million at May 31, 2002, which exceeded the amount required by $1,151 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital,

                                MORGAN STANLEY
as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At May 31, 2002, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

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

   The Company repurchased approximately 9 million and 14 million shares of its common stock through open market purchases during the six month periods ended May 31, 2002 and 2001, respectively. In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of May 31, 2002, put options were outstanding on an aggregate of 3.0 million shares of the Company's common stock. These put options have expiration dates that range from September 2002 through November 2002 with strike prices ranging from $39.76 to $40.10. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

9.  Earnings per Share.

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                                Three Months    Six Months
                                                                                   Ended          Ended
                                                                                  May 31,        May 31,
                                                                               -------------  -------------
                                                                                2002   2001    2002   2001
                                                                               ------ ------  ------ ------
Basic EPS:
    Income before cumulative effect of accounting change...................... $  797 $  930  $1,645 $2,005
    Cumulative effect of accounting change....................................     --     --      --    (59)
    Preferred stock dividend requirements.....................................     --     (9)     --    (18)
                                                                               ------ ------  ------ ------
    Net income available to common shareholders............................... $  797 $  921  $1,645 $1,928
                                                                               ====== ======  ====== ======
    Weighted-average common shares outstanding................................  1,085  1,085   1,084  1,087
                                                                               ====== ======  ====== ======
    Basic EPS before cumulative effect of accounting change................... $ 0.73 $ 0.85  $ 1.52 $ 1.83
    Cumulative effect of accounting change....................................     --     --      --  (0.05)
                                                                               ------ ------  ------ ------
Basic EPS..................................................................... $ 0.73 $ 0.85  $ 1.52 $ 1.78
                                                                               ====== ======  ====== ======
Diluted EPS:
    Income before cumulative effect of accounting change...................... $  797 $  930  $1,645 $2,005
    Cumulative effect of accounting change....................................     --     --      --    (59)
    Preferred stock dividend requirements.....................................     --     (9)     --    (18)
                                                                               ------ ------  ------ ------
    Net income available to common shareholders............................... $  797 $  921  $1,645 $1,928
                                                                               ====== ======  ====== ======
    Weighted-average common shares outstanding................................  1,085  1,085   1,084  1,087
    Effect of dilutive securities:
       Stock options..........................................................     28     35      29     40
       Convertible debt.......................................................      1      1       1     --
                                                                               ------ ------  ------ ------
    Weighted-average common shares outstanding and common stock equivalents...  1,114  1,121   1,114  1,127
                                                                               ====== ======  ====== ======
    Diluted EPS before cumulative effect of accounting change................. $ 0.72 $ 0.82  $ 1.48 $ 1.76
    Cumulative effect of accounting change....................................     --     --      --  (0.05)
                                                                               ------ ------  ------ ------
Diluted EPS................................................................... $ 0.72 $ 0.82  $ 1.48 $ 1.71
                                                                               ====== ======  ====== ======

                                MORGAN STANLEY

   At May 31, 2002, there were approximately 64 million stock options outstanding that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company's common stock for both the three and six month periods ended May 31, 2002.

10.  Commitments and Contingencies.

   At May 31, 2002 and November 30, 2001, the Company had approximately $4.7 billion and $4.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

   The Company has commitments to fund certain fixed assets and other less liquid investments, including at May 31, 2002, approximately $600 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

   In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of May 31, 2002, the aggregate amount of such purchase commitments was $232 million. All of the aircraft to be acquired under these purchase obligations are subject to contractual lease arrangements.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank) financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At May 31, 2002, the Company provided commitments associated with these activities to investment grade issuers aggregating $8.9 billion and commitments to non-investment grade issuers aggregating $1.2 billion. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash funding requirements.

   Financial instruments sold, not yet purchased, represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company's ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased, may exceed the amounts recognized in the condensed consolidated statements of financial condition.

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

                                MORGAN STANLEY

   At May 31, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $29.0 billion and $41.9 billion, respectively.

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

   The credit quality of the Company's trading-related derivatives at May 31, 2002 and November 30, 2001 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department:

                                                                                      Collateralized
                                                                                           Non-      Other Non-
                                                                                        Investment   Investment
                                                       AAA      AA       A      BBB       Grade        Grade     Total
                                                     ------  -------  ------  ------  -------------- ---------- -------
                                                                            (dollars in millions)
At May 31, 2002
Interest rate and currency swaps and options
 (including caps, floors and swap options) and
 other fixed income securities contracts............ $4,032  $ 6,675  $4,858  $1,818       $525        $  459   $18,367
Foreign exchange forward contracts and options......    199    1,735   1,165     249         --           222     3,570
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,367      786     580      57         37           198     3,025
Commodity forwards, options and swaps...............    264    1,112   1,581     922        384           892     5,155
                                                     ------  -------  ------  ------       ----        ------   -------
   Total............................................ $5,862  $10,308  $8,184  $3,046       $946        $1,771   $30,117
                                                     ======  =======  ======  ======       ====        ======   =======
Percent of total....................................     20%      34%     27%     10%         3%            6%      100%
                                                     ======  =======  ======  ======       ====        ======   =======

                                MORGAN STANLEY

                                                                                     Collateralized
                                                                                          Non-      Other Non-
                                                                                       Investment   Investment
                                                       AAA     AA       A      BBB       Grade        Grade     Total
                                                     ------  ------  ------  ------  -------------- ---------- -------
                                                                           (dollars in millions)
At November 30, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and
 other fixed income securities contracts............ $4,465  $5,910  $6,144  $1,482       $488        $  631   $19,120
Foreign exchange forward contracts and options......     76   1,051   1,090     212         --           269     2,698
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,879   1,392     662      40         85           283     4,341
Commodity forwards, options and swaps...............    367     941   1,690   1,195        173         1,553     5,919
                                                     ------  ------  ------  ------       ----        ------   -------
   Total............................................ $6,787  $9,294  $9,586  $2,929       $746        $2,736   $32,078
                                                     ======  ======  ======  ======       ====        ======   =======
Percent of total....................................     21%     29%     30%      9%         2%            9%      100%
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

   Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are

                                MORGAN STANLEY
allocated based upon the Company's allocation methodologies, generally based on each segment's respective revenues or other relevant measures. Selected financial information for the Company's segments is presented in the table below:

                                                                 Investment  Credit
Three Months Ended May 31, 2002                       Securities Management Services  Total
-------------------------------                       ---------- ---------- -------- -------
                                                              (dollars in millions)
All other net revenues...............................   $2,807     $  598    $  530  $ 3,935
Net interest.........................................      680          6       344    1,030
                                                        ------     ------    ------  -------
Net revenues.........................................   $3,487     $  604    $  874  $ 4,965
                                                        ======     ======    ======  =======
Income before income taxes and dividends on preferred
  securities subject to mandatory redemption.........   $  708     $  227    $  312  $ 1,247
Provision for income taxes...........................      226         86       116      428
Dividends on preferred securities subject to
  mandatory redemption...............................       22         --        --       22
                                                        ------     ------    ------  -------
Net income...........................................   $  460     $  141    $  196  $   797
                                                        ======     ======    ======  =======

                                                                 Investment  Credit
Three Months Ended May 31, 2001(1)                    Securities Management Services  Total
----------------------------------                    ---------- ---------- -------- -------
                                                              (dollars in millions)
All other net revenues...............................   $4,229     $  625    $  570  $ 5,424
Net interest.........................................      198         14       332      544
                                                        ------     ------    ------  -------
Net revenues.........................................   $4,427     $  639    $  902  $ 5,968
                                                        ======     ======    ======  =======
Income before income taxes and dividends on preferred
  securities subject to mandatory redemption.........   $  977     $  216    $  279  $ 1,472
Provision for income taxes...........................      338         89       108      535
Dividends on preferred securities subject to
  mandatory redemption...............................        7         --        --        7
                                                        ------     ------    ------  -------
Net income...........................................   $  632     $  127    $  171  $   930
                                                        ======     ======    ======  =======

                                                                 Investment  Credit
Six Months Ended May 31, 2002                         Securities Management Services  Total
-----------------------------                         ---------- ---------- -------- -------
                                                              (dollars in millions)
All other net revenues...............................   $6,033     $1,196    $1,069  $ 8,298
Net interest.........................................    1,285         13       628    1,926
                                                        ------     ------    ------  -------
Net revenues.........................................   $7,318     $1,209    $1,697  $10,224
                                                        ======     ======    ======  =======
Income before income taxes and dividends on preferred
  securities subject to mandatory redemption.........   $1,566     $  461    $  567  $ 2,594
Provision for income taxes...........................      523        178       204      905
Dividends on preferred securities subject to
  mandatory redemption...............................       44         --        --       44
                                                        ------     ------    ------  -------
Net income...........................................   $  999     $  283    $  363  $ 1,645
                                                        ======     ======    ======  =======

                                MORGAN STANLEY

                                                                Investment  Credit
Six Months Ended May 31, 2001(1)                     Securities Management Services   Total
--------------------------------                     ---------- ---------- -------- --------
                                                              (dollars in millions)
All other net revenues..............................  $  8,268    $1,291   $ 1,097  $ 10,656
Net interest........................................       907        36       665     1,608
                                                      --------    ------   -------  --------
Net revenues........................................  $  9,175    $1,327   $ 1,762  $ 12,264
                                                      ========    ======   =======  ========
Income before income taxes, dividends on preferred
  securities subject to mandatory redemption and
  cumulative effect of accounting change............  $  2,191    $  471   $   510  $  3,172
Provision for income taxes..........................       765       191       197     1,153
Dividends on preferred securities subject to
  mandatory redemption..............................        14        --        --        14
                                                      --------    ------   -------  --------
Income before cumulative effect of accounting change     1,412       280       313     2,005
Cumulative effect of accounting change..............       (46)       --       (13)      (59)
                                                      --------    ------   -------  --------
Net income..........................................  $  1,366    $  280   $   300  $  1,946
                                                      ========    ======   =======  ========

                                                                Investment  Credit
Total Assets(2)                                      Securities Management Services   Total
---------------                                      ---------- ---------- -------- --------
                                                              (dollars in millions)
May 31, 2002........................................  $523,763    $4,958   $25,203  $553,924
                                                      ========    ======   =======  ========
November 30, 2001...................................  $452,421    $5,076   $25,131  $482,628
                                                      ========    ======   =======  ========

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

   The Company has recognized costs related to the terrorist attacks, which have been offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. Such costs amounted to $28 million for the quarter and $75 million for the six month period ended May 31, 2002 and $56 million for the fiscal year ended November 30, 2001.

14.  Gain on Sale of Building.

   During the six month period ended May 31, 2002, the Company recorded a gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The gain is included within other revenues in the Company's condensed consolidated statements of income. The Company allocated $60 million of the gain to its Securities segment and $13 million of the gain to its Investment Management segment. The allocation was based upon occupancy levels originally planned for the building.

15.  Business Disposition.

   In May 2002, the Company agreed to sell its self-directed online brokerage accounts to Bank of Montreal's Harrisdirect. The transaction is expected to close during the third quarter of fiscal 2002.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley:

   We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of May 31, 2002, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2002 and 2001, and condensed consolidated statements of cash flow for the six-month periods ended May 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2001, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the fiscal year then ended (not presented herein) included in Morgan Stanley's Annual Report on Form 10-K for the fiscal year ended November 30, 2001; and, in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/S/  DELOITTE & TOUCHE LLP

New York, New York
July 10, 2002

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley (the "Company") is a global financial services firm that maintains leading market positions in each of its three business segments--Securities, Investment Management and Credit Services. The Company's Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; full-service brokerage services; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   In June 2002, the Company's name changed from "Morgan Stanley Dean Witter & Co." to "Morgan Stanley."

Results of Operations*


  Certain Factors Affecting Results of Operations

   The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events (such as the use of the Internet to conduct electronic commerce and the use of electronic communications trading networks); the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; and legislative, legal and regulatory developments. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

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

   In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally and through the Internet. The financial services industry also has continued to experience consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. This convergence trend may continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company's ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

   For a detailed discussion of the competitive and regulatory factors in the Company's Securities, Investment Management and Credit Services businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (the "Form 10-K").

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

  Global Market and Economic Conditions in the Quarter and Six Month Period ended May 31, 2002

   Although the global economy demonstrated some initial signs of recovery, conditions in the global financial markets remained difficult in the second quarter of fiscal 2002. Such conditions contributed to the decline in the Company's net revenues and net income as compared to the quarter and six month period ended May 31, 2001.

   In the U.S., the quarter began amid increased expectations of improved economic growth. However, as the quarter progressed, conflicting economic signals became apparent, including an increase in unemployment. In the financial markets, participants remained uncertain about the strength and pace of the global economic recovery, and investor confidence weakened due to concerns relating to the quality of corporate earnings in light of several significant corporate bankruptcies. As a result, the level of uncertainty regarding the timing and sustainability of the nation's economic recovery increased, and the Federal Reserve Board left both the discount rate and the overnight lending rate unchanged during the quarter.

   In Europe, economic conditions improved modestly, as business confidence and export activity increased. During the quarter, the European Central Bank ("ECB") left the benchmark interest rate within the region unchanged, although the ECB remained concerned about price stability, primarily due to rising oil prices within the region. In the U.K., the levels of demand, inflation and unemployment were generally stable, and business survey data continued to suggest expectations of economic recovery. The Bank of England left the benchmark interest rate unchanged during the quarter.

   In Japan, the pace of economic deterioration moderated during the quarter, primarily led by an increase in exports to the Far East and the U.S. As a result, Japan's financial markets increased moderately during the quarter. However, there were still lingering concerns over corporate earnings, the banking sector, including the level of non-performing bank loans, the slow pace of structural reforms and deflationary pressures. In addition, consumer spending in Japan remained sluggish, reflecting a relatively high unemployment rate and low consumer confidence. Certain nations elsewhere in the Far East, such as Taiwan and Korea, continued to experience a recovery in the level of exports and manufacturing output, primarily reflecting moderately improved conditions within the global communications and technology sectors.

  Results of the Company for the Quarter and Six Month Period ended May 31, 2002

   The Company's net income in the quarter and six month period ended May 31, 2002 was $797 million and $1,645 million, respectively, a decrease of 14% and 15% from the comparable periods of fiscal 2001. The Company's net income for the six month period ended May 31, 2001 included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Excluding the cumulative effect of the accounting change, the Company's net income for the six month period ended May 31, 2002 was 18% below the comparable period of fiscal 2001.

   Diluted earnings per common share were $0.72 and $1.48 in the quarter and six month period ended May 31, 2002 as compared to $0.82 and $1.71 in the quarter and six month period ended May 31, 2001. Excluding the cumulative effect of the accounting change in the six month period ended May 31, 2001, the Company's diluted earnings per share was $1.76. The Company's annualized return on common equity for the quarter and six month period ended May 31, 2002 was 15.1% and 15.7% as compared to 19.1% and 20.8% (excluding the cumulative effect of the accounting change) in the comparable periods of fiscal 2001.

   The decrease in net income in the quarter and six month period ended May 31, 2002 as compared to the prior year periods was primarily attributable to the Company's Securities business, which recorded lower investment banking and principal trading revenues, partially offset by lower non-interest expenses.

   At May 31, 2002, the Company had approximately 59,000 employees worldwide, a decrease of 7% from May 31, 2001. The reduction in staffing levels reflected the Company's efforts to manage costs in light of the weakened global economy and reduced business activity.

  Business Disposition

   In May 2002, the Company agreed to sell its self-directed online brokerage accounts to Bank of Montreal's Harrisdirect. The transaction is expected to close during the third quarter of fiscal 2002.

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

                                  Securities

Statements of Income (dollars in millions)

                                                                           Three Months      Six Months
                                                                          Ended May 31,    Ended May 31,
                                                                         ---------------  ---------------
                                                                          2002     2001    2002     2001
                                                                         ------  -------  ------- -------
                                                                           (unaudited)      (unaudited)
Revenues:
   Investment banking................................................... $  647  $   825  $ 1,322 $ 1,787
   Principal transactions:
       Trading..........................................................    704    2,070    1,826   3,755
       Investments......................................................    (17)    (106)      15    (153)
   Commissions..........................................................    888      829    1,654   1,668
   Asset management, distribution and administration fees...............    478      476      935     962
   Interest and dividends...............................................  3,266    6,279    6,537  12,819
   Other................................................................    107      135      281     249
                                                                         ------  -------  ------- -------
       Total revenues...................................................  6,073   10,508   12,570  21,087
   Interest expense.....................................................  2,586    6,081    5,252  11,912
                                                                         ------  -------  ------- -------
       Net revenues.....................................................  3,487    4,427    7,318   9,175
                                                                         ------  -------  ------- -------
Non-interest expenses:
   Compensation and benefits............................................  1,872    2,346    3,993   4,788
   Occupancy and equipment..............................................    175      191      342     368
   Brokerage, clearing and exchange fees................................    119      127      245     244
   Information processing and communications............................    220      250      439     492
   Marketing and business development...................................    125      126      228     275
   Professional services................................................    144      225      270     448
   Other................................................................    124      185      235     369
                                                                         ------  -------  ------- -------
       Total non-interest expenses......................................  2,779    3,450    5,752   6,984
                                                                         ------  -------  ------- -------
Income before income taxes, dividends on preferred securities subject to
  mandatory redemption and cumulative effect of accounting change.......    708      977    1,566   2,191
Provision for income taxes..............................................    226      338      523     765
Dividends on preferred securities subject to mandatory redemption.......     22        7       44      14
                                                                         ------  -------  ------- -------
Income before cumulative effect of accounting change....................    460      632      999   1,412
Cumulative effect of accounting change..................................     --       --       --     (46)
                                                                         ------  -------  ------- -------
   Net income........................................................... $  460  $   632  $   999 $ 1,366
                                                                         ======  =======  ======= =======

   Securities net revenues were $3,487 million and $7,318 million in the quarter and six month period ended May 31, 2002, a decrease of 21% and 20% from the comparable periods of fiscal 2001. Securities net income for the quarter and six month period ended May 31, 2002 was $460 million and $999 million, a decrease of 27% from both of the comparable periods of fiscal 2001. Securities net income in the six month period ended May 31, 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, Securities net income for the six month period ended May 31, 2002 decreased 29% from the comparable period of fiscal 2001. The decreases in net revenues and net income were primarily attributable to lower revenues from the Company's investment banking and sales and trading activities, as well as from the Company's individual securities business. These decreases were partially offset by lower principal investment losses in the quarter and principal investment gains in the six month period. Net income in the quarter and six month period ended May 31, 2002 also reflected lower non-interest expenses, including lower incentive-based compensation costs, professional services costs and other expenses. Securities net revenues and net income for the six month period ended May 31, 2002 included a gain (included within other revenues) on the sale of an office tower.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 2002 decreased 22% from the comparable period of fiscal 2001. The decrease was due to lower revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions.

   Revenues from merger, acquisition and restructuring activities decreased 14% to $250 million in the quarter ended May 31, 2002 from the comparable period of fiscal 2001. The decrease primarily reflected a sharp decline in the volume of global merger and acquisition transaction activity. The global market for such transactions continued to be affected negatively by the difficult global economic conditions and uncertainty in the global financial markets. In addition to the decline in transaction volume, the average transaction size also decreased during the quarter ended May 31, 2002 as compared to the prior year period.

   Underwriting revenues declined 26% to $397 million in the quarter ended May 31, 2002 from the comparable period of fiscal 2001.

   Equity underwriting revenues decreased in the quarter ended May 31, 2002 as compared to the prior year period. The decrease was primarily due to a lower volume of equity offerings, particularly in the technology sector, partially offset by a higher volume of convertible equity offerings.

   Fixed income underwriting revenues decreased in the quarter ended May 31, 2002 as compared to the prior year period, primarily due to a lower volume of investment grade corporate transactions.

   Investment banking revenues in the six month period ended May 31, 2002 decreased 26% to $1,322 million from the comparable period of fiscal 2001. The decrease was attributable to lower revenues from merger, acquisition and restructuring activities and from underwriting equity and fixed income transactions, reflecting lower levels of transaction volume as a result of the difficult conditions in the global financial markets.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on the Company's securities positions. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 66% in the quarter ended May 31, 2002 from the comparable period of fiscal 2001. The decrease reflected lower levels of equity, fixed income and commodity trading revenues.

   Equity trading revenues decreased during the quarter ended May 31, 2002, primarily reflecting lower revenues from trading derivative, cash and convertible equity products, as well as lower revenues from certain proprietary trading activities. Conditions in the equity markets were less favorable than in the second quarter of fiscal 2001, particularly in the U.S. and in Europe, as market volatility declined. A decline in the NASDAQ trading volume also contributed to the unfavorable equity market conditions. The decrease in equity trading revenues also reflected a decline in trading activity and fewer opportunities related to lower new issue volume. Equity trading revenues were also negatively affected by the Company's new pricing structure for executing transactions on the NASDAQ (see "Commissions" herein).

   Fixed income trading revenues decreased in the quarter ended May 31, 2002 from the comparable period of fiscal 2001, reflecting lower trading revenues from commodities, government and investment grade fixed income securities, partially offset by higher trading revenues from global high-yield fixed income securities and foreign exchange products. Commodity trading revenues decreased significantly as compared to the strong revenues recorded during the quarter ended May 31, 2001. The sharp decline was primarily attributable to reduced levels of volatility and liquidity in the energy markets, particularly in the electricity and natural gas sectors. The decrease in government trading revenues was primarily due to less favorable market conditions in comparison with the prior year, reflecting relatively low trading volumes and a lack of direction with respect to interest rates. The decrease in investment grade fixed income revenues also reflected a less favorable trading environment, as corporate credit spreads widened due to concerns over the quality of corporate earnings. The increase in global high-yield trading revenues was primarily due to improved market conditions as compared to the prior year period. Foreign exchange trading revenues increased due to higher levels of market volatility, as the U.S. dollar depreciated against the yen and the euro during the quarter.

   Principal transaction net investment losses aggregating $17 million were recorded in the quarter ended May 31, 2002, as compared to net losses of $106 million in the quarter ended May 31, 2001. Fiscal 2002's results primarily include unrealized losses in certain of the Company's principal investments. Fiscal 2001's results include unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting markdowns of non-publicly traded investments.

   Principal transaction trading revenues decreased 51% in the six month period ended May 31, 2002 from the comparable period of fiscal 2001, primarily reflecting a decline in equity, fixed income, and commodity trading revenues. The decline in equity trading revenues reflected lower revenues from cash and derivative equity products due to lower levels of market volatility and new issue volume, as well as lower revenues from certain proprietary trading activities. Fixed income trading revenues decreased due to lower government and investment grade fixed income trading revenues, partially offset by higher trading revenues from global high-yield fixed income securities. Commodity trading revenues decreased significantly, primarily due to lower revenues from trading energy products.

   Principal transaction net investment gains aggregating $15 million were recorded in the six month period ended May 31, 2002, as compared to net losses of $153 million in the six month period ended May 31, 2001. Fiscal 2002's results primarily included unrealized gains from investments in certain of the Company's real estate funds, partially offset by unrealized losses in certain of the Company's principal investments. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues increased 7% in the quarter and decreased 1% in the six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was due to higher institutional commission revenues in the U.S. as a result of the impact of a new commission-based pricing structure for executing transactions on the NASDAQ. This increase was partially offset by lower levels of retail investor participation in the equity markets. The decrease in the six month period was due to lower levels of retail investor participation in the equity markets, partially offset by higher institutional commission revenues in the U.S. and the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

   In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities are now included in commission revenues.

  Net Interest

   Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies associated with the Company's institutional securities business, customer margin loans and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest, commissions and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues increased 243% and 42% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001, partially reflecting the level and mix of interest earning assets and interest bearing liabilities during the respective periods as well as certain trading strategies utilized in the Company's institutional securities business. The increase in both periods reflects higher net interest revenues from mortgage-backed products, as well as a decline in interest expense due to a decrease in the Company's average cost of borrowings. The increase in the six month period was partially offset by lower net interest revenues from brokerage services provided to individual customers, including a decrease in the level of customer margin loans.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds ("12b-1 fees") and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company's Investment Consulting Services ("ICS") business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Morgan Stanley Choice/SM/ service and technology platform.

   Asset management, distribution and administration revenues remained relatively unchanged in the quarter and decreased 3% in the six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The decrease in the six month period was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds, reflecting a decrease in individual investors' mutual fund asset levels, partially offset by an increase in revenues from the Company's ICS business.

  Other

   Other revenues primarily consist of net rental and other revenues associated with the Company's aircraft financing business, as well as account fees and other miscellaneous service fees associated with the Company's individual securities activities. Other revenues decreased 21% in the quarter and increased 13% in the six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The decrease in the quarter was due to a decline in revenues from the Company's aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft. The increase in the six month period reflects the inclusion of a gain (of which $60 million was allocated to the Securities segment) related to the Company's sale of an office tower in the first quarter of fiscal 2002, as well as higher customer account fees from the Company's individual securities activities. These increases were partially offset by a decline in revenues from the Company's aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft.

   The terrorist attacks on the U.S. that occurred in September 2001 have had an adverse impact on the global aviation industry and on the results of the Company's aircraft financing business. While there is still much uncertainty regarding the potential long-term impact of the terrorist attacks, the Company currently believes that the conditions caused by the attacks could continue to have an adverse impact on the results of its aircraft financing business.

  Non-Interest Expenses

   Securities non-interest expenses decreased 19% and 18% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. Compensation and benefits expense decreased 20% and 17% in the quarter and six month period ended May 31, 2002, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased 18% and 20% in the quarter and six month period ended May 31, 2002. Occupancy and equipment expense decreased 8% and 7% in the quarter and six month period ended May 31, 2002, due to lower maintenance and repair costs as well as lower rent expense resulting from the continued utilization of business interruption facilities after the loss of the World Trade Center complex in the fourth quarter of fiscal 2001. These decreases were partially offset by rent increases associated with retail securities branch offices. Brokerage, clearing and exchange fees decreased 6% in the quarter and remained unchanged in the six month period ended May 31, 2002. The decrease in the quarter was due to lower brokerage costs associated with global securities trading volume. Information processing and communications expense decreased 12% and 11% in the quarter and six month period ended May 31, 2002, due to lower data processing and telecommunication costs. The decrease in the six month period also reflected a decrease in market data costs. Marketing and business development expense decreased 1% and 17% in the quarter and six month period ended May 31, 2002, reflecting lower travel and entertainment costs, partially offset by higher advertising costs in the individual securities business. Professional services expense decreased 36% and 40% in the quarter and six month period ended May 31, 2002, reflecting lower consulting and temporary services costs. Other expenses decreased 33% and 36% in the quarter and six month period ended May 31, 2002, due to lower consumption taxes, postage and other operating expenses. In addition, goodwill amortization declined due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on December 1, 2001.

                             Investment Management

Statements of Income (dollars in millions)

                                                           Three Months   Six Months
                                                           Ended May 31, Ended May 31,
                                                           ------------  -------------
                                                           2002   2001    2002   2001
                                                           ----   ----   ------ ------
                                                           (unaudited)    (unaudited)
Revenues:
   Investment banking..................................... $  8   $ 15   $   17 $   34
   Principal transactions:
       Investments........................................    1     (1)       2     --
   Commissions............................................   12      9       23     21
   Asset management, distribution and administration fees.  576    598    1,135  1,221
   Interest and dividends.................................    6     17       14     41
   Other..................................................    1      4       19     15
                                                            ----  ----   ------ ------
       Total revenues.....................................  604    642    1,210  1,332
   Interest expense.......................................   --      3        1      5
                                                            ----  ----   ------ ------
       Net revenues.......................................  604    639    1,209  1,327
                                                            ----  ----   ------ ------
Non-interest expenses:
   Compensation and benefits..............................  170    197      349    406
   Occupancy and equipment................................   19     24       38     49
   Brokerage, clearing and exchange fees..................   57     50      110    100
   Information processing and communications..............   25     25       47     49
   Marketing and business development.....................   32     42       61     77
   Professional services..................................   49     59       99    114
   Other..................................................   25     26       44     61
                                                            ----  ----   ------ ------
       Total non-interest expenses........................  377    423      748    856
                                                            ----  ----   ------ ------
Income before income taxes................................  227    216      461    471
Provision for income taxes................................   86     89      178    191
                                                            ----  ----   ------ ------
   Net income............................................. $141   $127   $  283 $  280
                                                            ====  ====   ====== ======

   Investment Management net revenues were $604 million and $1,209 million in the quarter and six month period ended May 31, 2002, a decrease of 5% and 9% from the comparable periods of fiscal 2001. Investment Management net income for the quarter and six month period ended May 31, 2002 was $141 million and $283 million, an increase of 11% and 1% from the comparable periods of fiscal 2001. In both periods, the increases in net income primarily reflected a decline in non-interest expenses. The increase in the six month period also reflects a gain of $13 million (included within other revenues) related to the Company's sale of an office tower in the first quarter of fiscal 2002. In both periods, these increases were partially offset by lower asset management, distribution and administration fees and lower investment banking revenues.

  Investment Banking

   Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues decreased 47% and 50% in the quarter and six month period ended May 31, 2002 from the comparable prior year periods, primarily reflecting a lower volume of Unit Investment Trust sales. Due to the emergence of alternate investment products, the Company does not expect Unit Investment Trust sales volumes and associated investment banking revenues to return to the levels achieved in prior years.

  Principal Transactions

   Investment Management principal transaction revenues are primarily generated from net gains and losses on capital investments in certain of the Company's funds and other investments.

   The Company recorded net principal investment gains of $1 million in the quarter and $2 million in the six month period ended May 31, 2002. In fiscal 2001, the Company recorded net principal investment losses of $1 million in the quarter and no gain or loss in the six month period ended May 31, 2001.

  Commissions

   Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as allocated commission revenues. Commission revenues increased 33% and 10% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was due to increased sales of insurance products. The increase in the six month period was due to a higher sales volume of certain Van Kampen products.

  Net Interest

   Investment Management generates net interest revenues from certain investment positions as well as from allocated interest revenues and expenses. Net interest revenues declined 57% and 64% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001 due to lower net interest revenues earned on certain investment positions, as well as lower allocated net interest revenues.

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

   The Company's customer assets under management or supervision were as follows:


                                                                   At May 31,
                                                               ---------------------
                                                                  2002       2001
                                                               -------    -------
                                                               (dollars in billions)
  Products offered primarily to individuals:
     Mutual funds:
         Equity...............................................  $ 80       $ 94
         Fixed income.........................................    35         41
         Money markets........................................    61         63
                                                                ----       ----
            Total mutual funds................................   176        198
  ICS assets..................................................    32         32
  Separate accounts, unit trust and other arrangements........    61         73
                                                                ----       ----
            Total individual..................................   269        303
                                                                ----       ----
  Products offered primarily to institutional clients:
     Mutual funds.............................................    37         39
     Separate accounts, pooled vehicle and other arrangements.   145        145
                                                                ----       ----
            Total institutional...............................   182        184
                                                                ----       ----
  Total assets under management or supervision(1).............  $451       $487
                                                                ====       ====

--------
(1)Revenues and expenses associated with certain assets are included in the Company's Securities segment.

   In the quarter and six month period ended May 31, 2002, asset management, distribution and administration fees decreased 4% and 7% from the comparable periods of fiscal 2001. The decrease in revenues primarily reflects lower fund management fees and other revenues resulting from a decline in the level of average assets under management or supervision. The decrease in both periods also reflects a less favorable asset mix due to a shift of customer assets from equity products to money market products, which typically generate lower management fees.

   As of May 31, 2002, customer assets under management or supervision decreased $36 billion from May 31, 2001. The decrease was attributable to market depreciation, reflecting the declines in global financial markets, coupled with net outflows of customer assets, as redemptions exceeded new sales during the period from June 1, 2001 to May 31, 2002.

  Non-Interest Expenses

   Investment Management non-interest expenses decreased 11% and 13% in the quarter and six month period ended May 31, 2002 from the comparable period of fiscal 2001. Compensation and benefits expense decreased 14% in both the quarter and six month period ended May 31, 2002, reflecting lower incentive-based compensation costs as well as lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 8% and 11% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. Occupancy and equipment expense decreased 21% and 22%, reflecting a reduction in rental expense due to the continued utilization of business interruption facilities after the loss of the World Trade Center complex in the fourth quarter of fiscal 2001. Brokerage, clearing and exchange fees increased 14% and 10%, primarily reflecting a higher level of deferred commission amortization associated with the sales of certain funds. Information processing and communications expense remained unchanged in the quarter and decreased 4% during the six month period ended May 31, 2002. The decrease for the six month period was attributable to lower costs for market data and telecommunication services. Marketing and business development expense decreased 24% and 21%, primarily related to lower marketing and travel and entertainment costs. Professional services expense decreased 17% and 13%, primarily reflecting lower recruiting fees and consulting and temporary services costs. Other expenses decreased 4% and 28%, reflecting a decline in discretionary spending on various operating costs, lower allocated expenses and a decline in goodwill amortization as a result of the Company's adoption of SFAS No. 142 on December 1, 2001.

                                Credit Services

Statements of Income (dollars in millions)

                                                                      Three Months    Six Months
                                                                      Ended May 31,  Ended May 31,
                                                                      ------------- --------------
                                                                       2002   2001   2002    2001
                                                                      ------ ------ ------  ------
                                                                       (unaudited)    (unaudited)
Fees:
   Merchant and cardmember........................................... $  359 $  325 $  700  $  638
   Servicing.........................................................    511    476  1,052     903
Other................................................................     --     --      2      --
                                                                      ------ ------ ------  ------
       Total non-interest revenues...................................    870    801  1,754   1,541
                                                                      ------ ------ ------  ------
Interest revenue.....................................................    602    654  1,155   1,326
Interest expense ....................................................    258    322    527     661
                                                                      ------ ------ ------  ------
   Net interest income . ............................................    344    332    628     665
Provision for consumer loan losses...................................    340    231    685     444
                                                                      ------ ------ ------  ------
   Net credit income.................................................      4    101    (57)    221
                                                                      ------ ------ ------  ------
       Net revenues..................................................    874    902  1,697   1,762
                                                                      ------ ------ ------  ------
Non-interest expenses:
   Compensation and benefits.........................................    192    189    380     377
   Occupancy and equipment...........................................     16     15     30      31
   Information processing and communications.........................     90     93    169     179
   Marketing and business development................................    102    163    221     345
   Professional services ............................................     57     52    106     108
   Other ............................................................    105    111    224     212
                                                                      ------ ------ ------  ------
       Total non-interest expenses...................................    562    623  1,130   1,252
                                                                      ------ ------ ------  ------
Income before income taxes and cumulative effect of accounting change    312    279    567     510
Provision for income taxes...........................................    116    108    204     197
                                                                      ------ ------ ------  ------
Income before cumulative effect of accounting change.................    196    171    363     313
Cumulative effect of accounting change . ............................     --     --     --     (13)
                                                                      ------ ------ ------  ------
   Net income ....................................................... $  196 $  171 $  363  $  300
                                                                      ====== ====== ======  ======

   Credit Services net revenues were $874 million and $1,697 million in the quarter and six month period ended May 31, 2002, a decrease of 3% and 4% from the comparable periods of fiscal 2001. Credit Services net income was $196 million and $363 million in the quarter and six month period ended May 31, 2002, an increase of 15% and 21% from the comparable periods of fiscal 2001. Net income for the six month period ended May 31, 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, net income for the six month period ended May 31, 2002 increased 16% from the comparable period of fiscal 2001. The increase in net income for both periods was attributable to higher servicing fees and merchant and cardmember fees and lower non-interest expenses, partially offset by a higher provision for consumer loan losses. The sluggish economic conditions in the U.S. and an increased focus on portfolio credit quality have slowed the growth of transaction volume and consumer loans. In addition, the less favorable economic conditions have affected the credit quality of the consumer loan portfolio, resulting in a higher provision for consumer loan losses.

  Non-Interest Revenues

   Total non-interest revenues increased 9% and 14% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, insurance fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus(R) award program, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1% based upon a cardmember's level and type of purchases. Merchant and cardmember fees increased 10% in both the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase was due to higher merchant discount revenue and late payment fees, partially offset by lower cash advance and overlimit fees. The increase in merchant discount revenue was due to an increase in the average merchant discount rate coupled with a higher level of sales volume. The increase in late payment fees resulted from the elimination of certain payment features which previously mitigated late charges and the implementation of a tiered fee. The decrease in cash advance fees was due to lower transaction volume. The decrease in overlimit fees was due to fewer occurrences.

   Servicing fees are revenues derived from consumer loans which have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $1.7 billion and $2.8 billion in the quarter and six month period ended May 31, 2002. During the comparable periods of fiscal 2001, the Company completed credit card asset securitizations of $2.4 billion and $6.8 billion. The credit card asset securitization transactions completed during the six month period ended May 31, 2002 have expected maturities ranging from approximately three to five years from the date of issuance.

   The table below presents the components of servicing fees:

                                           Three Months       Six Months
                                           Ended May 31,     Ended May 31,
                                         ----------------  ----------------
                                           2002     2001     2002     2001
                                         -------  -------  -------  -------
                                                (dollars in millions)
    Merchant and cardmember fees........ $   193  $   187  $   393  $   370
    Interest revenue....................   1,012    1,091    2,070    2,166
    Interest expense....................    (222)    (408)    (452)    (867)
    Provision for consumer loan losses..    (472)    (394)    (959)    (766)
                                         -------  -------  -------  -------
    Servicing fees...................... $   511  $   476  $ 1,052  $   903
                                         =======  =======  =======  =======

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the amount of cardmember fees earned from securitized loans. Servicing fees increased 7% and 17% in the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase in both periods was due to higher levels of net interest cash flows as a result of a lower cost of funding and a higher level of average securitized consumer loans. The increases in both periods were partially offset by higher credit losses associated with a higher rate of charge-offs related to the securitized portfolio. Net securitization gains on general purpose credit card loans, included in servicing fees, were $11 million and $19 million in the quarter and six month period ended May 31, 2002, a decrease of $38 million and $55 million from the comparable periods of fiscal 2001. Approximately $3 million of the decrease in the quarter and $26 million of the decrease in the six month period ended May 31, 2002 was attributable to lower levels of new asset securitization transactions in each period. The decrease in net securitization gains also reflected modifications to certain assumptions in the gain calculations made during fiscal 2001, which increased the gain in the quarter and the six month period ended May 31, 2001 by approximately $24 million. The assumptions modified by the Company in fiscal 2001 were the net interest rate spread and the net charge-off rate. The net interest rate spread increased, reflecting the projection of a lower interest rate environment and the resulting lower interest expense (i.e., cost of funding) on variable-rate securitizations, partially offset by an estimated lower yield on credit card receivables attributable to estimated lower interest rates and higher charge-offs of interest. The net charge-off rate increased, reflecting an increase in the projected charge-off rate attributable to weakening economic conditions and its impact on the Company's credit card portfolio. Additionally, net securitization gains were lower by approximately $11 million in the quarter and $5 million in the six month period ended May 31, 2002 due to a higher percentage of new securitization transactions during the quarter with a fixed rate cost of funds. The net securitization gains related to these fixed rate transactions were negatively impacted by the higher assumed net charge-off rate without the offsetting effect of the lower assumed cost of funds that positively impacted the new securitization transactions issued at a variable rate.

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

   Net interest income increased 4% in the quarter and decreased 6% in the six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was primarily due to a decline in interest expense, partially offset by lower levels of average general purpose credit card loans and a lower yield on these loans. The decrease in the six month period was primarily due to lower levels of average general purpose credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average general purpose credit card loans in both periods was due to higher levels of securitized loans. The Company's increased focus on credit quality and decreased marketing efforts have also contributed to the reduced growth of the consumer loan portfolio. The lower yield on general purpose credit card loans for both periods was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs of interest. The decrease in interest expense for both periods was primarily due to a decrease in the Company's average cost of borrowings, coupled with a lower level of interest bearing liabilities. The Company's average cost of borrowings were 5.27% and 6.30% for the quarters and 5.34% and 6.46% for the six month periods ended May 31, 2002 and 2001, respectively. The decline in the average cost of borrowings reflects the Fed's aggressive easing of interest rates during 2001.

   The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six month periods ended May 31, 2002 and 2001 and changes in net interest income during those periods:

Average Balance Sheet Analysis

                                                                 Three Months Ended May 31,
                                                      ------------------------------------------------
                                                                2002                   2001(3)
                                                      -----------------------  -----------------------
                                                      Average                  Average
                                                      Balance   Rate  Interest Balance   Rate  Interest
                                                      -------  -----  -------- -------  -----  --------
                                                                    (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans.................... $20,747  10.88%  $ 569   $21,301  11.13%  $ 598
Other consumer loans.................................   1,163   5.97      17       731   8.08      15
Investment securities................................      60   1.62      --       650   4.70       7
Other................................................   2,456   2.50      16     2,291   5.88      34
                                                      -------          -----   -------          -----
          Total interest earning assets..............  24,426   9.78     602    24,973  10.39     654
Allowance for loan losses............................    (878)                    (788)
Non-interest earning assets..........................   2,104                    2,189
                                                      -------                  -------
          Total assets............................... $25,652                  $26,374
                                                      =======                  =======
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings........................................... $ 1,045   1.59%  $   4   $ 1,719   4.60%  $  20
   Brokered..........................................   9,357   6.11     144     9,001   6.72     152
   Other time........................................   1,798   5.07      23     3,007   6.10      46
                                                      -------          -----   -------          -----
          Total interest bearing deposits............  12,200   5.57     171    13,727   6.32     218
Other borrowings.....................................   7,254   4.75      87     6,528   6.28     104
                                                      -------          -----   -------          -----
          Total interest bearing liabilities.........  19,454   5.27     258    20,255   6.30     322
Shareholder's equity/other liabilities...............   6,198                    6,119
                                                      -------                  -------
          Total liabilities and shareholder's
            equity................................... $25,652                  $26,374
                                                      =======                  =======
Net interest income..................................                  $ 344                    $ 332
                                                                       =====                    =====
Net interest margin(1)...............................                   5.58%                    5.28%
Interest rate spread(2)..............................           4.51%                    4.09%

--------

(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis

                                                                   Six Months Ended May 31,
                                                      --------------------------------------------------
                                                                2002                     2001(3)
                                                      ------------------------  ------------------------
                                                       Average                   Average
                                                       Balance   Rate  Interest  Balance   Rate  Interest
                                                      --------  -----  -------- --------  -----  --------
                                                                     (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans.................... $ 20,858  10.48%  $1,090  $ 21,426  11.22% $ 1,199
Other consumer loans.................................    1,116   6.09       34       731   8.46       31
Investment securities................................       60   1.71       --       726   5.54       20
Other................................................    2,521   2.48       31     2,334   6.53       76
                                                      --------          ------  --------         -------
          Total interest earning assets..............   24,555   9.44    1,155    25,217  10.55    1,326
Allowance for loan losses............................     (864)                     (787)
Non-interest earning assets..........................    2,214                     2,155
                                                      --------                  --------
          Total assets............................... $ 25,905                  $ 26,585
                                                      ========                  ========
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Interest bearing liabilities:
Interest bearing deposits............................
   Savings........................................... $  1,090   1.62%  $    9  $  1,746   5.17% $    45
   Brokered..........................................    9,091   6.23      283     8,904   6.72      298
   Other time........................................    2,319   5.30       61     3,010   6.19       93
                                                      --------          ------  --------         -------
          Total interest bearing deposits............   12,500   5.66      353    13,660   6.40      436
Other borrowings.....................................    7,297   4.79      174     6,873   6.56      225
                                                      --------          ------  --------         -------
          Total interest bearing liabilities.........   19,797   5.34      527    20,533   6.46      661
Shareholder's equity/other liabilities...............    6,108                     6,052
                                                      --------                  --------
          Total liabilities and shareholder's
            equity................................... $ 25,905                  $ 26,585
                                                      ========                  ========
Net interest income..................................                   $  628                   $   665
                                                                        ======                   =======
Net interest margin(1)...............................                     5.13%                     5.29%
Interest rate spread(2)..............................            4.10%                     4.09%

--------

(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis

                                                Three Months Ended            Six Months Ended
                                              May 31, 2002 vs. 2001         May 31, 2002 vs. 2001
                                            --------------------------    --------------------------
                                            Increase/(Decrease) due to    Increase/(Decrease) due to
                                                  Changes in:                    Changes in:
                                            --------------------------     --------------------------
                                            Volume     Rate     Total     Volume     Rate     Total
                                            ------     ----     -----     ------     -----    -----
                                                            (dollars in millions)
INTEREST REVENUE
General purpose credit card loans..........  $(16)     $(13)    $(29)      $(32)    $ (77)    $(109)
Other consumer loans.......................     8        (6)       2         16       (13)        3
Investment securities......................    (7)       --       (7)       (19)       (1)      (20)
Other......................................     3       (21)     (18)         6       (51)      (45)
                                                                ----                           -----
   Total interest revenue..................   (14)      (38)     (52)       (35)     (136)     (171)
                                                                ----                           -----
INTEREST EXPENSE
Interest bearing deposits:
   Savings.................................    (8)       (8)     (16)       (17)      (19)      (36)
   Brokered................................     6       (14)      (8)         6       (21)      (15)
   Other time..............................   (18)       (5)     (23)       (22)      (10)      (32)
                                                                ----                           -----
       Total interest bearing deposits.....   (24)      (23)     (47)       (37)      (46)      (83)
Other borrowings...........................    11       (28)     (17)        14       (65)      (51)
                                                                ----                           -----
       Total interest expense..............   (13)      (51)     (64)       (24)     (110)     (134)
                                                                ----                           -----
Net interest income........................  $ (1)     $ 13     $ 12       $(11)    $ (26)    $ (37)
                                             ====      ====     ====       ====      =====     =====

   The supplemental table below provides average managed loan balance sheet and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information

                                                            Three Months Ended May 31,
                                                 ------------------------------------------------
                                                           2002                   2001(1)
                                                 ------------------------ -----------------------
                                                   Avg.                     Avg.
                                                  Bal.    Rate   Interest  Bal.    Rate  Interest
                                                 ------- -----  --------- ------- -----  --------
                                                              (dollars in millions)
General purpose credit card loans............... $49,379 12.64%  $1,573   $49,658 13.34%  $1,669
Total interest earning assets...................  53,624 11.94    1,614    54,240 12.76    1,745
Total interest bearing liabilities..............  48,653  3.92      480    49,522  5.85      730
General purpose credit card interest rate spread          8.72                     7.49
Interest rate spread............................          8.02                     6.91
Net interest margin.............................          8.39                     7.42

                                                             Six Months Ended May 31,
                                                 ------------------------------------------------
                                                           2002                   2001(1)
                                                 ------------------------ -----------------------
                                                   Avg.                     Avg.
                                                  Bal.    Rate   Interest  Bal.    Rate  Interest
                                                 ------- -----  --------- ------- -----  --------
                                                              (dollars in millions)
General purpose credit card loans............... $49,882 12.63%  $3,142   $49,468 13.50%  $3,329
Total interest earning assets...................  54,184 11.94    3,225    54,087 12.95    3,492
Total interest bearing liabilities..............  49,425  3.97      979    49,404  6.20    1,528
General purpose credit card interest rate spread          8.66                     7.30
Interest rate spread............................          7.97                     6.75
Net interest margin.............................          8.32                     7.28

--------
(1)Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for consumer loan losses was $899 million at May 31, 2002 and $847 million at November 30, 2001.

   The allowance for consumer loan losses is a significant estimate that represents management's estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance applicable to the owned homogeneous consumer credit card loan portfolio. The allowance for consumer loan losses is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

   The Company uses a systematic and consistently applied approach in determining the allowance for consumer loan losses. The amount of the allowance is established through a process that begins with estimates of the losses inherent in the consumer loan portfolio based on coverage of a twelve month rolling average of historical credit losses. In addition, the Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectable, increased 47% in the quarter and 54% in the six month period ended May 31, 2002 from the comparable periods of fiscal 2001. The increase in both periods was due to higher net charge-off rates, partially offset by lower levels of average general purpose credit card loans. In addition, to reflect the impact of the difficult economic environment on the Company's credit card portfolio, the Company recorded a provision for consumer loan loss expense that exceeded the amount of net consumer loans charged off by $25 million and $50 million in the quarter and six month periods ended May 31, 2002.

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

   During the quarter and the six month period ended May 31, 2002, net charge-offs increased in both the owned and managed portfolios as compared to the fiscal 2001 periods. In the U.S., weak economic conditions, coupled with the seasoning of the Company's general purpose credit card loan portfolio and a higher level of bankruptcy filings, contributed to the higher net charge-off rates. In addition, the Company's delinquency rates in the greater than 90-day categories increased during the quarter and six month period ended May 31, 2002 as compared to the fiscal 2001 periods. If weak economic conditions continue to persist, the rate of net charge-offs may be higher in future periods.

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

   The following table presents owned and managed general purpose credit card loans, delinquency and net charge-off rates:

Asset Quality

                                                     May 31, 2002      May 31, 2001    November 30, 2001
                                                   ----------------  ----------------  ----------------
                                                    Owned   Managed   Owned   Managed   Owned   Managed
                                                   -------  -------  -------  -------  -------  -------
                                                                   (dollars in millions)
General purpose credit card loans at period-end... $20,224  $49,377  $20,909  $50,227  $20,085  $49,332
General purpose credit card loans contractually
  past due as a percentage of period-end general
  purpose credit card loans:
   30 to 89 days..................................   2.75 %   2.98 %   2.93 %   3.24 %   3.43 %   3.83 %
   90 to 179 days.................................   2.49 %   2.65 %   2.32 %   2.60 %   2.74 %   3.02 %
Net charge-offs as a percentage of average
  general purpose credit card loans (year-to-date)   6.08 %   6.40 %   4.11 %   4.88 %   4.76 %   5.36 %

  Non-Interest Expenses

   Credit Services non-interest expenses decreased 10% in both the quarter and six month period ended May 31, 2002 from the comparable periods of fiscal 2001. Compensation and benefits expense increased 2% in the quarter and 1% in the six month period ended May 31, 2002 as compared to the prior year periods. In both periods, the increase was due to a modest increase in fixed compensation costs. Occupancy and equipment expense increased 7% in the quarter and decreased 3% in the six month period ended May 31, 2002. The increase in the quarter was due to additional depreciation expense related to domestic building improvements, partially offset by a decrease in rent expense. The decrease in the six month period was due to lower rent expense. Information processing and communications expense decreased 3% and 6% in the quarter and six month period ended May 31, 2002. The decrease in both periods was due to a decrease in external data processing costs and telecommunications expense. The decrease in the quarter was partially offset by an increase in transaction processing costs related to Credit Services international operations. Marketing and business development expenses decreased 37% and 36% in the quarter and six month period ended May 31, 2002. The decrease in both periods was attributable to lower advertising, telemarketing and direct mail costs. The Company currently expects advertising and marketing expenses to increase in the third and fourth quarters of fiscal 2002 as compared to the first and second quarters of fiscal 2002. Professional services expense increased 10% in the quarter and decreased 2% in the six month period ended May 31, 2002. The increase in the quarter was due to higher account collection and consumer credit counseling costs. The decrease in the six month period was due to lower consulting costs, partially offset by higher account collection and consumer credit counseling costs. Other expense decreased 5% in the quarter and increased 6% in the six month period ended May 31, 2002. The decrease in the quarter was due to lower inquiry fees associated with new account applications and lower postage costs, partially offset by higher allocated costs. The increase in the six month period was due to higher allocated costs and increases in certain collection costs, partially offset by lower inquiry fees resulting from fewer new account applications and lower postage costs.

Liquidity and Capital Resources

   The Company's total assets increased to $553.9 billion at May 31, 2002 from $482.6 billion at November 30, 2001, primarily attributable to increases in financial instruments owned, including U.S. government and agency securities and other sovereign government obligations, securities borrowed and securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

                                                  Balance at
                                    -------------------------------------
                                       May 31,     May 31,   November 30,
                                        2002        2001         2001
                                    ----------  ----------  -------------
                                      (dollars in millions, except ratio
                                             and per share data)
     Total assets..................   $553,924    $497,381       $482,628
                                      ========    ========       ========
     Adjusted assets(1)............   $382,306    $354,927       $338,957
                                      ========    ========       ========
     Leverage ratio(2).............       26.3x       26.3x          23.6x
                                      ========    ========       ========
     Adjusted leverage ratio(3)....       18.2x       18.8x          16.5x
                                      ========    ========       ========
     Book value per share(4).......   $  19.39    $  17.54       $  18.64
                                      ========    ========       ========
--------
(1)Adjusted assets represent total assets less the sum of (i) assets that were recorded under certain provisions of SFAS No. 140, (ii) the lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase, (iii) certain securities borrowed transactions,
   (iv) segregated customer cash balances and (v) goodwill.
(2)Leverage ratio equals total assets divided by tangible shareholders' equity ($21,045 million at May 31, 2002, $18,918 million at May 31, 2001 and
   $20,488 million at November 30, 2001). For purposes of this calculation, tangible shareholders' equity includes preferred and common equity and Preferred Securities Subject to Mandatory Redemption, less goodwill.
(3)Adjusted leverage ratio equals adjusted assets divided by tangible shareholders' equity.
(4)Book value per share equals common shareholders' equity divided by common shares outstanding of 1,097 million at May 31, 2002, 1,110 million at May 31, 2001 and 1,093 million at November 30, 2001.

   The Company's senior management establishes the overall funding and capital policies of the Company, reviews the Company's performance relative to these policies, monitors the availability of sources of financing, reviews the foreign exchange risk of the Company and oversees the liquidity and interest rate sensitivity of the Company's asset and liability position. The primary goal of the Company's funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. For a description of the Company's funding and capital policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" included in the Form 10-K. The Company also has a liquidity reserve policy that is designed to cover volatility in funding needs. The liquidity reserve is held in the form of cash and cash equivalents, and a target reserve is periodically assessed and determined based on funding volatility and capacity.

   The Company views return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

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

   The asset securitization market is a significant source of funding for the Company's Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company's other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit
Services business are accounted for as sales, i.e., off-balance sheet transactions in accordance with U.S. generally accepted accounting principles (see Notes 1 and 5 to the condensed consolidated financial statements). In connection with its Discover Card securitization program, the Company transfers credit card receivables, on a revolving basis, to the Discover Card Master
Trust I (the "Trust"), which issues asset-backed securities registered with the Securities and Exchange Commission. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary such feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements ("economic early amortization").

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

   The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold directly to cardmembers and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposit issued by the Company's bank subsidiaries. Other time deposits include certificates of deposit.

   The Company's reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that are significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company's debt have focused on certain recent changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities and recent legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company's debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps.

   As of June 30, 2002, the Company's credit ratings were as follows:

                                             Commercial Paper Senior Debt
                                             ---------------- -----------
      Dominion Bond Rating Service Limited.. R-1 (middle)     AA (low)
      Fitch Ratings(1)...................... F1+              AA-
      Moody's Investors Service............. P-1              Aa3
      Rating and Investment Information, Inc a-1+             AA
      Standard & Poor's(2).................. A-1+             AA-

--------
(1)In May 2002, Fitch Ratings lowered the Company's senior debt credit ratings from "AA" with a negative outlook to "AA-" with a stable outlook.
(2)In July 2001, Standard & Poor's placed the Company's senior debt credit ratings on negative outlook.

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

   During the six month period ended May 31, 2002, the Company issued senior notes aggregating $10,018 million, including non-U.S. dollar currency notes aggregating $1,597 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At May 31, 2002 the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $92.7 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between May 31, 2002 and June 30, 2002, the Company's long-term borrowings, net of repayments and repurchases, decreased by approximately $744 million.

   During the six month period ended May 31, 2002, the Company purchased $473 million of its common stock through open market purchases. Subsequent to May 31, 2002 and through June 30, 2002, the Company purchased an additional $74 million of its common stock through open market purchases.

   In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of May 31, 2002, put options were outstanding on an aggregate of 3.0 million shares of the Company's common stock. These put options have expiration dates that range from September 2002 through November 2002 with strike prices ranging from $39.76 to $40.10. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

   The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "Morgan Stanley Facility"). Under the terms of the Morgan Stanley Facility, the banks are committed to provide up to $5.5 billion. The Morgan Stanley Facility contains restrictive covenants, which require, among other things, that the Company maintain specified levels of shareholders' equity. At May 31, 2002, the Company maintained a $7.8 billion surplus shareholders' equity as compared with the Morgan Stanley Facility's restrictive covenant requirement. The Company believes that the covenant restrictions will neither impair its ability to obtain funding under the Morgan Stanley Facility nor impair its ability to pay its current level of dividends. At May 31, 2002, no borrowings were outstanding under the Morgan Stanley Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants, which require, among other things, that MS&Co. maintain specified levels of consolidated stockholder's equity and Net Capital, each as defined in the MS&Co. Facility. At May 31, 2002, MS&Co. maintained a $2.3 billion surplus consolidated stockholder's equity and a $3.2 billion surplus Net Capital. The Company believes that the restrictive covenants will not impair its ability to secure loan arrangements, letters of credit and other financial accommodations under the MS&Co. Facility. At May 31, 2002, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility") by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the MSIL Facility. At May 31, 2002, MSIL maintained a $1.3 billion surplus Shareholder's Equity and a $1.5 billion surplus Financial Resources. The Morgan Stanley Facility's restrictive covenants described above apply to the Company as guarantor. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSIL Facility. At May 31, 2002, no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). The Morgan Stanley Facility's restrictive covenants described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSJL Facility. At May 31, 2002, no borrowings were outstanding under the MSJL Facility.

   Neither the Morgan Stanley Facility, the MS&Co. Facility, the MSIL Facility nor the MSJL Facility require the Company to maintain specific credit ratings. The Company anticipates that it will utilize any of these facilities for short-term funding from time to time.

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

Commitments and Less Liquid Assets

   The Company's commitments associated with outstanding letters of credit, private equity and other principal investment activities and financing commitments as of May 31, 2002 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

                                                              Remaining
                                                               Fiscal    Fiscal    Fiscal
                                                                2002    2003-2004 2005-2006 Thereafter  Total
                                                              --------- --------- --------- ---------- -------
                                                                           (dollars in millions)
Letters of credit(1).........................................  $4,451    $  256    $   --     $   --   $ 4,707
Private equity and other principal investments(1)............      58       229       115        198       600
Financing commitments to investment grade counterparties(1)..   1,732     4,382     1,599      1,222     8,935
Financing commitments to non-investment grade
  counterparties(1)..........................................     126       443       385        290     1,244
                                                               ------    ------    ------     ------   -------
   Total.....................................................  $6,367    $5,310    $2,099     $1,710   $15,486
                                                               ======    ======    ======     ======   =======

--------
(1)See Note 10 to the condensed consolidated financial statements.

   The table above does not include commitments to extend credit for consumer loans of approximately $259 billion. Such commitments arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, the Company guarantees the unsecured debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related unsecured debt or trading obligations) are included in the Company's condensed consolidated financial statements.

   At May 31, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $29.0 billion and $41.9 billion, respectively.

   At May 31, 2002, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.7 billion, aircraft assets of $4.9 billion and goodwill of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings and certain senior secured loans and positions also are not highly liquid.

   At May 31, 2002, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $900 million, of which approximately $300 million represented the Company's investments in its real estate funds.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company's credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's condensed consolidated statements of income. At May 31, 2002 and November 30, 2001, the Company had high-yield instruments owned with a market value of approximately $2.8 billion and $1.3 billion, respectively, and had high-yield instruments sold, not yet purchased, with a market value of $1.3 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank), financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At May 31, 2002 and November 30, 2001, the aggregate value of investment grade loans and positions was $0.6 billion and $1.5 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.9 billion and $1.4 billion, respectively. In connection with these business activities (loans and positions and financing commitments), the Company had hedges with a notional amount of $3.3 billion at May 31, 2002 and $1.4 billion at November 30, 2001. The Company expects that requests to provide financing or financing commitments in connection with certain investment banking activities will continue and may grow in the future.

   In March 2002, the Company purchased an office facility with 725,000 square feet of space in Westchester County, New York.

   At May 31, 2002, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, options, swaps, including credit default swaps, caps, collars, floors, swap options and similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets) that had an aggregate fair value of $30.1 billion. The fair value of all derivative products in a gain position represents the Company's maximum exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

   As of May 31, 2002, the Company's Aggregate Value-at-Risk ("VaR"), measured at a 99% confidence level with a one-day time horizon, was $66 million. Aggregate VaR increased from $42 million at November 30, 2001, as an increase in equity price and interest rate VaR was partially offset by a higher diversification benefit. Equity price VaR increased significantly, primarily as a result of a concentrated single-name exposure that was substantially reduced subsequent to quarter-end. For a summary of the Company's trading and related market risk profile during the course of the quarter ended May 31, 2002, see the average VaR for each of the Company's primary risk categories in the table below.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policies and control structure, refer to the "Risk Management" section of the Form 10-K.

   The table below presents the Company's VaR for each of the Company's primary risk exposures and on an aggregate basis at May 31, 2002, February 28, 2002 and November 30, 2001, incorporating substantially all financial instruments generating market risk that are managed by the Company's institutional trading businesses. This measure of VaR incorporates most of the Company's trading-related market risks. Aggregate VaR also incorporates certain non-trading positions, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of May 31, 2002, February 28, 2002 and November 30, 2001, and, therefore, the table below does not separately report trading and non-trading VaRs.

                                                99%/One-Day VaR
                                   ------------------------------------------
                                   At May 31, At February 28, At November 30,
   Primary Market Risk Category       2002         2002            2001
   ----------------------------    ---------- --------------- ---------------
                                         (dollars in millions, pre-tax)
   Interest rate..................    $ 39          $29             $30
   Equity price...................      50           17              23
   Foreign exchange rate..........       6            6               6
   Commodity price................      24           27              24
                                      ----          ---             ---
   Subtotal.......................     119           79              83
   Less diversification benefit(1)      53           38              41
                                      ----          ---             ---
   Aggregate VaR..................    $ 66          $41             $42
                                      ====          ===             ===

--------
(1)Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

   In order to facilitate comparisons with other global financial services firms, the Company notes that its Aggregate 95%/one-day VaR at May 31, 2002 was $46 million.

   The table below presents the high, low and average 99%/one-day Aggregate trading VaR over the course of the quarter ended May 31, 2002 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to institutional trading positions).

                                              Daily 99%/One-Day VaR
                                              for the Quarter Ended
                                                May 31, 2002
                                              -------------------------
                 Primary Market Risk Category High         Low    Average
                 ---------------------------- ----         ---    -------
                                              (dollars in millions, pre-tax)
                    Interest rate............ $44          $29      $34
                    Equity price.............  64           14       26
                    Foreign exchange rate....   9            3        5
                    Commodity price..........  31           23       27
                    Aggregate trading VaR....  83           41       52

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended May 31, 2002:


     Description of Histogram: The horizontal axis of the chart categorizes the 99%/one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended May 31, 2002 was:

 Daily 99%/One-Day VaR            Number of Days
 (dollars in millions)

Less than 40                             0
40 to 43                                 6
43 to 46                                15
46 to 49                                12
49 to 52                                 8
52 to 55                                12
55 to 58                                 2
58 to 61                                 0
61 to 64                                 0
64 to 67                                 0
67 to 70                                 5
70 to 73                                 4
73 to 76                                 0
76 to 79                                 1
79 to 82                                 0
82 to 85                                 1
Greater than 85                          0

   The histogram below presents the distribution of daily net revenues during the quarter ended May 31, 2002 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):

     Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during the quarter ended May 31, 2002 was:

Daily Net Revenue of the Institutional
         Securities Business
        (dollars in millions)                               Number of Days
--------------------------------------                      --------------
          Less than -10                                            0
              -10 to -5                                            0
               -5 to  0                                            2
                0 to  5                                            3
                5 to 10                                            3
               10 to 15                                            7
               15 to 20                                           10
               20 to 25                                            8
               25 to 30                                            7
               30 to 35                                            8
               35 to 40                                            7
               40 to 45                                            3
               45 to 50                                            2
               50 to 55                                            1
               55 to 60                                            3
               60 to 65                                            1
               65 to 70                                            0
               70 to 75                                            0
               75 to 80                                            0
               80 to 85                                            0
               85 to 90                                            0
       Greater than 90                                             1



   As of May 31, 2002, the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2001.

Derivatives

   With respect to certain derivative transactions, the Company requires collateral, principally cash and U.S. government and agency securities, from its counterparties to reduce default risk. The following table presents a summary of counterparty credit ratings for the replacement cost of over-the-counter derivatives in a gain position by maturity at May 31, 2002. In addition, collateral received by the Company is presented by the credit rating of the counterparties providing the collateral. The following table includes credit exposure only from over-the-counter derivative transactions and does not include other credit exposures, such as the Company's senior lending activities:

                             Years To Maturity
                     --------------------------------- Cross-Maturity   Net-Exposure   Net-Exposure
  Credit Rating(1)   Less than 1  1-3    3-5   Over 5    Netting(2)    Pre-Collateral Post-Collateral
  ----------------   ----------- ------ ------ ------- --------------  -------------- ---------------
                                                  (dollars in millions)
AAA.................     $   764 $  848 $1,324 $ 2,978        $(1,455)        $ 4,459         $ 3,013
AA..................       4,116  2,481  1,474   4,876         (2,639)         10,308           6,559
A...................       3,332  2,504  1,205   3,345         (2,202)          8,184           6,230
BBB.................         944  1,217    475   1,323           (913)          3,046           2,484
Non-investment grade       1,266    678    511     502           (240)          2,717           1,771
                         ------- ------ ------ -------        -------         -------         -------
   Total............     $10,422 $7,728 $4,989 $13,024        $(7,449)        $28,714         $20,057
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

                          Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

   The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2002.

   Electricity Trading Matters. Two additional class action complaints were filed in California, and all of the California class actions were removed to federal court. On May 22, May 29 and June 5, 2002, Morgan Stanley Capital Group Inc., a subsidiary of the Company, responded to requests for information in connection with the investigation by the Federal Energy Regulatory Commission ("FERC") into possible abuses of market power or market manipulation. On May 31, 2002, the FERC dismissed the complaint filed by the California Attorney General against all sellers in the California power markets.

   In re Merrill Lynch, et al. Securities Litigation. The United States District Court for the District of New Jersey dismissed the case with prejudice by stipulation and by order dated May 30, 2002.

   IPO Allocation Matters. On May 24, 2002, defendants filed their joint motion to dismiss the purported class action antitrust suits.

   On April 19 and 20, 2002, plaintiffs filed the majority of their consolidated amended complaints in the class action securities suits. The underwriter defendants filed their joint motion to dismiss on July 1, 2002.

   The Company has continued to receive and respond to subpoenas and requests for documents and information from various governmental agencies in connection with industry-wide investigations of IPO allocation practices, including the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers Regulation, Inc. ("NASDR"). The Company continues to cooperate with these investigations.

   In the Breakaway Solutions matter, defendants filed a notice of motion to dismiss on May 28, 2002.

   On May 2, 2002, a purported derivative action, captioned Brenner, derivatively on behalf of Ask Jeeves v. Strauch, et al., was filed on behalf of Ask Jeeves, Inc. ("Ask Jeeves") in California state court, against the Company, Robertson Stephens, Inc., and various officers and directors of Ask Jeeves. The complaint alleges that the underwriters underpriced the IPO securities of Ask Jeeves and had a kickback agreement with institutional clients that received allocations of Ask Jeeves IPO securities. The complaint alleges that defendants breached both their fiduciary duty and their agency duty to Ask Jeeves and were unjustly enriched. The complaint seeks consequential damages resulting from the alleged lower amount of offering proceeds. On May 21, 2002, the Company answered the complaint in state court and then removed the case to United States District Court for the Northern District of California.

   Research Matters. The Company has continued to receive and respond to requests for documents and information from the New York State Attorney General in connection with his investigation of the Company's research analyst practices. In addition, the Company has received and is responding to subpoenas and requests for documents and information in parallel industry-wide investigations being conducted by other governmental and regulatory agencies, including the SEC, NASDR, New York Stock Exchange and the United States Attorney's Office for the Southern District of New York. The Company continues to cooperate with these investigations.

   On May 8, 2002, another purported class action was filed in the Supreme Court of the State of New York alleging that research was biased. The complaint makes a claim for breach of contract only. This case has been removed to the United States District Court for the Southern District of New York, and a motion to dismiss has been filed.

   Mutual Fund Valuation Matters. In Abrams v. Van Kampen Funds Inc., et al., by decisions dated May 16 and May 29, 2002, the United States District Court for the Northern District of Illinois granted in part and denied in part defendants' motion to dismiss. On April 15, 2002, in Hicks v. Morgan Stanley & Co. et al., defendants filed a motion to dismiss with the United States District Court for the Southern District of New York.

Item 2.  Changes in Securities and Use of Proceeds

   (c) To enhance its ongoing stock repurchase program, the Company sold European-style put options on an aggregate of 3.0 million shares of its common stock during the quarter ended May 31, 2002. These put options have expiration dates that range from September 2002 through November 2002 and entitle the holders to sell common stock to the Company at prices ranging from $39.76 to $40.10 per share. The sale of these put options, which were made as private placements to third parties, generated proceeds to the Company of $6 million.

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of the Company was held on March 19, 2002. Further details concerning matters submitted to a vote of stockholders can be found in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

   An exhibit index has been filed as part of this Report on Page E-1.

(b)Reports on Form 8-K

   Form 8-K dated March 26, 2002 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fiscal quarter ended February 28, 2002.

   Form 8-K dated March 27, 2002 reporting Item 5 and Item 7.

   Form 8-K dated April 23, 2002 reporting Item 9.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MORGAN STANLEY
                                          (Registrant)

                                              /s/  JOANNE PACE
                                          By : ___________________
                                              Joanne Pace, Controller and
                                              Principal Accounting Officer

Date: July 11, 2002

                                 EXHIBIT INDEX

                                MORGAN STANLEY

                          Quarter Ended May 31, 2002

 Exhibit
   No.                                Description
 -------                              -----------

   3.1   Amended and Restated Certificate of Incorporation, as amended to date.

   3.2   Amended and Restated Bylaws.

    11 Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

    12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

    15 Letter of awareness from Deloitte & Touche LLP, dated July 10, 2002, concerning unaudited interim financial information.