Form 10-Q
period 2002-08-31
MORGAN STANLEY
filed 2002-10-15
CIK 895421

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

                For the quarterly period ended August 31, 2002

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

   As of September 30, 2002, there were 1,085,621,879 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                                MORGAN STANLEY

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         Quarter Ended August 31, 2002

                                                                                                      Page
                                                                                                      ----
Part I--Financial Information

   Item 1.  Financial Statements

       Condensed Consolidated Statements of Financial Condition--August 31, 2002 (unaudited) and
         November 30, 2001...........................................................................   1

       Condensed Consolidated Statements of Income (unaudited)--Three and Nine Months Ended
         August 31, 2002 and 2001....................................................................   2

       Condensed Consolidated Statements of Comprehensive Income (unaudited)--Three and Nine
         Months Ended August 31, 2002 and 2001.......................................................   3

       Condensed Consolidated Statements of Cash Flows (unaudited)--Nine Months Ended
         August 31, 2002 and 2001....................................................................   4

       Notes to Condensed Consolidated Financial Statements (unaudited)..............................   5

       Independent Accountants' Report...............................................................  23

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  53

   Item 4.  Disclosure Controls and Procedures.......................................................  56

Part II--Other Information

   Item 1.  Legal Proceedings........................................................................  56

   Item 6.  Exhibits and Reports on Form 8-K.........................................................  58

                               -----------------

                      WHERE YOU CAN FIND MORE INFORMATION

   The Company files annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC also maintains a website that contains reports, proxy statements and other information that we electronically file. The address of the SEC's website is http://www.sec.gov. In addition, the Company maintains its own website where you may obtain our filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements (and any amendments thereto), free of charge, as soon as reasonably practicable after we electronically file such documents with the SEC. The information on the Company's website is not incorporated by reference in this report. The address of the Company's website is http://www.morganstanley.com.

Item 1.
                                MORGAN STANLEY

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in millions, except share data)

                                                     August 31,  November 30,
                                                        2002         2001
                                                     ----------- ------------
                                                     (unaudited)
                       ASSETS
  Cash and cash equivalents.........................  $ 27,965     $ 26,596
  Cash and securities deposited with clearing
   organizations or segregated under federal and
   other regulations (including securities at fair
   value of $29,608 at August 31, 2002 and $36,146
   at November 30, 2001)............................    40,302       46,326
  Financial instruments owned (approximately $80
   billion at August 31, 2002 and $74 billion at
   November 30, 2001 were pledged to various
   parties):
    U.S. government and agency securities...........    30,881       25,696
    Other sovereign government obligations..........    27,796       22,039
    Corporate and other debt........................    56,178       47,607
    Corporate equities..............................    18,829       23,143
    Derivative contracts............................    39,533       32,078
    Physical commodities............................       547          285
  Securities purchased under agreements to resell...    65,512       54,618
  Securities provided as collateral.................    10,634       13,163
  Securities borrowed...............................   131,496      120,758
  Receivables:
    Consumer loans (net of allowances of $927 at
      August 31, 2002 and $847 at November 30, 2001)    21,898       20,108
    Customers, net..................................    18,626       22,188
    Brokers, dealers and clearing organizations.....     6,046        6,462
    Fees, interest and other........................     5,071        5,283
  Office facilities, at cost (less accumulated
   depreciation and amortization of $2,732 at
   August 31, 2002 and $2,124 at November 30, 2001).     2,323        2,579
  Aircraft under operating leases (less accumulated
   depreciation of $691 at August 31, 2002 and $479
   at November 30, 2001)............................     4,760        4,753
  Goodwill..........................................     1,447        1,438
  Other assets......................................     6,928        7,508
                                                      --------     --------
  Total assets......................................  $516,772     $482,628
                                                      ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
  Commercial paper and other short-term borrowings..  $ 38,773     $ 32,842
  Deposits..........................................    13,711       12,276
  Financial instruments sold, not yet purchased:
    U.S. government and agency securities...........    14,535       17,203
    Other sovereign government obligations..........    14,934       10,906
    Corporate and other debt........................    12,883        9,125
    Corporate equities..............................    14,393       13,046
    Derivative contracts............................    32,432       27,286
    Physical commodities............................     1,754        2,044
  Securities sold under agreements to repurchase....   125,516      122,695
  Obligation to return securities received as
   collateral.......................................    10,634       13,163
  Securities loaned.................................    45,567       36,776
  Payables:
    Customers.......................................    91,724       93,719
    Brokers, dealers and clearing organizations.....     3,351        4,331
    Interest and dividends..........................     5,879        2,761
  Other liabilities and accrued expenses............    12,867       12,795
  Long-term borrowings..............................    55,127       49,668
                                                      --------     --------
                                                       494,080      460,636
                                                      --------     --------
  Capital Units.....................................        66           66
                                                      --------     --------
  Preferred Securities Subject to Mandatory
   Redemption.......................................     1,210        1,210
                                                      --------     --------
  Commitments and contingencies

  Shareholders' equity:
    Preferred stock.................................        --          345
    Common stock ($0.01 par value, 3,500,000,000
      shares authorized, 1,211,685,904 and
      1,211,685,904 shares issued, 1,093,052,009
      and 1,093,006,744 shares outstanding at
      August 31, 2002 and November 30, 2001,
      respectively).................................        12           12
    Paid-in capital.................................     3,672        3,745
    Retained earnings...............................    24,768       23,270
    Employee stock trust............................     2,895        3,086
    Accumulated other comprehensive income (loss)...      (225)        (262)
                                                      --------     --------
       Subtotal.....................................    31,122       30,196
    Note receivable related to ESOP.................       (29)         (31)
    Common stock held in treasury, at cost ($0.01
      par value, 118,633,895 and 118,679,160 shares
      at August 31, 2002 and November 30, 2001,
      respectively).................................    (6,782)      (6,935)
    Common stock issued to employee trust...........    (2,895)      (2,514)
                                                      --------     --------
       Total shareholders' equity...................    21,416       20,716
                                                      --------     --------
  Total liabilities and shareholders' equity........  $516,772     $482,628
                                                      ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in millions, except share and per share data)

                        Three Months Ended August 31,         Nine Months Ended August 31,
                       ------------------------------        ------------------------------
                            2002               2001               2002               2001
-                      --------------     --------------     --------------     --------------
                                 (unaudited)                           (unaudited)
Revenues:
Investment banking.... $          482     $          807     $        1,838     $        2,616
Principal
 transactions:
   Trading............            457              1,079              2,266              4,846
   Investments........            (64)               (59)               (47)              (212)
Commissions...........            855                720              2,532              2,409
Fees:
   Asset
    management,
    distribution
    and
    administration....            971              1,054              3,041              3,237
   Merchant and
    cardmember........            364                362              1,064              1,000
   Servicing..........            514                434              1,566              1,337
Interest and
 dividends............          4,373              5,825             12,079             20,011
Other.................            204                110                506                374
                       --------------     --------------     --------------     --------------
   Total revenues.....          8,156             10,332             24,845             35,618
Interest expense......          3,188              4,869              8,968             17,447
Provision for
 consumer loan
 losses...............            332                277              1,017                721
                       --------------     --------------     --------------     --------------
   Net revenues.......          4,636              5,186             14,860             17,450
                       --------------     --------------     --------------     --------------
Non-interest
 expenses:
   Compensation and
    benefits..........          2,061              2,376              6,786              7,950
   Occupancy and
    equipment.........            198                224                604                666
   Brokerage,
    clearing and
    exchange fees.....            208                176                563                520
   Information
    processing and
    communications....            341                363              1,000              1,089
   Marketing and
    business
    development.......            291                280                804                987
   Professional
    services..........            273                284                748                954
   Other..............            295                311                792                940
                       --------------     --------------     --------------     --------------
     Total
       non-interest
       expenses.......          3,667              4,014             11,297             13,106
                       --------------     --------------     --------------     --------------
Income before
 income taxes,
 dividends on
 preferred
 securities subject
 to mandatory
 redemption,
 extraordinary item
 and cumulative
 effect of
 accounting change....            969              1,172              3,563              4,344
Provision for
 income taxes.........            337                423              1,242              1,576
Dividends on
 preferred
 securities subject
 to
 mandatory redemption.             21                 14                 65                 28
                       --------------     --------------     --------------     --------------
Income before
 extraordinary item
 and cumulative
 effect of
 accounting change....            611                735              2,256              2,740
Extraordinary item....             --                (30)                --                (30)
Cumulative effect
 of accounting
 change...............             --                 --                 --                (59)
                       --------------     --------------     --------------     --------------
Net income............ $          611     $          705     $        2,256     $        2,651
                       ==============     ==============     ==============     ==============
Preferred stock
 dividend
 requirements......... $           --     $            9     $           --     $           27
                       ==============     ==============     ==============     ==============
Earnings applicable
 to common shares..... $          611     $          696     $        2,256     $        2,624
                       ==============     ==============     ==============     ==============
Earnings per common
 share:
   Basic before
    extraordinary
    item and
    cumulative
    effect of
    accounting
    change............ $         0.57     $         0.67     $         2.08     $         2.49
   Extraordinary
    item..............             --              (0.03)                --              (0.03)
   Cumulative
    effect of
    accounting
    change............             --                 --                 --              (0.05)
                       --------------     --------------     --------------     --------------
   Basic.............. $         0.57     $         0.64     $         2.08     $         2.41
                       ==============     ==============     ==============     ==============
   Diluted before
    extraordinary
    item and
    cumulative
    effect of
    accounting
    change............ $         0.55     $         0.65     $         2.03     $         2.41
   Extraordinary
    item..............             --              (0.03)                --              (0.03)
   Cumulative
    effect of
    accounting
    change............             --                 --                 --              (0.05)
                       --------------     --------------     --------------     --------------
   Diluted............ $         0.55     $         0.62     $         2.03     $         2.33
                       ==============     ==============     ==============     ==============
Average common
 shares outstanding:
   Basic..............  1,081,708,833      1,085,447,127      1,084,059,497      1,089,017,948
                       ==============     ==============     ==============     ==============
   Diluted............  1,105,494,894      1,119,301,107      1,111,980,428      1,126,540,440
                       ==============     ==============     ==============     ==============

           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in millions)

                                                  Three Months  Nine Months
                                                     Ended         Ended
                                                  August 31,     August 31,
                                                  ----------   -------------
                                                  2002   2001   2002   2001
                                                  ----   ----  ------ ------
                                                  (unaudited)   (unaudited)
   Net income.................................... $611   $705  $2,256 $2,651
   Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment....   17      1      34    (50)
      Cumulative effect of accounting change.....   --     --      --    (13)
      Net change in cash flow hedges.............  (30)   (27)      3    (74)
                                                  ----   ----  ------ ------
   Comprehensive income.......................... $598   $679  $2,293 $2,514
                                                  ====   ====  ====== ======



           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                               Nine Months Ended
                                                                  August 31,
                                                              ------------------
                                                                2002      2001
                                                              --------  --------
                                                                  (unaudited)
Cash flows from operating activities:
Net income................................................... $  2,256  $  2,651
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Non-cash charges included in net income:
         Gain on sale of building and sale of
           self-directed online brokerage accounts...........     (125)       --
         Cumulative effect of accounting change..............       --        59
         Asset impairment charge.............................       74        --
         Other non-cash charges included in net income.......    1,695     1,389
   Changes in assets and liabilities:
      Cash and securities deposited with clearing
        organizations or segregated under federal and
        other regulations....................................    6,024     1,573
      Financial instruments owned, net of financial
        instruments sold, not yet purchased..................  (11,048)  (36,874)
      Securities borrowed, net of securities loaned..........   (1,947)  (19,481)
      Receivables and other assets...........................    5,675     1,780
      Payables and other liabilities.........................      249     5,230
                                                              --------  --------
Net cash provided by (used for) operating activities.........    2,853   (43,673)
                                                              --------  --------
Cash flows from investing activities:
   Net (payments for) proceeds from:
      Office facilities and aircraft under operating
        leases...............................................     (857)   (1,347)
      Purchase of Quilter Holdings Limited, net of
        cash acquired........................................       --      (183)
      Net principal disbursed on consumer loans..............   (6,064)   (6,812)
      Sale of self-directed online brokerage accounts........       98        --
      Sales of consumer loans................................    3,259     7,638
                                                              --------  --------
Net cash used for investing activities.......................   (3,564)     (704)
                                                              --------  --------
Cash flows from financing activities:
   Net proceeds from (payments for) short-term
     borrowings..............................................    5,931      (866)
   Securities sold under agreements to repurchase, net
     of securities purchased under agreements to resell......   (8,073)   43,233
   Net proceeds from:
      Deposits...............................................    1,435       966
      Issuance of common stock...............................      145       174
      Issuance of put options................................        6         5
      Issuance of long-term borrowings.......................   10,338    17,772
      Issuance of Preferred Securities Subject to
        Mandatory Redemption.................................       --       810
   Payments for:
      Repurchases of common stock............................     (671)   (1,242)
      Repayments of long-term borrowings.....................   (5,934)  (10,137)
      Redemption of Capital Units............................       --        (4)
      Redemption of Cumulative Preferred Stock...............     (345)     (200)
      Cash dividends.........................................     (752)     (787)
                                                              --------  --------
Net cash provided by financing activities....................    2,080    49,724
                                                              --------  --------
Net increase in cash and cash equivalents....................    1,369     5,347
Cash and cash equivalents, at beginning of period............   26,596    18,819
                                                              --------  --------
Cash and cash equivalents, at end of period.................. $ 27,965  $ 24,166
                                                              ========  ========

           See Notes to Condensed Consolidated Financial Statements.

                                MORGAN STANLEY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation.

  The Company

   Morgan Stanley (the "Company") is a global financial services firm that maintains leading market positions in each of its business segments--Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company's Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Individual Investor Group provides its clients with several investment and credit products and services, including mutual funds, insurance products, financial planning, retirement planning, personal trust and estate planning, credit management and account services. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   In June 2002, the Company changed its name from "Morgan Stanley Dean Witter & Co." to "Morgan Stanley."

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

   The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for

                                MORGAN STANLEY
the fiscal year ended November 30, 2001 (the "Form 10-K"). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

   The Company enters into various derivative financial instruments for non-trading purposes. These instruments include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's designated fair value hedges consist primarily of hedges of fixed rate borrowings, and its designated cash flow hedges consist primarily of hedges of floating rate borrowings. For qualifying fair value hedges, the changes in the fair value of the derivatives and the gains or losses on the hedged assets or liabilities relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow

                                MORGAN STANLEY
hedges, the changes in the fair value of the derivative are recorded in accumulated other comprehensive income in shareholders' equity, net of tax effects, and amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company's condensed consolidated statements of income was not material for all periods presented.

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

   The Company engages in securitization activities related to residential and commercial mortgage loans, corporate bonds and loans, credit card loans and other types of financial assets (see Notes 4 and 5). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller's interest, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company's retained contingent risk, which represents the Company's retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quoted market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

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

3.  Goodwill.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not

                                MORGAN STANLEY
have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company early adopted the provisions of SFAS No. 142, and therefore discontinued the amortization of goodwill effective December 1, 2001. During the quarter ended May 31, 2002, the Company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company's condensed consolidated financial condition or results of operations.

   The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

                                                             Three Months Ended      Nine Months Ended
                                                                 August 31,             August 31,
                                                             --------------------    ------------------
                                                              2002          2001      2002     2001
                                                             ------        ------    ------   ------
                                                             (dollars in millions, except per share amounts)
Net Income
   Income before extraordinary item and cumulative effect
     of accounting change................................... $ 611        $  735    $2,256   $2,740
   Add: Goodwill amortization, net of tax...................    --            22        --       60
                                                              -----        ------    ------   ------
                                                               611           757     2,256    2,800
   Extraordinary item.......................................    --           (30)       --      (30)
   Cumulative effect of accounting change...................    --            --        --      (59)
                                                              -----        ------    ------   ------
   Adjusted................................................. $ 611        $  727    $2,256   $2,711
                                                              =====        ======    ======   ======
Basic earnings per common share
   Basic before extraordinary item and cumulative effect of
     accounting change...................................... $0.57        $ 0.67    $ 2.08   $ 2.49
   Add: Goodwill amortization, net of tax...................    --          0.02        --     0.05
                                                              -----        ------    ------   ------
                                                              0.57          0.69      2.08     2.54
   Extraordinary item.......................................    --         (0.03)       --    (0.03)
   Cumulative effect of accounting change...................    --            --        --    (0.05)
                                                              -----        ------    ------   ------
   Adjusted................................................. $0.57        $ 0.66    $ 2.08   $ 2.46
                                                              =====        ======    ======   ======
Diluted earnings per common share
   Diluted before extraordinary item and cumulative effect
     of accounting change................................... $0.55        $ 0.65    $ 2.03   $ 2.41
   Add: Goodwill amortization, net of tax...................    --          0.02        --     0.05
                                                              -----        ------    ------   ------
                                                              0.55          0.67      2.03     2.46
   Extraordinary item.......................................    --         (0.03)       --    (0.03)
   Cumulative effect of accounting change...................    --            --        --    (0.05)
                                                              -----        ------    ------   ------
   Adjusted................................................. $0.55        $ 0.64    $ 2.03   $ 2.38
                                                              =====        ======    ======   ======

   Changes in the carrying amount of the Company's goodwill for the nine month period ended August 31, 2002, were as follows:

                                                 Individual
                                   Institutional  Investor  Investment
                                    Securities     Group    Management Total
                                   ------------- ---------- ---------- ------
                                             (dollars in millions)
   Balance as of November 30, 2001      $ 4         $467       $967    $1,438
   Translation adjustments........       --            9         --         9
                                        ---         ----       ----    ------
   Balance as of August 31, 2002..      $ 4         $476       $967    $1,447
                                        ===         ====       ====    ======

                                MORGAN STANLEY

4.  Securities Financing and Securitization Transactions.

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

                                                   At          At
                                               August 31, November 30,
                                                  2002        2001
                                               ---------- ------------
                                                (dollars in millions)
         Financial instruments owned:
         U.S. government and agency securities  $ 6,819     $ 9,310
         Corporate and other debt.............    7,412       3,350
         Corporate equities...................    2,030       2,850
                                                -------     -------
                Total.........................  $16,261     $15,510
                                                =======     =======

   The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company's inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers' needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $345 billion, and the fair value of the portion that has been sold or repledged was $314 billion.

   The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty's rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company's agreements with third

                                MORGAN STANLEY
parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, the Company's collateral policies significantly limit the Company's credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

   In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans and other types of financial assets. These assets are carried at fair value and any changes in fair value are recognized in earnings until the time of securitization. The Company may act as underwriter of the beneficial interests issued by the securitization vehicle. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company's Institutional Securities business were approximately $1.7 billion at August 31, 2002, the majority of which were related to residential and commercial mortgage loan securitization transactions.

   The following table presents information on the Company's residential and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at August 31, 2002 were as follows (dollars in millions):

                                         Residential                                      Commercial
                                          Mortgage                                         Mortgage
                                            Loans                                           Loans
                                         -----------                                      -----------
Retained interests (carrying amount/fair             Retained interests (carrying amount/
  value)................................   $1,140      fair value).......................    $395
Weighted average life (in months).......     38      Weighted average life (in months)...     42
Credit losses (rate per annum)..........  0.2-4.0%   Credit losses (rate per annum)...... 0.43-10.99%
   Impact on fair value of 10% adverse                  Impact on fair value of 10%
     change.............................    $(8)          adverse change.................    $(2)
   Impact on fair value of 20% adverse                  Impact on fair value of 20%
     change.............................   $(17)          adverse change.................    $(4)
Weighted average discount rate (rate per             Weighted average discount rate (rate
  annum)................................   7.80%       per annum)........................    5.91%
   Impact on fair value of 10% adverse                  Impact on fair value of 10%
     change.............................   $(13)          adverse change.................    $(5)
   Impact on fair value of 20% adverse                  Impact on fair value of 20%
     change.............................   $(25)          adverse change.................    $(11)
Prepayment speed assumption............. 263-680PSA
   Impact on fair value of 10% adverse
     change.............................   $(17)
   Impact on fair value of 20% adverse
     change.............................   $(31)

   The table above does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

   In connection with its Institutional Securities business, during the nine month period ended August 31, 2002 the Company received $22 billion of proceeds from new securitization transactions and $25 million of cash flows from retained interests in securitization transactions.

5.  Consumer Loans.

   Consumer loans were as follows:

                                                                   At          At
                                                               August 31, November 30,
                                                                  2002        2001
                                                               ---------- ------------
                                                                (dollars in millions)
General purpose credit card, mortgage and consumer installment  $22,825     $20,955
Less:
   Allowance for consumer loan losses.........................      927         847
                                                                -------     -------
Consumer loans, net...........................................  $21,898     $20,108
                                                                =======     =======

   Activity in the allowance for consumer loan losses was as follows:

                                               Three Months  Nine Months
                                                  Ended         Ended
                                               August 31,    August 31,
                                               ----------   ------------
                                               2002   2001   2002   2001
                                               ----   ----  ------  ----
                                                 (dollars in millions)
        Balance beginning of period........... $899   $787  $  847  $783
        Additions:
           Provision for consumer loan losses.  332    277   1,017   721
        Deductions:
           Charge-offs........................  333    301   1,012   793
           Recoveries.........................  (29)   (29)    (75)  (81)
                                               ----   ----  ------  ----
        Net charge-offs.......................  304    272     937   712
                                               ----   ----  ------  ----
        Balance end of period................. $927   $792  $  927  $792
                                               ====   ====  ======  ====

   Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $53 million and $163 million in the quarter and nine month period ended August 31, 2002, and $43 million and $124 million in the quarter and nine month period ended August 31, 2001.

   At August 31, 2002, the Company had commitments to extend credit for consumer loans of approximately $259 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

   The Company received net proceeds from consumer loan asset securitizations of $472 million and $3,259 million in the quarter and nine month period ended August 31, 2002 and $526 million and $7,638 million in the quarter and nine month period ended August 31, 2001.

                                MORGAN STANLEY

   The Company's retained interests in credit card asset securitizations include an undivided seller's interest, cash collateral accounts, servicing rights and rights to any excess cash flows ("Residual Interests") remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. At August 31, 2002, the Company had $9.1 billion of retained interests, including $6.9 billion of undivided seller's interest, in credit card asset securitizations. The Company's undivided seller's interest ranks pari passu with investors' interests in the securitization trust, and the remaining retained interests are subordinate to investors' interests. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company's other assets for failure of cardmembers to pay when due.

   During the nine months ended August 31, 2002, the Company completed credit card asset securitizations of $2.8 billion and recognized net securitization gains of $16 million as servicing fees in the Company's condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $27.9 billion at August 31, 2002 and $29.2 billion at November 30, 2001.

   Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine months ended August 31, 2002 were as follows:

                 Weighted average life (in months)     6.1-6.2
                 Payment rate (rate per month).... 16.88-17.25%
                 Credit losses (rate per annum)...        6.95%
                 Discount rate (rate per annum)... 14.00-16.50%

   Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

                                                               At
                                                           August 31,
                                                              2002
                                                           ----------
           Residual Interests (carrying amount/fair value)   $  226
           Weighted average life (in months)..............      6.1
           Payment rate (rate per month)..................    17.25%
              Impact on fair value of 10% adverse change..   $  (16)
              Impact on fair value of 20% adverse change..   $  (29)
           Credit losses (rate per annum).................     6.95%
              Impact on fair value of 10% adverse change..   $  (75)
              Impact on fair value of 20% adverse change..   $ (148)
           Discount rate (rate per annum).................    14.00%
              Impact on fair value of 10% adverse change..   $   (3)
              Impact on fair value of 20% adverse change..   $   (5)

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

                                MORGAN STANLEY

   The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

                                                                    Nine Months
                                                                       Ended
                                                                    August 31,
                                                                       2002
                                                                    -----------
 Proceeds from new credit card asset securitizations...............    $ 2.8
 Proceeds from collections reinvested in previous credit card asset
   securitizations.................................................    $39.5
 Contractual servicing fees received...............................    $ 0.4
 Cash flows received from retained interests.......................    $ 1.4

   The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans:

                                                                           Nine Months Ended
                                                      At August 31, 2002    August 31, 2002
                                                    ---------------------- ------------------
                                                       Loans      Loans    Average Net Credit
                                                    Outstanding Delinquent  Loans    Losses
                                                    ----------- ---------- ------- ----------
                                                              (dollars in billions)
Managed general purpose credit card loans..........    $49.7       $2.8     $49.7     $2.3
Less: Securitized general purpose credit card loans     27.9
                                                       -----
Owned general purpose credit card loans............    $21.8
                                                       =====

6.  Long-Term Borrowings.

   Long-term borrowings at August 31, 2002 scheduled to mature within one year aggregated $11,188 million.

   During the nine month period ended August 31, 2002, the Company issued senior notes aggregating $10,605 million, including non-U.S. dollar currency notes aggregating $1,962 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $1,159 million; 2004, $1,093 million; 2005, $156 million,
2006, $21 million, 2007, $2,776 million; and thereafter, $5,400 million. In the nine month period ended August 31, 2002, $5,934 million of senior notes were repaid.

   The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4 years at August 31, 2002.

7. Preferred Stock, Capital Units and Preferred Securities Subject to Mandatory Redemption.

   Preferred stock of the Company was composed of the following issue:

                                                            Shares Outstanding at        Balance at
                                                           ----------------------- -----------------------
                                                           August 31, November 30, August 31, November 30,
                                                              2002        2001        2002        2001
                                                           ---------- ------------ ---------- ------------
                                                                        (dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock,
  stated value $200 per share.............................     --      1,725,000      $--         $345

   On December 3, 2001, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also

                                MORGAN STANLEY
simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented 1/4 of a share of the Company's Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

   The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc ("MSF"), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company's Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both August 31, 2002 and November 30, 2001.

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

   The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust I and Capital Trust II, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption Capital Trust I   Capital Trust II
 Issuance date...................................... March 12, 1998     July 19, 2001
 Preferred securities issued........................ 16,000,000         32,400,000
 Liquidation preference per security................ $25                $25
 Liquidation value (in millions).................... $400               $810
 Coupon rate........................................ 7.10%              7.25%
 Distribution payable............................... Quarterly          Quarterly
 Distributions guaranteed by........................ Morgan Stanley     Morgan Stanley
 Mandatory redemption date.......................... February 28, 2038  July 31, 2031(1)
 Redeemable by issuer on or after(2)................ March 12, 2003     July 31, 2006

 Junior Subordinated Deferrable Interest Debentures
 Principal amount outstanding (in millions)(3)...... $412               $835
 Coupon rate........................................ 7.10%              7.25%
 Interest payable................................... Quarterly          Quarterly
 Maturity date...................................... February 28, 2038  July 31, 2031(1)
 Redeemable by issuer on or after(2)................ March 12, 2003     July 31, 2006

--------
(1)May be extended to a date not later than July 31, 2050.
(2)Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.
(3)Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.

                                MORGAN STANLEY

8.  Common Stock and Shareholders' Equity.

   MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.'s net capital totaled $5,384 million at August 31, 2002, which exceeded the amount required by $4,737 million. MSDWI's net capital totaled $1,524 million at August 31, 2002, which exceeded the amount required by $1,422 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

   Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation ("FDIC") and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets ("leverage ratio"), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets ("Tier 1 risk-weighted capital ratio") and (c) 8% of total capital, as defined, to risk-weighted assets ("total risk-weighted capital ratio"). At August 31, 2002, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company's FDIC-insured financial institutions exceeded these regulatory minimums.

   On May 17, 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance that requires FDIC-insured financial institutions to treat accrued interest receivable related to credit card securitizations as a residual interest, which requires holding higher regulatory capital beginning December 31, 2002. The Company's FDIC-insured financial institutions have the capacity to meet these additional capital requirements and intend to maintain capital ratios in excess of the regulatory minimums after implementing this revised guidance.

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

   The Company repurchased approximately 14 million and 18 million shares of its common stock through open market purchases during the nine month periods ended August 31, 2002 and 2001, respectively. In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 2002, put options were outstanding on an aggregate of 3.0 million shares of the Company's common stock. These put options have expiration dates that range from September 2002 through November 2002 with strike prices ranging from $39.76 to $40.10. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

                                MORGAN STANLEY

9.  Earnings per Share.

   Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company's common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

                                                                                  Three Months   Nine Months
                                                                                     Ended          Ended
                                                                                   August 31,     August 31,
                                                                                 -------------  -------------
                                                                                  2002   2001    2002   2001
                                                                                 ------ ------  ------ ------
Basic EPS:
    Income before extraordinary item and cumulative effect of accounting change..................................................................... $  611 $  735  $2,256 $2,740
    Extraordinary item..........................................................     --    (30)     --    (30)
    Cumulative effect of accounting change......................................     --     --      --    (59)
    Preferred stock dividend requirements.......................................     --     (9)     --    (27)
                                                                                 ------ ------  ------ ------
    Net income available to common shareholders................................. $  611 $  696  $2,256 $2,624
                                                                                 ====== ======  ====== ======
    Weighted-average common shares outstanding..................................  1,082  1,085   1,084  1,089
                                                                                 ====== ======  ====== ======
    Basic EPS before extraordinary item and cumulative effect of accounting change..................................................................... $ 0.57 $ 0.67  $ 2.08 $ 2.49
    Extraordinary item..........................................................     --  (0.03)     --  (0.03)
    Cumulative effect of accounting change......................................     --     --      --  (0.05)
                                                                                 ------ ------  ------ ------
Basic EPS....................................................................... $ 0.57 $ 0.64  $ 2.08 $ 2.41
                                                                                 ====== ======  ====== ======
Diluted EPS:
    Income before extraordinary item and cumulative effect of accounting change..................................................................... $  611 $  735  $2,256 $2,740
    Extraordinary item..........................................................     --    (30)     --    (30)
    Cumulative effect of accounting change......................................     --     --      --    (59)
    Preferred stock dividend requirements.......................................     --     (9)     --    (27)
                                                                                 ------ ------  ------ ------
    Net income available to common shareholders................................. $  611 $  696  $2,256 $2,624
                                                                                 ====== ======  ====== ======
    Weighted-average common shares outstanding..................................  1,082  1,085   1,084  1,089
    Effect of dilutive securities:
       Stock options............................................................     23     33      27     37
       Convertible debt.........................................................      1      1       1      1
                                                                                 ------ ------  ------ ------
    Weighted-average common shares outstanding and common stock equivalents       1,106  1,119   1,112  1,127
                                                                                 ====== ======  ====== ======
    Diluted EPS before extraordinary item and cumulative effect of accounting change..................................................................... $ 0.55 $ 0.65  $ 2.03 $ 2.41
    Extraordinary item..........................................................     --  (0.03)     --  (0.03)
    Cumulative effect of accounting change......................................     --     --      --  (0.05)
                                                                                 ------ ------  ------ ------
Diluted EPS..................................................................... $ 0.55 $ 0.62  $ 2.03 $ 2.33
                                                                                 ====== ======  ====== ======

   At August 31, 2002, there were approximately 68 and 65 million stock options outstanding for the quarter and nine month periods ended August 31, 2002, respectively, that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company's common stock.

10.  Commitments and Contingencies.

   At August 31, 2002 and November 30, 2001, the Company had approximately $3.5 billion and $4.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

                                MORGAN STANLEY

   The Company has commitments to fund certain fixed assets and other less liquid investments, including at August 31, 2002, $588 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

   In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of August 31, 2002, the aggregate amount of such purchase commitments was $213 million. All of the aircraft to be acquired under these purchase obligations are subject to contractual lease arrangements.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank), financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At August 31, 2002, the Company provided commitments associated with these activities to investment grade issuers aggregating $11.0 billion and commitments to non-investment grade issuers aggregating $1.4 billion. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash funding requirements.

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

   At August 31, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $34 billion and $44 billion, respectively.

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

11.  Derivative Contracts.

   In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements and other derivatives in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading

                                MORGAN STANLEY
activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" and Note 10 to the consolidated financial statements for the fiscal year ended November 30, 2001, included in the Form 10-K.

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

   The credit quality of the Company's trading-related derivatives at August 31, 2002 and November 30, 2001 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department:

                                                                                      Collateralized   Other
                                                                                           Non-         Non-
                                                                                        Investment   Investment
                                                       AAA      AA       A      BBB       Grade        Grade     Total
                                                     ------  -------  ------  ------  -------------- ---------- -------
                                                                            (dollars in millions)
At August 31, 2002
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $5,049  $ 7,684  $6,407  $2,541      $3,755       $1,516   $26,952
Foreign exchange forward contracts and options......    178    1,481     716     180          --          813     3,368
Equity securities contracts (including equity swaps,
 warrants and options)..............................  2,311      816     587     213          11          333     4,271
Commodity forwards, options and swaps...............    191    1,237   1,653     684         116        1,061     4,942
                                                     ------  -------  ------  ------      ------       ------   -------
   Total............................................ $7,729  $11,218  $9,363  $3,618      $3,882       $3,723   $39,533
                                                     ======  =======  ======  ======      ======       ======   =======
Percent of total....................................     20%      28%     24%      9%         10%           9%      100%
                                                     ======  =======  ======  ======      ======       ======   =======
At November 30, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $4,465  $ 5,910  $6,144  $1,482      $  488       $  631   $19,120
Foreign exchange forward contracts and options......     76    1,051   1,090     212          --          269     2,698
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,879    1,392     662      40          85          283     4,341
Commodity forwards, options and swaps...............    367      941   1,690   1,195         173        1,553     5,919
                                                     ------  -------  ------  ------      ------       ------   -------
   Total............................................ $6,787  $ 9,294  $9,586  $2,929      $  746       $2,736   $32,078
                                                     ======  =======  ======  ======      ======       ======   =======
Percent of total....................................     21%      29%     30%      9%          2%           9%      100%
                                                     ======  =======  ======  ======      ======       ======   =======

                                MORGAN STANLEY

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

   See also "Risk Management" in the Form 10-K for discussions of the Company's risk management policies and procedures for its Institutional Securities businesses.

12.  Segment Information.

   The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company's management organization. The Company operates in four business segments--Institutional Securities, Individual Investor Group, Investment Management and Credit Services, through which it provides a wide range of financial products and services to its customers. Previously, the results of the Company's institutional and individual securities activities were aggregated into one reporting segment. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

   The Company's Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Individual Investor Group provides its clients with several investment and credit products and services, including mutual funds, insurance products, financial planning, retirement planning, personal trust and estate planning, credit management and account services. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. Allocation decisions in global financial services businesses are by their nature complex, subjective and involve a high degree of judgment. Management is currently evaluating the segment allocation methodology and the effect of any changes may be material to a particular segment. Therefore, business segment results in the

                                MORGAN STANLEY
future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company's overall results of operations. Selected financial information for the Company's segments is presented in the table below:

                                                                     Individual
                                                       Institutional  Investor  Investment  Credit
Three Months Ended August 31, 2002                      Securities     Group    Management Services Total
----------------------------------                     ------------- ---------- ---------- -------- ------
                                                                      (dollars in millions)
Net revenues excluding net interest...................    $1,404       $  955      $543      $549   $3,451
Net interest..........................................       734           58         9       384    1,185
                                                          ------       ------      ----      ----   ------
Net revenues..........................................    $2,138       $1,013      $552      $933   $4,636
                                                          ======       ======      ====      ====   ======
Income before income taxes and dividends on preferred
  securities subject to mandatory redemption..........    $  413       $    8      $229      $319   $  969
Provision for income taxes............................       132            3        93       109      337
Dividends on preferred securities subject to mandatory
  redemption..........................................        21           --        --        --       21
                                                          ------       ------      ----      ----   ------
Net income............................................    $  260       $    5      $136      $210   $  611
                                                          ======       ======      ====      ====   ======

                                                                     Individual
                                                       Institutional  Investor  Investment  Credit
Three Months Ended August 31, 2001(1)                   Securities     Group    Management Services  Total
-------------------------------------                  ------------- ---------- ---------- -------- ------
                                                                      (dollars in millions)
Net revenues excluding net interest...................    $2,097       $  988      $623      $522   $4,230
Net interest..........................................       482           89        14       371      956
                                                          ------       ------      ----      ----   ------
Net revenues..........................................    $2,579       $1,077      $637      $893   $5,186
                                                          ======       ======      ====      ====   ======
Income before income taxes, dividends on preferred
  securities subject to mandatory redemption and
  extraordinary item..................................    $  733       $  (95)     $216      $318   $1,172
Provision for income taxes............................       250          (37)       88       122      423
Dividends on preferred securities subject to mandatory
  redemption..........................................        14           --        --        --       14
                                                          ------       ------      ----      ----   ------
Income before extraordinary item......................       469          (58)      128       196      735
Extraordinary item....................................       (30)          --        --        --      (30)
                                                          ------       ------      ----      ----   ------
Net income............................................    $  439       $  (58)     $128      $196   $  705
                                                          ======       ======      ====      ====   ======

                                                                     Individual
                                                       Institutional  Investor  Investment  Credit
Nine Months Ended August 31, 2002                       Securities     Group    Management Services  Total
---------------------------------                      ------------- ---------- ---------- -------- -------
                                                                      (dollars in millions)
Net revenues excluding net interest...................    $5,498       $2,894     $1,739    $1,618  $11,749
Net interest..........................................     1,898          179         22     1,012    3,111
                                                          ------       ------     ------    ------  -------
Net revenues..........................................    $7,396       $3,073     $1,761    $2,630  $14,860
                                                          ======       ======     ======    ======  =======
Income before income taxes and dividends on preferred
  securities subject to mandatory redemption..........    $1,946       $   41     $  690    $  886  $ 3,563
Provision for income taxes............................       641           17        271       313    1,242
Dividends on preferred securities subject to mandatory
  redemption..........................................        65           --         --        --       65
                                                          ------       ------     ------    ------  -------
Net income............................................    $1,240       $   24     $  419    $  573  $ 2,256
                                                          ======       ======     ======    ======  =======

                                MORGAN STANLEY

                                                                     Individual
                                                       Institutional  Investor  Investment  Credit
Nine Months Ended August 31, 2001(1)                    Securities     Group    Management Services  Total
------------------------------------                   ------------- ---------- ---------- -------- -------
                                                                       (dollars in millions)
Net revenues excluding net interest...................    $8,196       $3,157     $1,914    $1,619  $14,886
Net interest..........................................     1,171          307         50     1,036    2,564
                                                          ------       ------     ------    ------  -------
Net revenues..........................................    $9,367       $3,464     $1,964    $2,655  $17,450
                                                          ======       ======     ======    ======  =======
Income before income taxes, dividends on preferred
  securities subject to mandatory redemption,
  extraordinary item and cumulative effect of
  accounting change...................................    $2,913       $  (84)    $  687    $  828  $ 4,344
Provision for income taxes............................     1,004          (26)       279       319    1,576
Dividends on preferred securities subject to mandatory
  redemption..........................................        28           --         --        --       28
                                                          ------       ------     ------    ------  -------
Income before extraordinary item and cumulative
  effect of accounting change.........................     1,881          (58)       408       509    2,740
Extraordinary item....................................       (30)          --         --        --      (30)
Cumulative effect of accounting change................       (46)          --         --       (13)     (59)
                                                          ------       ------     ------    ------  -------
Net income............................................    $1,805       $  (58)    $  408    $  496  $ 2,651
                                                          ======       ======     ======    ======  =======

                                                                    Individual
                                                      Institutional  Investor  Investment  Credit
Total Assets(2)                                        Securities     Group    Management Services  Total
---------------                                       ------------- ---------- ---------- -------- --------
                                                                      (dollars in millions)
August 31, 2002......................................   $475,913      $8,681     $5,409   $26,769  $516,772
                                                        ========      ======     ======   =======  ========
November 30, 2001....................................   $442,598      $9,823     $5,076   $25,131  $482,628
                                                        ========      ======     ======   =======  ========

--------
(1) Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2) Corporate assets have been fully allocated to the Company's business segments.

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

   The Company has recognized costs related to the terrorist attacks, which have been offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. Such costs amounted to $7 million for the quarter and $82 million for the nine month period ended August 31, 2002 and $56 million for the fiscal year ended November 30, 2001.

14.  Asset Impairment.

   The Company's aircraft financing business has continued to be adversely affected by the slowdown in the commercial aircraft industry which began in early 2001 and was exacerbated by the terrorist attacks of September 11, 2001 (see Note 13). In addition, the sustained reduction in passenger volume has resulted in the

                                MORGAN STANLEY
grounding of significant numbers of aircraft. Such conditions have contributed significantly to the decline in lease rates for operating lessors, including the Company's aircraft financing business. As a result of these conditions, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company incurred a non-cash pre-tax charge of $74 million in the third quarter of fiscal 2002 to reflect the impairment of certain aircraft. The impairment charge is reflected in other expenses in the Company's condensed consolidated statements of income. The results of the aircraft financing business are included in the Company's Institutional Securities business segment (see Note 12).

   In accordance with SFAS No. 121, the Company has compared the aggregate undiscounted cash flows expected to be generated by each of its aircraft with its carrying value. If an impairment was indicated under this approach, the aircraft was written down to its estimated fair value, if lower. The Company determines fair value by obtaining several independent appraisals of its aircraft, which provide estimates of each aircraft's "base value". "Base value" is estimated by the appraisers by presuming a transaction between an equally willing and informed buyer and seller, neither under compulsion to buy or sell, and with supply and demand for the aircraft in reasonable balance. The Company believes that "base value" is the relevant measure of the aircraft's value as it best reflects the fair value of the aircraft in accordance with SFAS No. 121.

   In addition, the appraisals received by the Company provide estimates of each aircraft's market value. "Market value" is estimated by the appraisers by considering the state of the economy in which the aircraft is used, the status of supply and demand for the particular aircraft type and the value of recent transactions. "Market values" generally reflect the probable near-term value of an aircraft without regard to the factors required to sustain an orderly market. The Company believes that current industry-wide market values for aircraft have decreased 20% to 30% from pre-September 11, 2001 market values.

15.  Gain on Sale of Building.

   During the nine month period ended August 31, 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The gain is included within other revenues in the Company's condensed consolidated statements of income. The Company allocated $53 million of the gain to its Institutional Securities segment, $13 million of the gain to its Investment Management segment and $7 million of the gain to its Individual Investor Group segment. The allocation was based upon occupancy levels originally planned for the building.

16.  Asset Disposition.

   In May 2002, the Company agreed to sell its self-directed online brokerage accounts to Bank of Montreal's Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within other revenues) and related costs of approximately $50 million (included within other expenses) in the Individual Investor Group segment.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Morgan Stanley:

   We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of August 31, 2002, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2002 and 2001, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

New York, New York
October 14, 2002

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Introduction

   Morgan Stanley (the "Company") is a global financial services firm that maintains leading market positions in each of its business segments--Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company's Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including private equity activities; and aircraft financing activities. The Company's Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Individual Investor Group provides its clients with several investment and credit products and services, including mutual funds, insurance products, financial planning, retirement planning, personal trust and estate planning, credit management and account services. The Company's Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company's financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company's institutional channel. The Company's Credit Services business includes the issuance of the Discover(R) Classic Card, the Discover Gold Card, the Discover Platinum Card, the Morgan Stanley Card/SM/ and other proprietary general purpose credit cards; and the operation of Discover Business Services, a proprietary network of merchant and cash access locations in the U.S.

   In June 2002, the Company changed its name from "Morgan Stanley Dean Witter & Co." to "Morgan Stanley."

Results of Operations*

  Certain Factors Affecting Results of Operations

   The Company's results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events (such as the use of the Internet to conduct electronic commerce and the use of electronic communications trading networks); the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there has been a heightened level of legislative, legal and regulatory developments related to the financial services industry that may affect future results of operations. Such factors also may have an impact on the Company's ability to achieve its strategic objectives on a global basis, including (without limitation) increased market share in its securities activities, growth in assets under management and the expansion of its Credit Services business.

   The Company's Institutional Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets.

--------
* This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company's businesses that could affect the matters referred to in such statements.

Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from the Company's private equity and other principal investments. Such factors also affect the level of individual investor participation in the financial markets, which impacts the results of the Individual Investor Group. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company's Investment Management business. In the Company's Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of Credit Services.

   The Company's results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the quality of its professionals and other personnel, its products and services, relative pricing and innovation. Competition in the Company's Investment Management business is affected by a number of factors, including investment objectives and performance; advertising and sales promotion efforts; and the level of fees, distribution channels and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, credit cardmember acquisition and customer utilization of credit cards, all of which are impacted by the type of fees, interest rates and other features offered.

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

   For a detailed discussion of the competitive and regulatory factors in the Company's businesses, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (the "Form 10-K").

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

  Global Market and Economic Conditions in the Quarter and Nine Month Period ended August 31, 2002

   The difficult conditions in the global financial markets that existed during the first six months of fiscal 2002 worsened in the third quarter of fiscal 2002, which contributed to the decline in the Company's net revenues and net income as compared to the quarter and nine month period ended August 31, 2001.

   In the U.S., economic growth continued to be sluggish, the unemployment rate remained at relatively high levels, and investors remained uncertain about the strength and pace of the global economic recovery. In addition, investor confidence weakened due to increased concerns regarding the quality of corporate financial reporting, corporate governance, unethical or illegal corporate practices and several significant corporate bankruptcies. The Securities and Exchange Commission (the "SEC") responded by, among other things, requiring chief executive officers and chief financial officers of companies with large market capitalization to certify the accuracy of certain prior financial reports and other SEC filings. In addition, the U.S. Congress passed the Sarbanes-Oxley Act of 2002, which includes broad legislation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence. In light of the uncertainty regarding the timing and sustainability of the nation's economic recovery and weaker performance in the financial markets, the Federal Reserve Board left both the discount rate and the overnight lending rate unchanged during the quarter.

   In Europe, economic conditions were generally stable, although the rate of economic growth was lower than previously anticipated. Leading indicators and survey data also suggested weakness in the pace of future economic recovery. While the prospects for price stability appeared favorable, the European Central Bank (the "ECB") remained concerned about the weakness in domestic demand within the region, as well as the difficult conditions existing in the global financial markets. The recent appreciation of the euro relative to the U.S. dollar may also have a negative impact on future economic growth in the region. As a result, the ECB left the benchmark interest rate unchanged during the quarter. In the U.K., the levels of demand, inflation and unemployment were generally stable, and business survey data continued to suggest expectations of an economic recovery. The Bank of England left the benchmark interest rate unchanged during the quarter.

   In Japan, economic conditions continued to be mixed. The level of economic activity increased, primarily led by growth in the level of exports. However, the prospects for continued recovery were still uncertain in light of the difficult conditions existing throughout the global economy. Lingering concerns over the banking sector, including the level of non-performing bank loans, the slow pace of structural reforms and deflationary pressures also impacted the prospects for future economic recovery. In addition, consumer spending in Japan remained sluggish, reflecting a relatively high unemployment rate and low consumer confidence. Certain nations elsewhere in the Far East, such as Taiwan and Korea, continued to experience a recovery in the level of exports and manufacturing output. However, their prospects for continued recovery will be largely dependent on developments elsewhere in the world, particularly in the U.S.

  Results of the Company for the Quarter and Nine Month Period ended August 31, 2002

   The Company's net income in the quarter and nine month period ended August 31, 2002 was $611 million and $2,256 million, respectively, a decrease of 13% and 15% from the comparable periods of fiscal 2001. The Company's net income for the quarter and nine month period ended August 31, 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. The Company's net income for the nine month period ended August 31, 2001 also included a charge of $59 million for the cumulative effect of an accounting change associated with the Company's adoption, on December 1, 2000, of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Excluding the extraordinary loss, the Company's net income for the quarter ended August 31, 2002 was 17% below the comparable period of fiscal 2001. Excluding the extraordinary loss and the cumulative effect of the accounting change, the Company's net income for the nine month period ended August 31, 2002 was 18% below the comparable period of fiscal 2001.

   Diluted earnings per common share were $0.55 and $2.03 in the quarter and nine month period ended August 31, 2002 as compared to $0.62 and $2.33 in the quarter and nine month period ended August 31, 2001. Excluding the extraordinary loss in the quarter ended August 31, 2001, the Company's diluted earnings per share were $0.65. Excluding the extraordinary loss and the cumulative effect of the accounting change in the nine month period ended August 31, 2001, the Company's diluted earnings per share were $2.41. The Company's annualized return on common equity for the quarter and nine month period ended August 31, 2002 was 11.4% and 14.3% as compared to 14.9% and 18.8% (excluding the extraordinary loss and the cumulative effect of the accounting change) in the comparable periods of fiscal 2001.

   At August 31, 2002, the Company had approximately 58,000 employees worldwide, a decrease of 7% from August 31, 2001. The reduction in staffing levels reflected the Company's efforts to manage costs in light of the weakened global economy and reduced business activity.

  Asset Disposition

   In May 2002, the Company agreed to sell its self-directed online brokerage accounts to Bank of Montreal's Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within other revenues) and related costs of approximately $50 million (included within other expenses) in the Individual Investor Group segment.

  Business Segments

   The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures. Certain reclassifications have been made to prior-period amounts to conform to the current year's presentation.

   Previously, the results of the Company's institutional and individual securities activities were aggregated into one reporting segment. Allocation decisions in global financial services businesses are by their nature complex, subjective and involve a high degree of judgment. Management is currently evaluating the segment allocation methodology and the effect of any changes may be material to a particular segment. Therefore, business segment results in the future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company's overall results of operations.

   A substantial portion of the Company's compensation expense represents performance-based bonuses, which is determined at the end of the Company's fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of the Company as well as the performance of individual business units. The timing and magnitude of changes in the Company's bonus accruals can have a significant effect on segment operating results in a given period.

  Accounting Developments

   In August 2002, the Company, as a member of the Financial Services Forum, announced that beginning in fiscal 2003 it will expense employee stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, compensation expense will be recognized based on the fair value of stock options on the date of grant. The Company is in the process of evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation plans under SFAS No. 123.

  Critical Accounting Policies

   For a discussion of the Company's accounting policies that may involve a higher degree of judgment and complexity, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" included in the Form 10-K.

                           Institutional Securities

Statements of Income (dollars in millions)

                                                                       Three Months      Nine Months
                                                                      Ended August 31, Ended August 31,
                                                                      --------------   ---------------
                                                                       2002     2001    2002     2001
                                                                      ------   ------  ------- -------
                                                                        (unaudited)      (unaudited)
Revenues:
   Investment banking................................................ $  413   $  708  $ 1,623 $ 2,356
   Principal transactions:
       Trading.......................................................    328      903    1,834   4,233
       Investments...................................................    (13)     (59)       1    (200)
   Commissions.......................................................    556      414    1,608   1,376
   Asset management, distribution and administration fees............     42       35      112     113
   Interest and dividends............................................  3,630    4,980    9,974  17,337
   Other.............................................................     78       96      320     318
                                                                      ------   ------  ------- -------
       Total revenues................................................  5,034    7,077   15,472  25,533
   Interest expense..................................................  2,896    4,498    8,076  16,166
                                                                      ------   ------  ------- -------
       Net revenues..................................................  2,138    2,579    7,396   9,367
                                                                      ------   ------  ------- -------
Non-interest expenses................................................  1,725    1,846    5,450   6,454
                                                                      ------   ------  ------- -------
Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect
  of accounting change...............................................    413      733    1,946   2,913
Provision for income taxes...........................................    132      250      641   1,004
Dividends on preferred securities subject to mandatory redemption....     21       14       65      28
                                                                      ------   ------  ------- -------
Income before extraordinary item and cumulative effect of accounting
  change.............................................................    260      469    1,240   1,881
Extraordinary item...................................................     --      (30)      --     (30)
Cumulative effect of accounting change...............................     --       --       --     (46)
                                                                      ------   ------  ------- -------
   Net income........................................................ $  260   $  439  $ 1,240 $ 1,805
                                                                      ======   ======  ======= =======

   Net revenues were $2,138 million and $7,396 million in the quarter and nine month period ended August 31, 2002, a decrease of 17% and 21% from the comparable periods of fiscal 2001. Net income for the quarter and nine month period ended August 31, 2002 was $260 million and $1,240 million, a decrease of 41% and 31% from the comparable periods of fiscal 2001. Net income in the quarter and nine month period ended August 31, 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings. Net income in the nine month period ended August 31, 2001 also included a $46 million charge from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the extraordinary loss, net income for the quarter ended August 31, 2002 decreased 45% from the comparable period of fiscal 2001. Excluding the extraordinary loss and the cumulative effect of the accounting change, net income for the nine month period ended August 31, 2002 decreased 34% from the comparable period of fiscal 2001. The decreases in net revenues and net income were primarily attributable to lower revenues from the Company's investment banking and sales and trading activities, which were partially offset by lower principal investment losses. Net income in the quarter and nine month period ended August 31, 2002 also reflected lower non-interest expenses, primarily due to lower incentive-based compensation costs. Non-interest expenses in both the quarter and nine month period ended August 31, 2002 included an asset impairment charge of $74 million associated with the Company's aircraft financing business. Net income for the nine month period ended August 31, 2002 included a pre-tax gain (included within other revenues) on the sale of an office tower.

  Investment Banking

   Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 2002 decreased 42% from the comparable period of fiscal 2001. The decrease was due to lower revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions. The Company believes that the difficult economic and market conditions that currently exist are likely to continue to have an adverse impact on its investment banking activities in the foreseeable future.

   Revenues from merger, acquisition and restructuring activities decreased 59% to $149 million in the quarter ended August 31, 2002 from the comparable period of fiscal 2001. The decrease primarily reflected a sharp decline in the volume of global merger and acquisition transaction activity, particularly in the technology, media, telecommunications and financial services sectors. The global market for such transactions continued to be negatively affected by the difficult global economic conditions and uncertainty in the global financial markets. In addition to the decline in transaction volume, the average transaction size also decreased during the quarter ended August 31, 2002 as compared to the prior year period.

   Underwriting revenues declined 24% to $264 million in the quarter ended August 31, 2002 from the comparable period of fiscal 2001.

   Equity underwriting revenues decreased in the quarter ended August 31, 2002 as compared to the prior year period, primarily due to a lower volume of equity offerings, particularly in the technology and financial services sectors.

   Fixed income underwriting revenues decreased in the quarter ended August 31, 2002 as compared to the prior year period, reflecting less favorable market conditions, including higher volatility and widening credit spreads. These conditions contributed to a lower volume of underwriting transactions for structured fixed income products and investment grade and non-investment grade corporate securities.

   Investment banking revenues in the nine month period ended August 31, 2002 decreased 31% to $1,623 million from the comparable period of fiscal 2001. The decrease was attributable to lower revenues from merger, acquisition and restructuring activities, and from underwriting equity and fixed income transactions, reflecting lower levels of transaction volume as a result of the difficult conditions in the global financial markets.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on the Company's securities and loan positions. Decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company also engages in proprietary trading activities for its own account. Principal transaction trading revenues decreased 64% to $328 million in the quarter ended August 31, 2002 from the comparable period of fiscal 2001. The decrease reflected lower levels of fixed income trading revenues and losses from the Company's corporate lending activities, principally mark to market losses on loans.

   Equity trading revenues increased slightly during the quarter ended August 31, 2002 from the comparable period of fiscal 2001, primarily reflecting higher revenues from certain proprietary trading activities and from convertible equity products. The increase in revenues from certain proprietary trading activities and convertible equity products was primarily due to higher trading volumes and higher levels of volatility in the equity markets. Equity trading revenues were negatively affected by the Company's new pricing structure for executing transactions on the NASDAQ (see "Commissions" herein).

   Fixed income trading revenues decreased in the quarter ended August 31, 2002 from the comparable period of fiscal 2001, reflecting lower trading revenues from government and investment grade fixed income securities and commodities, partially offset by higher trading revenues from interest rate derivatives and foreign exchange products. The decrease in government trading revenues was primarily due to less favorable market conditions in comparison with the prior year, reflecting a lack of direction with respect to interest rates. The decrease in investment grade fixed income revenues also reflected a less favorable trading environment, as corporate credit spreads widened due to concerns over corporate bankruptcies, corporate reporting and accounting issues and credit downgrades. Revenues from interest rate derivative products increased due to higher levels of market volatility. Commodity trading revenues decreased significantly as compared with the strong level of revenues recorded during the quarter ended August 31, 2001. The decline was primarily attributable to reduced levels of volatility and liquidity in the energy markets, particularly in the electricity and natural gas sectors. Foreign exchange trading revenues increased due to higher levels of market volatility, as the U.S. dollar continued to depreciate against the yen and the euro during the quarter.

   In addition, principal transaction trading revenues in the quarter ended August 31, 2002 included losses on loans associated with the Company's corporate lending activities, which reflected the continued deterioration in the credit markets.

   Principal transaction net investment losses aggregating $13 million were recorded in the quarter ended August 31, 2002 as compared to net losses of $59 million in the quarter ended August 31, 2001. Fiscal 2002's results primarily included unrealized losses in certain of the Company's principal investments. Fiscal 2001's results include unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting markdowns of non-publicly traded investments.

   Principal transaction trading revenues decreased 57% in the nine month period ended August 31, 2002 from the comparable period of fiscal 2001, primarily reflecting a decline in equity and fixed income trading revenues. The decline in equity trading revenues reflected lower revenues from cash and derivative equity products due to lower levels of market volatility and new issue volume, as well as lower revenues from certain proprietary trading activities. Fixed income trading revenues decreased due to lower government and investment grade fixed income trading revenues, partially offset by higher trading revenues from interest rate derivative products. Commodity trading revenues decreased significantly, primarily due to lower revenues from energy products.

   Principal transaction net investment gains aggregating $1 million were recorded in the nine month period ended August 31, 2002, as compared to net losses of $200 million in the nine month period ended August 31, 2001. Fiscal 2002's results primarily included unrealized gains from investments in certain of the Company's real estate funds, partially offset by unrealized losses in certain of the Company's principal investments. Fiscal 2001's results included unrealized losses in the Company's private equity portfolio and certain other principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities and options. Commission revenues increased 34% and 17% in the quarter and the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in both the quarter and the nine month period was due to higher commission revenues in the U.S. as a result of the impact of a new commission-based pricing structure for executing transactions on the NASDAQ. The increase in the quarter also reflected higher commission revenues in Europe.

   In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities are now included in commission revenues.

  Net Interest

   Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, reverse repurchase and repurchase agreements, trading strategies, customer activity in the Company's prime brokerage business and the prevailing level, term structure and volatility of interest rates. Interest and dividend revenues and interest expense are integral components of trading activities. In assessing the profitability of trading activities, the Company views net interest, commissions and principal trading revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions. Net interest revenues increased 52% and 62% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001, partially reflecting the level and mix of interest earning assets and interest bearing liabilities during the respective periods as well as certain trading strategies. The increase in both periods reflected higher net interest revenues from mortgage-backed products, as well as a decline in interest expense due to a decrease in the Company's average cost of borrowings.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company's private equity and real estate investment activities.

   Asset management, distribution and administration fees increased 20% in the quarter and remained relatively unchanged in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was primarily due to higher management fees from the Company's real estate investment activities.

  Other

   Other revenues primarily consist of net rental and other revenues associated with the Company's aircraft financing business. Other revenues decreased 19% in the quarter and increased 1% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The decrease in the quarter was due to a decline in revenues from the Company's aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft. The increase in the nine month period reflected the inclusion of a gain (of which $53 million was allocated to the Institutional Securities segment) related to the Company's sale of an office tower in the first quarter of fiscal 2002. This increase was partially offset by a decline in revenues from the Company's aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft.

   Net revenues from the Company's aircraft financing business have declined in fiscal 2002 as compared to the prior year, reflecting the slowdown in the commercial aircraft industry in early 2001 that was exacerbated by the events of September 11, 2001. In addition, the sustained reduction in passenger volume has resulted in the grounding of significant numbers of aircraft. Such conditions have contributed significantly to the decline in lease rates for operating lessors, including the Company's aircraft financing business. The Company currently expects these conditions to continue in the foreseeable future.

  Non-Interest Expenses

   Non-interest expenses decreased 7% and 16% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. In both periods, the majority of the decrease was attributable to lower compensation and benefits expense, which decreased 18% and 19% in the quarter and nine month period, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Brokerage, clearing and exchange fees increased 22% and 6% in the quarter and nine month period due to higher brokerage costs associated with global securities trading volume. Professional services expense decreased 9% and 31% in the quarter and nine month period reflecting lower consulting and temporary service costs. Other expenses increased 115% and 9% in the quarter and nine month period primarily due to an asset impairment charge associated with the Company's aircraft financing business (see Note 14 to the condensed consolidated financial statements). In addition, marketing and business development expenses decreased 14% in the nine month period reflecting lower travel and entertainment costs.

                           Individual Investor Group

Statements of Income (dollars in millions)


                                                            Three Months      Nine Months
                                                           Ended August 31, Ended August 31,
                                                           --------------   --------------
                                                            2002     2001    2002     2001
                                                           ------   ------  ------   ------
                                                             (unaudited)      (unaudited)
Revenues:
   Investment banking..................................... $   61   $   87  $  190   $  214
   Principal transactions:
       Trading............................................    129      176     432      613
       Investments........................................    (45)       1     (44)     (11)
   Commissions............................................    288      294     890    1,000
   Asset management, distribution and administration fees.    407      426   1,272    1,310
   Interest and dividends.................................     88      155     281      617
   Other..................................................    115        4     154       31
                                                           ------   ------  ------   ------
       Total revenues.....................................  1,043    1,143   3,175    3,774
   Interest expense.......................................     30       66     102      310
                                                           ------   ------  ------   ------
       Net revenues.......................................  1,013    1,077   3,073    3,464
                                                           ------   ------  ------   ------
Non-interest expenses.....................................  1,005    1,172   3,032    3,548
                                                           ------   ------  ------   ------
Income before income taxes................................      8      (95)     41      (84)
Provision for income taxes................................      3      (37)     17      (26)
                                                           ------   ------  ------   ------
   Net income............................................. $    5   $  (58) $   24   $  (58)
                                                           ======   ======  ======   ======

   Net revenues were $1,013 million and $3,073 million in the quarter and nine month period ended August 31, 2002, a decrease of 6% and 11% from the comparable periods of fiscal 2001. Net income for the quarter and nine month period ended August 31, 2002 was $5 million and $24 million, as compared to net losses of $58 million in the quarter and nine month period ended August 31, 2001. In both periods, the decreases in net revenues were primarily attributable to lower investment banking, principal trading and net interest revenues, principal investment losses and lower asset management, distribution and administration fees. The decrease in net revenues for the nine month period also reflected lower commission revenues. The increase in net income in both periods was due to lower non-interest expenses, including lower compensation costs and a credit of $59 million related to the resolution of a mutual fund litigation matter.

   In May 2002, the Company agreed to sell its self-directed online brokerage accounts to Bank of Montreal's Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within other revenues) and related costs of approximately $50 million (included within non-interest expenses).

   The Company believes that the difficult economic and market conditions that currently exist, including weakened investor confidence and increased risk aversion among individual investors, are likely to continue to have an adverse impact on the results of its Individual Investor Group business.

  Investment Banking

   Investment banking revenues are derived from the Individual Investor Group's distribution of equity and fixed income securities underwritten by the Institutional Securities business. Investment banking revenues decreased 30% and 11% in the quarter and nine month period from the comparable periods of fiscal 2001 due to lower revenues from equity and fixed income underwriting transactions as a result of the difficult conditions in the global financial markets.

  Principal Transactions

   Principal transactions include revenues from customers' purchases and sales of securities in which the Company acts as principal and gains and losses on the Company's securities positions. The Company maintains certain security positions primarily to facilitate Individual Investor Group customer transactions. Principal transaction trading revenues decreased 27% and 30% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The decrease reflected lower levels of equity and fixed income trading revenues.

   Equity trading revenues decreased during the quarter ended August 31, 2002, primarily due to less favorable market conditions. Equity trading revenues were also negatively affected by the Company's new pricing structure for executing transactions on the NASDAQ (see "Commissions" herein).

   Fixed income trading revenues decreased in the quarter ended August 31, 2002 from the comparable period of fiscal 2001, reflecting less favorable market conditions in government and corporate fixed income securities.

   Principal transaction net investment losses aggregating $45 million were recorded in the quarter ended August 31, 2002 as compared to net gains of $1 million in the quarter ended August 31, 2001. Principal transaction net investment losses of $44 million were recorded in the nine month period ended August 31, 2002, as compared to net losses of $11 million in the nine month period ended August 31, 2001. Fiscal 2002's quarter and nine month results primarily reflected the write-down of an equity investment related to the Company's European individual securities business. Fiscal 2001's nine month results primarily reflected unrealized losses in certain of the Company's principal investments.

  Commissions

   Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities, and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 2% in the quarter and 11% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The decrease in the quarter and nine month period was due to lower levels of investor participation in the U.S. equity markets, partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

   In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities are now included in commission revenues.

  Net Interest

   Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 35% and 42% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001, primarily due to lower net interest revenues from brokerage services provided to individual customers, including a decrease in customer margin loans, partially offset by a decline in interest expense due to a decrease in the Company's average cost of borrowings.

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

   Asset management, distribution and administration fees declined 4% in the quarter and 3% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The decrease in both periods was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds, reflecting a decrease in individual investors' mutual fund asset levels. The decrease in the nine month period was partially offset by an increase in revenues from the Company's ICS business.

  Other

   Other revenues primarily include account fees and other miscellaneous service fees. Other revenues were $115 million in the quarter and $154 million in the nine month period ended August 31, 2002 as compared to $4 million and $31 million in the comparable periods of fiscal 2001. The increase in both periods primarily reflected approximately $100 million of revenue received in connection with the sale of the Company's self-directed online brokerage accounts (see "Asset Disposition" herein). The increase in both periods was also due to higher customer account fees. The increase in the nine month period reflected the inclusion of a gain (of which $7 million was allocated to the Individual Investor Group segment) related to the Company's sale of an office tower in the first quarter of fiscal 2002.

  Non-Interest Expenses

   Non-interest expenses decreased 14% and 15% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. In both periods, the majority of the decrease was attributable to lower compensation and benefits expense, which decreased 9% and 10% in the quarter and nine month period, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings as well as lower employment levels. Occupancy and equipment expense decreased 12% in both the quarter and nine month period reflecting lower rent expense resulting from the utilization of alternate facilities after the loss of the World Trade Center complex. Information processing and communication expenses decreased 16% and 20% in the quarter and nine month period due to lower data processing and telecommunication costs. Professional services expense decreased 33% and 41% in the quarter and nine month period reflecting lower consulting costs. Other expenses decreased 45% and 38% in the quarter and nine month period due to the benefit from the resolution of a mutual fund litigation matter and the elimination of goodwill amortization due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". These decreases were partially offset by costs associated with the Company's sale of its self-directed online brokerage accounts (see "Asset Disposition" herein).

                             Investment Management

Statements of Income (dollars in millions)

                                                             Three Months     Nine Months
                                                           Ended August 31, Ended August 31,
                                                           ---------------  --------------
                                                           2002     2001     2002     2001
                                                           ----     ----    ------   ------
                                                           (unaudited)        (unaudited)
Revenues:
   Investment banking..................................... $  8     $ 12    $   25   $   46
   Principal transactions:
       Investments........................................   (6)      (1)       (4)      (1)
   Commissions............................................   11       12        34       33
   Asset management, distribution and administration fees.  522      593     1,657    1,814
   Interest and dividends.................................    9       16        23       57
   Other..................................................    8        7        27       22
                                                           ----     ----    ------   ------
       Total revenues.....................................  552      639     1,762    1,971
   Interest expense.......................................   --        2         1        7
                                                           ----     ----    ------   ------
       Net revenues.......................................  552      637     1,761    1,964
                                                           ----     ----    ------   ------
Non-interest expenses.....................................  323      421     1,071    1,277
                                                           ----     ----    ------   ------
Income before income taxes................................  229      216       690      687
Provision for income taxes................................   93       88       271      279
                                                           ----     ----    ------   ------
   Net income............................................. $136     $128    $  419   $  408
                                                           ====     ====    ======   ======

   Net revenues were $552 million and $1,761 million in the quarter and nine month period ended August 31, 2002, a decrease of 13% and 10% from the comparable periods of fiscal 2001. Net income for the quarter and nine month period ended August 31, 2002 was $136 million and $419 million, an increase of 6% and 3% from the comparable periods of fiscal 2001. In both periods, the increases in net income primarily reflected a decline in non-interest expenses, including the impact of a net pre-tax credit of $27 million associated with certain legal matters, including the resolution of a mutual fund litigation matter. The increase in net income in the nine month period also reflected a pre-tax gain of $13 million (included within other revenues) related to the Company's sale of an office tower in the first quarter of fiscal 2002. In both periods, net income was negatively impacted by lower asset management, distribution and administration fees.

  Investment Banking

   Investment Management generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues decreased 33% and 46% in the quarter and nine month period ended August 31, 2002 from the comparable prior year periods, reflecting a lower volume of Unit Investment Trust sales. Due to the emergence of alternate investment products, the Company does not expect Unit Investment Trust sales volumes and associated investment banking revenues to return to the levels achieved in prior years.

  Principal Transactions

   Principal transaction revenues are generated from net gains and losses on capital investments in certain of the Company's funds and other investments.

   The Company recorded net principal investment losses of $6 million in the quarter and $4 million in the nine month period ended August 31, 2002. In fiscal 2001, the Company recorded net principal investment losses of $1 million in both the quarter and nine month period ended August 31, 2001.

  Commissions

   Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as allocated commission revenues. Commission revenues decreased 8% in the quarter and increased 3% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The decrease in the quarter was due to lower sales volumes of certain Van Kampen funds and insurance products. The increase in the nine month period was due to a higher level of allocated commission revenues, partially offset by the impact of lower sales volumes of certain Van Kampen funds and insurance products.

  Net Interest

   Investment Management generates net interest revenues from certain investment positions as well as from allocated interest revenues and expenses. Net interest revenues declined 36% and 56% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001 due to lower net interest revenues earned on certain investment positions, as well as lower allocated net interest revenues.

  Asset Management, Distribution and Administration Fees

   Asset management, distribution and administration fees primarily include revenues from the management and administration of customer assets. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. Generally, the Company receives fees primarily based upon mutual fund average net assets or quarterly assets for other vehicles.

   The Company's customer assets under management or supervision were as follows:

                                                                     At August 31,
                                                                   -----------------
                                                                   2002         2001
                                                                   ----         ----
                                                                   (dollars in billions)
   Assets under management or supervision by distribution channel:
      Retail...................................................... $252         $292
      Institutional...............................................  172          179
                                                                   ----         ----
          Total................................................... $424         $471
                                                                   ====         ====
   Assets under management or supervision by asset class:
      Equity...................................................... $175         $202
      Fixed Income................................................  127          138
      Money Market................................................   66           69
      Other(1)....................................................   56           62
                                                                   ----         ----
          Total(2)................................................ $424         $471
                                                                   ====         ====

--------
(1)Includes alternative investment vehicles.
(2)Revenues and expenses associated with certain assets are included in the Company's Individual Investor Group and Institutional Securities segments.

   In the quarter and nine month period ended August 31, 2002, asset management, distribution and administration fees decreased 12% and 9% from the comparable periods of fiscal 2001. The decrease in revenues primarily reflected lower fund management fees and other revenues resulting from a decline in the level of average assets under management or supervision. The decrease in both periods also reflected a less favorable asset mix due to a continued shift of customer assets from equity products to fixed income and money market products, which typically generate lower fees.

   As of August 31, 2002, customer assets under management or supervision decreased $47 billion from August 31, 2001. The decrease was attributable to market depreciation, reflecting declines in the global financial markets, coupled with net outflows of customer assets, as redemptions exceeded new sales during the period from September 1, 2001 to August 31, 2002.

  Non-Interest Expenses

   Non-interest expenses decreased 23% and 16% in the quarter and nine month period ended August 31, 2002 from the comparable period of fiscal 2001. In both periods, the majority of the decrease was attributable to lower compensation and benefits expense, which decreased 24% and 17% in the quarter and nine month period, principally reflecting lower incentive-based compensation costs as well as lower employment levels. Occupancy and equipment expense decreased 14% and 15% in the quarter and nine month period, reflecting lower rental expense due to the utilization of alternate facilities after the loss of the World Trade Center complex. Brokerage, clearing and exchange fees increased 17% and 12% in the quarter and nine month period, primarily reflecting a higher level of deferred commission amortization. Marketing and business development expense decreased 32% and 23% in the quarter and nine month period, primarily related to lower marketing and travel and entertainment costs. Other expenses decreased 148% and 86% in the quarter and nine month period, primarily reflecting the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter. In both periods, the decrease in other expenses also reflected a decline in discretionary spending on various operating costs and a decline in goodwill amortization as a result of the Company's adoption of SFAS No. 142.

                                Credit Services

Statements of Income (dollars in millions)

                                                                 Three Months     Nine Months
                                                               Ended August 31, Ended August 31,
                                                               ---------------- ---------------
                                                               2002     2001     2002     2001
                                                               ----     ----    ------   ------
                                                               (unaudited)        (unaudited)
Fees:
   Merchant and cardmember.................................... $364     $362    $1,064   $1,000
   Servicing..................................................  514      434     1,566    1,337
Other.........................................................    3        3         5        3
                                                               ----     ----    ------   ------
       Total non-interest revenues............................  881      799     2,635    2,340
                                                               ----     ----    ------   ------
Interest revenue..............................................  646      674     1,801    2,000
Interest expense..............................................  262      303       789      964
                                                               ----     ----    ------   ------
   Net interest income........................................  384      371     1,012    1,036
Provision for consumer loan losses............................  332      277     1,017      721
                                                               ----     ----    ------   ------
   Net credit income..........................................   52       94        (5)     315
                                                               ----     ----    ------   ------
       Net revenues...........................................  933      893     2,630    2,655
                                                               ----     ----    ------   ------
Non-interest expenses.........................................  614      575     1,744    1,827
                                                               ----     ----    ------   ------
Income before income taxes and cumulative effect of accounting
  change......................................................  319      318       886      828
Provision for income taxes....................................  109      122       313      319
                                                               ----     ----    ------   ------
Income before cumulative effect of accounting change..........  210      196       573      509
Cumulative effect of accounting change........................   --       --        --      (13)
                                                               ----     ----    ------   ------
   Net income................................................. $210     $196    $  573   $  496
                                                               ====     ====    ======   ======

   Net revenues were $933 million and $2,630 million in the quarter and nine month period ended August 31, 2002, an increase of 4% and a decrease of 1% from the comparable periods of fiscal 2001. Net income was $210 million and $573 million in the quarter and nine month period ended August 31, 2002, an increase of 7% and 16% from the comparable periods of fiscal 2001. Net income for the nine month period ended August 31, 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company's adoption of SFAS No. 133 on December 1, 2000. Excluding the cumulative effect of the accounting change, net income for the nine month period ended August 31, 2002 increased 13% from the comparable period of fiscal 2001. The increase in net income for both periods was primarily attributable to higher servicing fees and a lower income tax rate, partially offset by a higher provision for consumer loan losses. The increase in net income for the nine month period also reflected higher merchant and cardmember fees and lower non-interest expenses.

  Non-Interest Revenues

   Total non-interest revenues increased 10% and 13% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001.

   Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, insurance fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus(R) award program, pursuant to which the Company pays Discover Classic Card and Discover Platinum Card cardmembers and Morgan Stanley Card cardmembers electing this feature a percentage of their purchase amounts ranging up to 1% based upon a cardmember's level and type of purchases. Merchant and cardmember fees increased 1% in the quarter and 6% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was due to higher merchant discount revenue partially offset by lower late payment and cash advance fees. The increase in the nine month period was due to higher merchant discount revenue and late payment fees partially offset by lower cash advance fees. The increase in merchant discount revenue in both periods was due to an increase in the average merchant discount rate coupled with a higher level of sales volume. The decrease in cash advance fees in both periods was due to lower cash advance transaction volume. The decrease in late payment fees in the quarter was due to lower fee assessments resulting from fewer delinquent accounts. The increase in late payment fees in the nine month period resulted from the implementation of a tiered fee and the elimination of certain payment features that previously mitigated late charges.

   Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of consumer loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company did not complete any new credit card asset securitization transactions during the third quarter of fiscal 2002. The Company completed credit card asset securitization transactions of $2.8 billion in the nine month period ended August 31, 2002. During fiscal 2001, the Company completed credit card asset securitization transactions of $0.5 billion in the quarter and $7.3 billion in the nine month period ended August 31, 2001. The credit card asset securitization transactions completed during the nine month period ended August 31, 2002 have expected maturities ranging from approximately three to five years from the date of issuance.

   The table below presents the components of servicing fees:

                                          Three Months       Nine Months
                                         Ended August 31, Ended August 31,
                                         ---------------  ----------------
                                          2002    2001      2002     2001
                                         -----   ------   -------  -------
                                              (dollars in millions)
      Merchant and cardmember fees...... $ 183   $  177   $   576  $   547
      Interest revenue..................   995    1,067     3,065    3,233
      Interest expense..................  (219)    (354)     (671)  (1,221)
      Provision for consumer loan losses  (445)    (456)   (1,404)  (1,222)
                                         -----   ------   -------  -------
      Servicing fees.................... $ 514   $  434   $ 1,566  $ 1,337
                                         =====   ======   =======  =======

   Servicing fees are affected by the level of securitized loans, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the amount of cardmember fees earned from securitized loans. Servicing fees increased 18% and 17% in the quarter and nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in both periods was due to higher levels of net interest cash flows primarily as a result of a lower cost of funding. The increase in the nine month period was partially offset by higher credit losses associated with a higher rate of charge-offs related to the securitized portfolio. Net securitization gains and losses on general purpose credit card loans are also included in servicing fees. In the absence of any new securitizations in the quarter, the Company recorded $3 million of net amortization in the quarter related to prior securitization transactions. Net securitization gains of $16 million were recorded in the nine month period ended August 31, 2002. Such amounts reflect a decrease of $6 million and $61 million from the comparable periods of fiscal 2001. Virtually all of the decrease in the quarter and $33 million of the decrease in the nine month period ended August 31, 2002 was attributable to lower levels of new asset securitization transactions in each period. The decrease in net securitization gains also reflected modifications to certain assumptions in the gain calculations made during fiscal 2001, which increased the gain in the nine month period ended August 31, 2001 by approximately $24 million. The assumptions modified by the

Company in fiscal 2001 were the net interest rate spread and the net charge-off rate. The assumed net interest rate spread increased, reflecting the projection of a lower interest rate environment and the resulting lower interest expense (i.e., cost of funding) on variable-rate securitizations, partially offset by an estimated lower yield on credit card receivables attributable to estimated lower interest rates and higher charge-offs of interest. The assumed net charge-off rate increased, reflecting an increase in the projected charge-off rate attributable to weakening economic conditions and its impact on the Company's credit card portfolio. Additionally, net securitization gains were lower by approximately $4 million in the nine month period ended August 31, 2002 due to a higher percentage of new securitization transactions with a fixed rate cost of funds. The net securitization gains related to these fixed rate transactions were negatively impacted by the higher assumed net charge-off rate without the offsetting effect of the lower assumed cost of funds that positively impacted the new securitization transactions issued at a variable rate.

  Net Interest Income

   Net interest income represents the difference between interest revenue derived from consumer loans and short-term investment assets and interest expense incurred to finance those loans and assets. Assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of any interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company's right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future.

   Net interest income increased 4% in the quarter and decreased 2% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in the quarter was primarily due to a decline in interest expense, partially offset by a lower yield on average general purpose credit card loans. The decrease in the nine month period was primarily due to lower levels of average general purpose credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average general purpose credit card loans in the nine month period was due to higher levels of average securitized loans. The Company's increased focus on credit quality has also contributed to the reduced growth of the consumer loan portfolio. The lower yield on general purpose credit card loans for both periods was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs of interest. The decrease in interest expense for both periods was primarily due to a decrease in the Company's average cost of borrowings, coupled with a lower level of interest bearing liabilities. The Company's average cost of borrowings were 5.41% and 6.09% for the quarters and 5.36% and 6.34% for the nine month periods ended August 31, 2002 and 2001, respectively. The decline in the average cost of borrowings reflected the Fed's aggressive easing of interest rates during 2001.

   The following tables present analyses of average balance sheets and interest rates for the quarters and nine month periods ended August 31, 2002 and 2001 and changes in net interest income during those periods:

Average Balance Sheet Analysis

                                                                 Three Months Ended August 31,
                                                       ------------------------------------------------
                                                                 2002                   2001(3)
                                                       -----------------------  -----------------------
                                                       Average                  Average
                                                       Balance   Rate  Interest Balance   Rate  Interest
                                                       -------  -----  -------- -------  -----  --------
                                                                     (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans..................... $20,476  11.86%  $ 612   $20,407  12.15%  $ 625
Other consumer loans..................................   1,262   5.99      19       933   7.47      18
Investment securities.................................      57   1.49      --       255   3.51       2
Other.................................................   2,378   2.47      15     2,539   4.65      29
                                                       -------          -----   -------          -----
       Total interest earning assets..................  24,173  10.60     646    24,134  11.09     674
Allowance for loan losses.............................    (902)                    (789)
Non-interest earning assets...........................   2,040                    2,144
                                                       -------                  -------
       Total assets................................... $25,311                  $25,489
                                                       =======                  =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $   974   1.54%  $   4   $ 1,377   3.53%  $  12
   Brokered...........................................  10,390   5.87     154     9,040   6.60     151
   Other time.........................................   1,789   4.88      22     3,082   5.92      46
                                                       -------          -----   -------          -----
       Total interest bearing deposits................  13,153   5.41     180    13,499   6.13     209
Other borrowings......................................   6,045   5.41      82     6,251   5.99      94
                                                       -------          -----   -------          -----
       Total interest bearing liabilities.............  19,198   5.41     262    19,750   6.09     303
Shareholder's equity/other liabilities................   6,113                    5,739
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $25,311                  $25,489
                                                       =======                  =======
Net interest income...................................                  $ 384                    $ 371
                                                                        =====                    =====
Net interest margin(1)................................                   6.30%                    6.10%
Interest rate spread(2)...............................           5.19%                    5.00%

--------
(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Average Balance Sheet Analysis

                                                                 Nine Months Ended August 31,
                                                       ------------------------------------------------
                                                                 2002                   2001(3)
                                                       -----------------------  -----------------------
                                                       Average                  Average
                                                       Balance   Rate  Interest Balance   Rate  Interest
                                                       -------  -----  -------- -------  -----  --------
                                                                     (dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans..................... $20,730  10.94%  $1,702  $21,084  11.52%  $1,824
Other consumer loans..................................   1,165   6.05       53      799   8.07       48
Investment securities.................................      59   1.52        1      570   5.21       22
Other.................................................   2,473   2.48       45    2,406   5.86      106
                                                       -------          ------  -------          ------
       Total interest earning assets..................  24,427   9.82    1,801   24,859  10.72    2,000
Allowance for loan losses.............................    (877)                    (787)
Non-interest earning assets...........................   2,156                    2,145
                                                       -------                  -------
       Total assets................................... $25,706                  $26,217
                                                       =======                  =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing deposits
   Savings............................................ $ 1,051   1.59%  $   13  $ 1,622   4.70%  $   57
   Brokered...........................................   9,527   6.10      436    8,950   6.68      449
   Other time.........................................   2,141   5.18       83    3,034   6.10      139
                                                       -------          ------  -------          ------
       Total interest bearing deposits................  12,719   5.57      532   13,606   6.31      645
Other borrowings......................................   6,877   4.97      257    6,664   6.38      319
                                                       -------          ------  -------          ------
       Total interest bearing liabilities.............  19,596   5.36      789   20,270   6.34      964
Shareholder's equity/other liabilities................   6,110                    5,947
                                                       -------                  -------
       Total liabilities and shareholder's equity..... $25,706                  $26,217
                                                       =======                  =======
Net interest income...................................                  $1,012                   $1,036
                                                                        ======                   ======
Net interest margin(1)................................                    5.52%                    5.55%
Interest rate spread(2)...............................           4.46%                    4.38%

--------
(1)Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)Certain prior-year information has been reclassified to conform to the current year's presentation.

Rate/Volume Analysis

                                            Three Months Ended       Nine Months Ended
                                             August 31, 2002          August 31, 2002
                                                 vs. 2001                 vs. 2001
                                            ----------------------  ----------------------
                                            Increase/(Decrease) Due Increase/(Decrease) Due
                                              to Changes in:           to Changes in:
                                            ----------------------  ----------------------
                                            Volume   Rate    Total  Volume   Rate   Total
                                            ------   ----    -----  ------  -----   -----
                                                     (dollars in millions)
INTEREST REVENUE
General purpose credit card loans..........  $  2    $(15)   $(13)   $(31)  $ (91)  $(122)
Other consumer loans.......................     6      (5)      1      22     (17)      5
Investment securities......................    (2)     --      (2)    (20)     (1)    (21)
Other......................................    (2)    (12)    (14)      3     (64)    (61)
                                                             ----                   -----
       Total interest revenue..............     1     (29)    (28)    (34)   (165)   (199)
                                                             ----                   -----
INTEREST EXPENSE
Interest bearing deposits:
   Savings.................................    (3)     (5)     (8)    (20)    (24)    (44)
   Brokered................................    22     (19)      3      29     (42)    (13)
   Other time..............................   (19)     (5)    (24)    (41)    (15)    (56)
                                                             ----                   -----
       Total interest bearing deposits.....    (5)    (24)    (29)    (42)    (71)   (113)
Other borrowings...........................    (3)     (9)    (12)     10     (72)    (62)
                                                             ----                   -----
       Total interest expense..............    (8)    (33)    (41)    (32)   (143)   (175)
                                                             ----                   -----
Net interest income........................  $  9    $  4    $ 13    $ (2)  $ (22)  $ (24)
                                             ====     ====   ====    ====   =====   =====

   The supplemental table below provides average managed loan balance sheet and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information

                                                            Three Months Ended August 31,
                                                 ---------------------------------------------------
                                                           2002                     2001(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal.  Rate  Interest Avg. Bal.  Rate  Interest
                                                 --------- -----  -------- --------- -----  --------
                                                                (dollars in millions)
General purpose credit card loans...............  $49,344  12.86%  $1,600   $49,825  13.34%  $1,676
Total interest earning assets...................   53,554  12.16    1,641    54,384  12.70    1,741
Total interest bearing liabilities..............   48,578   3.93      481    50,000   5.21      657
General purpose credit card interest rate spread            8.93                      8.13
Interest rate spread............................            8.23                      7.49
Net interest margin.............................            8.59                      7.91
                                                            Nine Months Ended August 31,
                                                 ---------------------------------------------------
                                                           2002                     2001(1)
                                                 ------------------------- -------------------------
                                                 Avg. Bal.  Rate  Interest Avg. Bal.  Rate  Interest
                                                 --------- -----  -------- --------- -----  --------
                                                                (dollars in millions)
General purpose credit card loans...............  $49,701  12.71%  $4,743   $49,588  13.45%  $5,005
Total interest earning assets...................   53,972  12.01    4,866    54,192  12.86    5,233
Total interest bearing liabilities..............   49,141   3.96    1,460    49,604   5.87    2,185
General purpose credit card interest rate spread            8.75                      7.58
Interest rate spread............................            8.05                      6.99
Net interest margin.............................            8.41                      7.49

--------
(1) Certain prior-year information has been reclassified to conform to the current year's presentation.

  Provision for Consumer Loan Losses

   The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company's allowance for consumer loan losses was $927 million at August 31, 2002 and $847 million at November 30, 2001.

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

   The Company uses a systematic and consistently applied approach in determining the allowance for consumer loan losses. The amount of the allowance is established through a process that begins with estimates of the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In addition, the Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

   The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectible, increased 20% in the quarter and 41% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. The increase in both periods was due to higher net charge-off rates. The increase in the nine month period was partially offset by lower levels of average general purpose credit card loans. In addition, to reflect the impact of the continued difficult economic environment on its credit card portfolio and an adverse trend in bankruptcy filings, the Company recorded a provision for consumer loan loss expense that exceeded the amount of net consumer loans charged off by $25 million and $75 million in the quarter and nine month period ended August 31, 2002.

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

   During the quarter and the nine month period ended August 31, 2002, net charge-offs increased in both the owned and managed portfolios as compared to the fiscal 2001 periods. In the U.S., weak economic conditions, coupled with the seasoning of the Company's general purpose credit card loan portfolio and a higher level of bankruptcy filings, contributed to the higher net charge-off rates. Although the delinquency rate of the Company's managed credit card portfolio in the greater than 90-day category improved modestly as compared to the quarters ended May 31, 2002 and August 31, 2001, the rate of net charge-offs may be higher in future periods if weak economic conditions continue to persist.

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

   The following table presents owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Asset Quality

                                      August 31, 2002   August 31, 2001  November 30, 2001
                                     ----------------  ----------------  ----------------
                                      Owned   Managed   Owned   Managed   Owned   Managed
                                     -------  -------  -------  -------  -------  -------
                                                     (dollars in millions)
General purpose credit card loans
  at period-end..................... $21,840  $49,677  $20,194  $49,704  $20,085  $49,332
General purpose credit card loans
  contractually past due as a
  percentage of period-end general
  purpose credit card loans:........
   30 to 89 days....................    2.99%   3.23 %   3.33 %   3.70 %   3.43 %   3.83 %
   90 to 179 days...................    2.39%   2.49 %    2.35%   2.61 %   2.74 %   3.02 %
Net charge-offs as a percentage of
  average general purpose credit
  card loans (year-to-date).........    6.02%   6.27 %   4.49 %   5.19 %   4.76 %   5.36 %

  Non-Interest Expenses

   Non-interest expenses increased 7% in the quarter and decreased 5% in the nine month period ended August 31, 2002 from the comparable periods of fiscal 2001. Compensation and benefits expense increased 11% in the quarter, principally reflecting an increase in compensation accruals and personnel benefits. Marketing and business development expenses increased 16% in the quarter due to higher advertising costs, which reflected the timing of advertising campaigns. The Company currently expects marketing and business development expense to increase in the fourth quarter as compared to the third quarter of fiscal 2002. Professional services expense increased 22% in the quarter, attributable to higher consulting expenses associated with international operations and higher domestic collection and legal fees. Other expenses decreased 12% in the quarter related to lower inquiry fees associated with fewer new account applications and lower costs associated with cardmember fraud. The decrease in non-interest expenses in the nine month period primarily reflected lower marketing and business development expenses, which decreased 22% due to lower advertising, telemarketing and direct mailing costs, principally reflecting the timing of advertising campaigns.

Liquidity and Capital Resources

   The Company's total assets increased to $516.8 billion at August 31, 2002 from $482.6 billion at November 30, 2001, primarily attributable to increases in financial instruments owned, including corporate and other debt, derivative contracts, U.S. government and agency securities and other sovereign government obligations, securities borrowed and securities purchased under agreements to resell. A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

                                                               Balance at
                                                          ---------------------------
                                                          August 31,     November
                                                             2002        30, 2001
                                                          ----------     --------
                                                          (dollars in millions, except
                                                          ratio and per share data)
  Total assets...........................................  $516,772      $482,628
                                                           ========      ==========
  Adjusted assets(1).....................................  $361,517      $338,957
                                                           ========      ==========
  Leverage ratio(2)......................................      24.4x         23.6x
                                                           ========      ==========
  Adjusted leverage ratio(3).............................      17.1x         16.5x
                                                           ========      ==========
  Book value per share(4)................................  $  19.59      $  18.64
                                                           ========      ==========

--------
(1) Adjusted assets represent total assets less the sum of (i) assets that were recorded under certain provisions of SFAS No. 140, (ii) the lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase, (iii) the lesser of securities borrowed or securities loaned, (iv) segregated customer cash balances and (v) goodwill.
(2) Leverage ratio equals total assets divided by tangible shareholders' equity ($21,179 million at August 31, 2002 and $20,488 million at November 30,
    2001). For purposes of this calculation, tangible shareholders' equity includes preferred and common equity and Preferred Securities Subject to Mandatory Redemption, less goodwill.
(3) Adjusted leverage ratio equals adjusted assets divided by tangible shareholders' equity.
(4) Book value per share equals common shareholders' equity divided by common shares outstanding of 1,093 million at August 31, 2002 and at November 30, 2001.

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

   The Company views return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group's results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. In addition, the Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries' equity. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends.

   The Company funds its balance sheet on a global basis. The Company raises funding for its Institutional Securities, Individual Investor Group and Investment Management businesses through diverse sources. These sources include the Company's capital, including equity and long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company's bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

   The funding sources utilized for the Company's Credit Services business include the Company's capital, including equity and long-term debt; asset-backed securitizations; deposits; Federal Funds; and short-term bank notes. The Company sells consumer loans through asset securitizations using several transaction structures, including an extendible asset-backed certificate program.

   The asset securitization market is a significant source of funding for the Company's Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company's other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit Services business are accounted for as sales, i.e., off-balance sheet transactions in accordance with U.S. generally accepted accounting principles (see Notes 1 and 5 to the condensed consolidated financial statements). In connection with its Discover Card securitization program, the Company transfers credit card receivables, on a revolving basis, to the Discover Card Master Trust I (the "Trust"), which issues asset-backed securities that are registered with the Securities and Exchange Commission or privately placed. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements ("economic early amortization").

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

   The Company's bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold directly to cardmembers and savings deposits from Individual Investor Group clients. Brokered deposits consist primarily of certificates of deposit issued by the Company's bank subsidiaries. Other time deposits include certificates of deposit.

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

   In connection with certain over-the-counter trading agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor's or Moody's Investors Service. At August 31, 2002, the amount of additional collateral that would be required in the event of a one notch downgrade was approximately $400 million.

   As of September 30, 2002, the Company's credit ratings were as follows:

                                             Commercial Paper Senior Debt
                                             ---------------- -----------
      Dominion Bond Rating Service Limited.. R-1 (middle)       AA (low)
      Fitch Ratings.........................     F1+              AA-
      Moody's Investors Service.............     P-1              Aa3
      Rating and Investment Information, Inc     a-1+              AA
      Standard & Poor's(1)..................     A-1+             AA-

--------
(1)In August 2002, Standard & Poor's placed the Company's commercial paper and senior debt credit ratings on CreditWatch with negative implications.

   As the Company operates globally and derives revenues in various currencies, foreign currency management is a key element of the Company's financial policies. The Company benefits from operating in several different currencies because weakness in any particular currency often is offset by strength in another currency. The Company closely monitors its exposure to fluctuations in currencies and, where cost-justified, adopts strategies to reduce the impact of these fluctuations on the Company's financial performance. These strategies include engaging in various hedging activities to manage income and cash flows denominated in foreign currencies and using foreign currency borrowings, when appropriate, to finance investments outside the U.S.

   During the nine month period ended August 31, 2002, the Company issued senior notes aggregating $10,605 million, including non-U.S. dollar currency notes aggregating $1,962 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates ("LIBOR") trading levels. At August 31, 2002, the aggregate outstanding principal amount of the Company's Senior Indebtedness (as defined in the Company's public debt shelf registration statements) was approximately $91.0 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Between August 31, 2002 and September 30, 2002, the Company's long-term borrowings, net of repayments and repurchases, decreased by approximately $112 million.

   During the nine month period ended August 31, 2002, the Company purchased $671 million of its common stock through open market purchases. Subsequent to August 31, 2002 and through September 30, 2002, the Company purchased an additional $121 million of its common stock through a combination of open market purchases and settlement of put options.

   In an effort to enhance its ongoing stock repurchase program, the Company may sell put options on shares of its common stock to third parties. These put options entitle the holder to sell shares of the Company's common stock to the Company on certain dates at specified prices. As of August 31, 2002, put options were outstanding on an aggregate of 3.0 million shares of the Company's common stock. These put options have expiration dates that range from September 2002 through November 2002 with strike prices ranging from $39.76 to $40.10. The Company may elect cash settlement of the put options instead of taking delivery of the stock.

   The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies.

   The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the "Morgan Stanley Facility"). Under the terms of the Morgan Stanley Facility, the banks are committed to provide up to $5.5 billion. The Morgan Stanley Facility contains restrictive covenants, which require, among other things, that the Company maintain specified levels of shareholders' equity. At August 31, 2002, the Company maintained a $7.9 billion surplus shareholders' equity as compared with the Morgan Stanley Facility's restrictive covenant requirement. The Company believes that the covenant restrictions will neither impair its ability to obtain funding under the Morgan Stanley Facility nor impair its ability to pay its current level of dividends. At August 31, 2002, no borrowings were outstanding under the Morgan Stanley Facility.

   The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated ("MS&Co."), one of the Company's U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the "MS&Co. Facility"). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. The credit agreement contains restrictive covenants, which require, among other things, that MS&Co. maintain specified levels of consolidated stockholder's equity and Net Capital, each as defined in the MS&Co. Facility. At August 31, 2002, MS&Co. maintained a $2.4 billion surplus consolidated stockholder's equity and a $3.5 billion surplus Net Capital. The Company believes that the restrictive covenants will not impair its ability to secure loan arrangements, letters of credit and other financial accommodations under the MS&Co. Facility. At August 31, 2002, no borrowings were outstanding under the MS&Co. Facility.

   The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited ("MSIL"), the Company's London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the "MSIL Facility") by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. The facility agreement contains restrictive covenants which require, among other things, that MSIL maintain specified levels of Shareholder's Equity and Financial Resources, each as defined in the MSIL Facility. At August 31, 2002, MSIL maintained a $1.3 billion surplus Shareholder's Equity and a $1.9 billion surplus Financial Resources. The Morgan Stanley Facility's restrictive covenants described above apply to the Company as guarantor. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSIL Facility. At August 31, 2002, no borrowings were outstanding under the MSIL Facility.

   Morgan Stanley Japan Limited ("MSJL"), the Company's Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL's unsecured borrowings (the "MSJL Facility"). The Morgan Stanley Facility's restrictive covenants described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen. The Company believes that the restrictive covenants will not impair its ability to obtain funding under the MSJL Facility. At August 31, 2002, no borrowings were outstanding under the MSJL Facility.

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

Commitments and Less Liquid Assets

   The Company's commitments associated with outstanding letters of credit, private equity and other principal investment activities and financing commitments as of August 31, 2002 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

                                                   Remaining   Fiscal    Fiscal
                                                  Fiscal 2002 2003-2004 2005-2006 Thereafter  Total
                                                  ----------- --------- --------- ---------- -------
                                                                (dollars in millions)
Letters of credit(1).............................   $2,186     $1,346    $   --     $   --   $ 3,532
Private equity and other principal investments(1)       50        237        98        203       588
Financing commitments to investment grade
  counterparties(1)..............................      289      6,510       962      3,280    11,041
Financing commitments to non-investment grade
  counterparties(1)..............................      123        290       257        754     1,424
                                                    ------     ------    ------     ------   -------
       Total.....................................   $2,648     $8,383    $1,317     $4,237   $16,585
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

   At August 31, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $34 billion and $44 billion, respectively.

   At August 31, 2002, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.3 billion, aircraft assets of $4.8 billion and goodwill of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company's private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings and certain senior secured loans and positions also are not highly liquid.

   At August 31, 2002, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company's investments in its real estate funds.

   In connection with the Company's fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments ("high-yield instruments"). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company's credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company has credit and other risk policies and procedures to monitor total inventory positions and risk concentrations for high-yield instruments that are administered in a manner consistent with the Company's overall risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company's condensed consolidated statements of income. At August 31, 2002 and November 30, 2001, the Company had high-yield instruments owned with a market value of approximately $3.1 billion and $1.3 billion, respectively, and had high-yield instruments sold, not yet purchased, with a market value of $0.9 billion and $0.5 billion, respectively.

   In connection with certain of its business activities, the Company provides, on a selective basis, through certain of its subsidiaries (including Morgan Stanley Bank), financing or financing commitments to companies in the form of senior and subordinated debt, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and funding commitments typically are secured against the borrower's assets (in the case of senior loans), have varying maturity dates, and are generally subject to certain representations, warranties and contractual conditions applicable to the borrower. As part of these activities, the Company may syndicate and trade certain of these loans. At August 31, 2002 and November 30, 2001, the aggregate value of investment grade loans and positions was $0.3 billion and $1.5 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.3 billion and $1.4 billion, respectively. In connection with these business activities (which includes the loans and positions discussed above and the financing commitments included in the table on page
51), the Company had hedges with a notional amount of $5.0 billion at August 31, 2002 and $1.4 billion at November 30, 2001. Requests to provide financing or financing commitments in connection with certain investment banking activities will continue and may grow in the future.

   At August 31, 2002, financial instruments owned by the Company included derivative products (generally in the form of futures, forwards, options, swaps, including credit default swaps, caps, collars, floors, swap options and similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets) that had an aggregate fair value of $39.5 billion. The fair value of all derivative products in a gain position at August 31, 2002 represents the Company's maximum current exposure to derivatives related credit risk. Derivative products may have both on- and off-balance sheet risk implications, depending on the nature of the contract. However, in many cases derivatives serve to reduce, rather than increase, the Company's exposure to losses from market, credit and other risks. The risks associated with the Company's derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company's overall risk management policies and procedures. The Company manages its credit exposure to derivative products through various means, which include reviewing counterparty financial soundness periodically; entering into master netting agreements and collateral arrangements with counterparties in appropriate circumstances; and limiting the duration of exposure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

   As of August 31, 2002, Aggregate Value-at-Risk ("VaR"), incorporating substantially all financial instruments generating market risk that are primarily managed by the Company's institutional trading businesses, measured at a 99% confidence level with a one-day time horizon, was $56 million. Aggregate VaR decreased from $66 million at May 31, 2002, as a decrease in equity price VaR was partially offset by an increase in interest rate VaR. The decrease in equity price VaR resulted primarily from the reduction of a concentrated single-name exposure that existed at May 31, 2002. The increase in interest rate VaR is due primarily to improvements in the modeling of credit-sensitive products. Absent such improvements, at August 31, 2002 interest rate VaR would have been $43 million and Aggregate VaR would have been $51 million. These modeling improvements reflect the Company's continuing efforts to enhance its risk-measurement processes, including an improvement to the VaR methodology applied to certain mortgage and asset-backed security and loan products. For a summary of the Company's trading and related market risk profile during the course of the quarter ended August 31, 2002, see the average VaR for each of the Company's primary risk categories in the table below.

   The Company uses VaR as one of a range of risk management tools and notes that VaR values should be interpreted in light of the method's strengths and limitations. For a further discussion of the Company's risk management policies and control structure, refer to the "Risk Management" section of the Form 10-K.

   The table below presents VaR for each of the Company's primary risk exposures and on an aggregate basis at August 31, 2002, May 31, 2002 and November 30, 2001. This measure of VaR incorporates substantially all of the Company's trading-related market risks. Aggregate VaR also incorporates certain non-trading positions, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of August 31, 2002, May 31, 2002 and November 30, 2001, and, therefore, the table below does not separately report trading and non-trading VaRs.

                                                99%/One-Day VaR
                                    ----------------------------------------
                                    At August 31, At May 31, At November 30,
    Primary Market Risk Category        2002         2002         2001
    ----------------------------    ------------- ---------- ---------------
                                         (dollars in millions, pre-tax)
    Interest rate..................      $51         $ 39          $30
    Equity price...................       16           50           23
    Foreign exchange rate..........        5            6            6
    Commodity price................       25           24           24
                                         ---         ----          ---
    Subtotal.......................       97          119           83
    Less diversification benefit(1)       41           53           41
                                         ---         ----          ---
    Aggregate VaR..................      $56         $ 66          $42
                                         ===         ====          ===

--------
(1)Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

   In order to facilitate comparisons with other global financial services firms, Aggregate 95%/one-day VaR at August 31, 2002 was $40 million.

   The table below presents the high, low and average 99%/one-day Aggregate trading VaR over the course of the quarter ended August 31, 2002 for substantially all of the Company's institutional trading activities. Certain market risks included in the quarter-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public-company equity positions recorded as principal investments by the Company and certain funding liabilities related to institutional trading positions).

                                              Daily 99%/One-Day VaR
                                              for the Quarter Ended
                                              August 31, 2002
                                              -------------------------
                 Primary Market Risk Category High         Low    Average
                 ---------------------------- ----         ---    -------
                                              (dollars in millions, pre-tax)
                    Interest rate............ $52          $39      $45
                    Equity price.............  49           14       22
                    Foreign exchange rate....  11            5        7
                    Commodity price..........  25           19       22
                    Aggregate trading VaR....  72           45       54

   The histogram below presents the Company's daily 99%/one-day VaR for its institutional trading activities during the quarter ended August 31, 2002:



Description of Histogram: The horizontal axis of the chart categorizes the 99%/ one-day Value-at-Risk into numerical ranges. The vertical axis of the chart indicates the number of trading days that Value-at-Risk fell into a given numerical range. The histogram shows that distribution of daily 99%/one-day Value-at-Risk during the quarter ended August 31, 2002 was:


Daily 99%/One-Day VaR
(dollars in millions)              Number of Days
---------------------              --------------

   less than 40                            0
   40 to 43                                0
   43 to 46                                2
   46 to 49                               16
   49 to 52                               16
   52 to 55                               12
   55 to 58                                5
   58 to 61                                4
   61 to 64                                4
   64 to 67                                3
   67 to 70                                0
   70 to 73                                2
   73 to 76                                0
   76 to 79                                0
   79 to 82                                0
   82 to 85                                0
   greater than 85                         0

   The histogram below presents the distribution of daily net revenues during the quarter ended August 31, 2002 for the Company's institutional trading businesses (net of interest expense and including commissions and primary revenue credited to the trading businesses):



Description of Histogram: The horizontal axis of the chart categorizes daily net revenue of the institutional trading businesses into numerical ranges. The vertical axis of the chart indicates the number of trading days that revenue fell into a given numerical range. The histogram shows that distribution of daily institutional trading revenue during the quarter ended August 31, 2002 was:

Daily Net Revenue of the Institutional
        Trading  Business
       (dollars in millions)                 Number of Days
--------------------------------------      --------------
          less than -15                            0
         -15 to -10                                1
         -10 to -5                                 2
          -5 to 0                                  0
           0 to 5                                  2
           5 to 10                                 6
          10 to 15                                 6
          15 to 20                                 8
          20 to 25                                 6
          25 to 30                                13
          30 to 35                                 4
          35 to 40                                 5
          40 to 45                                 1
          45 to 50                                 4
          50 to 55                                 2
          55 to 60                                 0
          60 to 65                                 3
          65 to 70                                 1
          70 to 75                                 1
          75 to 80                                 0
          80 to 85                                 0
          85 to 90                                 0
          greater than 90                          0


   As of August 31, 2002, the level of interest rate risk exposure associated with the Company's consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2001.

Derivatives

   With respect to certain derivative transactions, the Company requires collateral, principally cash and U.S. government and agency securities, from its counterparties to reduce default risk. The following table presents a summary of counterparty credit ratings for the replacement cost of over-the-counter derivatives in a gain position by maturity at August 31, 2002. In addition, collateral received by the Company is presented by the credit rating of the counterparties providing the collateral. The following table includes credit exposure only from over-the-counter derivative transactions and does not include other credit exposures, such as the Company's senior lending activities:

                                          Years To Maturity
                                    -----------------------------
                                     Less                         Cross-Maturity  Net-Exposure   Net-Exposure
         Credit Rating(1)           than 1   1-3    3-5   Over 5    Netting(2)   Pre-Collateral Post-Collateral
         ----------------           ------- ------ ------ ------- -------------- -------------- ---------------
                                                               (dollars in millions)
AAA................................ $   642 $  796 $2,035 $ 4,142    $ (2,295)      $ 5,320         $ 3,267
AA.................................   4,078  2,216  2,211   6,535      (3,822)       11,218           7,892
A..................................   4,038  3,433  1,481   3,790      (3,379)        9,363           5,878
BBB................................   1,250    896    631   1,830        (989)        3,618           3,093
Non-investment grade...............   2,473  1,495  1,065   3,749      (1,177)        7,605           3,723
                                    ------- ------ ------ -------    --------       -------         -------
       Total....................... $12,481 $8,836 $7,423 $20,046    $(11,662)      $37,124         $23,853
                                    ======= ====== ====== =======    ========       =======         =======

--------
(1)Credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department.
(2)Represents netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category.

Item 4.    Controls and Procedures

   Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II  OTHER INFORMATION

Item 1.   Legal Proceedings

   (a) The following matters have been commenced against the Company.

   In re Turkcell Iletisim Hizmetleri, A.S. Securities Litigation. In November 2000, a class action was filed in the U.S. District Court for the Southern District of New York ("SDNY") against Turkcell Iletisim Hizmetleri A.S., a Turkish telecommunications company ("Turkcell"), certain officers of Turkcell, and six underwriters of Turkcell's initial public offering ("IPO"), including the Company. Turkcell offered 96 million American Depositary Shares ("ADSs") to the public in its July 11, 2000 IPO, at a price of $17.60 per ADS. The complaint was subsequently consolidated with several other class action complaints. Plaintiffs filed a consolidated and amended complaint on March 29, 2001, which purports to cover a class of purchasers of Turkcell ADSs between the IPO and September 21, 2000. The complaint alleges that the registration statement and prospectus contained materially false and misleading information (and/or omitted facts necessary to make statements not misleading) concerning Turkcell's operating income and the rate at which Turkcell was losing customers. The complaint asserts a claim under Section 11 of the Securities Act of 1933 against all defendants and seeks unspecified compensatory damages, costs, expenses and attorneys' fees. On November 1, 2001, the court granted defendants' motion to dismiss claims concerning Turkcell's operating income, but denied the motion with respect to claims relating to the rate at which Turkcell was losing customers. On August 22, 2002, the court granted plaintiffs' motion for class certification.

   Official Committee of Unsecured Creditors of Sunbeam Corporation v. Morgan Stanley & Co. Inc., et al. In July 2001, the Official Committee of Unsecured Creditors of Sunbeam filed an adversary proceeding on behalf of the estate of Sunbeam in the Bankruptcy Court of the SDNY against the Company, one of its affiliates, and two other financial institutions. The complaint alleges that the Company acted with gross negligence and aided and abetted fraud and breach of fiduciary duty in connection with advice given to Sunbeam's board of directors concerning Sunbeam's acquisition of three companies in 1998 and the offering of subordinated debt to finance the acquisitions. The complaint also asserts causes of action for equitable subordination and fraudulent transfer against all the defendants and one for setoff against the Company and its affiliate. The complaint seeks compensatory and punitive damages. An amended complaint was filed on September 6, 2001. All defendants moved to dismiss the amended complaint on October 1, 2001, which motions are pending. On September 6, 2002, Sunbeam filed the Debtor's Second Amended Disclosure Statement and Plan of Reorganization, which would provide for the dismissal with prejudice of the adversary proceeding if the Plan were approved by the Court. On October 4, 2002, the Court held a hearing on the adequacy of the Disclosure Statement, and allowed Sunbeam to distribute the Disclosure Statement to the creditors, subject to some changes to the description of the adversary proceeding. The Court also set a date for a hearing on Plan confirmation in late November 2002.

   EEOC Matter. On September 10, 2001, the U.S. Equal Employment Opportunity Commission (the "EEOC") filed suit against the Company in the SDNY alleging that since 1995 the Company engaged in a pattern or practice of discrimination against Allison Schieffelin, a former employee, and other females who have held the positions of associate, vice-president, executive director or managing director in the Company's Institutional Equity Division in pay, promotion and other terms, conditions and privileges of employment and seeking compensatory and punitive damages. The EEOC also alleges that the Company retaliated against Schieffelin. On the same date, Schieffelin filed a motion to intervene in the EEOC action, along with a complaint alleging that she had been discriminated against because of her sex on the same basis. Schieffelin also alleged that she had been retaliated against. On October 15, 2001, the court granted Schieffelin's motion to intervene. On September 4, 2002, the court entered an order permitting the EEOC to amend its complaint to include all Institutional Equity Division female exempt non-officers eligible to be promoted to vice president, including associates and professionals.

   (b) The following developments have occurred with respect to certain matters previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2002 and May 31, 2002.

   Term Trust Matters. On July 29, 2002, the National Adjudicatory Council of the National Association of Securities Dealers Regulation, Inc. affirmed the hearing panel's dismissal of all charges against Morgan Stanley DW Inc. and both individual respondents.

   Electricity Trading Matters. With respect to the purported class actions in California, Morgan Stanley Capital Group, Inc. ("MSCG") filed motions to dismiss or stay on July 11, 2002.

   On October 1, 2002, MSCG received a subpoena from the Commodities Futures Trading Commission ("CFTC") in connection with that agency's ongoing investigation of certain trading by energy and power marketing firms. MSCG is cooperating with the CFTC in responding to the subpoena.

   IPO Allocation Matters. In the Ask Jeeves matter, on July 24, 2002, plaintiffs filed a motion to transfer the case to the SDNY to be coordinated with the class action securities suits, captioned In re Initial Public Offering Securities Litigation. Defendants opposed that motion, and on August 21, 2002, underwriter defendants filed a motion for judgment on the pleadings.

   On October 9, 2002, the U.S. Securities and Exchange Commission (which is conducting a joint inquiry with the New York Stock Exchange and the National Association of Securities Dealers) issued a request to the Company for information relating to IPO allocations to executives of companies for which the Company provided investment banking services.

   The Company continues to cooperate with various governmental and regulatory agencies conducting industry-wide investigations of IPO allocation practices.

   Research Matters. The Company continues to cooperate with various governmental and regulatory agencies conducting industry-wide investigations of research analyst independence.

   In addition, beginning on August 30, 2002, several purported class action complaints against the Company, other financial services firms, and some individual research analysts, including one of the Company's analysts, have been filed in the SDNY. These actions are on behalf of purchasers of common stock of various companies. They allege that the purported classes were defrauded by defendants' failure to disclose that defendants issued positive stock recommendations to obtain investment banking business and by their concealment of significant conflicts of interest. They also allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seek compensatory damages.

   Several purported class action complaints also were filed in the SDNY, beginning July 31, 2002, against the Company, the Morgan Stanley Technology Fund (the "Technology Fund"), Morgan Stanley Investment Management, Inc. and certain other subsidiaries of the Company alleging securities fraud violations in connection with the underwriting and management of the Technology Fund and seeking unspecified damages for their losses on investments in the Technology Fund. Plaintiffs' allege in these cases that Company analysts issued overly optimistic stock recommendations to obtain investment banking business and that the desire to obtain investment banking business influenced decisions made by the Fund manager.

   IPO Fee Litigation. In In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, the Court denied defendants motion to dismiss the consolidated class action complaint on September 25, 2002.

   Mutual Fund Valuation Matters. In Abrams v. Van Kampen Funds Inc., et al., the United States District Court for the Northern District of Illinois, by order dated August 26, 2002, granted the lead plaintiff's motion for class certification.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      An exhibit index has been filed as part of this Report on Page E-1.

   (b) Reports on Form 8-K

      Form 8-K dated June 11, 2002 reporting Item 5 and Item 7.

      Form 8-K dated June 19, 2002 reporting Item 5 and Item 7 in connection with the announcement of the Company's financial results for the fiscal quarter ended May 31, 2002.

      Form 8-K dated July 16, 2002 reporting Item 9.

      Form 8-K dated August 13, 2002 reporting Item 7 and Item 9.

      Form 8-K dated August 15, 2002 reporting Item 5.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MORGAN STANLEY
                                              (Registrant)

                                              By: /S/  JOANNE PACE
                                                  -----------------------------
                                                  Joanne Pace, Controller and
                                                  Principal Accounting Officer

Date: October 15, 2002

                                 Certification

       I, Philip J. Purcell, certify that:

      1.  I have reviewed this quarterly report on Form 10-Q of Morgan Stanley;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/S/  PHILIP J. PURCELL
Philip J. Purcell
Chairman of the Board and Chief Executive Officer

                                 Certification

       I, Stephen S. Crawford, certify that:

      1.  I have reviewed this quarterly report on Form 10-Q of Morgan Stanley;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/S/  STEPHEN S. CRAWFORD
Stephen S. Crawford
Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                MORGAN STANLEY

                         Quarter Ended August 31, 2002

Exhibit
  No.                                               Description
-------                                             -----------
     4  Second Supplemental Senior Indenture dated as of October 8, 2002 between Morgan Stanley and
        JPMorgan Chase Bank, as trustee.

  10.1  Directors' Equity Capital Accumulation Plan, amended and restated effective as of
        September 16, 2002.

  10.2  Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan, effective as of
        September 1, 2002.

  10.3  Amendment to Supplemental Executive Retirement Plan, effective as of September 1, 2002.

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

  12    Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to
        Fixed Charges and Preferred Stock Dividends.

  15    Letter of awareness from Deloitte & Touche LLP, dated October 14, 2002, concerning unaudited interim financial information.

  99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.