Form 10-Q/A
period 2002-08-31
MORGAN STANLEY
filed 2002-11-01
CIK 895421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

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

                               Explanatory Note

   The sole purpose of this amendment to Morgan Stanley's Quarterly Report on Form 10-Q for the period ended August 31, 2002 is to correct certain dollar amounts in tables on pages 18 and 55 that reflect Morgan Stanley's credit exposure to certain trading-related derivatives at August 31, 2002 by counterparty credit rating and maturity. The changes reflect a decrease of $4.5 billion in the aggregate amount of exposure to non-investment grade counterparties and an increase of exposure to investment grade counterparties by the same amount. The amendment reflects no change in the total pre-collateral exposure originally reported in the tables and has no effect on Morgan Stanley's condensed consolidated statements of financial condition, statements of income, statements of comprehensive income and statements of cash flows. This amendment does not reflect events occurring after the filing of Morgan Stanley's Quarterly Report on Form 10-Q for the period ended August 31, 2002 or modify or update those disclosures, except as discussed above.

================================================================================

                                MORGAN STANLEY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                         Quarter Ended August 31, 2002

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

   The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

                                                             Three Months Ended          Nine Months Ended
                                                              August 31,                   August 31,
                                                             -----------------           ------------------
                                                             2002               2001      2002     2001
                                                              -----             ------    ------   ------
                                                             (dollars in millions, except per share amounts)
Net Income
   Income before extraordinary item and cumulative effect
     of accounting change................................... $ 611             $  735    $2,256   $2,740
   Add: Goodwill amortization, net of tax...................    --                 22        --       60
                                                              -----             ------    ------   ------
                                                               611                757     2,256    2,800
   Extraordinary item.......................................    --                (30)       --      (30)
   Cumulative effect of accounting change...................    --                 --        --      (59)
                                                              -----             ------    ------   ------
   Adjusted................................................. $ 611             $  727    $2,256   $2,711
                                                              =====             ======    ======   ======
Basic earnings per common share
   Basic before extraordinary item and cumulative effect of
     accounting change...................................... $0.57             $ 0.67    $ 2.08   $ 2.49
   Add: Goodwill amortization, net of tax...................    --               0.02        --     0.05
                                                              -----             ------    ------   ------
                                                              0.57               0.69      2.08     2.54
   Extraordinary item.......................................    --              (0.03)       --    (0.03)
   Cumulative effect of accounting change...................    --                 --        --    (0.05)
                                                              -----             ------    ------   ------
   Adjusted................................................. $0.57             $ 0.66    $ 2.08   $ 2.46
                                                              =====             ======    ======   ======
Diluted earnings per common share
   Diluted before extraordinary item and cumulative effect
     of accounting change................................... $0.55             $ 0.65    $ 2.03   $ 2.41
   Add: Goodwill amortization, net of tax...................    --               0.02        --     0.05
                                                              -----             ------    ------   ------
                                                              0.55               0.67      2.03     2.46
   Extraordinary item.......................................    --              (0.03)       --    (0.03)
   Cumulative effect of accounting change...................    --                 --        --    (0.05)
                                                              -----             ------    ------   ------
   Adjusted................................................. $0.55             $ 0.64    $ 2.03   $ 2.38
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

   The credit quality of the Company's trading-related derivatives at August 31, 2002 (such amounts having been revised from the original Form 10-Q filing as described in the explanatory note on the cover page of this Form 10-Q/A) and November 30, 2001 is summarized in the tables below, showing the fair value of the related assets by counterparty credit rating. The actual credit ratings are determined by external rating agencies or by equivalent ratings used by the Company's Credit Risk Department:

                                                                                      Collateralized   Other
                                                                                           Non-         Non-
                                                                                        Investment   Investment
                                                       AAA      AA       A      BBB       Grade        Grade     Total
                                                     ------  -------  ------  ------  -------------- ---------- -------
                                                                            (dollars in millions)
At August 31, 2002
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $5,489  $11,958  $5,490  $2,456      $1,175       $  383   $26,951
Foreign exchange forward contracts and options......    180    1,958     793     213          --          224     3,368
Equity securities contracts (including equity swaps,
 warrants and options)..............................  2,411    1,039     405     231         100           85     4,271
Commodity forwards, options and swaps...............    191    1,221   1,003   1,383         116        1,029     4,943
                                                     ------  -------  ------  ------      ------       ------   -------
   Total............................................ $8,271  $16,176  $7,691  $4,283      $1,391       $1,721   $39,533
                                                     ======  =======  ======  ======      ======       ======   =======
Percent of total....................................     21%      41%     19%     11%          4%           4%      100%
                                                     ======  =======  ======  ======      ======       ======   =======
At November 30, 2001
Interest rate and currency swaps and options
 (including caps, floors and swap options) and other
 fixed income securities contracts.................. $4,465  $ 5,910  $6,144  $1,482      $  488       $  631   $19,120
Foreign exchange forward contracts and options......     76    1,051   1,090     212          --          269     2,698
Equity securities contracts (including equity swaps,
 warrants and options)..............................  1,879    1,392     662      40          85          283     4,341
Commodity forwards, options and swaps...............    367      941   1,690   1,195         173        1,553     5,919
                                                     ------  -------  ------  ------      ------       ------   -------
   Total............................................ $6,787  $ 9,294  $9,586  $2,929      $  746       $2,736   $32,078
                                                     ======  =======  ======  ======      ======       ======   =======
Percent of total....................................     21%      29%     30%      9%          2%           9%      100%
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

/s/  DELOITTE & TOUCHE LLP

New York, New York
October 14, 2002, except for Note 11, as to which the date is November 1, 2002

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

                                Credit Services

Statements of Income (dollars in millions)

                                                               Three Months       Nine Months
                                                               Ended August 31, Ended August 31,
                                                               ---------------- --------------
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

                                                               Balance at
                                                          ---------------------------
                                                          August 31,     November
                                                             2002        30, 2001
                                                          ----------     --------
                                                          (dollars in millions, except
                                                          ratio and per share data)
  Total assets...........................................  $516,772      $482,628
                                                           ========        ========
  Adjusted assets(1).....................................  $361,517      $338,957
                                                           ========        ========
  Leverage ratio(2)......................................     24.4 x         23.6x
                                                           ========        ========
  Adjusted leverage ratio(3).............................     17.1 x         16.5x
                                                           ========        ========
  Book value per share(4)................................  $  19.59      $  18.64
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

Derivatives

   With respect to certain derivative transactions, the Company requires collateral, principally cash and U.S. government and agency securities, from its counterparties to reduce default risk. The following table presents a summary of counterparty credit ratings for the replacement cost of over-the-counter derivatives in a gain position by maturity at August 31, 2002 (such amounts having been revised from the original Form 10-Q filing as described in the explanatory note on the cover page of this Form 10-Q/A). In addition, collateral received by the Company is presented by the credit rating of the counterparties providing the collateral. The following table includes credit exposure only from over-the-counter derivative transactions and does not include other credit exposures, such as the Company's senior lending activities:

                                          Years To Maturity
                                    -----------------------------
                                     Less                         Cross-Maturity  Net-Exposure   Net-Exposure
         Credit Rating(1)           than 1   1-3    3-5   Over 5    Netting(2)   Pre-Collateral Post-Collateral
         ----------------           ------- ------ ------ ------- -------------- -------------- ---------------
                                                               (dollars in millions)
AAA................................ $   843 $  930 $2,090 $ 4,393    $ (2,394)      $ 5,862         $ 3,563
AA.................................   5,332  3,414  2,719   9,994      (5,283)       16,176           8,661
A..................................   2,996  2,194  1,152   3,083      (1,734)        7,691           5,657
BBB................................   1,539  1,253    797   1,773      (1,079)        4,283           3,396
Non-investment grade...............   1,343    770    559     828        (388)        3,112           1,721
                                    ------- ------ ------ -------    --------       -------         -------
       Total....................... $12,053 $8,561 $7,317 $20,071    $(10,878)      $37,124         $22,998
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

      Form 8-K dated July 16, 2002 reporting Item 9.

      Form 8-K dated August 13, 2002 reporting Item 7 and Item 9.

      Form 8-K dated August 15, 2002 reporting Item 5.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MORGAN STANLEY
                                              (Registrant)

                                              By: /S/  JOANNE PACE
                                                  -----------------------------
                                                  Joanne Pace, Controller and
                                                  Principal Accounting Officer

Date: November 1, 2002

                                 Certification

       I, Philip J. Purcell, certify that:

      1. I have reviewed this amended quarterly report on Form 10-Q/A of Morgan Stanley;

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

Date: November 1, 2002

/S/  PHILIP J. PURCELL
Philip J. Purcell
Chairman of the Board and Chief Executive Officer

                                 Certification

       I, Stephen S. Crawford, certify that:

      1. I have reviewed this amended quarterly report on Form 10-Q/A of Morgan Stanley;

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

Date: November 1, 2002

/S/  STEPHEN S. CRAWFORD
Stephen S. Crawford
Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                MORGAN STANLEY

                         Quarter Ended August 31, 2002

Exhibit
  No.                                                Description
-------                                              -----------
      *4 Second SupplementalSenior Indenture dated as of October 8, 2002 between Morgan Stanley and
         JPMorgan Chase Bank, as trustee.

   *10.1 Directors' Equity Capital Accumulation Plan, amended and restated effective as of
         September 16, 2002.

   *10.2 Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan, effective as of
         September 1, 2002.

   *10.3 Amendment to Supplemental Executive Retirement Plan, effective as of September 1, 2002.

   *11   Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 9 to the Condensed Consolidated Financial Statements (Earnings per Share)
         and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

   *12   Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to
         Fixed Charges and Preferred Stock Dividends.

  **15   Letter of awareness from Deloitte & Touche LLP, dated November 1, 2002, concerning unaudited interim financial information.

  **99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

  **99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

--------
*  Previously filed.
** Filed herewith.