Form 10-K
period 2002-11-30
MORGAN STANLEY
filed 2003-02-19
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

Commission File Number 1-11758

Morgan Stanley

(Exact name of Registrant as specified in its charter)

Delaware	36-3145972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway

New York, NY 10036

(Address of principal executive offices, including zip code)

(212) 761-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange Pacific Exchange
8.03% Capital Units	New York Stock Exchange
7.10% Capital Securities of MSDW Capital Trust I (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
7 1 / 4 % Capital Securities of Morgan Stanley Capital Trust II (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
8% Reset PERQS® due February 28, 2003	American Stock Exchange

8% SPARQSSM due April 15, 2003; 8% SPARQS due June 1, 2003; 8% SPARQS due June 30, 2003; 12% SPARQS due June 30, 2003; 6.3% SPARQS due June 30, 2003; 10% SPARQS due August 30, 2003; 8% SPARQS due September 15, 2003; 10% SPARQS due November 30, 2003; 7.125% SPARQS due February 15, 2004; 8% SPARQS due March 30, 2004

American Stock Exchange
Exchangeable Notes due June 5, 2006	New York Stock Exchange

Exchangeable Notes due December 13, 2004; Exchangeable Notes due March 30, 2007; Exchangeable Notes due November 30, 2007; Exchangeable Notes due March 30, 2008; Exchangeable Notes due May 30, 2008; Exchangeable Notes due December 30, 2008 (2 issuances)

American Stock Exchange
PERKSSM due March 30, 2004	American Stock Exchange
Nikkei 225 Protection Step-Up Exchangeable Notes due July 31, 2003	New York Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange
BRIDGESSM due December 31, 2003; BRIDGES due April 30, 2004; BRIDGES due July 30, 2004; Redeemable BRIDGES due May 30, 2005	New York Stock Exchange

BRIDGES due August 30, 2008; BRIDGES due December 30, 2008 (2 issuances); BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due October 30, 2009

American Stock Exchange
5- 5 / 8 % Notes due January 20, 2004; 7.25% Notes due June 17, 2029	New York Stock Exchange
3% TRIGGERSSM due August 30, 2003	American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009	American Stock Exchange
BOXES® due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
PLUSSM due December 30, 2004	Nasdaq National Market
MPS due March 30, 2009	Nasdaq National Market

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☒ NO  ☐

The aggregate market value of the voting stock held by non-affiliates of Registrant as of May 31, 2002 was approximately $49,288,318,708. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares outstanding of Registrant’s common stock, $.01 par value, as of December 31, 2002: 1,089,617,433.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 11, 2003 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

Annual Report on Form 10-K

For the fiscal year ended November 30, 2002

Forward-Looking Statements

Certain statements in this report, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, may constitute forward-looking statements. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values and equity and commodity prices, the actions of current and potential competitors, the impact of current, pending or future legislation and regulation in the U.S. and throughout the world, the potential effects of technological changes and other risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Competition” and “Regulation” in Part I, Item 1. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.     Business.

Overview.    Morgan Stanley* is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services.

Morgan Stanley’s institutional securities business segment (“Institutional Securities”) includes:

•	Investment banking, including securities underwriting and distribution and financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance.

•	Sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities.

•	Other activities, such as principal investing and aircraft financing.

Morgan Stanley’s individual investor group business segment (“IIG”) includes:

•	Comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles.

Morgan Stanley’s investment management business segment (“Investment Management”) includes:

•	Global asset management products and services for individual and institutional investors, through three principal distribution channels: a proprietary channel consisting of Morgan Stanley’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and Morgan Stanley’s institutional channel.

•	Private equity activities.

Morgan Stanley’s credit services business segment (“Credit Services”) includes:

•	Discover Financial Services (“DFS”), which offers Discover® -branded cards and other consumer finance products and services.

•	Discover Business Services, a network of merchant and cash access locations primarily in the U.S.

Morgan Stanley provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley conducts its business from its headquarters in New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2002, Morgan Stanley had 55,726 employees worldwide. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. In June 2002, Morgan Stanley changed its name from “Morgan Stanley Dean Witter & Co.” to “Morgan Stanley”. Financial information concerning Morgan Stanley for each of the fiscal years ended November 30, 2002, November 30, 2001 and November 30, 2000 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

Available Information.    Morgan Stanley files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please

*	Unless the context otherwise requires, the terms “Morgan Stanley”, the “Company”, “we” and “our” mean Morgan Stanley and its consolidated subsidiaries.

call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Morgan Stanley’s website is http://www.morganstanley.com. Morgan Stanley makes available free of charge through its internet site, via a link to the SEC’s website at http://www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Morgan Stanley makes available on http://www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on Morgan Stanley’s website is not incorporated by reference into this report.

Institutional Securities.

Morgan Stanley provides worldwide financial advisory and capital-raising services to a diverse group of domestic and international corporate and other institutional clients, primarily through wholly-owned subsidiaries, including Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Limited and Morgan Stanley Dean Witter Asia Limited. These subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services, on behalf of institutional investors and on a proprietary basis.

Investment Banking.

Underwriting.    Morgan Stanley manages and participates in public offerings and private placements of debt, equity and other securities worldwide. Morgan Stanley is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts (“ADRs”). Morgan Stanley is a leading underwriter of fixed income securities, including investment grade debt, non-investment grade instruments, mortgage-related and other asset-backed securities, tax-exempt securities and commercial paper and other short-term securities.

Financial Advisory Services.    Morgan Stanley provides domestic and international corporate and other institutional clients with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, spin-offs, restructurings, proxy and consent solicitations, tender offers, exchange offers and leveraged buyouts. Morgan Stanley provides advice concerning recapitalizations, rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and long-range financial planning. Morgan Stanley furnishes advice and services regarding project financings and provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

Corporate Lending.    Morgan Stanley provides loans or lending commitments (which may be senior or subordinated), on a selective basis, to corporate clients, including bridge financing. The borrowers may be rated investment grade or non-investment grade (as determined by Morgan Stanley’s Credit Department using methodologies generally consistent with those employed by external rating agencies). These lending activities are conducted through certain subsidiaries, including Morgan Stanley Bank.

Sales, Trading, Financing and Market-Making Activities.*

Morgan Stanley conducts its sales, trading and market-making activities on exchanges and in over-the-counter (“OTC”) markets around the world.

Equity Securities and Related Products.    Morgan Stanley’s equity sales, trading and market-making activities cover domestic and foreign equity and equity-related products, including common stock, ADRs, restricted/control stock, convertible securities, preferred securities and exchange-traded funds and warrants, equity index products, equity swaps, futures, options and other structured products. Morgan Stanley issues equity-linked products to institutional and individual investors, including BRIDGESSM, Stock Participation Accreting Redemption Quarterly-pay Securities (“SPARQSSM”) and Market Participation Securities with Minimum Protection (“MPSSM”). Morgan Stanley advises clients and executes transactions globally in connection with, among other things, index arbitrage, equity repurchase strategies, program trading and block trades. Morgan Stanley engages in proprietary trading and arbitrage activities in equity securities and equity-related products.

Morgan Stanley provides equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. In addition, Morgan Stanley acts as principal and agent in stock borrowing and stock loan transactions in support of its domestic and international trading and brokerage, investment management and clearing activities and as an intermediary between broker-dealers.

Fixed Income Securities and Related Products.    Morgan Stanley trades and makes markets in domestic and international fixed income securities and related products, including investment grade corporate debt, non-investment grade instruments, bank loans, U.S. and non-U.S. government securities, municipal securities, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products and provides financing for commercial, residential and real estate loan products. Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. In Europe, Morgan Stanley is a primary dealer of government securities in Austria, Belgium, France, Greece, Italy, the Netherlands, Spain and the U.K. Morgan Stanley is a member of the syndicates that underwrite German and Japanese government bonds. Morgan Stanley is a dealer in interest rate and currency swaps and other related derivative products, credit derivatives (including credit default swaps), OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements, options and swaps. Morgan Stanley trades and makes markets in fixed income futures. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., Morgan Stanley enters into swaps and related derivative transactions with counterparties seeking a triple-A rated counterparty.

Morgan Stanley advises clients globally on investment and liability strategies and assists corporations in their debt repurchases. Morgan Stanley structures debt securities and derivatives with risk/return factors designed to suit client objectives, including using repackaged asset vehicles through which investors can restructure asset portfolios to provide liquidity or recharacterize risk profiles. Morgan Stanley borrows and lends fixed income securities and acts as an intermediary between borrowers and lenders of short-term funds utilizing repurchase and reverse repurchase agreements. Morgan Stanley provides financing to customers for commercial, residential and real estate loan products.

Morgan Stanley is a market-maker in foreign currencies. The majority of Morgan Stanley’s foreign exchange business relates to major foreign currencies such as yen, euro, sterling, Swiss francs and Canadian dollars. Morgan Stanley actively trades on a principal basis with clients and for its own account in the spot, forward and currency option markets and also takes proprietary positions in currencies. Morgan Stanley trades currency futures at the International Monetary Market division of the Chicago Mercantile Exchange.

*	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s trading risk management structure, policies and procedures. For a detailed discussion of Morgan Stanley’s use of derivatives, see “Derivative Financial Instruments” in Part II, Item 7 and Note 11 in “Notes to Consolidated Financial Statements” in Part II, Item 8.

Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power and related energy products. Morgan Stanley is a market-maker in exchange-traded and OTC options and swaps on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers clients hedging programs relating to production, consumption and reserve/inventory management. Morgan Stanley trades many of these products through the IntercontinentalExchange, Inc., an electronic trading system in which Morgan Stanley maintains an interest. Morgan Stanley is an electricity power marketer in the U.S. and owns equity interests in three exempt wholesale generators (as defined in the Public Utility Holding Company Act of 1935) from which Morgan Stanley (solely or acting with a joint venture partner) is the exclusive purchaser of electric power.

Other Activities.

Aircraft Financing Activities.    Morgan Stanley engages in aircraft financing activities. Morgan Stanley also owns Ansett Worldwide Aviation Services, one of the world’s leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Less Liquid Assets” in Part II, Item 7.

MSCI.    Morgan Stanley’s majority-owned subsidiary, Morgan Stanley Capital International Inc. (“MSCI”), markets and distributes in the aggregate over 30,000 country, industry and regional equity and fixed income benchmark indices (including the MSCI World, EAFE® and Emerging Market Free Indices) covering over 50 countries, and has a 34-year historical database that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. In July 2002, MSCI introduced a line of hedge-fund indices and currently offers over 160 such indices. Investment professionals around the world use MSCI data for many purposes, including performance measurement.

Principal Investing.    Morgan Stanley invests for its own account. These investments may, among other things, be in connection with the investments made by the private equity and real estate funds for which Morgan Stanley generally acts as general partner or in connection with Morgan Stanley’s investment banking and sales and trading activities. Such investments may include purchases of equity or debt securities of companies that may have strategic value for Morgan Stanley, such as alternative trading systems, electronic trading systems and other strategic businesses and technologies. See also “Investment Management—Private Equity Fund Activities.”

Research.    Morgan Stanley’s global research departments (“Research”), comprised of economists, strategists, and industry analysts engage in research activities in the equity, fixed income and high-yield areas. Research produces reports and studies on the economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. It analyzes worldwide trends covering numerous industries and approximately 2,600 individual companies, approximately half of which are located outside of the U.S. Research provides analyses and forecasts relating to economic and monetary developments affecting matters such as interest rates, foreign currencies, securities and economic trends. Research provides analytical support and publishes reports on mortgage-related securities and the markets in which such securities are traded and does original research on valuation techniques. Research’s information and data are disseminated to investors through third-party distributors, proprietary Internet sites such as Client Link, and Morgan Stanley’s sales forces.

Individual Investor Group.

IIG is committed to delivering advice to its individual clients with a focus on affluent and high net worth investors. IIG’s network of financial advisors and investment representatives provides its clients with financial planning and investment advisory services through a flexible platform designed to accommodate individual investment goals and risk profiles. IIG offers securities and investment products supported by Morgan Stanley’s investment banking, research, investment management, execution and operational resources. IIG had $517 billion in client assets at November 30, 2002.

Investor Advisory Services.    Investor Advisory Services (“IAS”) is Morgan Stanley’s retail securities business in the U.S. IAS offers its individual clients financial advice through its network of over 12,000 financial advisors located in nearly 500 branches across the U.S., primarily through Morgan Stanley DW Inc. (“MSDWI”). IAS financial advisors work with clients to understand their financial needs and objectives through comprehensive financial planning, including education, retirement and estate planning. IAS provides a wide range of products and services to execute financial plans and position clients to attain their financial goals, including mutual funds, stocks, bonds and professional money management. In fiscal 2002, IAS launched a proprietary diagnostic tool designed to assist IAS financial advisors in understanding their clients’ investment objectives and making appropriate recommendations for individual clients’ needs.

IAS offers various account options for individual clients. For clients who prefer to pay commissions for each transaction, IAS offers a basic brokerage account. For clients who prefer fee-based pricing, IAS offers the Morgan Stanley ChoiceSM account, which charges a percentage of assets rather than a per-transaction fee. Clients have the option of consolidating their financial assets into one account with the Morgan Stanley Active Assets Account® (“AAA”). With AAA, clients’ uninvested cash is consolidated into various money market options or a FDIC-insured account at Morgan Stanley Bank. AAA clients can access their cash balances through checks and debit cards.

To meet the insurance and annuity needs of individual clients, IAS (through its wholly-owned insurance agency subsidiaries) acts as a national general agency for leading insurance carriers. IAS offers trust and fiduciary services to individual and corporate clients, including trustee services for personal trusts and tax-qualified retirement plans. IAS offers financial solutions to businesses through BusinesScapeSM, a program that offers qualified business clients similar services and features offered to individual clients through AAA, including enhanced check writing privileges, cash management and a commercial line of credit. IAS provides defined contribution plan services for businesses of all sizes, including 401(k) plans and stock plan administration.

IAS executes and clears its transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities, unaffiliated third-party service providers and memberships in various clearing corporations. Systems at computer centers operated by an unaffiliated services provider also support IAS’s operations.

Private Wealth Management.    Morgan Stanley Private Wealth Management (“PWM”) provides individuals, families and foundations controlling significant pools of wealth tailored financial solutions and access to Morgan Stanley’s products and services, including its trading capabilities, analytical products and investment opportunities. Dedicated teams of PWM investment representatives draw upon Morgan Stanley’s resources and those of leading third-party providers to establish investment portfolios and global asset allocation strategies that address clients’ varied needs. PWM offers these solutions and other financial advisory services worldwide through 18 office locations throughout the Americas, Europe and Asia.

PWM also includes the activities of Morgan Stanley Quilter, a U.K.-based private client investment management business that provides segregated account management and advisory services to individuals, pension funds and trusts in the U.K., and Morgan Stanley, S.V., S.A., which provides asset management and brokerage services to individual investors in Spain and Portugal.

Investment Management.

Morgan Stanley has one of the largest global asset management organizations of any full-service securities firm, with $420 billion of assets under management or supervision at November 30, 2002*. Morgan Stanley’s investment management activities are principally conducted under the Morgan Stanley brand. Portfolio managers located in the U.S., Europe, Japan, Singapore, and India manage investment products, ranging from money

*	Revenues and expenses associated with certain assets are included in Institutional Securities and IIG.

market funds to equity, taxable and tax-exempt fixed income funds and alternative investments in developed and emerging markets. Through service companies, distribution subsidiaries and investment advisors, principally, Morgan Stanley Investment Management Limited, Morgan Stanley Investment Advisors Inc., Van Kampen Asset Management Inc., Van Kampen Investment Advisory Corp., Morgan Stanley Investments LP and Morgan Stanley Investment Management Inc., Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; domestic and international investments; active and passive management; and diversified and concentrated portfolios.

Individual Investors.    Morgan Stanley provides investment products and services to individual investors including proprietary open- and closed-end mutual funds and separately managed accounts. Morgan Stanley also provides investment products through intermediary platforms, such as 401(k) plans and variable annuities. Morgan Stanley serves individual investors through its proprietary network of financial advisors who offer, among other things, Morgan Stanley- and Van Kampen-branded products. Morgan Stanley offers Van Kampen-branded products through a large and diversified network of unaffiliated broker-dealers, commercial banks and thrifts, insurance companies and financial planners (“retail distributors”). This non-proprietary network, which includes over 250,000 financial advisors, has preferred distribution relationships with several retail distributors. A small number of retail distributors account for a substantial portion of Van Kampen sales in that network. Morgan Stanley distributes investment products to individuals outside the U.S. through international non-proprietary distributors.

Institutional Investors.    Morgan Stanley provides investment products and services to institutional investors worldwide, including pension plans, corporations, private funds, non-profit organizations, foundations, endowments, governmental agencies, insurance companies and banks. Products are available to institutional investors primarily through separate accounts, U.S. and non-U.S. mutual funds and other pooled vehicles. Morgan Stanley sub-advises funds for various financial institutions and intermediaries. A global proprietary sales force and a team dedicated to covering the investment consultant industry serve institutional investors. Morgan Stanley offers clients alternative investment opportunities primarily through Alternative Investment Partners, a joint venture that utilizes a fund-of-funds strategy to invest in private funds.

Private Equity Activities.    Morgan Stanley’s private equity funds invest in companies in a range of industries worldwide. Morgan Stanley generally acts as general partner of its private equity funds and typically commits to invest a minority of the capital of such funds with subscribing limited partners contributing the remainder.

Credit Services.*

Based on its approximately 46.5 million general purpose credit card accounts at November 30, 2002, Morgan Stanley, through its Credit Services business, is one of the largest single issuers of general purpose credit cards in the U.S. Morgan Stanley’s Credit Services business includes DFS, which operates Credit Services’ general purpose credit card business; its Discover Business Services, Morgan Stanley’s merchant and cash access network; and consumer finance products and services.

Credit Cards and Services.    DFS offers several general purpose credit cards designed to appeal to different market segments of consumers for use through Discover Business Services, including the Discover Classic Card, the Discover Platinum Card, the Discover Gold Card, the Discover Titanium Card, the Morgan Stanley CardSM (offered in the U.K. on the MasterCard network), as well as affinity cards. DFS offers other consumer finance products and services, such as personal and home loans and credit protection products. DFS offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other accounts or credit sources.

*	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s interest rate and credit risk management structure, policies and procedures.

DFS offers cardmembers numerous customer services, including many available online. Cardmembers may register their accounts online with the Discover Card Account Center, which offers Discover Inter@ctive®, a menu of free e-mail notifications that inform cardmembers about the status of their accounts, including reminders that a cardmember’s credit limit is approaching or that a minimum payment is due. Cardmembers may view detailed account information online, such as recent transactions and account payments. Cardmembers may pay their Discover Card bills online via the SmartCheckSM payment option at no cost and receive exclusive discounts and special Cashback Bonus® awards by shopping online at the Internet ShopCenterSM. In addition, the Discover Deskshop® 3.0 virtual credit card enables cardmembers to use a single use credit card number (a unique credit card number used for purchases at a single web site) for online purchases so that the cardmembers never have to reveal their actual card number online. At November 30, 2002, DFS had over 8 million cardmembers registered on the Discover Card Account Center.

Merchants.    Only merchants that are members of the Discover Business Services network accept DFS’s general purpose credit cards (exclusive of the Morgan Stanley Card). Since its establishment in 1986, the Discover Business Services network has become the largest credit card network in the U.S., with over 4 million merchant and cash access locations accepting credit cards carrying the Discover logo.

DFS operates the issuing, network and acquiring businesses primarily in the U.S., provides customized programs to its merchants in such areas as processing and the exchange of business surplus online and otherwise tailors program terms to meet specific merchant needs. DFS utilizes its own national sales and support force, independent sales agents and telemarketing force to maintain and increase its merchant base.

Marketing.    DFS promotes its general purpose credit cards using distinctive features that are designed to appeal to different consumer bases. For instance, pursuant to the Cashback Bonus award program, DFS pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Platinum Card cardmembers up to 1% of their purchase amounts based upon their level and type of purchases.

Operations.    DFS performs the functions required to service and operate its card accounts either by itself or through agreements with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services and collection of delinquent accounts. DFS maintains several operations centers throughout the U.S. and one in Scotland. Systems at computer centers operated by an unaffiliated communication services provider also support DFS’s operations.

Competition.

All of Morgan Stanley’s businesses are highly competitive. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all of its business segments.

Institutional Securities and IIG.    Morgan Stanley competes directly in the U.S. and globally with other securities and financial services firms. Morgan Stanley’s competitive position depends on its reputation, the quality of its professionals and other personnel, its products, services and advice, capital commitments, relative pricing and innovation. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation costs.

Morgan Stanley’s ability to access capital at competitive rates (which is generally dependent on Morgan Stanley’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive investment banking and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients have increasingly requested that Morgan Stanley provide loans or lending commitments in connection with certain investment banking activities. This activity will continue and may grow in the future.

Besides competition from firms traditionally engaged in the financial services business, Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds and other companies offering financial services in the U.S., globally and through the Internet. The financial services industry has experienced consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. Such convergence may continue and could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

Investment Management.    Competition in the asset management industry is affected by several factors, including investment objectives, relative performance of investment products, advertising and sales promotion efforts, fee levels, distribution channels and types and quality of services offered. Besides fund products offered by other broker-dealers, the funds Morgan Stanley offers compete with the funds of other asset management firms and other investment alternatives.

Credit Services.    DFS competes directly with other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark) and charge cards and credit cards issued by travel and entertainment companies. Competition centers on merchant acceptance of credit cards, account acquisition and customer utilization. Merchant acceptance is based on competitive transaction pricing and the volume and usage of credit cards in circulation. Account acquisition and customer utilization are driven by competitive and appealing credit card features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. The credit card industry has increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to compete effectively and grow.

Regulation.

Most aspects of Morgan Stanley’s business are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the financial condition or results of operations of Morgan Stanley.

Institutional Securities and IIG.    MS&Co. and MSDWI are registered as broker-dealers with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and are members of self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the “NASD”) and securities exchanges, including the New York Stock Exchange, Inc. (the “NYSE”). Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the regulations governing a broker-dealer’s actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences.

Margin lending by certain broker-dealer subsidiaries is regulated by the Federal Reserve Board’s restrictions on lending in connection with customer purchases and short sales of securities, and such subsidiaries are also required by NASD and NYSE rules to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, Morgan Stanley’s margin policies are more stringent than these rules.

As futures commission merchants, MS&Co. and MSDWI’s activities in the futures and options-on-futures markets are regulated by the Commodity Futures Trading Commission (the “CFTC”) and domestic boards of trade and other commodity exchanges. Certain subsidiaries of Morgan Stanley are registered with the CFTC as commodity trading advisers and/or commodity pool operators. Morgan Stanley’s futures and options-on-futures business is also regulated by the National Futures Association, a registered futures association, of which MS&Co. and MSDWI are members.

Morgan Stanley conducts some of its government securities activities through Morgan Stanley Market Products Inc., a NASD member registered as a government securities broker-dealer with the SEC and in certain states. The Department of Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of Morgan Stanley.

Morgan Stanley’s securities businesses are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. For instance, the Financial Services Authority, the London Stock Exchange and Euronext.liffe regulate its activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate its business in Singapore.

As registered broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co. and MSDWI, are subject to the SEC’s net capital rule, and, as futures commission merchants, MS&Co. and MSDWI are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are imposing rules relating to capital requirements applicable to Morgan Stanley’s subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form.

Compliance with the capital requirements may limit Morgan Stanley’s operations requiring the intensive use of capital. Such requirements restrict Morgan Stanley’s ability to withdraw capital from its subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect Morgan Stanley’s ability to pay dividends or to expand or maintain present business levels.

Morgan Stanley Bank, through which Morgan Stanley conducts certain financing and lending activities, is an industrial loan company chartered under the laws of the State of Utah. It has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC. See also “Credit Services” below.

Investment Management.    Certain subsidiaries, including MS&Co., MSDWI and those related to Morgan Stanley’s investment management activities, are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its investment management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in the investment management activities for specified periods of time, the revocation of registrations, other censures and fines.

Morgan Stanley’s Investment Management business is also regulated outside the U.S. For example, the Financial Services Authority regulates Morgan Stanley’s business in the U.K.; the Financial Services Agency regulates Morgan Stanley’s business in Japan; the Securities and Exchange Board of India regulates Morgan Stanley’s business in India; and the Monetary Authority of Singapore regulates Morgan Stanley’s business in Singapore.

Morgan Stanley Trust, a wholly-owned subsidiary of Morgan Stanley, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision (“OTS”) and by the FDIC. As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. Certain subsidiaries of Morgan Stanley, including Morgan Stanley Trust, are also registered transfer agents subject to regulation and examination by the SEC.

Credit Services.    Morgan Stanley conducts substantial portions of its Credit Services business in the U.S. through Discover Bank, a wholly-owned indirect subsidiary. Discover Bank is a state bank chartered under the laws of the State of Delaware and has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Delaware bank commissioner and by the FDIC.

Generally, a company that controls a “bank,” as defined in the Bank Holding Company Act of 1956 (the “BHCA”), is required to register as a bank holding company and is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. However, pursuant to the BHCA (as amended by the Competitive Equality Banking Act of 1987 (the “CEBA”) and by the Gramm Leach Bliley Act of 1999 (the “GLBA”)), Discover Bank may only engage in either commercial lending or taking demand deposits for Morgan Stanley to maintain its non-bank holding company status under the grandfather provisions of the CEBA and GLBA amendments to the BHCA. Morgan Stanley may own Morgan Stanley Bank without registering as a bank holding company because Morgan Stanley Bank is not considered a “bank” under the BHCA (as amended by the GLBA).

Certain acquisitions of Morgan Stanley’s common stock may be subject to regulatory approval and notice under federal and state banking law. In addition, Discover Bank would no longer qualify for grandfather rights under the CEBA (as amended by the GLBA) if direct or indirect control of Discover Bank were transferred to an unaffiliated third party. In that event, the third party would have to operate in a manner permissible for a bank holding company under the BHCA (as amended by the GLBA).

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies are required to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not “well capitalized” for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Discover Bank and Morgan Stanley Bank currently use brokered deposits as a funding source and, if they were not able to do so, their funding costs could increase.

Morgan Stanley Dean Witter Bank Limited (“Morgan Stanley Bank Limited”), Morgan Stanley’s chartered bank in the U.K., is subject to regulation related to capital adequacy, consumer protection and deposit protection. Morgan Stanley Bank Limited is governed primarily by the U.K.’s Financial Services and Markets Act 2000 and its activities are supervised by the Financial Services Authority and by the Office of Fair Trading in relation to its consumer credit activities.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley (all of whom are members of Morgan Stanley’s Management Committee) as of February 19, 2003 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Philip J. Purcell (59).    Chairman of the Board of Directors and Chief Executive Officer (since May 1997). Director or trustee of approximately 95 registered investment companies for which Morgan Stanley Investment Advisors Inc. serves as investment manager or investment adviser. Director of AMR Corporation.

Robert G. Scott (57).    President and Chief Operating Officer and Director (since March 2001). Executive Vice President and Chief Financial Officer (May 1997 to March 2001).

Tarek F. Abdel-Meguid (47).    Head of Investment Banking Division (since September 2000). Deputy head of Investment Banking Division (May 1997 to September 2000).

Stephen S. Crawford (38).    Executive Vice President and Chief Financial Officer (since March 2001). Executive Vice President and Chief Strategic and Administrative Officer (June 2000 to March 2001). Managing Director of MS&Co. (since 1998) and Executive Director of MS&Co. (1995 to 1998).

Zoe Cruz (48).    Head of Fixed Income Division (since September 2000). Head of Foreign Exchange Department (August 1993 to September 2000).

John P. Havens (46).    Head of Institutional Equity Division (since September 2000). Managing Director of MS&Co. (since 1990).

Roger C. Hochschild (38).    Executive Vice President and Chief Strategic and Administrative Officer (since March 2001). Executive Vice President of DFS (November 1998 to February 2001). Senior executive at MBNA America Bank (1994 to 1998) where his last position was Senior Executive Vice President.

Donald G. Kempf, Jr. (65).    Executive Vice President, Chief Legal Officer and Secretary (since December 1999). Partner at the law firm of Kirkland & Ellis (1971 to January 2000) and a member of its management committee (1981 to 1998).

Mitchell M. Merin (49).    President and Chief Operating Officer of Investment Management (since December 1998). President and Director of Morgan Stanley Investment Advisors Inc. (since April 1997) and its Chief Executive Officer (since June 1998). President (since May 1999) and Chief Executive Officer (since September 2002) of approximately 95 registered investment companies for which Morgan Stanley Investment Advisors Inc. serves as investment manager or investment adviser. Director or trustee (since December 1999), President and Chief Executive Officer (since October 2002) of approximately 25 registered investment companies for which Van Kampen Investment Advisory Corp. and Van Kampen Asset Management Inc. (or a subsidiary thereof) serve as investment manager or investment adviser. Director of Van Kampen Investments Inc. (since February 1999).

David W. Nelms (42).    President and Chief Operating Officer of DFS (since September 1998). Senior executive at MBNA America Bank (1992 to 1998) where his last position was Vice Chairman.

Stephan F. Newhouse (55).    Co-President and Chief Operating Officer of Institutional Securities (since September 2000). Deputy head of Institutional Securities (December 1997 to September 2000) and Chairman of Morgan Stanley & Co. International Limited (since December 2000).

Vikram S. Pandit (46).    Co-President and Chief Operating Officer of Institutional Securities (since September 2000). Head of Institutional Equity Division (May 1997 to September 2000). Director of Nasdaq Stock Market, Inc.

Joseph R. Perella (61).    Chairman of Institutional Securities (since September 2000). Head of Investment Banking Division (May 1997 to September 2000).

John H. Schaefer (51).    President and Chief Operating Officer of IIG (since June 2000). Executive Vice President and Chief Strategic and Administrative Officer (June 1998 to June 2000). Head of Corporate and Strategic Planning (May 1997 to June 1998).

Item 2.    Properties.*    Morgan Stanley owns its executive offices, located at 1585 Broadway, New York, New York, where it occupies approximately 960,000 square feet as its New York headquarters. Morgan Stanley also owns a 600,000 square foot building in Riverwoods, Illinois where it occupies approximately 600,000 square feet as DFS’s executive offices and an adjacent 45 acre parcel where additional office space is under construction. In March 2002, Morgan Stanley purchased a 725,000 square foot office building on 107 acres in Westchester County, New York.

Morgan Stanley occupies approximately 2,000,000 square feet at various locations in Manhattan under leases expiring between 2003 and 2013. Morgan Stanley also leases approximately 420,000 square feet in Brooklyn, New York under a lease expiring in 2013 and approximately 450,000 square feet in Jersey City, New Jersey under leases expiring between 2005 and 2012.

Morgan Stanley’s London headquarters are located at 25 Cabot Square, Canary Wharf where it occupies approximately 455,000 square feet (inclusive of common areas) and owns the ground lease obligation and freehold interest in the land and the building. Morgan Stanley also leases approximately 600,000 square feet at locations in Canary Wharf and London Docklands, under lease arrangements expiring between 2004 and 2028. Morgan Stanley is committed to leasing for 25 years, commencing in mid-2003, a building of approximately 530,000 square feet under construction at Canary Wharf.

Morgan Stanley’s Tokyo headquarters are located in Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku, where it occupies approximately 280,000 square feet under a lease expiring in 2006, but renewable at Morgan Stanley’s option in two-year increments.

Morgan Stanley has offices, operations and processing centers and warehouse facilities located throughout the U.S., and certain subsidiaries maintain offices and other facilities in international locations. Morgan Stanley’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Morgan Stanley believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained.

Item 3.    Legal Proceedings.    Morgan Stanley is involved in the following legal proceedings:

I. Penalty Bid Litigation.    In August 1998, a purported class action, captioned Friedman, et al., v. Salomon Smith Barney, et al., alleging violations of Section 1 of the Sherman Act and breach of fiduciary duty, was

*	The indicated total aggregate square footage leased is at January 31, 2003 and does not include space occupied by Morgan Stanley securities branch offices.

initiated in the U.S. District Court for the Southern District of New York (the “SDNY”) against Morgan Stanley and 16 other underwriters of securities. The amended complaint alleges that defendants and their co-conspirators engaged in anticompetitive activity with respect to the distribution of securities in public offerings by agreeing to discourage, penalize and/or otherwise prevent retail customers from “flipping” or selling shares purchased in public offerings. The amended complaint seeks compensatory, treble and punitive damages in unspecified amounts, injunctive relief, and costs and expenses. On December 7, 2000, defendants’ motion to dismiss was granted with prejudice. On December 20, 2002, the U.S. Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed dismissal of the amended complaint. On January 3, 2003, plaintiffs filed a petition for rehearing en banc.

II. IPO Fee Litigation.    In November and December 1998, purported class actions later consolidated into In re Public Offering Fee Antitrust Litigation, were initiated in the SDNY against Morgan Stanley and 24 other underwriters. The consolidated amended complaint, filed on behalf of purchasers of certain IPO shares, alleges that defendants conspired to fix the underwriters’ spread in initial public offerings (“IPOs”) of U.S. companies at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief. On February 9, 2001, the court dismissed this action with prejudice and denied plaintiffs’ motion to amend the complaint to include an issuer plaintiff, but stated that any class actions brought on behalf of issuer plaintiffs were not affected by this decision. On December 13, 2002, the Second Circuit reversed the district court’s dismissal and remanded the case to the trial court.

Other purported class actions were filed by issuer plaintiffs making similar antitrust allegations with respect to the 7% underwriters’ spread and on May 23, 2001, the court consolidated these actions under a new caption entitled In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. On July 6, 2001, plaintiffs filed a consolidated class action complaint. On September 30, 2002, the court denied defendants’ motion to dismiss the complaint. On October 15, 2002, defendants filed a motion to certify the order for interlocutory appeal.

III. IPO Allocation Matters.    In March 2001, a purported class action, now captioned In re Initial Public Offering Antitrust Litigation, was initiated in the SDNY against Morgan Stanley and numerous other underwriters of various IPOs. The consolidated amended complaint alleges that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed (“tie-in purchases”) at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). The complaint alleges violations of federal and/or state antitrust laws, including Section 1 of the Sherman Act. On May 24, 2002, defendants filed their joint motion to dismiss the purported class action antitrust suits.

Also beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints make factual allegations similar to the complaint in the antitrust action described above, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. On July 1, 2002, the underwriter defendants filed their joint motion to dismiss.

On or about April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against Morgan Stanley and two other underwriters. The complaint was brought on behalf of a class of issuers that both issued IPO securities from January 1, 1998 to October 31, 2000 pursuant to underwriting agreements with defendants and saw those securities increase in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants’ favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint seeks unspecified damages for allegedly underpricing the IPOs, as well as indemnification and contribution for the costs of defending securities class action lawsuits brought by shareholders relating to issuers’ IPOs. On May 28, 2002, defendants filed a notice of motion to dismiss.

On May 2, 2002, a purported derivative action, captioned Brenner, derivatively on behalf of Ask Jeeves v. Strauch, et al., was filed on behalf of Ask Jeeves, Inc. in California state court, against Morgan Stanley, Robertson Stephens, Inc., and various officers and directors of Ask Jeeves. The complaint alleges that the underwriters underpriced the IPO securities of Ask Jeeves and had a kickback agreement with institutional clients that received allocations of Ask Jeeves IPO securities. The complaint alleges that defendants breached their fiduciary and agency duties to Ask Jeeves and were unjustly enriched. The complaint seeks consequential damages resulting from the alleged underpricing of the IPO. On May 21, 2002, Morgan Stanley answered the complaint in state court and then removed the case to United States District Court for the Northern District of California. On July 24, 2002, plaintiffs filed a motion to transfer the case to the SDNY for coordination with the class action securities suits captioned In re Initial Public Offering Securities Litigation. On October 31, 2002, the court dismissed the case with prejudice. On December 2, 2002, plaintiff filed an appeal.

During fiscal 2001, the SEC and NASD issued subpoenas to Morgan Stanley (and certain other underwriters of IPOs) in connection with their investigations of IPO allocation practices. During fiscal 2002, the SEC and NASD issued additional requests, and Morgan Stanley continues to cooperate in the investigations. Also, on October 9, 2002, the SEC (which is conducting a joint inquiry with the NYSE and the NASD) initiated an inquiry into past IPO allocations to executives of companies for which Morgan Stanley provided investment banking services.

IV. Research Matters.    During fiscal 2001, several purported class action complaints were filed against Morgan Stanley, and in certain cases other financial services firms, in various jurisdictions, including the SDNY and the Supreme Court of the State of New York. These cases generally allege that analysts’ research was improperly influenced in order to obtain investment banking business in violation of federal securities law or state law. All eight complaints originally filed in the SDNY were dismissed with prejudice. On January 6, 2003, a separate complaint filed in the U.S. District Court for the Western District of Washington was dismissed with leave to replead. All four complaints originally filed in New York state court were removed to federal court; three complaints were later voluntarily dismissed without prejudice and the fourth is subject to pending motions to dismiss and to remand to state court.

On May 8, 2002, another purported class action was filed against Morgan Stanley in the Supreme Court of the State of New York alleging that research was biased. The complaint makes a claim for breach of contract only. This case has been removed to the SDNY and is subject to pending motions to dismiss and remand to state court.

Beginning on August 30, 2002, purchasers of common stock of three companies filed purported class action complaints against Morgan Stanley, other financial services firms, and individual research analysts, including one Morgan Stanley analyst, in the SDNY. The actions allege that the purported classes were defrauded by defendants’ failure to disclose that defendants issued positive stock recommendations to obtain investment banking business and by their concealment of conflicts of interest. They also allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and seek compensatory damages. On December 26, 2002, defendants moved to dismiss certain of the complaints.

Beginning on July 31, 2002, several purported class action complaints also were filed in the SDNY against Morgan Stanley, the Morgan Stanley Technology Fund (the “Technology Fund”), the Morgan Stanley Information Fund (the “Information Fund”), Morgan Stanley Investment Management, Inc. and certain other subsidiaries of Morgan Stanley, alleging securities fraud violations in connection with the underwriting and management of the Technology Fund and the Information Fund and seeking unspecified damages for losses on investments in these funds. Plaintiffs allege that Morgan Stanley analysts issued overly optimistic stock recommendations to obtain investment banking business and that the desire to obtain investment banking business influenced investment decisions made by the fund managers.

On December 19, 2002, Morgan Stanley (and other financial services firms) reached an agreement in principle with the SEC, the New York State Attorney General’s Office, the NYSE, the NASD and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations relating to alleged research analyst conflicts of interest. The agreement resolved the investigations as to Morgan Stanley and the other firms but not as to individuals within the firms. Pursuant to the agreement in principle, Morgan Stanley, without admitting or denying the allegations, agreed (i) to pay $50 million in retrospective relief and (ii) to adopt internal structural and operational practices that will further enhance the steps it already has taken to help ensure research analyst integrity and promote investor confidence. In addition, Morgan Stanley agreed to provide independent third-party research to clients and to pay $75 million over five years to fund such research. Terms of the settlement have not been finalized and are subject to approval by the SEC and state regulatory authorities.

V. Mutual Fund Valuation Matters.    On September 28, 2001, a purported class action, Abrams v. Van Kampen Funds Inc., et al., was commenced in the United States District Court for the Northern District of Illinois against Van Kampen Funds Inc., Van Kampen Investment Advisory Corp., Van Kampen Prime Rate Income Trust (“Van Kampen Trust”) and certain of Van Kampen Trust’s officers and trustees. The complaint alleges that during the period between September 30, 1998 and March 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating Van Kampen Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. An additional purported class action complaint making similar allegations and seeking similar relief, Callis v. Van Kampen Funds Inc., et al., was filed in the same court and was consolidated with the Abrams action by court order on December 5, 2001. By decisions dated May 16 and May 29, 2002, the court granted in part and denied in part defendants’ motion to dismiss and by order dated August 26, 2002, granted the lead plaintiff’s motion for class certification.

An additional purported class action, Hicks v. Morgan Stanley & Co., et al., was filed on November 14, 2001 in the SDNY against Morgan Stanley & Co., Morgan Stanley Dean Witter Services Company Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Dean Witter Prime Income Trust (“Morgan Stanley Trust”) and certain of Morgan Stanley Trust’s officers and trustees. The complaint alleges that during the period between November 1, 1998 and April 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating Morgan Stanley Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. On December 18, 2001, an additional purported class action complaint, Holzer v. Morgan Stanley & Co., et al., was filed against defendants in the SDNY making factual allegations and seeking relief similar to the Hicks complaint. On April 15, 2002, defendants filed a motion to dismiss the Hicks action. On November 13, 2002, the motion to dismiss was denied, but on December 20, 2002 the court dismissed the state law claims.

VI. Electricity Trading Matters.    Morgan Stanley, including its subsidiaries, is involved in several proceedings arising out of its activities as a wholesale power marketer in the Western energy markets during and after the summer of 2000.

These proceedings include purported class actions filed in California state court on behalf of electricity consumers in California against several power marketers and generators, including Morgan Stanley. The complaints allege that, during the summer of 2000, defendants fixed the prices for electricity in violation of California’s unfair competition statutes. The actions seek reimbursement of alleged overcharges and punitive damages. An additional class action complaint containing similar allegations was later filed in California state court and removed to federal court, seeking to rescind various long-term power contracts entered into between the State and defendants, including Morgan Stanley.

Various complaints against Morgan Stanley and other power marketers have also been filed with the Federal Energy Regulatory Commission (the “FERC”), seeking to rescind or modify long-term power contracts entered into during and after the summer of 2000 as allegedly unjust and unreasonable. On April 10, 2002, the FERC set the cases for hearing and set a deadline of May 31, 2003 for a final ruling. The parties concluded evidentiary hearings with respect to all of the complaints, and on December 19, 2002, the administrative law judge handling several of the complaints, including two against Morgan Stanley, issued a decision recommending dismissal of the complaints.

On February 13, 2002, the FERC announced it would investigate possible abuses of market power or market manipulation in the trading of wholesale electricity in California and the Western United States during 2000. Morgan Stanley has responded to requests for information in connection with the investigation.

On October 1, 2002, Morgan Stanley received a subpoena from the CFTC regarding that agency’s ongoing investigation of certain trading by energy and power marketing firms. Morgan Stanley is cooperating in responding to the subpoena.

VII. In re Turkcell Iletisim Hizmetleri, A.S. Securities Litigation.    In November 2000, a class action was filed in the SDNY against Turkcell Iletisim Hizmetleri, A.S., a Turkish telecommunications company (“Turkcell”), certain officers of Turkcell, and six underwriters of Turkcell’s July 11, 2000 IPO, including Morgan Stanley. Plaintiffs filed a consolidated and amended complaint on March 29, 2001, which purports to cover a class of purchasers of Turkcell American Depositary Shares during the IPO and thereafter through September 21, 2000. The complaint alleges that the registration statement and prospectus contained materially false and misleading information concerning Turkcell’s business operations. The complaint asserts a claim under Section 11 of the Securities Act against all defendants and seeks unspecified compensatory damages, costs and attorneys’ fees. On November 1, 2001, the court granted defendants’ motion to dismiss in part and denied it in part. On August 22, 2002, the court granted plaintiffs’ motion for class certification.

VIII. Official Committee of Unsecured Creditors of Sunbeam Corporation v. Morgan Stanley & Co. Inc., et al.    In July 2001, the Official Committee of Unsecured Creditors of Sunbeam filed an adversary proceeding on behalf of the estate of Sunbeam in the Bankruptcy Court of the SDNY against Morgan Stanley, one of its affiliates and two other financial institutions. An amended complaint was filed on September 6, 2001 alleging that Morgan Stanley acted with gross negligence and aided and abetted fraud and breach of fiduciary duty in connection with advice given to Sunbeam’s board of directors concerning Sunbeam’s acquisition of three companies in 1998 and the offering of subordinated debt to finance the acquisitions. The complaint also asserted causes of action for equitable subordination and fraudulent transfer against all the defendants and one for setoff against Morgan Stanley and its affiliate. The complaint sought compensatory and punitive damages. On September 6, 2002, Sunbeam filed the Debtor’s Second Amended Disclosure Statement and Plan of Reorganization, which called for the dismissal with prejudice of the adversary proceeding upon approval of the Plan by the court. On October 18, 2002, the court dismissed the complaint with prejudice, and on October 29, 2002, the court denied the plaintiff’s motion for an expedited appeal. The Plan was approved on November 27, 2002. Also on November 27, 2002, a member of the Creditor’s Committee moved to intervene in the appeal before the SDNY. On December 18, 2002, the Plan became effective and was consummated. On January 22, 2003, the SDNY denied the motion to intervene in the appeal.

IX. EEOC Matter.    On September 10, 2001, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed suit against Morgan Stanley in the SDNY alleging that, since 1995, Morgan Stanley has engaged in a pattern or practice of discrimination against Allison Schieffelin, a former employee, and other females who have held the positions of associate, vice president, executive director or managing director in Morgan Stanley’s Institutional Equity Division (“IED”) in pay, promotion and other terms, conditions and privileges of employment. The complaint sought compensatory and punitive damages. The EEOC also alleges that Morgan Stanley retaliated against Schieffelin. Also on September 10, 2001, Schieffelin filed a motion to intervene in the EEOC action, along with an individual complaint alleging that she had been discriminated and retaliated against and seeking similar damages. On October 15, 2001, the court granted Schieffelin’s motion to intervene. On September 5, 2002, the court permitted the EEOC to amend its complaint to expand the class to include all IED female exempt non-officers eligible to be promoted to vice president, including associates and professionals. On December 2, 2002, the court denied without prejudice Morgan Stanley’s motion for partial summary judgment.

X. Other.    In addition to the matters described above, in the normal course of business, Morgan Stanley has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution, certain of which legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Morgan Stanley is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many firms, including Morgan Stanley. This increase has been exacerbated by the general decline of securities prices that began in 2000 and continued through the end of fiscal 2002. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Morgan Stanley cannot predict with certainty the eventual loss or range of loss related to such matters. Morgan Stanley is contesting liability and/or the amount of damages in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of each matter will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, although the outcome could be material to Morgan Stanley’s operating results for a particular future period, depending on, among other things, the level of Morgan Stanley’s income for such period.

Item 4.    Submission of Matters to a Vote of Security Holders.    None.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters. Morgan Stanley’s common stock trades on the NYSE and The Pacific Exchange. Morgan Stanley had approximately 141,000 holders of record at November 29, 2002; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2002:
Fourth Quarter	$28.80	$46.83	$0.23
Third Quarter	$33.50	$46.50	$0.23
Second Quarter	$43.92	$58.27	$0.23
First Quarter	$45.90	$60.02	$0.23

Fiscal 2001:
Fourth Quarter	$35.75	$59.60	$0.23
Third Quarter	$50.10	$66.40	$0.23
Second Quarter	$44.10	$75.23	$0.23
First Quarter	$61.63	$90.49	$0.23

Item 6.    Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year(1)
	2002	2001	2000	1999	1998
Income Statement Data:
Revenues:
Investment banking	$2,527	$3,425	$5,008	$4,523	$3,339
Principal transactions:
Trading	2,685	5,491	7,361	5,796	3,159
Investments	(35)	(316)	193	725	89
Commissions	3,280	3,162	3,647	2,774	2,208
Fees:
Asset management, distribution and administration	3,945	4,216	4,405	3,462	3,111
Merchant and cardmember	1,420	1,349	1,256	1,030	1,244
Servicing	2,091	1,904	1,489	1,232	936
Interest and dividends	15,866	24,127	21,234	14,880	16,385
Other	636	516	513	250	268

Total revenues	32,415	43,874	45,106	34,672	30,739
Interest expense	11,970	20,729	18,148	12,487	13,443
Provision for consumer loan losses	1,336	1,052	810	526	1,174

Net revenues	19,109	22,093	26,148	21,659	16,122

Non-interest expenses:
Compensation and benefits	7,933	9,372	10,896	8,361	6,609
Other	6,221	6,987	6,733	5,542	4,793
Restructuring and other charges	235	—	—	—	—

Total non-interest expenses	14,389	16,359	17,629	13,903	11,402

Gain on sale of businesses	—	—	35	—	685

Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	4,720	5,734	8,554	7,756	5,405
Provision for income taxes	1,645	2,074	3,070	2,937	1,992
Dividends on preferred securities subject to mandatory redemption	87	50	28	28	20

Income before extraordinary item and cumulative effect of accounting change	2,988	3,610	5,456	4,791	3,393
Extraordinary item	—	(30)	—	—	—
Cumulative effect of accounting change	—	(59)	—	—	(117)

Net income	$2,988	$3,521	$5,456	$4,791	$3,276

Earnings applicable to common shares(2)	$2,988	$3,489	$5,420	$4,747	$3,221

Per Share Data:
Earnings per common share:
Basic before extraordinary item and cumulative effect of accounting change	$2.76	$3.29	$4.95	$4.33	$2.90
Extraordinary item	—	(0.03)	—	—	—
Cumulative effect of accounting change	—	(0.05)	—	—	(0.10)

Basic	$2.76	$3.21	$4.95	$4.33	$2.80

Diluted before extraordinary item and cumulative effect of accounting change	$2.69	$3.19	$4.73	$4.10	$2.76
Extraordinary item	—	(0.03)	—	—	—
Cumulative effect of accounting change	—	(0.05)	—	—	(0.09)

Diluted	$2.69	$3.11	$4.73	$4.10	$2.67

	Fiscal Year(1)
	2002	2001	2000	1999	1998
Book value per common share	$ 20.24	$ 18.64	$ 16.91	$ 14.85	$ 11.94
Dividends per common share	$ 0.92	$ 0.92	$ 0.80	$ 0.48	$ 0.40

Balance Sheet and Other Operating Data:
Total assets	$529,499	$482,628	$421,279	$366,967	$317,590
Consumer loans, net	23,404	20,108	21,743	20,963	16,412
Total capital(3)	65,936	61,633	49,637	39,699	37,922
Long-term borrowings(3)	44,051	40,917	30,366	22,685	23,803
Shareholders’ equity	21,885	20,716	19,271	17,014	14,119
Return on average common shareholders’ equity	14.1%	18.5%	30.9%	32.6%	24.5%
Average common and equivalent shares(2)	1,083,270,783	1,086,121,508	1,095,858,438	1,096,789,720	1,151,645,450

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts shown are used to calculate basic earnings per common share.
(3)	These amounts exclude the current portion of long-term borrowings and include Capital Units and Preferred Securities Subject to Mandatory Redemption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S.

In June 2002, the Company changed its name from “Morgan Stanley Dean Witter & Co.” to “Morgan Stanley.”

The Company’s results of operations for the 12 months ended November 30, 2002 (“fiscal 2002”), November 30, 2001 (“fiscal 2001”) and November 30, 2000 (“fiscal 2000”) are discussed below.

Results of Operations. *

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there has been a heightened level of legislative, legal and regulatory developments related to the financial services industry that may affect future results of operations. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis, including (without limitation) increased market share in all of its businesses, growth in assets under management and expansion of its Credit Services business.

The Company’s Institutional Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size,

*	This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as well as a discussion of some of the risks and uncertainties involved in the Company’s businesses that could affect the matters referred to in such statements.

number, and timing of investment banking client assignments and transactions and the realization of returns from the Company’s principal investments. Such factors also affect the level of individual investor participation in the financial markets, which impacts the results of the Individual Investor Group. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company’s Investment Management business. In the Company’s Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of Credit Services.

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its professionals and other personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including investment objectives; relative performance of investment products; advertising and sales promotion efforts; fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, account acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

Besides competition from firms traditionally engaged in the financial services business, competition has continued to increase from other sources, such as commercial banks, insurance companies, sponsors of mutual funds and other companies offering financial services in the U.S., globally and through the Internet. The financial services industry has experienced consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. Such convergence may continue and could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company’s ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources, enhancement of its global franchise, and management of costs and its capital structure. The Company’s overall financial results will continue to be affected by its ability and success in addressing client goals; maintaining high levels of profitable business activities; emphasizing fee-based products that are designed to generate a continuing stream of revenues; evaluating credit product pricing; managing risks, costs and its capital position; and maintaining its strong reputation and franchise. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

Global Market and Economic Conditions in Fiscal 2002.

The difficult global market and economic conditions that existed during fiscal 2001 deteriorated further throughout fiscal 2002. Although fiscal 2002 began amid increased expectations of improved economic performance, the anticipated recovery never materialized, and global economic growth remained sluggish. In addition, weak corporate earnings and the emergence of numerous corporate accounting and governance irregularities undermined investor confidence, and the majority of global equity markets experienced sharp declines during fiscal 2002. Uncertainty surrounding lingering terrorist threats and increased geopolitical tensions also contributed to investors becoming increasingly risk-averse. It currently is uncertain when these market and economic conditions will improve.

These conditions adversely affected the Company’s fiscal 2002 results of operations, as the revenues of the Company’s Institutional Securities, Individual Investor Group and Investment Management business segments declined from the levels achieved in fiscal 2001. The Company’s Institutional Securities business recorded lower revenues from its investment banking and sales and trading activities in fiscal 2002 as compared with fiscal 2001. The Company’s Individual Investor Group business continued to be adversely affected by low levels of retail investor participation in the equity markets, while the decline in revenues in the Company’s Investment Management business reflected a decrease in customer assets under management or supervision and a shift toward investment allocations perceived to contain lower risk.

In the U.S., market and economic conditions remained difficult during fiscal 2002. Despite generally resilient consumer spending, economic growth continued to be sluggish. The unemployment rate remained at a relatively high level, and investors continued to be concerned with weak corporate earnings and increased uncertainty about the strength and pace of the global economic recovery. In addition, investor confidence weakened due to increased concerns regarding the quality of corporate financial reporting and accounting practices, corporate governance, unethical or illegal corporate practices and several significant corporate bankruptcies. These developments, coupled with increased geopolitical unrest, created difficult conditions in U.S. financial markets. U.S. equity markets declined for the third consecutive year, the first time that has occurred since the 1940s. In response to these conditions, during fiscal 2002 the Federal Reserve Board (the “Fed”) eased interest rates in order to stimulate economic activity. In two separate actions, the Fed lowered both the overnight lending rate and the discount rate by an aggregate of 0.75%. The Securities and Exchange Commission (the “SEC”) also responded by, among other things, requiring chief executive officers and chief financial officers of companies with large market capitalization to certify the accuracy of certain prior financial reports and other SEC filings. In addition, the Sarbanes-Oxley Act of 2002 was enacted, which includes broad legislation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence.

Economic and market conditions also were difficult in Europe during fiscal 2002. Economic growth was generally sluggish, reflecting weak industrial production and the impact of difficult conditions existing in the global economy. In Germany, the region’s largest economy, growth was adversely impacted by a relatively high unemployment rate and weak industrial production and job creation. As a result, the majority of equity market indices within the region declined during fiscal 2002. During the year, the European Central Bank (“ECB”) left the benchmark interest rate within the region unchanged. Subsequent to fiscal year-end, in December 2002, the ECB lowered the benchmark interest rate within the European Union by 0.5%. In the U.K., inflation and unemployment were generally stable, and consumer spending was relatively strong. However, equity prices in the U.K. declined during fiscal 2002. The Bank of England left the benchmark interest rate unchanged during the year.

Economies in the Far East, which are heavily dependent on export levels, also were adversely impacted by the sluggish performance of the U.S. economy during fiscal 2002. In Japan, although the level of economic activity improved, economic growth was subdued, and the prospects for continued recovery still were uncertain in light of the difficult conditions existing throughout the global economy. In addition, lingering concerns over the banking sector, including the level of non-performing bank loans, and deflationary pressures negatively impacted the nation’s economy. Consumer spending remained weak, reflecting a relatively high unemployment rate and low consumer confidence. As a result, Japanese equity markets declined during fiscal 2002. Certain nations elsewhere in the Far East experienced an improvement in the level of exports and manufacturing output. However, their prospects for continued recovery will be largely dependent on developments elsewhere in the world, particularly in the U.S.

The decline in the worldwide market for mergers and acquisitions that began in mid-2000 continued during fiscal 2002. The number of transactions and the average transaction size fell significantly during fiscal 2002 as compared with fiscal 2001. However, transaction activity continued to be diverse in terms of regional and industry breadth, reflecting the continuing need for consolidation and globalization in a variety of industries, including consumer products, health-care, financial services and general-industrial business sectors. The market for merger and acquisition transactions was adversely affected by weakened investor confidence in light of several significant corporate accounting irregularities and bankruptcies, weak corporate earnings and declines in the global equity markets. In addition, many companies continued to respond to the difficult market and economic conditions by focusing on cost reduction instead of expansion.

The worldwide market for equity underwriting transactions was adversely affected by the uncertainty in the global financial markets, which contributed to a significant decline in transaction volume as compared with the prior year. Between mid-August 2002 and the second week of October 2002, there were no initial public offerings (“IPOs”) in the U.S. equity markets, the first time this has occurred since 1975 (according to Thomson Financial). The market for fixed income underwritings also was more difficult in fiscal 2002 as compared with fiscal 2001, primarily due to lower transaction volumes resulting from an overall market slowdown coupled with increased competitive pressures.

U.S. consumer demand and spending continued its resiliency throughout much of fiscal 2002, stimulated by historically low interest rates that lowered borrowing costs and increased mortgage refinancings. However, due to reduced personal wealth, relatively high unemployment, declining equity prices, and general economic and geopolitical concerns, consumer demand and spending moderated as fiscal 2002 concluded. In addition, there was a continued rise in personal bankruptcy filings during fiscal 2002.

Fiscal 2002 and Fiscal 2001 Results of the Company.

The Company recorded net income of $2,988 million in fiscal 2002, a 15% decrease from fiscal 2001. In fiscal 2001, the Company’s net income was $3,521 million, a decrease of 35% from fiscal 2000. Fiscal 2001’s net income included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings and a charge of $59 million for the cumulative effect of an accounting change associated with the Company’s adoption, on December 1, 2000, of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Excluding the extraordinary item and the cumulative effect of the accounting change, the Company’s net income for fiscal 2002 was 17% below the comparable period of fiscal 2001. Excluding the extraordinary item and the cumulative effect of the accounting change, the Company’s net income for fiscal 2001 was 34% below the comparable period of fiscal 2000.

The Company’s effective income tax rate was 34.9%, 36.2% and 35.9% in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The decrease in the effective tax rate in fiscal 2002 primarily reflected lower tax rates attributable to non-U.S. earnings. The effective tax rate in fiscal 2001 was relatively unchanged from the prior year.

Basic earnings per common share decreased 14% to $2.76 in fiscal 2002 and decreased 35% to $3.21 in fiscal 2001. Excluding the extraordinary loss and the impact of the cumulative effect of an accounting change noted above, fiscal 2001’s basic earnings per common share were $3.29. Diluted earnings per common share decreased 14% to $2.69 in fiscal 2002 and decreased 34% to $3.11 in fiscal 2001. Excluding the extraordinary loss and the impact of the cumulative effect of an accounting change, fiscal 2001’s diluted earnings per common share were $3.19.

The Company’s return on average common shareholders’ equity (excluding the extraordinary loss and the cumulative effect of the accounting change for fiscal 2001) was 14%, 19% and 31% in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

In light of the declines in the global financial markets over the past few years, the Company contributed approximately $450 million to its defined benefit pension plans during fiscal 2002. These contributions were funded with cash from operations and were recorded as a component of prepaid pension benefit cost in the Company’s consolidated statements of financial condition. In addition, the Company, in consultation with its independent actuaries, lowered its expected long-term rate of return on plan assets (from 9.0% to 8.5%) for fiscal 2002 (see Note 15 to the consolidated financial statements). The impact of this change was not material to the Company’s consolidated results of operations in fiscal 2002. The impact of the Company’s cash contributions in fiscal 2002, coupled with a lower expected long-term rate of return on plan assets for fiscal 2003 (7.5%), is not expected to have a material impact on the Company’s consolidated results of operations in fiscal 2003.

At November 30, 2002, the Company had approximately 56,000 employees worldwide, a decrease of 9% from November 30, 2001. The reduction in staffing levels reflected the Company’s continued efforts to manage costs in light of the weakened global economy and reduced business activity. During the fourth quarter of fiscal 2002, the Company had workforce reductions of approximately 2,200 employees (see “Restructuring and Other Charges” herein).

Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflects several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions currently existing in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, have had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

This charge, which is recorded as Restructuring and other charges on the Company’s consolidated statements of income, consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments and outplacement costs provided to the affected individuals. The restructuring and other charges were included in the Institutional Securities ($117 million), Individual Investor Group ($112 million) and Investment Management ($6 million) business segments.

The Company expects that these actions will yield pre-tax savings of approximately $245 million in fiscal 2003. Approximately $195 million of these expected savings relate to reduced employee-related costs, which will be recognized within Compensation and benefits expenses in the Company’s consolidated statements of income. The remainder of the expected savings for fiscal 2003 relate to lower facilities costs, which will be recognized within Occupancy and equipment expenses. Subsequent to fiscal 2003, the Company will continue to recognize lower occupancy and equipment expenses as a result of its decision to reduce its office space. However, the changes in these and other operating expenses from period to period have been, and will continue to be, affected by the Company’s management of its costs in light of the overall level of business activity and other business initiatives.

The majority of the workforce reductions were completed during the fourth quarter of fiscal 2002. The consolidation of branch locations and other space-related actions are expected to be substantially completed by the second quarter of fiscal 2003. The Company expects that the remaining space-related payments and severance-related payments will be funded by cash from operations.

Recent Developments.

On December 19, 2002, the Company (and other financial services firms) reached an agreement in principle with the SEC, the New York State Attorney General’s Office, the New York Stock Exchange, Inc. (“NYSE”), the National Association of Securities Dealers, Inc. and the North American Securities Administrators Association

(on behalf of state securities regulators) to resolve their investigations relating to alleged research analyst conflicts of interest. The agreement resolved the investigations as to the Company and the other firms but not as to individuals within the firms. Pursuant to the agreement in principle, the Company, without admitting or denying the allegations, agreed (i) to pay $50 million in retrospective relief and (ii) to adopt internal structural and operational practices that will further enhance the steps it already has taken to help ensure research analyst integrity and promote investor confidence. In addition, the Company agreed to provide independent third-party research to clients and to pay $75 million over five years to fund such research. The costs of the agreement in principle have been provided for in the Company’s consolidated financial statements.

Business Acquisitions, Business Disposition and Asset Dispositions.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group business segment.

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) business segments. The allocation was based upon occupancy levels originally planned for the building.

In fiscal 2001, the Company acquired Quilter Holdings Limited (“Quilter”), a U.K.-based private client investment management business providing segregated account management and advisory services to individuals, pension funds and trusts. The Company’s fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

In fiscal 2000, the Company acquired Ansett Worldwide Aviation Services (“Ansett Worldwide”), one of the world’s leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world. The Company’s fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

In the fourth quarter of fiscal 1998, the Company sold its Global Custody business to The Chase Manhattan Corporation (“Chase”). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business in fiscal 2000.

Business Segments.

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

Previously, the results of the Company’s institutional and individual securities activities were aggregated into one reporting segment. In addition, the Investment Management business segment includes the Company’s private equity activities. Prior to fiscal 2002, private equity activities were included within the Company’s Institutional Securities business segment. The segment data for all periods presented have been restated to reflect these changes.

Allocation decisions in global financial services businesses are by their nature complex and subjective and involve a high degree of judgment. Management currently is evaluating the segment allocation methodology, and the effect of any changes may be material to a particular segment. Therefore, business segment results in the future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company’s overall results of operations.

A substantial portion of the Company’s compensation expense represents performance-based bonuses, which are determined at the end of the Company’s fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of the Company as well as the performance of individual business units. The timing and magnitude of changes in the Company’s bonus accruals can have a significant effect on segment operating results in a given period.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

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

Fair Value.    Financial instruments owned of $173 billion and financial instruments sold, not yet purchased of $86 billion at November 30, 2002, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale.

The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, products that are thinly or not quoted will generally have reduced to no price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a product provides a source of transparency for products that otherwise are not actively quoted or during periods of market dislocation.

A substantial percentage of the fair value of the Company’s financial instruments owned and financial instruments sold, not yet purchased, is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These analyses may involve a degree of judgment.

The Company’s cash products include securities issued by the U.S. government and its agencies and instrumentalities, other sovereign debt obligations, corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived from observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies and instrumentalities, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain traded loan products and most mortgage-backed securities.

By contrast, some cash products exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain traded loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently. At November 30, 2002, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $7.6 billion and $0.5 billion, respectively.

The Company’s derivative products include listed and over-the-counter (“OTC”) derivatives. Listed derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. Fair values for listed derivatives recorded as financial instruments owned and financial instruments sold, not yet purchased amounted to $2 billion and $2 billion, respectively, at November 30, 2002. OTC derivatives included a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts. Fair values for OTC derivative products recorded as financial instruments owned and financial instruments sold, not yet purchased, which amounted to $34 billion and $27 billion, respectively, at November 30, 2002, were derived from pricing models.

The fair value of OTC derivative contracts is derived from pricing models, which may require multiple market input parameters. This technique is deemed more reliable than subjective adjustment to prices obtained for similar instruments. The Company relies on pricing models as a valuation methodology to determine fair value for OTC derivative products because market convention is to quote input parameters to models rather than prices, not because of a lack of an active trading market. The term “model” typically refers to a mathematical calculation methodology based on accepted financial theories. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as quoted market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or related financial instruments. The Company’s trading divisions and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk — Risk Management — Credit Risk” in Part II, Item 7A.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the prices used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and the assumptions are reasonable. These control processes include periodic review of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading divisions. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model utilizes historical and statistical analysis to determine fair value, recently executed comparable transactions are considered for purposes of validating assumptions underlying the model. Where the fair value of the transaction deviates significantly from the fair value derived from the model, the transaction fair value will be used to further refine the model’s input or statistical techniques in determining fair value in future periods. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional validation of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information further validates the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk — Risk Management” in Part II, Item 7A.

Transfers of Financial Assets.    The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

In connection with its Institutional Securities business, the Company engages in securitization transactions to facilitate client needs and as a means of selling financial assets. The Company recognizes any interests in the transferred assets and any liabilities incurred in securitization transactions in its consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of such interests are recognized in the consolidated statements of income. The use of different pricing models or assumptions could produce different financial results.

In connection with its Credit Services business, the Company periodically sells consumer loans through asset securitizations and continues to service these loans. The present value of the future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans. The securitization gain or loss involves the Company’s best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves and appropriate discount rates. The use of different estimates or assumptions could produce different financial results.

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses in the Company’s Credit Services business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy.

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The amount of the allowance is established through a process that begins with estimates of the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In addition, the Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Credit Services—Provision for Consumer Loan Losses” herein).

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 121, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, an impairment charge based on the excess of the carrying value over the fair value of the aircraft is recognized. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 19 to the consolidated financial statements). On December 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see “New Accounting Pronouncements” herein).

INSTITUTIONAL SECURITIES

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenues:
Investment banking	$2,240	$3,091	$4,492
Principal transactions:
Trading	2,114	4,719	6,591
Investments	41	(216)	100
Commissions	2,073	1,816	1,577
Asset management, distribution and administration fees	106	96	101
Interest and dividends	13,069	20,727	17,150
Other	414	438	385

Total revenues	20,057	30,671	30,396
Interest expense	10,789	19,117	16,304

Net revenues	9,268	11,554	14,092

Non-interest expenses	6,564	7,715	8,685

Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	2,704	3,839	5,407
Provision for income taxes	914	1,317	1,815
Dividends on preferred securities subject to mandatory redemption	87	50	28

Income before extraordinary item and cumulative effect of accounting change	1,703	2,472	3,564
Extraordinary item	—	(30)	—
Cumulative effect of accounting change	—	(46)	—

Net income	$1,703	$2,396	$3,564

Institutional Securities provides a wide range of financial products, services and investment advice to institutional investors. Institutional Securities business activities are conducted in the U.S. and throughout the world and include investment banking, sales and trading, financing, market-making activities, full-service brokerage services, principal investing activities, aircraft financing activities and research.

Institutional Securities achieved net revenues of $9,268 million and net income of $1,703 million in fiscal 2002, decreases of 20% and 29%, respectively, from fiscal 2001. Institutional Securities net income for fiscal 2001 included an extraordinary loss of $30 million associated with the early extinguishment of certain long-term borrowings and a charge of $46 million from the cumulative effect of an accounting change associated with the Company’s adoption of SFAS No. 133 on December 1, 2000. The decreases in net revenues and net income in fiscal 2002 were primarily attributable to lower revenues from the Company’s sales and trading and investment banking activities, partially offset by lower non-interest expenses. In fiscal 2001, Institutional Securities net revenues and net income decreased 18% and 33%, respectively, from fiscal 2000. The decreases in net revenues and net income in fiscal 2001 were primarily attributable to lower revenues from the Company’s investment banking and sales and trading activities, partially offset by lower levels of incentive-based compensation expense. The decrease in net revenues and net income also reflected principal investment losses in fiscal 2001 as compared with principal investment gains in fiscal 2000, as well as a higher level of expenses associated with the Company’s aircraft financing business.

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$962	$1,420	$2,144
Equity underwriting revenues	534	775	1,537
Fixed income underwriting revenues	744	896	811

Total investment banking revenues	$2,240	$3,091	$4,492

Investment banking revenues decreased 28% in fiscal 2002, reflecting lower revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions. In fiscal 2001, the 31% decrease in investment banking revenues reflected lower revenues from equity underwriting transactions and merger, acquisition and restructuring activities, partially offset by higher fixed income underwriting revenues.

Conditions in the worldwide merger and acquisition markets were extremely difficult in fiscal 2002. There was $1.2 trillion of transaction activity announced during calendar year 2002 (according to Thomson Financial), a decrease of 29% from calendar year 2001. During calendar year 2002, the Company’s volume of announced merger and acquisition transactions was approximately $210 billion as compared with approximately $460 billion in the prior year, a decrease of 54%. The number of transactions and the average transaction size fell significantly during fiscal 2002 as compared with fiscal 2001, primarily reflecting the difficult global market and economic conditions that existed during the period. Increased concerns over corporate accounting and governance issues and declining global equity prices also had a negative impact on the volume of advisory transactions, which contributed to a 32% decrease in revenues in fiscal 2002. In fiscal 2001, sharp declines in the volume of merger and acquisition transaction activity were experienced across many industries and geographic locations and had a negative impact on advisory fees, which decreased 34%. The declines in the global equity markets during fiscal 2001 negatively affected transaction activity by reducing the purchasing power of potential acquirers.

Equity underwriting revenues decreased 31% in fiscal 2002 and 50% in fiscal 2001, reflecting significantly lower volumes of equity offerings in the global equity markets, principally in the U.S. and Europe. The decline in new issue volume in both periods reflected the difficult conditions that existed in the global equity markets, including the technology, media and telecommunications sectors. The decrease in fiscal 2002 also was due to lower revenues from underwriting convertible securities. The decrease in fiscal 2001 was partially offset by a record level of revenues from underwriting convertible securities.

Fixed income underwriting revenues decreased 17% in fiscal 2002, primarily reflecting less favorable market conditions, including volatile credit spreads due to an increase in credit risks associated with certain issuers. These conditions contributed to a lower level of investment grade and structured credit underwriting transactions. This decrease was partially offset by higher revenues from underwriting municipal fixed income securities. Fixed income underwriting revenues increased 10% in fiscal 2001. The volume of fixed income underwriting transactions in fiscal 2001 reflected a lower interest rate environment in both the U.S. and Europe, resulting in issuers taking advantage of historically low yields rendered by the Fed’s and the ECB’s interest rate actions. The volume of fixed income underwriting transactions was generally strong throughout fiscal 2001, particularly in investment grade products and structured credit transactions.

Given current market and economic conditions, it is uncertain at what pace investment banking transactions will occur in future periods.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues. In assessing the profitability of its business activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company’s positions.

The components of the Company’s sales and trading revenues are described below:

Principal Transactions.    Principal transaction trading revenues include revenues from customers’ purchases and sales of securities in which the Company acts as principal and gains and losses on the Company’s securities positions. The Company also engages in proprietary trading activities for its own account.

Commissions.    Commission revenues primarily arise from agency transactions in listed and over-the-counter equity securities and options. In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities now are included in commission revenues.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and financial instruments sold, not yet purchased, reverse repurchase and repurchase agreements, trading strategies, customer activity in the Company’s prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Reverse repurchase and repurchase agreements and securities borrowed and securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenue on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Sales and trading revenues include the following:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
Equities	$3,584	$4,615	$5,975
Fixed income(1)	3,265	3,909	2,876

(1)	Amounts include interest rate products, foreign exchange, credit products and commodities.

Sales and trading revenues decreased 21% in fiscal 2002, reflecting lower equity and fixed income trading revenues. Sales and trading revenues decreased 10% in fiscal 2001, as lower equity trading revenues were partially offset by higher fixed income trading revenues.

Equity sales and trading revenues decreased 22% in fiscal 2002, reflecting lower revenues from cash and derivative equity products due to lower levels of market volatility and lower trading opportunities related to new issue volume, decreased levels of inflows into equity mutual funds and lower revenues from certain proprietary trading activities. In fiscal 2002, the sluggish global economy and increased concerns regarding corporate bankruptcies and accounting irregularities contributed to difficult conditions in the equity markets, primarily in the U.S. and Europe.

Equity sales and trading revenues decreased 23% in fiscal 2001, primarily reflecting lower revenues from trading cash and derivative equity products. Despite higher customer trading volumes in both listed and OTC securities, conditions in the equity markets were generally less favorable in comparison with fiscal 2000, primarily in the U.S. and Europe. In particular, the level of market volatility was significantly lower in fiscal 2001 as compared with fiscal 2000, especially in the technology sector. The decline in equity revenues also reflected lower new issue volume, lower levels of cash flows into equity mutual funds, increased margin pressure resulting from the decimalization of the quoted price of certain U.S. equity securities and lower revenues from certain proprietary trading activities.

Fixed income sales and trading revenues decreased 16% in fiscal 2002. The decrease primarily reflected lower revenues from government and investment grade fixed income securities and commodities, each of which had notably strong results in fiscal 2001, partially offset by higher revenues from global high-yield fixed income products and foreign exchange. The trading environment for government fixed income securities was difficult during fiscal 2002, due to lack of direction with respect to interest rates. The decrease in revenues from investment grade fixed income securities reflected a less favorable environment due to an increase in credit risks associated with certain issuers as corporate credit spreads widened due to concerns over corporate bankruptcies, corporate reporting and accounting issues, and credit downgrades. The decrease in commodity revenues from the record revenues achieved in fiscal 2001 was primarily attributable to difficult conditions in the energy markets, particularly in the electricity and natural gas sectors. Lower levels of market liquidity and volatility existed during much of fiscal 2002, resulting in fewer trading opportunities. These conditions reflected increased energy regulation and a decline in the number of active market participants. The increase in revenues from global high-yield fixed income products was primarily driven by distressed debt and emerging markets activities, as well as a lower level of markdowns as compared with the prior year. The increase in foreign exchange trading revenues reflected higher market volatility as the U.S. dollar depreciated against the yen and the euro during much of fiscal 2002. U.S. dollar-denominated assets were relatively less attractive in fiscal 2002, reflecting concerns over the U.S. economy and difficult conditions in U.S. financial markets.

In fiscal 2001, fixed income sales and trading revenues increased 36%, primarily reflecting higher revenues from trading government and investment grade fixed income products and foreign exchange and commodities, partially offset by lower revenues from trading global high-yield fixed income products, including emerging markets and distressed debt instruments. Revenues from trading government and investment grade securities benefited from strong trading volumes and market liquidity, partially reflecting the aggressive easing of interest rates by the Fed and the ECB during the year. The increase in foreign exchange revenues reflected higher levels of customer trading volumes and volatility in the foreign exchange markets in both the U.S. and Europe. The higher level of volatility in the foreign exchange markets primarily reflected the Fed’s interest rate actions during fiscal 2001 and the euro’s rally relative to the U.S. dollar during the first half of fiscal 2001. Commodity revenues increased to a record level in fiscal 2001, primarily driven by higher revenues from electricity and natural gas trading, which benefited from periods of heightened price volatility. The volatility in electricity and natural gas prices primarily resulted from periodic regional energy shortages, as well as fluctuations in demand due to changing weather conditions. Higher revenues from metals trading also contributed to the increase in fiscal 2001, as these markets rallied after September 11, 2001. The decline in revenues from global high-yield securities reflected the adverse impact of the difficult market and economic conditions that existed during fiscal 2001 on certain high-yield issuers, which resulted in markdowns of certain positions.

In addition, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities (see “Other” herein), as well as losses associated with the Company’s corporate lending activities. In fiscal 2002, sales and trading revenues associated with these activities decreased and continued to reflect losses in the Company’s corporate lending activities due to the difficult market conditions that existed during fiscal 2002, including the continued deterioration in the credit markets. These decreases were slightly offset by lower interest costs associated with the Company’s aircraft financing activities. The decline in these sales and trading revenues in fiscal 2001 as compared with fiscal 2000 also was attributable to losses associated with the Company’s corporate lending activities coupled with higher interest costs related to the Company’s aircraft financing activities.

Principal Investments.    Principal transaction net investment revenue aggregating $41 million was recognized in fiscal 2002 as compared with losses of $216 million in fiscal 2001. Fiscal 2002’s results included gains on the Company’s real estate investments, partially offset by losses in other principal investments. Fiscal 2001’s results included losses in the Company’s principal investments, primarily reflecting difficult market conditions in the technology and telecommunications sectors.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to sales restrictions. Moreover, estimates of the eventual realizable value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate investment activities.

Asset management, distribution and administration fees increased 10% in fiscal 2002, primarily due to higher management fees from the Company’s real estate investment activities. Asset management, distribution and administration fees decreased 5% in fiscal 2001, primarily due to lower management fees from the Company’s real estate investment activities.

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business.

Other revenues decreased 5% in fiscal 2002. The decrease was primarily attributable to lower revenues from the Company’s aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft. The decrease was partially offset by the inclusion of a gain (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower in the first quarter of fiscal 2002.

Net revenues from the Company’s aircraft financing business declined in fiscal 2002 as compared with the prior year, reflecting the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the events of September 11, 2001. During fiscal 2002, the continuing reduction in aircraft passenger volume and the bankruptcy of several major airlines resulted in the grounding of a significant number of aircraft. Such conditions have contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. The Company currently expects these conditions to continue or deteriorate further in the foreseeable future.

Other revenues increased 14% in fiscal 2001. The increase primarily related to higher revenues from the Company’s aircraft financing business, as fiscal 2001 included a full year of revenues related to Ansett Worldwide, which was acquired in fiscal 2000. The terrorist attacks of September 11, 2001 had an adverse impact on the global aviation industry. As a result, the Company’s aircraft financing business experienced a decline in revenues and an increase in non-interest expenses in the fourth quarter of fiscal 2001.

Non-Interest Expenses.    Fiscal 2002’s total non-interest expenses decreased 15%. Compensation and benefits expense decreased 22%, principally reflecting lower incentive-based compensation due to lower revenues and earnings and reduced employment levels attributable to the Company’s focus on managing costs. Excluding compensation and benefits expense, non-interest expenses decreased 3%. Brokerage, clearing and exchange fees increased 8%, primarily reflecting higher brokerage and clearing costs due to increased global securities trading volume, particularly in Europe and the U.S. Marketing and business development expense decreased 7%, primarily reflecting a lower level of travel and entertainment costs, which reflected the overall decline in business activity in the global financial markets. Professional services expense decreased 22%, primarily reflecting lower consulting costs, as well as lower temporary service costs and lower recruiting fees. Other expense decreased 16%, primarily reflecting lower costs associated with the Company’s aircraft financing business, including a lower impairment charge of $74 million (as compared with $87 million in fiscal 2001) and lower maintenance and other aircraft-related costs in fiscal 2002 (see Note 19 to the consolidated financial statements). Non-interest expenses also included restructuring and other charges of $117 million (see “Restructuring and Other Charges” herein).

Fiscal 2001’s total non-interest expenses decreased 11%. Compensation and benefits expense decreased 19%, principally reflecting lower incentive-based compensation due to lower revenues and earnings. Fiscal 2001’s compensation and benefits expense included severance and other related costs associated with reduced employment levels attributable to the Company’s focus on managing costs. Excluding compensation and benefits expense, non-interest expenses increased 8%. Occupancy and equipment expense increased 22%, primarily due to increased office space and rental costs in New York City and London. Brokerage, clearing and exchange fees increased 22%, primarily reflecting higher brokerage and clearing costs due to increased global securities trading volume, particularly in Europe and the U.S. Information processing and communications expense increased 19%, primarily due to increased costs associated with the Company’s information technology infrastructure, including data processing and market data services. Marketing and business development expense decreased 20%, primarily due to a lower level of travel and entertainment costs, which reflected the overall decline in business activity in the global financial markets. Other expense increased 23%, primarily reflecting significantly higher costs associated with the Company’s aircraft financing business. Such costs include a charge of $87 million for the impairment of certain aircraft assets, as well as higher repossession, maintenance and other aircraft-related costs (see Note 19 to the consolidated financial statements).

INDIVIDUAL INVESTOR GROUP

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenues:
Investment banking	$255	$280	$387
Principal transactions:
Trading	567	772	770
Investments	(45)	(11)	34
Commissions	1,157	1,300	2,029
Asset management, distribution and administration fees	1,640	1,700	1,777
Interest and dividends	359	735	1,091
Other	178	45	72

Total revenues	4,111	4,821	6,160
Interest expense	131	366	454

Net revenues	3,980	4,455	5,706

Non-interest expenses	3,995	4,516	4,813

(Loss) income before income taxes	(15)	(61)	893
Income tax (benefit) provision	(8)	(17)	387

Net (loss) income	$(7)	$(44)	$506

Individual Investor Group provides its clients with financial planning and investment advisory services through a flexible platform designed to accommodate individual investment goals and risk profiles. Individual Investor Group offers securities and investment products supported by the Company’s investment banking, research, investment management, execution and operational resources. The Company’s Private Wealth Management group provides financial solutions and management services to high net worth individuals and families. At November 30, 2002, the Company had client assets of $517 billion and the second largest financial advisor sales organization in the U.S. On a global basis, the Company had approximately 12,500 professional financial advisors at November 30, 2002.

Individual Investor Group net revenues were $3,980 million in fiscal 2002, a decrease of 11% from fiscal 2001. Individual Investor Group net loss was $7 million in fiscal 2002 as compared with a net loss of $44 million in fiscal 2001. The decrease in net revenues was primarily attributable to lower net interest, principal trading and commission revenues, and lower asset management, distribution and administration fees. The decline in the net loss was due to lower non-interest expenses, including lower compensation and benefits costs and a net gain of approximately $50 million from the sale of the Company’s self-directed online brokerage accounts, partially offset by restructuring and other charges of $112 million (see “Restructuring and Other Charges” herein).

Individual Investor Group net revenues were $4,455 million in fiscal 2001, a decrease of 22% from fiscal 2000. Individual Investor Group had a net loss of $44 million in fiscal 2001 as compared with net income of $506 million in fiscal 2000. The decrease in net revenues and the net loss were primarily attributable to lower commission, net interest and investment banking revenues, and lower asset management, distribution and administration fees, partially offset by a decrease in non-interest expenses, including lower compensation costs and lower marketing and business development costs.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses).

The Company believes that the difficult economic and market conditions that currently exist, including weakened investor confidence and increased risk aversion among individual investors, are likely to continue to have an adverse impact on the results of its Individual Investor Group business.

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues decreased 9% in fiscal 2002 and 28% in fiscal 2001. The decrease in both periods was primarily due to a decrease in Unit Investment Trust sales volume.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of securities in which the Company acts as principal and gains and losses on the Company’s securities positions. The Company maintains certain security positions primarily to facilitate Individual Investor Group customer transactions. Principal transaction trading revenues decreased 27% in fiscal 2002, reflecting lower equity and fixed income trading revenues. In fiscal 2001, principal transaction trading revenues remained stable versus fiscal 2000, as an increase in fixed income trading revenues was offset by a decline in equity trading revenues.

Equity trading revenues decreased during both fiscal 2002 and fiscal 2001, primarily due to difficult conditions in the equity markets. Fiscal 2002’s equity trading revenues also were negatively affected by the Company’s new pricing structure for executing transactions on the NASDAQ (see “Commissions” herein).

Fixed income trading revenues decreased during fiscal 2002 as compared with relatively high levels in fiscal 2001, reflecting less favorable market conditions in government and corporate fixed income securities. In fiscal 2001, weakness in the equity markets resulted in an increased demand for various fixed income products, which had a favorable impact on fixed income trading revenues.

Principal transaction net investment losses aggregating $45 million were recorded in fiscal 2002 as compared with net losses of $11 million in fiscal 2001. Fiscal 2002’s results primarily reflected the write-down of an equity investment related to the Company’s European individual securities business. Fiscal 2001’s results primarily reflected unrealized losses in certain of the Company’s principal investments.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 11% in fiscal 2002 and 36% in fiscal 2001. The decrease in fiscal 2002 was due to lower customer trading volumes as individual investor participation in the U.S. equity markets continued to decline. In fiscal 2002, the decrease was partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ. In fiscal 2001, commission revenues declined as a result of lower transaction volume due to the economic downturn in the U.S. and the terrorist attacks on September 11, 2001.

In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices. In prior periods, the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities now are included in commission revenues.

Through Morgan Stanley ChoiceSM, a service and technology platform available to individual investors, the Company provides its individual investor clients with the choice of self-directed investing online; a traditional full-service brokerage relationship through a financial advisor; or some combination of both. Morgan Stanley Choice provides a range of pricing options, including fee-based pricing. As a result, revenues recorded within the Commissions and Asset management, distribution and administration fees income statement categories are affected by the number of the Company’s clients electing a fee-based pricing arrangement.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 38% in fiscal 2002 and 42% in fiscal 2001, primarily due to lower interest revenues from a decrease in customer margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds (“12b-1 fees”) and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company’s Investment Consulting Services (“ICS”) business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under the Morgan Stanley Choice service and technology platform.

Asset management, distribution and administration fees decreased 4% in both fiscal 2002 and fiscal 2001. The decrease in both periods was primarily attributable to lower 12b-1 fees from distributing mutual funds to individual investors. The decreases in both periods also reflected lower client asset balances. In fiscal 2002, the decrease was partially offset by higher ICS fees. In fiscal 2002, client asset balances declined to $517 billion at November 30, 2002 from $595 billion at November 30, 2001. At November 30, 2000, client asset balances were $662 billion. The decreases in client asset balances in both fiscal 2002 and fiscal 2001 were primarily due to market depreciation, reflecting declines in the global financial markets.

Other.    Other revenues primarily include account fees and other miscellaneous service fees. Other revenues were $178 million in fiscal 2002 as compared with $45 million in fiscal 2001. The increase primarily reflected approximately $100 million of revenue received in connection with the sale of the Company’s self-directed online brokerage accounts (see “Business Acquisitions, Business Disposition and Asset Dispositions” herein). The increase also was due to higher customer account fees and the inclusion of a gain (of which $7 million was allocated to the Individual Investor Group segment) related to the Company’s sale of an office tower in the first quarter of fiscal 2002. Other revenues were $45 million in fiscal 2001 as compared with $72 million in fiscal 2000. The decrease was primarily attributable to lower miscellaneous account charges due to lower transaction volumes.

Non-Interest Expenses.    Non-interest expenses decreased 12% in fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 9%, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings as well as lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 15%. Occupancy and equipment expense decreased 8%, reflecting lower maintenance and repair costs, as well as lower rent expense resulting from the utilization of alternate facilities after the loss of the World Trade Center complex. Information processing and communications expenses decreased 15% due to lower telecommunications, market data and outsourced data processing costs. Professional services expense decreased 40%, primarily reflecting lower consulting costs. Other expenses decreased 41% due to the benefit from the resolution of a mutual fund litigation matter, offset in part by increased exposure to other litigation matters. The decrease also reflected the elimination of goodwill amortization due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These decreases were partially offset by costs associated with the Company’s sale of its self-directed online brokerage accounts (see “Business Acquisitions, Business Disposition and Asset Dispositions” herein). Fiscal 2002’s non-interest expenses also included restructuring and other charges of $112 million (see “Restructuring and Other Charges” herein).

Non-interest expenses decreased 6% in fiscal 2001. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 11% in fiscal 2001, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings. Fiscal 2001’s compensation and benefits expense included severance and other related costs associated with reduced employment levels attributable to the Company’s focus on managing costs. Excluding compensation and benefits expense, non-interest expenses increased 4%. Occupancy and equipment expense increased 17%, reflecting increased rental and exit costs associated with the closing of several facilities, partially offset by lower rent expense as a result of the loss of the World Trade Center complex on September 11, 2001. Marketing and business development expense decreased 31%, primarily reflecting lower advertising costs. Professional services expense increased 39%, primarily due to higher consulting costs. Other expenses increased 14%, primarily due to a higher level of allocated expenses.

INVESTMENT MANAGEMENT

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenues:
Investment banking	$32	$54	$129
Principal transactions:
Trading	4	—	—
Investments	(31)	(89)	59
Commissions	50	46	41
Asset management, distribution and administration fees	2,199	2,420	2,527
Interest and dividends	25	72	98
Other	25	32	28

Total revenues	2,304	2,535	2,882
Interest expense	—	10	12

Net revenues	2,304	2,525	2,870

Non-interest expenses	1,462	1,696	1,795

Gain on sale of business	—	—	35

Income before income taxes	842	829	1,110
Provision for income taxes	317	349	449

Net income	$525	$480	$661

Investment Management provides a wide range of investment advisory products to individual, institutional and intermediary clients through numerous distribution channels. The investment products range from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investments in developed and emerging markets. Through various service companies, distribution subsidiaries and investment advisors, the Company offers clients several investment styles, such as value, growth, core, fixed income and asset allocation, domestic and international investments; active and passive management; and diversified and concentrated portfolios. Investment Management also includes the Company’s private equity activities in which the Company generally acts as general partner of the private equity funds through which it conducts certain of its principal investing activities and typically commits to invest a minority of the capital of such funds. In fiscal 2002, the Company’s customer assets under management or supervision decreased $39 billion to $420 billion at November 30, 2002, principally reflecting market depreciation.

Investment Management net revenues for fiscal 2002 were $2,304 million, a decrease of 9% from fiscal 2001. Investment Management net income for fiscal 2002 was $525 million, an increase of 9% from fiscal 2001. The decrease in net revenues in fiscal 2002 primarily reflected lower fee-based revenues due to a decline in average assets under management and a less favorable asset mix. The decrease in the level of average assets under management was primarily attributable to market depreciation, reflecting declines in the global financial markets. The increase in net income in fiscal 2002 was primarily due to lower non-interest expenses, including lower incentive-based compensation and a lower effective income tax rate, partially offset by lower net revenues. Investment Management net revenues for fiscal 2001 were $2,525 million, a decrease of 12% from fiscal 2000. Investment Management net income for fiscal 2001 was $480 million, a decrease of 27% from fiscal 2000. Net income for fiscal 2000 included a $21 million net gain on the sale of the Company’s Global Custody business (see “Business Acquisitions, Business Disposition and Asset Dispositions” herein). Excluding the net gain on the sale of business, net income decreased 25% in fiscal 2001. The decrease in net revenues and net income in fiscal

2001 primarily reflected lower fee-based revenues due to a less favorable asset mix and lower average assets under management or supervision. Investment banking revenues also decreased, resulting from lower Unit Investment Trust sales. These revenue declines were partially offset by the favorable impact of expense management initiatives, including lower incentive-based compensation expense.

Investment Banking.    Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. In fiscal 2002, investment banking revenues decreased 41%. In fiscal 2001, investment banking revenues decreased 58%. The decrease in both periods was primarily related to a lower volume of Unit Investment Trust sales. Unit Investment Trust sales volume declined 43% to $3.9 billion in fiscal 2002 and 58% to $6.9 billion in fiscal 2001. Due to the emergence of alternate investment products, the Company does not expect Unit Investment Trust sales volumes and associated investment banking revenues to return to the levels achieved in prior years.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

Principal transaction investment losses aggregating $31 million were recognized in fiscal 2002 as compared with losses of $89 million in fiscal 2001. Fiscal 2002’s results primarily related to unrealized losses in the Company’s private equity portfolio. Fiscal 2001’s results included unrealized losses in the Company’s private equity portfolio and certain other principal investments. Both periods’ results reflected difficult market conditions in the technology and telecommunications sectors.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to sales restrictions. Moreover, estimates of the eventual realizable value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues increased 9% in fiscal 2002 and 12% in fiscal 2001. In fiscal 2002, the increase was associated with commission revenues generated from the sale of insurance products and a higher level of allocated commission revenues. In fiscal 2001, the increase was associated with a higher level of allocated commission revenues, partially offset by decreases in the level of sales volume of certain Van Kampen products.

Net Interest.    Investment Management generates net interest revenues from certain investment positions and from allocated interest revenues and expenses. Net interest revenue decreased 60% in fiscal 2002 and 28% in fiscal 2001. The decreases in both periods reflected lower interest revenue associated with a lower interest rate environment and a lower level of allocated net interest revenues.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees primarily include revenues from the management and administration of assets, including management fees associated with the Company’s private equity activities. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or quarterly assets for other vehicles.

The Company’s customer assets under management or supervision at fiscal year-end were as follows:

	At November 30,
	2002	2001	2000
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$247	$280	$315
Institutional	173	179	185

Total(2)	$420	$459	$500

Assets under management or supervision by asset class:
Equity	$172	$199	$236
Fixed income	127	128	134
Money market	66	70	61
Other(1)	55	62	69

Total(2)	$420	$459	$500

(1)	Amounts include alternative investment vehicles.
(2)	Revenues and expenses associated with certain assets are included in the Company’s Individual Investor Group and Institutional Securities segments.

Asset management, distribution and administration fees decreased 9% in fiscal 2002 and 4% in fiscal 2001. In both fiscal 2002 and 2001, the decrease in revenues primarily reflected lower management fees and other revenues resulting from a decline in the level of average assets under management or supervision and a less favorable asset mix, primarily due to a shift from equity products to fixed income and money market products.

As of November 30, 2002, customer assets under management or supervision decreased $39 billion from fiscal year-end 2001. As of November 30, 2001, customer assets under management or supervision decreased $41 billion from fiscal year-end 2000. The decrease in both periods was primarily attributable to market depreciation, reflecting declines in the global financial markets. The decline also was attributable to lower net flows of customer assets, as redemptions were marginally higher than new sales in both periods. The decrease in fiscal 2001 also reflected the sale of $6 billion of assets.

Non-Interest Expenses.    Fiscal 2002’s total non-interest expenses decreased 14%, primarily reflecting a decline in goodwill amortization and a net benefit from the resolution of a mutual fund litigation matter. Compensation and benefits expense decreased 15%, principally reflecting lower incentive-based compensation, lower benefits expense and lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 13%. Occupancy and equipment expense decreased 12%, reflecting lower rental expense due to the utilization of alternate facilities after the loss of the World Trade Center complex. Brokerage, clearing and exchange fees increased 18%, primarily reflecting a higher level of deferred commission amortization associated with net customer flows in certain funds. Marketing and business development expense decreased 17%, primarily driven by lower advertising, travel and entertainment, and fund organization costs. Other expense decreased 88%, primarily reflecting a decline in goodwill amortization as a result of the Company’s adoption of SFAS No. 142, as well as the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter. Non-interest expenses also included restructuring and other charges of $6 million (see “Restructuring and Other Charges” herein).

Fiscal 2001’s total non-interest expenses decreased 6%, partially reflecting the favorable impact of synergies resulting from integration initiatives within Investment Management’s operating platforms. Compensation and benefits expense decreased 9%, reflecting lower incentive-based compensation costs due to Investment Management’s lower level of revenues and earnings. Fiscal 2001’s compensation and benefits expense included severance and other related costs associated with reduced employment levels attributable to the Company’s focus on managing costs. Excluding compensation and benefits expense, non-interest expenses decreased 2%. Brokerage, clearing and exchange fees increased 19%, primarily due to a higher level of deferred commission amortization associated with net customer flows in certain funds, partially offset by lower commission expense due to lower sales of closed-end funds through the non-proprietary distribution channel. Marketing and business development expense decreased 23%, primarily driven by lower advertising and promotional costs.

CREDIT SERVICES

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Fees:
Merchant and cardmember	$1,420	$1,349	$1,256
Servicing	2,091	1,904	1,489
Other	19	1	28

Total non-interest revenues	3,530	3,254	2,773

Interest revenue	2,413	2,593	2,895
Interest expense	1,050	1,236	1,378

Net interest income	1,363	1,357	1,517
Provision for consumer loan losses	1,336	1,052	810

Net credit income	27	305	707

Net revenues	3,557	3,559	3,480

Non-interest expenses	2,368	2,432	2,336

Income before income taxes and cumulative effect of accounting change	1,189	1,127	1,144
Provision for income taxes	422	425	419

Income before cumulative effect of accounting change	767	702	725
Cumulative effect of accounting change	—	(13)	—

Net income	$767	$689	$725

The Company’s Credit Services business issues quality consumer credit products and operates Discover Business Services, a network of merchant and cash access locations primarily in the U.S. The credit cards issued by the Company include the Discover Classic Card, the Discover Platinum Card, the Discover Gold Card, the Discover Titanium Card and the Morgan Stanley CardSM.

In fiscal 2002, Credit Services net revenues were $3,557 million, a marginal decline from fiscal 2001. Credit Services achieved record net income of $767 million in fiscal 2002, an increase of 11% from fiscal 2001. Net income for fiscal 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company’s adoption of SFAS No. 133 on December 1, 2000. In fiscal 2002, an increase in non-interest revenues was offset by a higher provision for consumer loan losses. The increase in the provision for consumer loan losses reflected the impact of the continued difficult economic environment on the Company’s credit card portfolio, including an adverse trend in bankruptcy filings. Lower non-interest expenses and a lower effective income tax rate contributed to the increase in net income in fiscal 2002.

In fiscal 2001, Credit Services net revenues were $3,559 million, an increase of 2% from fiscal 2000. Credit Services net income was $689 million in fiscal 2001, a decrease of 5% from fiscal 2000. The increase in net revenues was primarily attributable to increased servicing fees, partially offset by lower net credit income due to a higher provision for consumer loan losses and lower net interest income. In fiscal 2001, the increase also was attributable to higher merchant and cardmember fees, which reflected modest managed general purpose credit card loan growth from then record sales and transaction volumes. The higher provision for consumer loan losses reflected the impact of the slowdown in the U.S. economy on the Company’s credit card portfolio and a related rise in personal bankruptcy filings. The decrease in net income was due to higher non-interest expenses, partially offset by higher net revenues.

Credit Services statistical data were as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in billions)
General purpose credit card loans at fiscal year-end:
Owned	$22.5	$20.1	$21.9
Managed	$51.1	$49.3	$47.1
General purpose credit card transaction volume	$97.3	$93.3	$90.1

The higher level of managed general purpose credit card loans at both November 30, 2002 and November 30, 2001 was primarily attributable to growth in the Company’s Discover Platinum Card.

Merchant and Cardmember Fees.    Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, insurance fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus® award program, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Platinum Card cardmembers a percentage of their purchase amounts ranging up to 1% based upon a cardmember’s level and type of purchases.

Merchant and cardmember fees increased 5% in fiscal 2002 and 7% in fiscal 2001. The increases in both years were due to higher merchant discount revenue associated with record sales volumes, coupled with a slight increase in the average merchant discount rate. In fiscal 2002, the increase in merchant and cardmember fees also was due to higher late payment fees and lower cardmember rewards incentives, partially offset by lower overlimit and cash advance fees. Late payment fees increased due to the implementation of a tiered fee and the elimination of certain payment features that previously mitigated late charges. Cardmember rewards incentives were lower due to modifications in the Cashback Bonus program and higher estimated future forfeitures of such rewards, partially offset by higher sales volume. Overlimit fees decreased due to fewer occurrences. Cash advance fees decreased due to lower cash advance transaction volume. In fiscal 2001, the increase in merchant and cardmember fees was partially offset by higher cardmember rewards incentives and lower net overlimit fees. Higher cardmember rewards incentives were due to then record levels of sales volume. The decline in overlimit fees reflected a higher level of charge-offs of such fees.

Servicing Fees.    Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations and mortgage whole loan sales. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans and the interest yield generated by securitized mortgage loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of general purpose credit card and mortgage loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $3.6 billion in fiscal 2002 and $7.3 billion in fiscal 2001 and mortgage loan securitizations of $0.5 billion in fiscal 2002 and $0.3 billion in fiscal 2001. The credit card asset securitization transactions completed in fiscal 2002 have expected maturities ranging from approximately three to five years from the date of issuance. The mortgage loan securitization transaction completed in fiscal 2002 has an expected maturity of 11 years from the date of issuance.

The table below presents the components of servicing fees:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
Merchant and cardmember fees	$690	$651	$565
Interest revenue	4,061	4,336	3,396
Other revenue	61	90	106
Interest expense	(887)	(1,511)	(1,456)
Provision for consumer loan losses	(1,834)	(1,662)	(1,122)

Servicing fees	$2,091	$1,904	$1,489

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans. Servicing fees increased 10% in fiscal 2002 and 28% in fiscal 2001. The increases in both years were due to a higher level of net interest cash flows driven primarily by the lower interest rate environment. In both years, these increases were partially offset by higher credit losses resulting from a higher rate of charge-offs related to the securitized portfolio. The increase in servicing fees in fiscal 2001 was impacted by an increase in cardmember fee revenue associated with higher levels of average securitized general purpose credit card loans. In fiscal 2001, higher credit losses were impacted by a higher level of average securitized general purpose credit card loans.

The other revenue component of servicing fees is primarily composed of net securitization gains and losses on general purpose credit card loans and mortgage loans as well as gains and losses on mortgage whole loan sales and related mortgage loan servicing fees. Net securitization gains on general purpose credit card loans of $20 million and $70 million were recorded in fiscal 2002 and fiscal 2001, respectively. Approximately $28 million of the decrease was attributable to lower levels of general purpose credit card securitization transactions in fiscal 2002. The decrease in net securitization gains also reflected modifications to certain assumptions in the gain calculations made during fiscal 2001, which increased the gain on general purpose credit card loans in fiscal 2001 by approximately $24 million. The assumptions modified by the Company in fiscal 2001 were the net interest rate spread and the net charge-off rate. The assumed net interest rate spread increased, reflecting the projection of a lower interest rate environment and the resulting lower interest expense (i.e., cost of funding) on variable rate securitizations, partially offset by an estimated lower yield on credit card receivables attributable to estimated lower interest rates and higher charge-offs of interest. The assumed net charge-off rate increased, reflecting an increase in the projected charge-off rate attributable to weakening economic conditions and its impact on the Company’s credit card portfolio. Net securitization gains on mortgage loans and gains on mortgage whole loan sales of $28 million and $10 million were recorded in fiscal 2002 and fiscal 2001, respectively. The $18 million increase was attributable to higher levels of mortgage whole loan sales driven by a higher level of mortgage loan originations.

Net Interest Income.    Net interest income represents the difference between interest revenue derived from consumer loans and short-term investment assets and interest expense incurred to finance those loans and assets. Assets, consisting primarily of consumer loans, currently earn interest revenue at both fixed rates and market-indexed variable rates. The Company incurs interest expense at fixed and floating rates. Interest expense also includes the effects of any interest rate contracts entered into by the Company as part of its interest rate risk management program. This program is designed to reduce the volatility of earnings resulting from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company’s right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future.

Net interest income in fiscal 2002 increased slightly from the prior-year period. In fiscal 2002, a decline in interest expense and an increase in general purpose credit card loans were offset by a lower yield on these loans. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs of interest. The decrease in interest expense was primarily due to a decrease in the Company’s average cost of borrowings. The Fed’s aggressive interest rate easing that began in fiscal 2001 continued to benefit the Company’s average cost of borrowings in fiscal 2002. The Company’s average cost of borrowings was 5.29% for fiscal 2002 as compared with 6.26% for fiscal 2001.

Net interest income decreased 11% in fiscal 2001. The decrease was primarily due to lower interest revenue attributable to lower levels of average general purpose credit card loans and a lower yield on these loans, partially offset by a decline in interest expense. The decrease in the level of average general purpose credit card loans was due to a higher level of securitized credit card loans, partially offset by a higher level of sales volume. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers, as well as higher charge-offs of interest. The decrease in the yield was partially offset by the Company’s repricing of certain credit card receivables. The decrease in interest expense was primarily due to a lower level of interest bearing liabilities, coupled with a decrease in the Company’s average cost of borrowings, which reflected the Fed’s aggressive interest rate easing during fiscal 2001. The Company’s average cost of borrowings was 6.26% for fiscal 2001 as compared with 6.50% for fiscal 2000.

The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2002, fiscal 2001 and fiscal 2000 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2002			Fiscal 2001			Fiscal 2000(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$21,054	10.82%	$2,279	$20,701	11.49%	$2,379	$21,906	12.15%	$2,662
Other consumer loans	1,229	5.99	73	808	7.83	63	702	8.82	62
Investment securities	60	1.46	1	444	5.09	23	594	6.37	38
Other	2,451	2.45	60	2,389	5.36	128	1,813	7.34	133

Total interest earning assets	24,794	9.73	2,413	24,342	10.65	2,593	25,015	11.57	2,895
Allowance for loan losses	(890)			(789)			(779)
Non-interest earning assets	2,139			2,169			1,813

Total assets	$26,043			$25,722			$26,049

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$1,018	1.56%	$16	$1,516	4.29%	$65	$1,513	5.62%	$85
Brokered	9,732	6.01	584	8,891	6.63	590	7,732	6.62	512
Other time	2,037	5.10	104	3,058	5.99	183	3,032	6.19	188

Total interest bearing deposits	12,787	5.51	704	13,465	6.22	838	12,277	6.39	785
Other borrowings	7,053	4.91	346	6,299	6.33	398	8,925	6.65	593

Total interest bearing liabilities	19,840	5.29	1,050	19,764	6.26	1,236	21,202	6.50	1,378
Shareholder’s equity/other liabilities	6,203			5,958			4,847

Total liabilities and shareholder’s equity	$26,043			$25,722			$26,049

Net interest income			$1,363			$1,357			$1,517

Net interest margin(1)			5.50%			5.57%			6.06%
Interest rate spread(2)		4.44%			4.39%			5.07%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis.

	Fiscal 2002 vs. Fiscal 2001			Fiscal 2001 vs. Fiscal 2000(1)
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$41	$(141)	$(100)	$(146)	$(137)	$(283)
Other consumer loans	33	(23)	10	9	(8)	1
Investment securities	(20)	(2)	(22)	(9)	(6)	(15)
Other	3	(71)	(68)	42	(47)	(5)
Total interest revenue	48	(228)	(180)	(78)	(224)	(302)

Interest Expense
Interest bearing deposits:
Savings	(21)	(28)	(49)	—	(20)	(20)
Brokered	55	(61)	(6)	77	1	78
Other time	(61)	(18)	(79)	1	(6)	(5)
Total interest bearing deposits	(42)	(92)	(134)	76	(23)	53
Other borrowings	48	(100)	(52)	(175)	(20)	(195)
Total interest expense	5	(191)	(186)	(94)	(48)	(142)
Net interest income	$43	$(37)	$6	$16	$(176)	$(160)

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

The supplemental table below provides average managed loan balance and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Information.

	Fiscal 2002		Fiscal 2001		Fiscal 2000(1)
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in millions)
General purpose credit card loans	$49,835	12.64%	$49,432	13.45%	$43,536	13.82%
Total interest earning assets	54,243	11.94	53,881	12.86	47,061	13.37
Total interest bearing liabilities	49,290	3.93	49,303	5.57	43,248	6.49
General purpose credit card loan interest rate spread		8.71		7.88		7.33
Interest rate spread		8.01		7.29		6.88
Net interest margin		8.36		7.76		7.40

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Provision for Consumer Loan Losses. The provision for consumer loan losses is the amount necessary to establish the allowance for consumer loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company’s provision for consumer loan losses was $1,336 million and $1,052 million for fiscal 2002 and fiscal 2001, respectively. The Company’s allowance for consumer loan losses was $928 million at November 30, 2002 and $847 million at November 30, 2001.

The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The amount of the allowance is established through a process that begins with estimates of the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In addition, the Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectible, increased 27% and 30% in fiscal 2002 and fiscal 2001, respectively. The increases in both periods were due to higher net charge-off rates. In fiscal 2001, the increase was partially offset by lower levels of average general purpose credit card loans. In addition, to reflect the impact of the continued difficult economic environment on its credit card portfolio and an adverse trend in bankruptcy filings, the Company recorded a provision for consumer loan loss expense that exceeded the amount of net consumer loans charged off by approximately $75 million in fiscal 2002 and approximately $65 million in fiscal 2001.

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

In both fiscal 2002 and fiscal 2001, net charge-offs increased in both the owned and managed portfolios as compared with the prior-year periods. Despite the increase in net charge-off rates, the Company’s delinquency rates in both the over 30- and over 90-day categories were lower at November 30, 2002 as compared with November 30, 2001, reflecting the Company’s increased focus on collections in the earlier stages of delinquency. Weak economic conditions and a higher level of bankruptcy filings in the U.S., coupled with the seasoning of the Company’s general purpose credit card loan portfolio, contributed to the higher net charge-off rates during fiscal 2002. If weak economic conditions and a higher level of bankruptcy filings continue to persist, the rate of net charge-offs may be higher in future periods.

The Company’s future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company’s general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company’s general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

Asset Quality.

The following table presents owned and managed general purpose credit card loans and delinquency and net charge-off rates:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Owned	Managed	Owned	Managed	Owned	Managed
	(dollars in millions)
General purpose credit card loans at fiscal year-end	$22,543	$51,143	$20,085	$49,332	$21,866	$47,123
General purpose credit card loans contractually past due as a percentage of fiscal year-end general purpose credit card loans:
30 to 89 days	2.93%	3.30%	3.43%	3.83%	3.01%	3.50%
90 to 179 days	2.41%	2.66%	2.74%	3.02%	2.04%	2.42%
Net charge-offs as a percentage of average general purpose credit card loans	5.95%	6.19%	4.76%	5.36%	3.63%	4.40%

Non-Interest Expenses.    Fiscal 2002’s total non-interest expenses decreased 3%, primarily due to lower marketing and business development expense, partially offset by increases in professional services and compensation and benefits expense. Compensation and benefits expense increased 3% in fiscal 2002, principally reflecting an increase in salaries and benefits. Excluding compensation and benefits expense, non-interest expenses decreased 5%. Marketing and business development expenses decreased 13% in fiscal 2002 due to lower marketing and advertising expense as the Company shifted its focus from account growth to credit quality. Professional services expense increased 12%, attributable to higher consulting expenses and increased costs associated with enhanced credit and collection strategies.

Fiscal 2001’s total non-interest expenses increased 4%, primarily due to higher compensation and benefits and information processing and communications expenses, partially offset by lower marketing and business development expenses. Increased business activity related to the Discover Platinum Card also contributed to the increase in non-interest expenses in fiscal 2001. Compensation and benefits expense increased 12% in fiscal 2001, primarily due to higher costs associated with increased employment levels resulting from higher transaction volume and collection activities. Excluding compensation and benefits expense, non-interest expenses increased 1%. Information processing and communications expense increased 16% due to higher volume-related external data processing costs as well as higher depreciation costs associated with equipment at transaction processing facilities. Marketing and business development expenses decreased 13% in fiscal 2001 due to lower marketing and advertising expense, including domestic and international direct mailing costs. Other expenses increased 11%, primarily reflecting increases in certain operating expenses due to higher levels of transaction volume, business activity and a higher level of allocated costs, partially offset by a decline in inquiry fees resulting from fewer new account applications.

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

Liquidity and Capital Resources.

Liquidity and Capital Policies.

The Company’s senior management establishes the overall liquidity and capital policies of the Company, reviews the Company’s performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate sensitivity of the Company’s asset and liability position.

Liquidity Management Policies.    The primary goal of the Company’s funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. The following liquidity framework is designed to ensure that the Company maintains sufficient liquidity to meet all of its obligations for a one-year period without issuing any new unsecured debt:

Liquidity Framework:	Designed to:

Cash Capital Policy

Ensure that the Company can fund its balance sheet while repaying its debt obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient long-term debt and equity capital to finance its securities inventory and all illiquid assets.

Liquidity Reserve

Cover volatility in funding needs, which may not be covered in the short term by cash capital (long-term debt and equity capital). The reserve is periodically assessed and determined based on funding volatility and capacity. Excess cash liquidity averaged approximately $19 billion during fiscal 2002 in the form of immediately available cash and cash equivalents.

Contingency Planning

Establish and maintain a Contingency Funding Plan to stress test the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the Company’s businesses.

The Company pursues a strategy of diversification of funding sources (by products and markets) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. Maturities of financings are designed to manage exposure to refinancing risk in any one period. The Company maintains a surplus of unused short-term funding sources at all times to withstand any unforeseen contraction in credit capacity. The Company emphasizes the use of collateralized financing to limit reliance on credit sensitive unsecured borrowings. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company also maintains committed credit facilities to support its ongoing borrowing programs.

Capital Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects the economic risk inherent in its businesses. Capital is required for, among other things, the Company’s securities inventories, underwritings, principal investments, private equity activities, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity. Currently, the Company believes it has sufficient capital to meet its needs.

The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. The Board of Directors has authorized the

Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. The unused portion of this authorization at January 31, 2003 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. The Board of Directors determines the declaration and payment of dividends on a quarterly basis.

The Balance Sheet.

The Company’s total assets increased to $529.5 billion at November 30, 2002 from $482.6 billion at November 30, 2001, primarily attributable to increases in financial instruments owned, including corporate and other debt, U.S. government and agency securities and other sovereign government obligations, securities purchased under agreements to resell and securities borrowed. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. This ratio is adjusted to reflect the low-risk nature of assets attributable to matched resale agreements, certain securities borrowed transactions and segregated customer cash balances. In addition, the adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill, as the Company does not view this amount of equity as available to support its risk capital needs.

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	At November 30,
	2002		2001
	(dollars in millions, except ratio and per share data)
Total assets	$529,499		$482,628

Adjusted assets(1)	$358,470		$338,157

Leverage ratio(2)	24.5	x	23.6	x

Adjusted leverage ratio(3)	16.6	x	16.5	x

Book value per share(4)	$20.24		$18.64

(1)	Adjusted assets represent total assets less the sum of (i) assets that were recorded under certain provisions of SFAS No. 140, (ii) the lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase, (iii) the lesser of securities borrowed or securities loaned, (iv) segregated customer cash balances and (v) goodwill.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity ($21,646 million at November 30, 2002 and $20,488 million at November 30, 2001). For purposes of this calculation, tangible shareholders’ equity includes preferred and common equity and Preferred Securities Subject to Mandatory Redemption, less goodwill.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(4)	Book value per share equals common shareholders’ equity divided by common shares outstanding of 1,081 million at November 30, 2002 and 1,093 million at November 30, 2001.

Principal Sources of Funding.

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; asset-backed securitizations; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

The Company’s bank subsidiaries solicit deposits from consumers, purchase Federal Funds and issue short-term bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold nationally and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company’s bank subsidiaries. Other time deposits include individual and institutional certificates of deposits.

Unsecured Debt and Borrowings.    The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets. In general, securities inventories and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate, and fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 8 to the consolidated financial statements).

The volume of the Company’s borrowings generally fluctuates in response to changes in the amount of repurchase transactions outstanding, the level of the Company’s securities inventories and consumer loan receivables, and overall market conditions. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies. The Company values committed credit as a significant component of its liquidity policy.

Committed Credit Facilities.    The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the “MS Facility”). Under the terms of the MS Facility, the banks are committed to provide up to $5.5 billion. At November 30, 2002, the Company maintained an $8.4 billion surplus shareholders’ equity as compared with the MS Facility’s covenant requirement.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated (“MS&Co.”), one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At November 30, 2002, MS&Co. maintained a $2.5 billion surplus consolidated stockholder’s equity and a $3.2 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited (“MSIL”), the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. At November 30, 2002, MSIL maintained a $1.5 billion surplus Shareholder’s Equity and a $1.8 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

Morgan Stanley Japan Limited (“MSJL”), the Company’s Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL’s unsecured borrowings (the “MSJL Facility”). The MS Facility’s covenant requirements described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen.

The Company anticipates that it may utilize the MS Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility (the “Credit Facilities”) for short-term funding from time to time (see Note 7 to the consolidated financial statements). The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2002, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed credit facilities to support general liquidity needs. The facilities are expected to be drawn from time to time to cover short-term funding needs. Additionally, through one of its subsidiaries, the Company maintains a series of committed credit facilities to support the collateralized commercial mortgage whole loan business. The banks are committed to provide up to an aggregate of $1.0 billion.

Off-Balance Sheet Funding.    The asset securitization market is a significant source of funding for the Company’s Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company’s other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit Services business are accounted for as sales i.e., off-balance sheet transactions in accordance with U.S. generally accepted accounting principles (see Notes 2 and 5 to the consolidated financial statements). In connection with its Discover Card securitization program, the Company transfers credit card receivables, on a revolving basis, to the Discover Card Master Trust I (the “Trust”), which issues asset-backed securities that are registered with the SEC or privately placed. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”).

Economic early amortization risk reflects the possibility of negative net securitization cash flows (which would occur if the coupon, contractual servicing fee and net charge-offs exceeded the collections of finance charges and cardmember fees on securitized credit card receivables) and is driven primarily by the Trust’s credit card receivables performance (in particular, receivables yield, cardmember fees and credit losses incurred) as well as the contractual rate of return of the asset-backed securities. In the event of an economic early amortization, receivables that otherwise would have been subsequently purchased by the Trust from the Company would instead continue to be recognized on the Company’s consolidated statements of financial condition since the cash flows generated in the Trust would instead be used to repay investors in the asset-backed securities. These recognized receivables would require the Company to obtain alternative funding. Although the Company believes that the combination of factors that would result in an economic early amortization event is remote, the Company also believes its access to alternative funding sources would mitigate this potential liquidity risk.

The Company maintains a committed credit facility with a group of banks to support the short-term extendible asset-backed certificate program issued by the Trust (the “Newcastle Facility”). Under the terms of the Newcastle Facility, the banks are committed to provide up to $1.1 billion.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company’s debt have focused on certain recent changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities and recent legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain over-the-counter trading agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At November 30, 2002, the amount of additional collateral that would be required in the event of a one notch downgrade of the Company’s senior debt credit rating was approximately $475 million.

As of January 31, 2003, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings(1)	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s(2)	A-1	A+

(1)	In May 2002, Fitch Ratings lowered the Company’s senior debt credit rating from “AA” to “AA-.”
(2)	In October 2002, Standard & Poor’s lowered the Company’s commercial paper credit rating from “A-1+” to “A-1” and its senior debt credit rating from “AA-” to “A+.”

Fiscal 2002 Activity.

During the 12 months ended November 30, 2002, the Company issued senior notes aggregating $11.3 billion, including non-U.S. dollar currency notes aggregating $2.3 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2002, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $98.6 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

During fiscal 2002, the Company purchased $990 million of its common stock through a combination of open market purchases and the settlement of put options.

In fiscal 2002, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented ¼ of a share of the Company’s Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at November 30, 2002 and November 30, 2001, respectively.

Contractual Obligations and Contingent Liabilities and Commitments.

In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund certain fixed assets and other less liquid investments.

The Company’s future cash payments associated with its contractual obligations pursuant to its long-term debt, operating leases and aircraft purchase obligations as of November 30, 2002 are summarized below:

	Payments due in:
	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(dollars in millions)
Long-term debt(1)	$12,386	$18,175	$12,153	$12,447	$55,161
Operating leases(2)	488	905	758	2,571	4,722
Aircraft purchase obligations(2)(3)	116	—	—	—	116

Total	$12,990	$19,080	$12,911	$15,018	$59,999

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.
(3)	All of the aircraft and equipment to be acquired under these purchase obligations are subject to contractual lease arrangements.

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities, and lending and financing commitments as of November 30, 2002 are summarized below. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(dollars in millions)
Letters of credit(1)(2)	$3,589	$—	$—	$—	$3,589
Private equity and other principal investments(1)(3)	105	213	80	177	575
Investment grade lending commitments(1)(4)(6)	8,679	824	2,381	1,902	13,786
Non-investment grade lending commitments(1)(4)(6)	202	360	199	557	1,318
Commitments for secured lending transactions(1)(5)	3,493	1,562	—	—	5,055

Total	$16,068	$2,959	$2,660	$2,636	$24,323

(1)	See Note 9 to the consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	This amount represents the Company’s commitments in connection with its private equity and other principal investment activities.
(4)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(5)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(6)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

The table above does not include commitments to extend credit for consumer loans in the amount of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 5 to the consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s consolidated financial statements.

At November 30, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $37 billion and $34 billion, respectively.

Less Liquid Assets.

At November 30, 2002, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.3 billion, aircraft assets of $4.8 billion and goodwill of $1.4 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At November 30, 2002, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s consolidated statements of income. At November 30, 2002 and November 30, 2001, the Company had high-yield instruments owned with a market value of approximately $2.6 billion and $1.3 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.7 billion and $0.5 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At November 30, 2002 and November 30, 2001, the aggregate value of investment grade loans and positions was $1.3 billion and $1.5 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.2 billion and $1.4 billion, respectively. In connection with these business activities (which include the loans and positions discussed above and the lending commitments included in the table on page 55), the Company had hedges with a notional amount of $4.4 billion at November 30, 2002 and $1.4 billion at November 30, 2001. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

New Office Facility.    In fiscal 2002, the Company purchased an office facility in Westchester County, New York. During fiscal 2002, the Company incurred costs of approximately $55 million, including the purchase price. The Company expects to incur additional project costs of approximately $265 million. The Company intends to occupy the building upon project completion, which currently is anticipated in the fourth quarter of fiscal 2003.

Regulatory Capital Requirements.

MS&Co. and Morgan Stanley DW Inc. (“MSDWI”) are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MS&Co., MSDWI, MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements (see Note 13 to the consolidated financial statements).

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (“FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2002, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

In fiscal 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance requiring FDIC-insured financial institutions to treat accrued interest receivable related to credit card securitizations as a subordinated retained interest, which will require holding higher regulatory capital beginning December 31, 2002. The Company’s FDIC-insured financial institutions will maintain capital ratios in excess of the regulatory minimums after implementing this revised guidance.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company’s triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

Effects of Inflation and Changes in Foreign Exchange Rates.

Because the Company’s assets to a large extent are liquid in nature, they are not significantly affected by inflation. However, inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, upon the value of financial instruments and upon the markets for consumer credit services, it may adversely affect the Company’s financial position and profitability.

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with direct or swap-based borrowings in the same currency and the use of currency forward contracts or the spot market in various hedging transactions related to net assets, revenues, expenses or cash flows.

Derivative Financial Instruments.

The Company actively offers to counterparties and trades for its own account a variety of financial instruments described as “derivative products” or “derivatives.” These products generally take the form of futures, forwards, options, swaps (including credit default swaps), caps, collars, floors, swap options and similar instruments that derive their value from underlying interest rates, foreign exchange rates, commodities, equity instruments, equity indices, reference credits or other assets. The Company’s trading divisions use derivative products as an integral part of their respective trading strategies, and such products are used extensively to manage the market exposure that results from a variety of proprietary trading activities (see Note 11 to the consolidated financial statements). In addition, as a dealer in certain derivative products, most notably interest rate and currency swaps, the Company enters into derivative contracts to meet a variety of risk management and other financial needs of its counterparties. Given the highly integrated nature of derivative products and related cash instruments in the determination of overall trading division profitability and the context in which the Company manages its trading areas, it is not meaningful to allocate trading revenues between the derivative and underlying cash instrument components. Moreover, the risks associated with the Company’s derivative activities, including market and credit risks, are managed on an integrated basis with associated cash instruments in a manner consistent with the Company’s overall risk management policies and control structure (see “Quantitative and Qualitative Disclosures about Market Risk — Risk Management” in Part II, Item 7A). It should be noted that while particular risks may be associated with the use of derivatives, in many cases derivatives serve to reduce, rather than increase, the Company’s exposure to market, credit and other risks.

With respect to its derivatives positions (including both listed and OTC), the Company’s exposure to market risk relates to changes in interest rates, foreign currency exchange rates, or the fair value of the underlying financial instruments or commodities. The Company’s exposure to credit risk at any point in time is represented by the fair value of such contracts reported as assets. Such total fair value outstanding as of November 30, 2002 was $35.6 billion. Approximately $28.4 billion of that credit risk exposure was with counterparties rated single-A or better.

The Company also uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 11 to the consolidated financial statements).

The Company believes that derivatives are valuable tools that can provide cost-effective solutions to complex financial problems and remains committed to providing its counterparties with innovative financial products. The Company established Morgan Stanley Derivative Products Inc. to offer derivative products to counterparties that will enter into derivative transactions only with triple-A rated counterparties. In addition, the Company, through its continuing involvement with regulatory, self-regulatory and industry activities, provides leadership in the development of policies and practices in order to maintain confidence in the markets for derivative products, which is critical to the Company’s ability to assist counterparties in meeting their overall financial needs.

New Accounting Pronouncements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144. For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 retains the accounting model of SFAS No. 121 to measure long-lived assets to be disposed of by sale at the lower of the carrying amount or fair value less cost to sell and to cease depreciation. Further, it establishes additional criteria to determine when a long-lived asset is held for sale. The Company adopted SFAS No. 144 on December 1, 2002. The Company believes that the adoption of SFAS No. 144 will not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 145, gains and losses from extinguishment of debt are to be presented as part of an entity’s recurring operations unless they meet the specific criteria of Accounting Principles Board (“APB”) Opinion No. 30 for classification as an extraordinary item. The Company adopted SFAS No. 145 on December 1, 2002. As a result of the adoption of SFAS No. 145, the Company will reclassify an extraordinary loss of $30 million, net of income taxes, previously reported in the third quarter of fiscal 2001 from the early extinguishment of certain long-term borrowings to income from operations when presenting prior periods beginning with its fiscal 2003 consolidated financial statements.

In August 2002, the Company announced that beginning in fiscal 2003 it will expense employee stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the fair value-based method of SFAS No. 123, compensation expense is recognized based on the fair value of stock options on the date of grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 requires, on an annual basis, disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation on net income and earnings per share, including pro forma amounts, in the “Summary of Significant Accounting Policies.” On a quarterly basis, SFAS No. 148 requires prominent disclosure in tabular form of the effect of the method of stock-based compensation on net income and earnings per share for all periods presented if awards of stock-based compensation were outstanding and accounted for under APB Opinion No. 25. Pursuant to its announcement to begin expensing stock options in fiscal 2003, the Company adopted SFAS No. 148 on December 1, 2002 and has elected the prospective method of transition to the fair value-based method of accounting for stock-based compensation. The Company is in the process of evaluating the impact of adopting the fair value-based method of accounting and the recognition provisions of the prospective method of transition for stock-based employee compensation plans.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized the various consensuses reached in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 requires that all new energy and energy-related contracts entered into subsequent to October 25, 2002 that do not qualify as derivatives under SFAS No. 133 be accounted for using the accrual method of accounting, rather than fair value accounting as was previously required under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Energy and energy-related contracts that meet the definition of a derivative under SFAS No. 133 will continue to be accounted for at fair value. Energy and energy-related contracts existing prior to October 25, 2002 that do not qualify as derivatives under SFAS No. 133 are to be accounted for using the accrual method of accounting with the effect reported as a cumulative effect of a change in accounting principle upon adoption of EITF Issue No. 02-3. Generally, the Company’s energy and energy-related contracts qualify as derivatives under SFAS No. 133 and, therefore, continue to be accounted for at fair value. In addition, EITF Issue No. 02-3 requires that changes in fair value of energy and energy-related trading contracts be presented net in the consolidated statements of operations, which is consistent with the Company’s current and past practice of recording principal transaction trading revenues. Accordingly, this presentation requirement had no impact on the Company’s consolidated statements of income. In addition, the FASB staff believes that, in the absence of (a) quoted market prices in an active market, (b) observable prices of other current market transactions or (c) other observable data supporting a valuation technique, the transaction price represents the best information available with which to estimate fair value at the inception of the arrangement for all derivatives. With respect to these criteria, the Company does not have any material unrealized gains and losses and believes that the application of EITF Issue No. 02-3 will not have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of

FIN 45 are effective for the Company for its quarter ending February 28, 2003. The Company currently is evaluating the impact of FIN 45 on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN 46 on September 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company principally engages in these transactions to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trust (see Note 5 to the consolidated financial statements), the Company does not consolidate the entity.

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-K for fiscal 2003 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus be required to consolidate the VIE on September 1, 2003. At November 30, 2002, in connection with its institutional securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $8.5 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization and collateralized debt and bond obligation entities, was approximately $120 million, which represents the Company’s maximum exposure to loss at November 30, 2002. In connection with its investment management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the aggregate size of potential VIEs at November 30, 2002 was approximately $2.5 billion. The Company’s variable interests associated with its investment management activities was approximately $1 million, which represents the Company’s maximum exposure to loss at November 30, 2002.

The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of its institutional securities business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company at its fiscal 2003 year-end.

On January 8, 2003, the Federal Financial Institutions Examination Council (“FFIEC”) issued guidance on “Account Management and Loss Allowance Practices” for credit card lending. The guidance addresses credit line management, overlimit practices, workout and forbearance practices and income recognition and loss allowance practices. The FFIEC expects banking organizations to implement the changes needed to comply with this guidance as promptly as possible. The Company is in the process of reviewing and assessing the impact of this guidance to ensure it is properly integrated into its existing policies, practices and systems and that it is in compliance with the guidance. The Company does not believe, at this time, that the guidance will have a material adverse affect on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market risk, credit risk, operational risk, legal risk and funding risk. Funding risk is discussed in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 13 to the consolidated financial statements.

Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company’s risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification.

The Management Committee, composed of the Company’s most senior officers, establishes the Company’s overall risk management policies and reviews its performance relative to these policies. The Management Committee has authorized the Securities Risk Committee to assist in monitoring and reviewing the Company’s market risk management practices. The Securities Risk Committee has created sub-committees that report on specific risk management issues. These Risk Committees, as well as other committees established to manage and monitor specific risks, review the risk monitoring and risk management policies and procedures relating to the Company’s market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, legal enforceability, and operational and systems risks.

The Market Risk, Credit, Controllers, Treasury, and Law and Compliance Departments (collectively, the “Control Groups”), which are all independent of the Company’s business units, assist senior management and the Risk Committees in monitoring and controlling the Company’s risk profile. The Market Risk and Credit Departments have operational responsibility for measuring and monitoring aggregate market and credit risk, respectively, with respect to the Company’s institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the Risk Committees. In addition, the Internal Audit Department, which reports to senior management and the Company’s Audit Committee, periodically examines and evaluates the Company’s operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (other than funding risk). The discussion focuses on the Company’s securities trading (primarily its institutional trading activities) and consumer lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s market risk exposure generated by the Company’s statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Sound risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Control Groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. A variety of limits are designed to control price and liquidity risk. Market risk is monitored through various measures: statistically (using Value-at-Risk (“VaR”) and related analytical measures); by measures of position sensitivity; and through routine stress testing conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to, and discussed with, senior management.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2002, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of trading in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging through the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and reflects the Company’s aggregate risk tolerance as established by the Company’s senior management.

Aggregate market risk limits have been approved for the Company and for its major trading divisions worldwide (equity and fixed income, which includes interest rate products, credit products, foreign exchange and commodities). Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing VaR and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management.

Value-at-Risk (VaR).    The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market factors (“market risk factors”); and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses approximately four years of historical data to characterize potential changes in market risk factors. The Company’s 99%/one-day VaR corresponds to the negative change in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 1%, or once in every 100 trading days if the portfolio was held constant for one day.

The Company’s VaR model generally takes into account linear and non-linear exposures to price risk and linear exposures to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and associated implied volatilities. As a supplement to the use of historical simulation for major market risk factors, the Company’s VaR model uses Monte Carlo simulation to capture name-specific risk in equities and credit products (i.e. corporate bonds and credit derivatives).

VaR models such as the Company’s evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. For example, during fiscal 2002, as part of the Company’s ongoing program of VaR model enhancement, position and risk coverage were broadened and risk measurement methodologies were refined for certain commodity (energy, crude oil and crude-oil products) and fixed income products (credit products).

Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be interpreted carefully in light of the methodology’s limitations, which include the following: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analysis and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

VaR for Fiscal 2002.    The table below presents the Company’s VaR for each of the Company’s primary market risk exposures and on an aggregate basis at November 30, 2002 and November 30, 2001, incorporating substantially all financial instruments generating market risk that are managed by the Company’s institutional trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk was not covered, and the modeling of the risk characteristics of some positions involved approximations that could be significant under certain circumstances. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of November 30, 2002 and November 30, 2001, and, therefore, the table below does not separately report trading and non-trading VaRs.

Principal investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. As of November 30, 2002, the aggregate carrying value of such investments was approximately $450 million.

Since VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future financial performance or its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2002 and November 30, 2001:

	99%/One-Day VaR at November 30,
	2002	2001
Primary Market Risk Category	(dollars in millions, pre-tax)
Interest rate	$41	$30
Equity price	14	23
Foreign exchange rate	6	6
Commodity price	22	24

Subtotal	83	83
Less diversification benefit(1)	35	41

Aggregate VaR	$48	$42

(1)	Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

The Company’s Aggregate VaR at November 30, 2002 increased from the prior year, as an increase in interest rate VaR was partially offset by a decrease in equity price VaR. The increase in interest rate VaR is primarily related to ongoing improvements in VaR methodology that more precisely capture price risk from credit products, such as credit derivatives and securitized products.

The table below represents 95% VaR on a one-day time horizon which may be used to facilitate comparisons with other global financial services firms that report VaR at a 95% confidence interval:

	95%/One-Day VaR at November 30,
	2002	2001
Primary Market Risk Category	(dollars in millions, pre-tax)
Interest rate	$26	$19
Equity price	10	15
Foreign exchange rate	4	4
Commodity price	15	16

Subtotal	55	54
Less diversification benefit	23	24

Aggregate VaR	$32	$30

In order to facilitate comparisons with other global financial services firms that report VaR with respect to a 10-business day holding period, the Company’s One-Day Aggregate VaR for a two-week time horizon at November 30, 2002 was $102 million at a 95% confidence interval and $153 million at a 99% confidence interval.

The tables below present the high, low and average 99% and 95%/one-day Aggregate trading VaR over the course of fiscal 2002 for substantially all of the Company’s institutional trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions):

	Daily 99%/One-Day VaR for Fiscal 2002
	High	Low	Average
Primary Market Risk Category	(dollars in millions, pre-tax)
Interest rate	$52	$25	$37
Equity price	64	11	19
Foreign exchange rate	16	3	7
Commodity price	32	18	25
Aggregate trading VaR	$83	$39	$51

	Daily 95%/One-Day VaR for Fiscal 2002
	High	Low	Average
Primary Market Risk Category	(dollars in millions, pre-tax)
Interest rate	$33	$16	$23
Equity price	45	8	13
Foreign exchange rate	11	2	5
Commodity price	22	12	17
Aggregate trading VaR	$56	$26	$34

As shown in the table above, the Company’s average 99%/one-day Aggregate trading VaR for fiscal 2002 was $51 million. Around this average, the Company’s Aggregate trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate trading VaR for its institutional trading activities and shows that for more than 90% of fiscal 2002 trading days, Aggregate trading VaR ranged between $40 million and $61 million. The days where Aggregate trading VaR exceeded $61 million occurred during the second quarter of fiscal 2002 and were primarily the result of a concentrated single-name equity exposure that was reduced prior to that quarter’s end.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with trading revenues. For a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned.

The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during fiscal 2002 for the Company’s institutional trading businesses (including net interest, commissions and primary revenue credited to the institutional trading businesses). There were no days during fiscal 2002 in which the Company incurred daily trading losses (even when excluding primary revenues) in its institutional trading business in excess of the 99%/one-day Aggregate trading VaR. Additionally, there were no trading days in fiscal 2002 where the largest one-day loss exceeded the minimum 99%/one-day Aggregate trading VaR (as reported in the High/Low/Average table). This suggests that VaR, as currently implemented, has been a conservative measure of the potential net revenue variability in the Company’s daily trading activities.

Consumer Lending and Related Activities.

Interest Rate Risk and Management.    In its consumer lending activities, the Company is exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest earning assets, principally credit card and other consumer loans and net excess servicing fees received in connection with consumer loans sold through asset securitizations, as well as the interest sensitive liabilities that finance these assets, including asset-backed securitizations; long-term borrowings; deposits; Federal Funds; and short-term bank notes.

The Company’s interest rate risk management policies are designed to reduce the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company’s right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, the Company utilizes interest rate derivative contracts, such as swap agreements, to achieve its objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to variable repricing or from variable to fixed repricing.

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

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. A portion of the Company’s credit card receivables have a fixed interest rate, although the Company has the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate. Therefore, the Company considers the receivables with a fixed interest rate to be interest rate sensitive. The Company measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period and billing cycles. In addition, assets that have a market-based index, such as the prime rate, which will reset before the end of the 12-month period, or assets with rates that are fixed at fiscal year-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as for balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with the Company’s normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at fiscal year-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime, commercial paper or LIBOR rates, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at fiscal year-end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2002, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $10 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2001 was estimated to be approximately $71 million. The reduction in pre-tax income at November 30, 2002 was lower as compared with the prior year, primarily due to the impact of the assumed replacement interest rates of certain maturing fixed rate financing, reflecting the lower interest rate environment.

The hypothetical model assumes that the balances of interest rate sensitive assets and liabilities at fiscal year-end will remain constant over the next 12-month period. It does not assume any growth, strategic change in business focus, change in asset pricing philosophy or change in asset/liability funding mix. Thus, this model represents a static analysis that cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company’s expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100-basis-point change in market interest rates, nor necessarily the actual effect on earnings if such rate changes were to occur.

Credit Risk.

Institutional Securities Activities.    Credit risk is the risk of loss to the Company arising from possible borrower or counterparty default on a contractual financial commitment. Credit risk arising in connection with the Company’s Institutional Securities activities is managed by the Credit Department and various business lines, within parameters set by the Company’s senior management. Credit risk management takes place at transaction, obligor and portfolio levels. At the transaction level, the Company seeks to mitigate credit risk through management of key risk elements such as size, tenor, seniority and collateral. At the obligor level, the Company makes use of: credit syndication, assignment and sale; netting agreements and collateral arrangements; and purchased credit protection. In addition, the Credit Department periodically reviews the financial soundness of obligors of the Company. For portfolios of credit exposure, the Company, as appropriate, assesses credit risk concentrations and purchases portfolio credit hedges.

The Company has credit guidelines that limit current and potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties by type of business activity. The Credit Department administers these limits and monitors and reports credit exposure relative to limits.

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2002. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities).

OTC Derivative Products — Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$776	$1,084	$1,240	$5,127	$(2,193)	$6,034	$2,352
AA	3,181	2,148	2,862	7,093	(3,296)	11,988	6,821
A	3,581	2,291	1,410	4,078	(3,118)	8,242	4,880
BBB	1,452	1,210	632	1,642	(744)	4,192	2,816
Non-investment grade	757	450	159	496	(179)	1,683	981
Unrated(4)	579	460	228	84	(22)	1,329	329

Total	$10,326	$7,643	$6,531	$18,520	$(9,552)	$33,468	$18,179

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2002, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products — Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,627	$5,598	$6,070	$18,073	$(8,988)	$25,380	$12,142
Foreign exchange forward contracts and options	2,085	247	23	20	(67)	2,308	2,132
Equity securities contracts (including equity swaps, warrants and options)	1,096	729	153	96	(150)	1,924	782
Commodity forwards, options and swaps	2,518	1,069	285	331	(347)	3,856	3,123

Total	$10,326	$7,643	$6,531	$18,520	$(9,552)	$33,468	$18,179

OTC Derivative Products — Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$2,989	$6,976	$5,514	$11,555	$(8,988)	$18,046
Foreign exchange forward contracts and options	2,295	218	30	32	(67)	2,508
Equity securities contracts (including equity swaps, warrants and options)	1,477	695	343	241	(150)	2,606
Commodity forwards, options and swaps	2,579	982	250	298	(347)	3,762

Total	$9,340	$8,871	$6,137	$12,126	$(9,552)	$26,922

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

Each category of OTC derivative products in the above table includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the Company’s consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Critical Accounting Policies” in Part II, Item 7 and Note 2 to the consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity range of five years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Individual Investor Activities.    With respect to the Company’s Individual Investor Group, credit risk committees, composed of senior managers from various departments, monitor credit risk and exposure that originates from retail customers. Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.

Consumer Lending Activities.    With respect to its consumer lending activities, potential credit card holders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company’s credit scoring systems include both industry and customized models using the Company’s criteria and historical data. Each cardmember’s credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember’s credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Business Services merchants and conducts annual reviews of merchants with the greatest scrutiny given to merchants with substantial sales volume.

Concentration Risk.

The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry (see Note 11 to the consolidated financial statements). The Company seeks to limit concentration risk through the use of systems and procedures described in the preceding discussions of market and credit risk.

Operational Risk.

Operational risk refers generally to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems and inadequacies or breaches in the Company’s control processes. The Company performs the functions required to operate its different businesses either by itself or through agreements with third parties. The Company relies on the ability of its employees, its internal systems and systems at computer centers operated by third parties to process high numbers of transactions. These transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of the Company’s or third-party’s systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation. Disaster recovery plans are in place for critical systems on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and Internal Audit reviews as a further check on operational risk.

In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company’s securities businesses have procedures that require that all transactions are accurately recorded and properly reflected in the Company’s books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures; and that collateral and adequate documentation (e.g., master agreements) are obtained from counterparties in appropriate circumstances. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls that provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled. With respect to its investment management activities, the Company manages operational risk related to its various data processing systems through, among other things, internal controls such as reconciliations and various backup procedures.

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business — Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Law and Compliance Department, also has established procedures that are designed to ensure that senior management’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of fiscal years ended November 30, 2002 and 2001, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three fiscal years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of Morgan Stanley and subsidiaries at fiscal years ended November 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

January 10, 2003

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2002	November 30, 2001
Assets
Cash and cash equivalents	$29,212	$26,596
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $27,721 at November 30, 2002 and $36,146 at November 30, 2001)	38,411	46,326
Financial instruments owned (approximately $71 billion and $74 billion were pledged to various parties at November 30, 2002 and November 30, 2001, respectively):
U.S. government and agency securities	32,474	25,696
Other sovereign government obligations	27,694	22,039
Corporate and other debt	55,254	47,607
Corporate equities	21,996	23,143
Derivative contracts	35,615	32,078
Physical commodities	355	285
Securities purchased under agreements to resell	76,910	54,618
Securities received as collateral	12,200	13,163
Securities borrowed	130,404	120,758

Receivables:
Consumer loans (net of allowances of $928 at November 30, 2002 and $847 at November 30, 2001)	23,404	20,108
Customers, net	22,262	22,188
Brokers, dealers and clearing organizations	2,250	6,462
Fees, interest and other	4,892	5,283
Office facilities, at cost (less accumulated depreciation of $2,206 at November 30, 2002 and $2,124 at November 30, 2001)	2,270	2,579
Aircraft under operating leases (less accumulated depreciation of $769 at November 30, 2002 and $479 at November 30, 2001)	4,849	4,753
Goodwill	1,449	1,438
Other assets	7,598	7,508

Total assets	$529,499	$482,628

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2002	November 30, 2001
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$50,789	$32,842
Deposits	13,757	12,276
Financial instruments sold, not yet purchased:
U.S. government and agency securities	13,235	17,203
Other sovereign government obligations	11,679	10,906
Corporate and other debt	12,240	9,125
Corporate equities	18,320	13,046
Derivative contracts	28,985	27,286
Physical commodities	1,833	2,044
Securities sold under agreements to repurchase	136,463	122,695
Obligation to return securities received as collateral	12,200	13,163
Securities loaned	43,229	36,776

Payables:
Customers	88,229	93,719
Brokers, dealers and clearing organizations	4,610	4,331
Interest and dividends	3,363	2,761
Other liabilities and accrued expenses	12,245	12,795
Long-term borrowings	55,161	49,668

	506,338	460,636

Capital Units	66	66

Preferred securities subject to mandatory redemption	1,210	1,210

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	345
Common stock ($0.01 par value, 3,500,000,000 shares authorized, 1,211,685,904 and 1,211,685,904 shares issued, 1,081,417,377 and 1,093,006,744 shares outstanding at November 30, 2002 and November 30, 2001, respectively)	12	12
Paid-in capital	3,678	3,745
Retained earnings	25,250	23,270
Employee stock trust	3,003	3,086
Accumulated other comprehensive income (loss)	(251)	(262)

Subtotal	31,692	30,196
Note receivable related to ESOP	(13)	(31)
Common stock held in treasury, at cost ($0.01 par value, 130,268,527 and 118,679,160 shares at November 30, 2002 and November 30, 2001, respectively)	(7,176)	(6,935)
Common stock issued to employee trust	(2,618)	(2,514)

Total shareholders’ equity	21,885	20,716

Total liabilities and shareholders’ equity	$529,499	$482,628

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2002	2001	2000
Revenues:
Investment banking	$2,527	$3,425	$5,008
Principal transactions:
Trading	2,685	5,491	7,361
Investments	(35)	(316)	193
Commissions	3,280	3,162	3,647
Fees:
Asset management, distribution and administration	3,945	4,216	4,405
Merchant and cardmember	1,420	1,349	1,256
Servicing	2,091	1,904	1,489
Interest and dividends	15,866	24,127	21,234
Other	636	516	513

Total revenues	32,415	43,874	45,106
Interest expense	11,970	20,729	18,148
Provision for consumer loan losses	1,336	1,052	810

Net revenues	19,109	22,093	26,148

Non-interest expenses:
Compensation and benefits	7,933	9,372	10,896
Occupancy and equipment	825	881	755
Brokerage, clearing and exchange fees	775	700	600
Information processing and communications	1,379	1,460	1,317
Marketing and business development	1,133	1,277	1,582
Professional services	1,094	1,299	1,278
Other	1,015	1,370	1,201
Restructuring and other charges	235	—	—

Total non-interest expenses	14,389	16,359	17,629

Gain on sale of business	—	—	35

Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	4,720	5,734	8,554
Provision for income taxes	1,645	2,074	3,070
Dividends on preferred securities subject to mandatory redemption	87	50	28

Income before extraordinary item and cumulative effect of accounting change	2,988	3,610	5,456
Extraordinary item	—	(30)	—
Cumulative effect of accounting change	—	(59)	—

Net income	$2,988	$3,521	$5,456

Preferred stock dividend requirements	$—	$32	$36

Earnings applicable to common shares	$2,988	$3,489	$5,420

Earnings per common share:
Basic before extraordinary item and cumulative effect of accounting change	$2.76	$3.29	$4.95
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Basic	$2.76	$3.21	$4.95

Diluted before extraordinary item and cumulative effect of accounting change	$2.69	$3.19	$4.73
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Diluted	$2.69	$3.11	$4.73

Average common shares outstanding:
Basic	1,083,270,783	1,086,121,508	1,095,858,438

Diluted	1,109,637,953	1,121,764,086	1,145,011,515

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2002	2001	2000
Net income	$2,988	$3,521	$5,456
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	30	(59)	(64)
Cumulative effect of accounting change	—	(13)	—
Net change in cash flow hedges	—	(99)	—
Minimum pension liability adjustment	(19)	—	—

Comprehensive income	$2,999	$3,350	$5,392

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,988	$3,521	$5,456
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Cumulative effect of accounting change	—	59	—
Asset impairment charge	74	87	—
Gain on sale of business	—	—	(35)
Gain on sale of building	(73)	—	—
Gain on sale of self-directed online brokerage accounts	(52)	—	—
Deferred income taxes	55	(427)	(219)
Compensation payable in common or preferred stock	388	653	908
Depreciation and amortization	787	729	727
Provision for consumer loan losses	1,336	1,052	810
Restructuring and other charges	235	—	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	7,915	2,311	(38,924)
Financial instruments owned, net of financial instruments sold, not yet purchased	(15,380)	(16,288)	(10,524)
Securities borrowed, net of securities loaned	(3,193)	(13,962)	(15,036)
Receivables and other assets	5,280	(2,519)	2,078
Payables and other liabilities	(5,414)	693	52,376

Net cash used for operating activities	(5,054)	(24,091)	(2,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(1,124)	(1,998)	(896)
Purchase of Quilter Holdings Limited, net of cash acquired	—	(183)	—
Purchase of Ansett Worldwide Aviation Services, net of cash acquired	—	—	(199)
Net principal disbursed on consumer loans	(8,677)	(7,053)	(11,885)
Sale of self-directed online brokerage accounts	98	—	—
Sales of consumer loans	4,048	7,638	10,294
Sale of office building	—	709	—

Net cash used for investing activities	(5,655)	(887)	(2,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings	17,947	5,088	(10,563)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(8,524)	21,839	12,154
Net proceeds from:
Deposits	1,481	346	1,533
Issuance of common stock	179	197	338
Issuance of put options	6	5	42
Issuance of long-term borrowings	11,043	18,498	22,475
Issuance of preferred securities subject to mandatory redemption	—	810	—
Payments for:
Repayments of long-term borrowings	(6,472)	(11,201)	(9,351)
Redemption of cumulative preferred stock	(345)	(200)	—
Redemption of Capital Units	—	(4)	(513)
Repurchases of common stock	(990)	(1,583)	(3,628)
Cash dividends	(1,000)	(1,040)	(924)

Net cash provided by financing activities	13,325	32,755	11,563

Net increase in cash and cash equivalents	2,616	7,777	6,494
Cash and cash equivalents, at beginning of period	26,596	18,819	12,325

Cash and cash equivalents, at end of period	$29,212	$26,596	$18,819

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Total
BALANCE AT NOVEMBER 30, 1999	$670	$12	$3,836	$16,285	$2,426	$(27)	$(55)	$(4,355)	$(1,778)	$17,014
Net income	—	—	—	5,456	—	—	—	—	—	5,456
Dividends	—	—	—	(939)	—	—	—	—	—	(939)
Conversion of ESOP Preferred Stock	(125)	—	(817)	—	—	—	—	942	—	—
Issuance of common stock	—	—	(446)	—	—	—	—	784	—	338
Issuance of put options	—	—	42	—	—	—	—	—	—	42
Exercise of put options	—	—	(4)	—	—	—	—	4	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(3,628)	—	(3,628)
Compensation payable in common stock	—	—	766	—	616	—	—	229	(570)	1,041
ESOP shares allocated, at cost	—	—	—	—	—	—	11	—	—	11
Translation adjustments	—	—	—	—	—	(64)	—	—	—	(64)

BALANCE AT NOVEMBER 30, 2000	545	12	3,377	20,802	3,042	(91)	(44)	(6,024)	(2,348)	19,271
Net income	—	—	—	3,521	—	—	—	—	—	3,521
Dividends	—	—	—	(1,053)	—	—	—	—	—	(1,053)
Redemption of 7-3/4 % Cumulative Preferred Stock	(200)	—	—	—	—	—	—	—	—	(200)
ESOP shares allocated, at cost	—	—	—	—	—	—	13	—	—	13
Issuance of common stock	—	—	(364)	—	—	—	—	561	—	197
Issuance of put options	—	—	5	—	—	—	—	—	—	5
Exercise of put options	—	—	(12)	—	—	—	—	12	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(1,583)	—	(1,583)
Compensation payable in common stock	—	—	739	—	44	—	—	99	(166)	716
Cumulative effect of accounting change and net change in cash flow hedges	—	—	—	—	—	(112)	—	—	—	(112)
Translation adjustments	—	—	—	—	—	(59)	—	—	—	(59)

BALANCE AT NOVEMBER 30, 2001	345	12	3,745	23,270	3,086	(262)	(31)	(6,935)	(2,514)	20,716
Net income	—	—	—	2,988	—	—	—	—	—	2,988
Dividends	—	—	—	(1,008)	—	—	—	—	—	(1,008)
Redemption of Cumulative Preferred Stock	(345)	—	—	—	—	—	—	—	—	(345)
Issuance of common stock	—	—	(350)	—	—	—	—	529	—	179
Issuance of put options	—	—	6	—	—	—	—	—	—	6
Exercise of put options	—	—	(5)	—	—	—	—	5	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(990)	—	(990)
Compensation payable in common stock	—	—	282	—	(83)	—	—	215	(104)	310
ESOP shares allocated, at cost	—	—	—	—	—	—	18	—	—	18
Minimum pension liability adjustment	—	—	—	—	—	(19)	—	—	—	(19)
Translation adjustments	—	—	—	—	—	30	—	—	—	30

BALANCE AT NOVEMBER 30, 2002	$—	$12	$3,678	$25,250	$3,003	$(251)	$(13)	$(7,176)	$(2,618)	$21,885

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S.

In fiscal 2002, the Company’s name changed from “Morgan Stanley Dean Witter & Co.” to “Morgan Stanley.”

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2002 (“fiscal 2002”), November 30, 2001 (“fiscal 2001”) and November 30, 2000 (“fiscal 2000”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the potential outcome of litigation, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all subsidiaries in which it owns more than 50% of the outstanding voting stock unless it does not control the subsidiary. For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited (“MSIL”), Morgan Stanley Japan Limited (“MSJL”), Morgan Stanley DW Inc. (“MSDWI”), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc.

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

In connection with the fiscal 2001 purchase of Quilter Holdings Limited (“Quilter”), the Company issued approximately $37 million of notes payable, including approximately $13 million of notes that are convertible into common shares of the Company.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the fiscal 2000 purchase of Ansett Worldwide Aviation Services (“Ansett Worldwide”), the Company assumed $1,380 million of long-term borrowings.

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

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The amount of the allowance is established through a process that begins with estimates of the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In addition, the Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the consolidated statements of income. Loans and lending commitments associated with the Company’s lending activities also are recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale.

The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, products that are thinly or not quoted will generally have reduced to no price transparency.

A substantial percentage of the fair value of the Company’s financial instruments owned and financial instruments sold, not yet purchased, is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(or a related product) may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These analyses may involve a degree of judgment.

The fair value of over-the-counter (“OTC”) derivative contracts is derived from pricing models, which may require multiple market input parameters. The Company relies on pricing models as a valuation methodology to determine fair value for OTC derivative products because market convention is to quote input parameters to models rather than prices, not because of a lack of an active trading market. The term “model” typically refers to a mathematical calculation methodology based on accepted financial theories. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as quoted market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the consolidated statements of income as interest and dividend revenue or interest expense. Purchases and sales of financial instruments as well as commission revenues and related expenses are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company’s dealings in OTC financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs, which approximate fair value. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the Company’s consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Financial Instruments Used for Asset and Liability Management.    The Company enters into various derivative financial instruments for non-trading purposes. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the consolidated statements of financial condition and include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

The Company’s designated fair value hedges consist primarily of hedges of fixed rate borrowings, including fixed rate borrowings that fund consumer loans. The Company’s designated cash flow hedges consist primarily of hedges of floating rate borrowings in connection with its aircraft financing business. In general, interest rate exposure in this business arises to the extent that the interest obligations associated with debt used to finance the Company’s

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aircraft portfolio do not correlate with the aircraft rental payments received by the Company. The Company’s objective is to manage the exposure created by its floating interest rate obligations given that future lease rates on new leases may not be repriced at levels that fully reflect changes in market interest rates. The Company utilizes interest rate swaps to minimize the risk created by its longer-term floating rate interest obligations and measures that risk by reference to the duration of those obligations and the expected sensitivity of future lease rates to future market interest rates.

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income in shareholder’s equity, net of tax effects, and amounts in Accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company estimates that approximately $56 million of the unrealized loss recognized in Accumulated other comprehensive income as of November 30, 2002 will be reclassified into earnings within the next 12 months. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company’s consolidated statements of income was not material for all periods presented.

The Company also utilizes foreign exchange forward contracts to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within Accumulated other comprehensive income in shareholders’ equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in Receivables from or Payables to brokers, dealers and clearing organizations. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

In fiscal 2001, the Company recorded an after-tax charge to net income from the cumulative effect of the adoption of SFAS No. 133, as amended, of $59 million and an after-tax decrease to Accumulated other comprehensive income of $13 million. The Company’s adoption of SFAS No. 133, as amended, affects the accounting for, among other things, the Company’s hedging strategies, including those associated with certain financing activities.

Office Facilities.    Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of buildings, leasehold improvements, furniture, fixtures and equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are as follows: buildings—39 years; furniture and fixtures—7 years; and computer and communications equipment—3 to 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but generally not exceeding 15 years.

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the aircraft may not be recoverable. In the fourth quarter of fiscal 2001 and the third quarter of fiscal 2002, the Company recognized impairment charges pursuant to SFAS No. 121 (see Note 19).

Revenue from aircraft under operating leases is recognized on a straight-line basis over the lease term. Certain lease contracts may require the lessee to make separate payments for flight hours and passenger miles flown. In such instances, the Company recognizes these other revenues as they are earned in accordance with the terms of the applicable lease contract.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Banking.    Underwriting revenues and fees for mergers, acquisitions and advisory assignments are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred to match revenue recognition.

Income Taxes.    Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.

Earnings per Share.    The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” The calculations of earnings per share are based on the weighted average number of common shares and share equivalents outstanding and give effect to preferred stock dividend requirements.

“Basic EPS” reflects no dilution from common stock equivalents, and “diluted EPS” reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company’s common stock during the period.

Cardmember Rewards.    Cardmember rewards, primarily the Cashback Bonus® award, pursuant to which the Company pays Discover Classic Card, Discover Platinum Card and Morgan Stanley Platinum Card cardmembers a percentage of their purchase amounts ranging up to 1% based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company records its Cashback Bonus award program as a reduction of Merchant and cardmember fees.

Stock-Based Compensation.    SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company currently accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. In August 2002, the Company announced that beginning in fiscal 2003, it will expense employee stock options in accordance with SFAS No. 123 (see “New Accounting Pronouncements” herein).

Translation of Foreign Currencies.    Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at weighted average rates of exchange for the year. In accordance with SFAS No. 52, “Foreign Currency Translation,” gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

Goodwill.    Prior to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on December 1, 2001, goodwill was amortized on a straight-line basis over periods from five to 40 years but

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally not exceeding 25 years. At November 30, 2002 and November 30, 2001, goodwill of approximately $1.4 billion was included in the Company’s consolidated statements of financial condition (see Note 3).

Deferred Compensation Arrangements.    In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trusts should be classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock unit award at the date of grant — see Note 14) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Consistent with EITF Issue No. 97-14, changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. The amount recorded in Employee stock trust is only higher than the amount in Common stock issued to employee trust at fiscal year-end because the transfer of the shares to the rabbi trusts occurs subsequent to fiscal year-end, whereas compensation expense relating to these shares is recorded at fiscal year-end.

Software Costs.    In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, credit card loans and other types of financial assets (see Notes 4 and 5). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, an undivided seller’s interest, accrued interest receivable subordinate to investors’ interests (see Note 5), cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

New Accounting Pronouncements.     In August 2002, the Company announced that beginning in fiscal 2003 it will expense employee stock options in accordance with SFAS No. 123. Under the fair value-based method of SFAS No. 123, compensation expense is recognized based on the fair value of stock options on the date of grant. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 requires, on an annual basis, disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation on net income and earnings per share, including pro forma amounts, in the “Summary of Significant Accounting Policies.” On a quarterly basis, SFAS No. 148 requires prominent disclosure in tabular form of the effect of the method of stock-based compensation on net income and earnings per share for all periods presented if awards of stock-based compensation were outstanding and accounted for under APB Opinion No. 25. Pursuant to its announcement to begin expensing stock options in fiscal 2003, the Company adopted SFAS No. 148 on December 1, 2002 and has elected the prospective method of transition to the fair value-based method of accounting for stock-based compensation. The Company is in the process of evaluating the impact of adopting the fair value-based method of accounting and the recognition provisions of the prospective method of transition for stock-based employee compensation plans.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company for its quarter ending February 28, 2003. The Company currently is evaluating the impact of FIN 45 on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN 46 on September 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company principally engages in these transactions to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trust (see Note 5), the Company does not consolidate the entity.

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-K for fiscal 2003 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus be required to consolidate the VIE on September 1, 2003.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2002, in connection with its institutional securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $8.5 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization and collateralized debt and bond obligation entities, was approximately $120 million, which represents the Company’s maximum exposure to loss at November 30, 2002. In connection with its investment management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the aggregate size of potential VIEs at November 30, 2002 was approximately $2.5 billion. The Company’s variable interests associated with its investment management activities was approximately $1 million, which represents the Company’s maximum exposure to loss at November 30, 2002.

The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of its institutional securities business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company at its fiscal 2003 year-end.

3.    Goodwill.

In June 2001, the FASB issued SFAS No. 142, which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company early adopted the provisions of SFAS No. 142 and therefore discontinued the amortization of goodwill effective December 1, 2001. During fiscal 2002, the Company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s consolidated financial condition or results of operations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions, except per share amounts)
Net income
Income before extraordinary item and cumulative effect of accounting change	$2,988	$3,610	$5,456
Add: Goodwill amortization, net of tax	—	81	72

	2,988	3,691	5,528
Extraordinary item	—	(30)	—
Cumulative effect of accounting change	—	(59)	—

Adjusted	$2,988	$3,602	$5,528

Basic earnings per common share
Basic before extraordinary item and cumulative effect of accounting change	$2.76	$3.29	$4.95
Add: Goodwill amortization, net of tax	—	0.07	0.07

	2.76	3.36	5.02
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Adjusted	$2.76	$3.28	$5.02

Diluted earnings per common share
Diluted before extraordinary item and cumulative effect of accounting change	$2.69	$3.19	$4.73
Add: Goodwill amortization, net of tax	—	0.07	0.06

	2.69	3.26	4.79
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Adjusted	$2.69	$3.18	$4.79

Changes in the carrying amount of the Company’s goodwill for fiscal 2002 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2001	$4	$467	$967	$1,438
Translation adjustments	—	11	—	11

Balance as of November 30, 2002	$4	$478	$967	$1,449

4.    Securities Financing and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. It is the Company’s policy to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At Nov. 30, 2002	At Nov. 30, 2001
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$9,144	$9,310
Other sovereign government obligations	83	—
Corporate and other debt	9,026	3,350
Corporate equities	1,849	2,850

Total	$20,102	$15,510

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At November 30, 2002 and November 30, 2001, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $376 billion and $355 billion, respectively, and the fair value of the portion that has been sold or repledged was $344 billion and $323 billion, respectively.

The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, the Company’s collateral policies significantly limit the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $1.9 billion at November 30, 2002, the majority of which were related to residential mortgage loan, commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Gains or losses at the time of securitization, if any, were not material to the Company’s results of operations, and the assumptions that the Company used to determine the fair value of its retained interests at the time of securitization were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s residential and commercial mortgage loan and U.S. agency collateralized mortgage obligation securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2002 were as follows (dollars in millions):

	Residential Mortgage Loans			U.S. Agency Collateralized Mortgage Obligations			Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$748		Retained interests (carrying amount/fair value)	$697		Retained interests (carrying amount/fair value)	$248
Weighted average life (in months)	14		Weighed average life (in months)	46		Weighted average life (in months)	62
Credit losses (rate per annum)	0.2-4.0%		Credit losses (rate per annum)	—		Credit losses (rate per annum)	0.45-13.0%
Impact on fair value of 10% adverse change	$(8)		Impact on fair value of 10% adverse change	—		Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(15)		Impact on fair value of 20% adverse change	—		Impact on fair value of 20% adverse change	$(1)
Weighted average discount rate (rate per annum)	15.16%		Weighted average discount rate (rate per annum)	5.11%		Weighted average discount rate (rate per annum)	5.55%
Impact on fair value of 10% adverse change	$(10)		Impact on fair value of 10% adverse change	$(11)		Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(20)		Impact on fair value of 20% adverse change	$(22)		Impact on fair value of 20% adverse change	$(2)
Prepayment speed assumption	275-1750	PSA	Prepayment speed assumption	250-700	PSA
Impact on fair value of 10% adverse change	$(13)		Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(23)		Impact on fair value of 20% adverse change	$(2)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its Institutional Securities business, during fiscal 2002, the Company received $43 billion of proceeds from new securitization transactions and $901 million of cash flows from retained interests in securitization transactions.

5.    Consumer Loans.

Consumer loans were as follows:

	At Nov. 30, 2002	At Nov. 30, 2001
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$24,332	$20,955
Less:
Allowance for consumer loan losses	928	847

Consumer loans, net	$23,404	$20,108

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
Balance beginning of period	$847	$783	$772
Additions:
Provision for consumer loan losses	1,336	1,052	810
Deductions:
Charge-offs	1,355	1,086	907
Recoveries	(100)	(98)	(108)

Net charge-offs	1,255	988	799

Balance end of period	$928	$847	$783

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $229 million, $172 million and $127 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

At November 30, 2002 and November 30, 2001, $5,421 million and $5,037 million, respectively, of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company’s actual consumer loan repayments.

At November 30, 2002, the Company had commitments to extend credit for consumer loans in the amount of approximately $260 billion. Commitments to extend credit arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan asset securitizations of $4,048 million, $7,638 million and $10,294 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the Company’s consumer loans approximated carrying value at November 30, 2002 and November 30, 2001. The Company’s domestic consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

The Company’s retained interests in credit card asset securitizations include an undivided seller’s interest, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trust of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interest less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interest ranks pari passu with investors’ interests in the securitization trust, and the remaining retained interests are subordinate to investors’ interests. The cash collateral accounts are recorded in Other assets with the carrying value of the cash collateral accounts approximating fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize a servicing asset or a servicing liability for servicing rights since the servicing contract provides only adequate compensation (as defined in SFAS No. 140) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. On December 4, 2002, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with other bank regulatory agencies, issued guidance, Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations, for the purpose of clarifying the treatment of accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables as a subordinated retained interest for accounting purposes. At November 30, 2002, the accrued interest receivable was $0.6 billion. Including this accrued interest receivable amount, at November 30, 2002 the Company had $8.4 billion of retained interests, including $5.6 billion of undivided seller’s interest, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trust have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

For fiscal 2002, the Company completed credit card asset securitizations of $3.6 billion and recognized net securitization gains of $20 million as servicing fees in the Company’s consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $28.6 billion and $29.2 billion at November 30, 2002 and November 30, 2001, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2002 were as follows:

Weighted average life (in months)	5.8–6.2
Payment rate (rate per month)	16.88–17.75%
Credit losses (rate per annum)	6.45–6.95%
Discount rate (rate per annum)	14.00–16.50%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At Nov. 30, 2002
Residual Interests (carrying amount/fair value)	$229
Weighted average life (in months)	5.8
Payment rate (rate per month)	17.75%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	$(29)
Credit losses (rate per annum)	6.45%
Impact on fair value of 10% adverse change	$(68)
Impact on fair value of 20% adverse change	$(136)
Discount rate (rate per annum)	14.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(5)

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

The table below summarizes certain cash flows received from the securitization master trust (dollars in billions):

Fiscal 2002
Proceeds from new credit card asset securitizations	$3.6
Proceeds from collections reinvested in previous credit card asset securitizations	$53.3
Contractual servicing fees received	$0.6
Cash flows received from retained interests	$1.9

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At Nov. 30, 2002		Fiscal 2002
	Loans Outstanding	Loans Delinquent	Average Loans	Net Credit Losses
Managed general purpose credit card loans	$51.1	$3.0	$49.8	$3.1
Less: Securitized general purpose credit card loans	28.6

Owned general purpose credit card loans	$22.5

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Deposits.

Deposits were as follows:

	At Nov. 30, 2002	At Nov. 30, 2001
	(dollars in millions)
Demand, passbook and money market accounts	$1,441	$1,741
Consumer certificate accounts	1,428	1,578
$100,000 minimum certificate accounts	10,888	8,957

Total	$13,757	$12,276

The weighted average interest rates of interest bearing deposits outstanding during fiscal 2002 and fiscal 2001 were 5.5% and 6.2%, respectively.

At November 30, 2002, certificate accounts maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2003	$3,288
2004	3,201
2005	3,237
2006	1,794
2007	1,015

The estimated fair value of the Company’s deposits, using current rates for deposits with similar maturities, approximated carrying value at November 30, 2002 and November 30, 2001.

7.     Short-Term Borrowings.

At November 30, 2002 and November 30, 2001, commercial paper of $35,596 million and $25,158 million, respectively, with weighted average interest rates of 1.7% and 2.4%, respectively, was outstanding. During fiscal 2002 and fiscal 2001, the average amount of commercial paper outstanding was approximately $30,300 million and $28,800 million, respectively.

At November 30, 2002 and November 30, 2001, other short-term borrowings of $15,193 million and $7,684 million, respectively, were outstanding. These borrowings included bank loans, Federal Funds and bank notes. During fiscal 2002 and fiscal 2001, the average amount of other short-term borrowings outstanding was approximately $10,600 million and $8,300 million, respectively.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper (the “MS Facility”). Under the terms of the MS Facility, the banks are committed to provide up to $5.5 billion. At November 30, 2002, the Company maintained an $8.4 billion surplus shareholders’ equity as compared with the MS Facility’s covenant requirement.

The Company maintains a master collateral facility that enables MS&Co., one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.875 billion. At November 30, 2002, MS&Co. maintained a $2.5 billion surplus consolidated stockholder’s equity and a $3.2 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a revolving credit facility that enables MSIL, the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.95 billion, available in six major currencies. At November 30, 2002, MSIL maintained a $1.5 billion surplus Shareholder’s Equity and a $1.8 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

MSJL, the Company’s Tokyo-based broker-dealer subsidiary, maintains a committed revolving credit facility, guaranteed by the Company, that provides funding to support general liquidity needs, including support of MSJL’s unsecured borrowings (the “MSJL Facility”). The MS Facility’s covenant requirements described above apply to the Company as guarantor. Under the terms of the MSJL Facility, a syndicate of banks is committed to provide up to 70 billion Japanese yen.

The Company anticipates that it may utilize the MS Facility, the MS&Co. Facility, the MSIL Facility or the MSJL Facility (the “Credit Facilities”) for short-term funding from time to time. The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2002, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed credit facilities to support general liquidity needs. The facilities are expected to be drawn from time to time to cover short-term funding needs. Additionally, through one of its subsidiaries, the Company maintains a series of committed credit facilities to support the collateralized commercial mortgage whole loan business. The banks are committed to provide up to an aggregate of $1.0 billion.

8.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index/Equity Linked	Fixed Rate	Floating Rate(2)	Index/Equity Linked	2002 Total(3)	2001 Total
	(dollars in millions)
Due in fiscal 2002	$—	$—	$—	$—	$—	$—	$—	$10,027
Due in fiscal 2003	4,138	5,173	783	942	1,155	195	12,386	10,570
Due in fiscal 2004	2,487	7,174	220	642	1,167	68	11,758	7,272
Due in fiscal 2005	3,305	196	138	2,364	178	236	6,417	5,953
Due in fiscal 2006	4,165	384	18	2,358	76	126	7,127	6,791
Due in fiscal 2007	4,305	25	10	58	522	106	5,026	2,170
Thereafter	9,511	67	552	2,133	68	116	12,447	6,885

Total	$27,911	$13,019	$1,721	$8,497	$3,166	$847	$55,161	$49,668

Weighted average coupon at fiscal year-end	6.7%	1.8%	n/a	4.7%	3.0%	n/a	4.9%	4.9%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based on euro floating rates.
(3)	Amounts include an increase of approximately $1,564 million to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medium-Term Notes.    Included in the table above are medium-term notes of $17,592 million and $18,390 million at November 30, 2002 and November 30, 2001, respectively. The weighted average interest rate on all medium-term notes was 2.6% in fiscal 2002 and 3.3% in fiscal 2001. Maturities of these notes range from fiscal 2003 through fiscal 2029.

Structured Borrowings.    U.S. dollar index/equity linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks or a specific equity security. To minimize the exposure resulting from movements in the underlying equity position or index, the Company has entered into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities.

Other Borrowings.    Included in the Company’s long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $663 million and $666 million at November 30, 2002 and November 30, 2001, respectively. The weighted average interest rate on these subordinated notes was 7.3% in fiscal 2002 and 7.4% in fiscal 2001. Maturities of the subordinated notes range from fiscal 2003 to fiscal 2016.

Certain of the Company’s long-term borrowings are redeemable prior to maturity at the option of the holder. These notes contain certain provisions which effectively enable noteholders to put the notes back to the Company and, therefore, are scheduled in the foregoing table to mature in fiscal 2003 through fiscal 2009. The stated maturities of these notes, which aggregate $3,791 million, are from fiscal 2003 to fiscal 2032.

At November 30, 2002, MS&Co., a U.S. broker-dealer subsidiary of the Company, had outstanding $243 million of 8.51% fixed rate subordinated Series B notes, $96 million of 7.03% fixed rate subordinated Series D notes, $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2003 to fiscal 2016. The terms of such notes contain restrictive covenants which require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined. Subsequent to fiscal year-end, in December 2002, MS&Co. redeemed all $96 million of its 7.03% fixed rate subordinated Series D notes prior to their scheduled maturity.

Extinguishment of Long-Term Borrowings.    During the third quarter of fiscal 2001, the Company recorded an extraordinary loss of $30 million, net of income taxes, resulting from the early extinguishment of certain long-term borrowings associated with the Company’s aircraft financing activities.

Asset and Liability Management.    In general, securities inventories and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate, and fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. The Company uses interest rate swaps to more closely match the duration of these borrowings to the duration of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Weighted average coupon of long-term borrowings at fiscal year-end(1)	4.9%	4.9%	6.5%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	2.9%	3.0%	6.7%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective weighted average interest rate on the Company’s index/equity linked notes, which is not included in the table above, was 1.4% and 2.3% in fiscal 2002 and fiscal 2001, respectively, after giving effect to the related hedges.

The estimated fair value of the Company’s long-term borrowings approximated carrying value based on rates available to the Company at year-end for borrowings with similar terms and maturities.

Cash paid for interest for the Company’s borrowings and deposits approximated interest expense in fiscal 2002, fiscal 2001 and fiscal 2000.

9.    Commitments and Contingencies.

The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2002, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Fiscal Year	(dollars in millions)
2003	$ 488
2004	454
2005	451
2006	408
2007	350
Thereafter	2,571

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $438 million, $423 million and $416 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

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

At November 30, 2002 and November 30, 2001, the Company had approximately $3.6 billion and $4.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

The Company has commitments to fund other less liquid investments, including at November 30, 2002 approximately $600 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients (including subordinated loans on an interim basis to companies associated with its investment banking and its private equity and other principal investment activities), that may subject the Company to increased credit and liquidity risks.

In fiscal 2002, the Company purchased an office facility in Westchester County, New York. During fiscal 2002, the Company incurred costs of approximately $55 million, including the purchase price. The Company expects to incur additional project costs of approximately $265 million. The Company intends to occupy the building upon project completion, which currently is anticipated in the fourth quarter of fiscal 2003.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of November 30, 2002, the aggregate amount of such purchase commitments was $116 million. All of the aircraft and equipment to be acquired under these purchase obligations are subject to contractual lease arrangements.

At November 30, 2002, the Company had contracted to receive the following minimum rentals under operating leases in connection with its aircraft financing activities:

Fiscal Year	(dollars in millions)
2003	$ 469
2004	386
2005	299
2006	217
2007	173
Thereafter	1,020

In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At November 30, 2002 and November 30, 2001, the aggregate value of investment grade loans and positions was $1.3 billion and $1.5 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.2 billion and $1.4 billion, respectively. At November 30, 2002 and November 30, 2001, the Company’s aggregate investment grade lending commitments were $13.8 billion and $6.3 billion, respectively, and its aggregate non-investment grade lending commitments were $1.3 billion and $0.8 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges with a notional amount of $4.4 billion at November 30, 2002 and $1.4 billion at November 30, 2001. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

Financial instruments sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company’s ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased may exceed the amounts recognized in the consolidated statements of financial condition.

At November 30, 2002, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $37 billion and $34 billion, respectively.

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution, certain of which legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many firms, including the Company. This increase has been exacerbated by the general decline of securities prices that began in 2000 and continued through the end of fiscal 2002. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of each matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s income for such period.

On December 19, 2002, the Company (and other financial services firms) reached an agreement in principle with the Securities and Exchange Commission (“SEC”), the New York State Attorney General’s Office, the New York Stock Exchange, Inc. (“NYSE”), the National Association of Securities Dealers, Inc. and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations relating to alleged research analyst conflicts of interest. The agreement resolved the investigations as to the Company and the other firms but not as to individuals within the firms. Pursuant to the agreement in principle, the Company, without admitting or denying the allegations, agreed (i) to pay $50 million in retrospective relief and (ii) to adopt internal structural and operational practices that will further enhance the steps it already has taken to help ensure research analyst integrity and promote investor confidence. In addition, the Company agreed to provide independent third-party research to clients and to pay $75 million over five years to fund such research.

10.    Earnings per Share.

Earnings per share were calculated as follows (in millions, except for per share data):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Basic EPS
Income before extraordinary item and cumulative effect of accounting change	$2,988	$3,610	$5,456
Extraordinary item	—	(30)	—
Cumulative effect of accounting change	—	(59)	—
Preferred stock dividend requirements	—	(32)	(36)

Net income applicable to common shareholders	$2,988	$3,489	$5,420

Weighted average common shares outstanding	1,083	1,086	1,096

Basic EPS before extraordinary item and cumulative effect of accounting change	$2.76	$3.29	$4.95
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Basic EPS	$2.76	$3.21	$4.95

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Diluted EPS
Income before extraordinary item and cumulative effect of accounting change	$2,988	$3,610	$5,456
Extraordinary item	—	(30)	—
Cumulative effect of accounting change	—	(59)	—
Preferred stock dividend requirements	—	(32)	(36)

Net income applicable to common shareholders	$2,988	$3,489	$5,420

Weighted average common shares outstanding	1,083	1,086	1,096
Effect of dilutive securities:
Stock options	26	35	47
Convertible debt	1	1	—
ESOP convertible preferred stock	—	—	2

Weighted average common shares outstanding and common stock equivalents	1,110	1,122	1,145

Diluted EPS before extraordinary item and cumulative effect of accounting change	$2.69	$3.19	$4.73
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	—	(0.05)	—

Diluted EPS	$2.69	$3.11	$4.73

At November 30, 2002, there were approximately 65 million stock options outstanding for fiscal 2002 that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company’s common stock.

11.    Sales and Trading Activities.

The Company’s institutional sales and trading activities are conducted through the integrated management of its client-driven and proprietary transactions along with the hedging and financing of these positions. While sales and trading activities are generated by client order flow, the Company also takes proprietary positions based on expectations of future market movements and conditions.

The Company’s trading portfolios are managed with a view toward the risk and profitability of the portfolios. The nature of the equities and fixed income (including foreign exchange and commodities) activities conducted by the Company, including the use of derivative products in these businesses, and the market, credit and concentration risk management policies and procedures covering these activities are discussed below.

Equities.    The Company makes markets and trades in the global secondary markets for equities and convertible debt and is a dealer in equity warrants, exchange traded and OTC equity options, exchange traded funds, index futures, equity swaps and other sophisticated equity derivatives. The Company’s activities as a dealer primarily are client-driven, with the objective of meeting clients’ needs while earning a spread between the premiums paid or received on its contracts with clients and the cost of hedging such transactions in the cash or forward market or with other derivative transactions. The Company limits its market risk related to these contracts, which stems primarily from underlying equity/index price and volatility movements, by employing a variety of hedging strategies. The Company also takes proprietary positions in the global equity markets by using derivatives, most

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commonly futures and options, in addition to cash positions, intending to profit from market price and volatility movements in the underlying equities or indices positioned.

Fixed Income.    The Company trades and makes markets in domestic and international fixed income securities and related products, including preferred stock, investment grade corporate debt, high-yield securities, bank loans, U.S. and non-U.S. government securities, municipal securities, and commercial paper, money market and other short-term securities. The Company also makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products and provides financing to customers for commercial, residential and real estate loan products.

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

The Company is a market-maker in a number of foreign currencies. It actively trades currencies with its customers on a principal basis in the spot, forward and currency option markets earning a dealer spread. In connection with its market-making activities, the Company seeks to manage its market risk by entering into offsetting positions. The Company also takes proprietary positions in currencies to profit from market price and volatility movements in the currencies positioned. The majority of the Company’s foreign exchange business relates to major foreign currencies such as yen, euros, pounds sterling, Swiss francs and Canadian dollars. The balance of the business covers a broad range of other currencies.

The Company, as a major participant in the world commodities markets, trades in physical precious, base and platinum group metals, electricity, energy products (principally crude oil, refined oil products and natural gas) as well as a variety of derivatives related to these commodities such as futures, forwards, and exchange traded and OTC options and swaps. Through these activities, the Company provides clients with a ready market to satisfy end users’ current raw material needs and facilitates their ability to hedge price fluctuations related to future inventory needs.

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

The following discussions of risk management, market risk, credit risk, concentration risk and customer activities relate to the Company’s sales and trading activities.

Risk Management.    Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company’s risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification. Many of the Company’s risk management and control practices are subject to periodic review by the Company’s Internal Audit Department as well as to interactions with various regulatory authorities.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Management Committee, composed of the Company’s most senior officers, establishes the Company’s overall risk management policies and reviews its performance relative to these policies. The Management Committee has authorized the Securities Risk Committee to assist in monitoring and reviewing the Company’s market risk management practices. The Securities Risk Committee has created sub-committees that report on specific risk management issues. These Risk Committees, as well as other committees established to manage and monitor specific risks, review the risk monitoring and risk management policies and procedures relating to the Company’s market and credit risk profile, sales practices, legal enforceability, and operational and systems risks.

The Market Risk, Credit, Controllers, Treasury, and Law and Compliance Departments, which are all independent of the Company’s business units, assist senior management and the Risk Committees in monitoring and controlling the Company’s risk profile. The Market Risk and Credit Departments have operational responsibility for measuring and monitoring aggregate market risk and credit risk, respectively, with respect to the Company’s institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the Risk Committees. In addition, the Internal Audit Department, which reports to senior management and the Company’s Audit Committee, periodically examines and evaluates the Company’s operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Market Risk.    Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. Aggregate market risk limits have been approved for the Company and for its major trading divisions worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management.

Credit Risk.    Credit risk is the risk of loss to the Company arising from possible borrower or counterparty default on a contractual financial commitment. Credit risk arising in connection with the Company’s Institutional Securities activities is managed by the Credit Department and various business lines, within parameters set by the Company’s senior management. Credit risk management takes place at transaction, obligor and portfolio levels. At the transaction level, the Company seeks to mitigate credit risk through management of key risk elements such as size, tenor, seniority and collateral. At the obligor level, the Company makes use of: credit syndication, assignment and sale; netting agreements and collateral arrangements; and purchased credit protection. In addition, the Credit Department periodically reviews the financial soundness of obligors of the Company. For portfolios of credit exposure, the Company, as appropriate, assesses credit risk concentrations and purchases portfolio credit hedges.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has credit guidelines that limit current and potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties by type of business activity. The Credit Department administers these limits and monitors and reports credit exposure relative to limits.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, Germany and the United Kingdom), which, in the aggregate, represented approximately 11% of the Company’s total assets at November 30, 2002. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 25% of the Company’s total assets at November 30, 2002, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

Customer Activities.    The Company’s customer activities involve the execution, settlement and financing of various securities and commodities transactions on behalf of customers. Customer securities activities are transacted on either a cash or margin basis. Customer commodities activities, which include the execution of customer transactions in commodity futures transactions (including options on futures), are transacted on a margin basis.

The Company’s customer activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at prevailing market prices in the event of the failure of a customer to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer losses. The Company seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulations and Company policies.

Fair Value of Derivatives.    The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale, and is further described in Note 2. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition. The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives used by the Company for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses (see “Quantitative and Qualitative Disclosures about Market Risk — Risk Management — Credit Risk” in Part II, Item 7A).

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2002 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at November 30, 2002 and November 30, 2001 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2002		At November 30, 2001
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$25,456	$18,225	$19,120	$16,957
Foreign exchange forward contracts and options	2,308	2,508	2,698	2,579
Equity securities contracts (including equity swaps, warrants and options)	3,933	4,472	4,341	2,263
Commodity forwards, options and swaps	3,918	3,780	5,919	5,487

Total	$35,615	$28,985	$32,078	$27,286

12.    Preferred Stock, Capital Units and Preferred Securities Subject to Mandatory Redemption.

Preferred stock of the Company was as follows:

	Shares Outstanding at November 30,		Balance at November 30,
	2002	2001	2002	2001
			(dollars in millions)
Series A Fixed/Adjustable Rate Cumulative Preferred Stock, stated value $200 per share	—	1,725,000	$—	$345

In fiscal 2002, the Company redeemed all 1,725,000 outstanding shares of its Series A Fixed/Adjustable Rate Cumulative Preferred Stock at a redemption price of $200 per share. The Company also simultaneously redeemed all corresponding Depositary Shares at a redemption price of $50 per Depositary Share. Each Depositary Share represented  1/4 of a share of the Company’s Series A Fixed/Adjustable Rate Cumulative Preferred Stock.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at November 30, 2002 and November 30, 2001, respectively.

Preferred Securities Subject to Mandatory Redemption (also referred to as “Capital Securities” herein) represent preferred minority interests in certain of the Company’s subsidiaries. Accordingly, dividends paid on Preferred Securities Subject to Mandatory Redemption are presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the Company’s consolidated statements of income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MSDW Capital Trust I (“Capital Trust I”) and Morgan Stanley Capital Trust II (“Capital Trust II”) are consolidated Delaware statutory trusts (all of the common securities of which are owned by the Company) and have Capital Securities outstanding. The trusts invested the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company in junior subordinated deferrable interest debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust I and Capital Trust II, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust I	Capital Trust II
Issuance date	March 12, 1998	July 19, 2001
Preferred securities issued	16,000,000	32,400,000
Liquidation preference per security	$25	$25
Liquidation value (in millions)	$400	$810
Coupon rate	7.10%	7.25%
Distribution payable	Quarterly	Quarterly
Distributions guaranteed by	Morgan Stanley	Morgan Stanley
Mandatory redemption date	February 28, 2038	July 31, 2031(1)
Redeemable by issuer on or after(2)	March 12, 2003	July 31, 2006

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(3)	$412	$835
Coupon rate	7.10%	7.25%
Interest payable	Quarterly	Quarterly
Maturity date	February 28, 2038	July 31, 2031(1)
Redeemable by issuer on or after(2)	March 12, 2003	July 31, 2006

(1)	May be extended to a date not later than July 31, 2050.
(2)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.
(3)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.

13.    Shareholders’ Equity.

MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,996 million at November 30, 2002, which exceeded the amount required by $4,428 million. MSDWI’s net capital totaled $1,320 million at November 30, 2002, which exceeded the amount required by $1,219 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2002, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

In fiscal 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance requiring FDIC-insured financial institutions to treat accrued interest receivables related to credit card securitizations as a subordinated retained interest, which will require holding higher regulatory capital beginning December 31, 2002. The Company’s FDIC-insured financial institutions will maintain capital ratios in excess of the regulatory minimums after implementing this revised guidance.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company’s triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2002, approximately $6.2 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

The Company repurchased approximately 22 million and 25 million shares of its common stock (through a combination of open market purchases and the settlement of put options) in fiscal 2002 and fiscal 2001, respectively.

Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. However, under some circumstances, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company’s net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative translation adjustments is summarized below:

	At November 30,
	2002	2001
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$2,587	$2,354

Cumulative translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$(147)	$(334)
Cumulative translation adjustments resulting from realized or unrealized gains on hedges, net of tax	27	184

Total cumulative translation adjustments	$(120)	$(150)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Employee Compensation Plans.

The Company has adopted a variety of compensation plans for certain of its employees. These plans are designed to facilitate a pay-for-performance policy, provide compensation commensurate with other leading financial services companies and provide for internal stock ownership in order to align the interests of employees with the long-term interests of the Company’s shareholders. Certain of these plans are summarized below.

Equity-Based Compensation Plans.    The Company is authorized to issue up to approximately 618 million shares of its common stock in connection with awards under its equity-based compensation plans. At November 30, 2002, approximately 206 million shares were available for future grant under these plans.

Stock Option Awards.    Stock option awards have been granted pursuant to several equity-based compensation plans. Historically, these plans have generally provided for the granting of stock options having an exercise price not less than the fair value of the Company’s common stock (as defined in the plans) on the date of grant. Such options generally become exercisable over a one- to five-year period and expire seven to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s stock option awards (share data in millions):

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	151.4	$38.88	137.6	$34.87	131.3	$26.76
Granted(1)	22.8	43.66	24.5	57.56	25.5	67.41
Exercised	(7.6)	19.40	(8.1)	21.85	(17.8)	21.26
Forfeited	(2.9)	57.94	(2.6)	56.14	(1.4)	40.10

Options outstanding at end of period	163.7	$40.11	151.4	$38.88	137.6	$34.87

Options exercisable at end of period	91.2	$30.02	92.4	$27.71	88.3	$26.74

(1)	Amounts include stock options granted to employees subsequent to fiscal year-end but as part of year-end compensation for the fiscal year.

The following table presents information relating to the Company’s stock options outstanding at November 30, 2002 (share data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 4.00 – $ 19.99	34.6	$9.45	2.0	31.7	$9.50
$20.00 – $ 29.99	23.5	26.75	4.1	23.0	26.74
$30.00 – $ 39.99	16.8	35.56	6.0	15.3	35.54
$40.00 – $ 49.99	24.2	42.84	9.3	3.3	44.11
$50.00 – $ 59.99	25.8	56.54	8.6	2.4	53.14
$60.00 – $ 69.99	35.8	63.20	7.4	13.2	60.92
$70.00 – $107.99	3.0	84.80	5.8	2.3	86.21

Total	163.7		6.1	91.2

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Awards.    The Company has made deferred compensation awards pursuant to several equity-based compensation plans. These plans provide for the deferral of a portion of certain key employees’ compensation with payments made in the form of the Company’s common stock or in the right to receive unrestricted shares (collectively, “Restricted Stock”). The Company recognizes compensation expense related to Restricted Stock awards in the year for which employee services are performed. An award is deemed to relate to past services and is charged to compensation expense in its entirety in the year in which services are performed, thereby matching the compensation expense with related revenues. Compensation expense for all such awards (including those subject to forfeiture) amounted to $450 million, $612 million and $855 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Compensation expense for Restricted Stock awards was determined based on the fair value of the Company’s common stock as defined in the plans (e.g., volume-weighted average price of the Company’s common stock on the date of grant for fiscal 2002 awards.) The number of Restricted Stock shares outstanding was 80 million at November 30, 2002, 96 million at November 30, 2001 and 115 million at November 30, 2000.

Restricted Stock awarded under these plans are subject to restrictions on sale, transfer or assignment until the end of a specified restriction period, generally five to 10 years from the date of grant. Holders of Restricted Stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the relevant restriction period. Holders of vested Restricted Stock generally also will forfeit ownership in certain limited situations, including termination for cause during the restriction period.

Profit Sharing Plans.    The Company sponsors a qualified profit sharing plan covering substantially all U.S. employees and also provides cash payment of profit sharing to employees of its international subsidiaries. Contributions are made to eligible employees at the discretion of the Board of Directors based upon the financial performance of the Company. Profit sharing expense for fiscal 2002, fiscal 2001 and fiscal 2000 was $104 million, $149 million and $182 million, respectively.

Employee Stock Ownership Plan.    The Company has a $140 million leveraged employee stock ownership plan, funded through an independently managed trust. The Employee Stock Ownership Plan (“ESOP”) was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. In January 2000, each share of the ESOP Convertible Preferred Stock was converted into 6.6 common shares of the Company. The ESOP trust funded its stock purchase through a loan of $140 million from the Company. The ESOP trust note, due September 19, 2005 (extendible at the option of the ESOP trust to September 19, 2010), bears a 10- 3/8% interest rate per annum with principal payable without penalty on or before the due date. The ESOP trust expects to make principal and interest payments on the note from funds provided by dividends on the shares of common stock and contributions from the Company, if required. The note receivable from the ESOP trust is reflected as a reduction in the Company’s shareholders’ equity. Shares allocated to employees generally may not be withdrawn until the employee’s death, disability, retirement or termination. Contributions to the ESOP by the Company and allocation of ESOP shares to employees are made annually at the discretion of the Board of Directors based on the financial performance of the Company. The cost of shares allocated to participants’ accounts amounted to $18 million in fiscal 2002, $13 million in fiscal 2001 and $11 million in fiscal 2000. The ESOP debt service costs for fiscal 2002 and fiscal 2001 were paid from dividends received on stock held by the ESOP trust and from Company contributions. The ESOP debt service costs for fiscal 2000 were paid from dividends received on stock held by the ESOP trust.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Effect of SFAS No. 123.    Had the Company elected to recognize compensation cost pursuant to SFAS No. 123 for its stock option plans and its employee stock purchase plan, net income would have been reduced by $250 million, $375 million and $488 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively, resulting in pro forma net income and earnings per share as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions, except per share data)
Net income
As reported	$2,988	$3,521	$5,456
Pro forma	2,738	3,146	4,968
Earnings per share
As reported:
Basic	$2.76	$3.21	$4.95
Diluted	2.69	3.11	4.73
Pro forma:
Basic	$2.53	$2.87	$4.50
Diluted	2.45	2.76	4.29

The weighted average fair value at date of grant for stock options granted during fiscal 2002, fiscal 2001 and fiscal 2000 was $19.42, $26.43 and $30.48 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Risk-free interest rate	3.8%	4.7%	5.6%
Expected option life in years	6.2	6.1	5.3
Expected stock price volatility	50.7%	48.4%	43.4%
Expected dividend yield	1.9%	1.5%	1.1%

15.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its worldwide employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company also provides certain benefits to former employees or inactive employees prior to retirement. The following summarizes these plans:

Pension Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by non-contributory pension plans that are qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plans”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition to the Qualified Plans and the Supplemental Plans (collectively, the “U.S. Plans”), certain of the Company’s international subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plans and the other international plans, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information for the Company’s pension plans on an aggregate basis.

Pension expense included the following components:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
U.S. Plans:
Service cost, benefits earned during the period	$80	$77	$74
Interest cost on projected benefit obligation	107	96	88
Expected return on plan assets	(106)	(110)	(100)
Net amortization	8	1	6
Net settlements and curtailments	24	—	2
Special termination benefits	5	—	—

Total U.S. plans	118	64	70
Total international plans	3	4	4

Net pension expense	$121	$68	$74

The following table provides the assumptions used in determining the Company’s benefit obligation for the U.S. Plans:

	Fiscal 2002	Fiscal 2001
Year-end discount rate	6.75%	7.55%
Weighted average rate of increase in future compensation levels	5.00%	5.00%
Expected long-term rate of return on plan assets for fiscal year	8.50%	9.00%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the U.S. Plans’ benefit obligation and fair value of plan assets for fiscal 2002 and fiscal 2001 as well as a summary of the U.S. Plans’ funded status at November 30, 2002 and November 30, 2001:

	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,457	$1,234
Service cost	80	77
Interest cost	107	96
Plan amendments	11	—
Actuarial loss or (gain)	246	136
Benefits paid	(154)	(86)
Curtailments	(31)	—
Special termination benefits	5	—

Benefit obligation at end of year	$1,721	$1,457

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$1,057	$1,268
Actual return on plan assets	(75)	(198)
Employer contributions	458	73
Benefits paid and settlements	(154)	(86)

Fair value of plan assets at end of year	$1,286	$1,057

Funded status:
Funded status	$(435)	$(400)
Amount contributed to plan after measurement date	1	20
Unrecognized transition obligation	—	2
Unrecognized prior-service cost	29	22
Unrecognized loss or (gain)	665	295

Net amount recognized	$260	$(61)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid benefit cost	$446	$117
Accrued benefit liability	(216)	(184)
Intangible asset	4	6
Accumulated other comprehensive income	26	—

Net amount recognized	$260	$(61)

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability of $30 million at November 30, 2002 for defined benefit pension plans whose accumulated benefits exceeded plan assets. A corresponding amount was recognized as an intangible asset, to the extent of unrecognized prior-service cost. The remaining balance of $26 million ($19 million net of income taxes) was recorded as a reduction of Accumulated other comprehensive income, a component of shareholders’ equity.

For the Supplemental Plans, the aggregate accumulated benefit obligation was $130 million and $126 million at November 30, 2002 and November 30, 2001, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2002, fiscal 2001 and fiscal 2000, the Company’s expense related to these plans was $62 million, $68 million and $46 million, respectively.

Postretirement Benefits.    The Company has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and dependents. At November 30, 2002 and November 30, 2001, the Company’s accrued postretirement benefit liability was $122 million and $112 million, respectively.

Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. These benefits were not material to the Company’s consolidated financial statements in fiscal 2002, fiscal 2001 and fiscal 2000.

16.    Income Taxes.

The provision for income taxes consisted of:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
	(dollars in millions)
Current:
U.S. federal	$1,189	$2,014	$2,299
U.S. state and local	132	227	387
Non-U.S.	269	260	603

	1,590	2,501	3,289
Deferred:
U.S. federal	20	(550)	(140)
U.S. state and local	15	(61)	(44)
Non-U.S.	20	184	(35)

	55	(427)	(219)

Provision for income taxes	$1,645	$2,074	$3,070

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.0	1.9	2.5
Lower tax rates applicable to non-U.S. earnings	(2.2)	(0.4)	(2.0)
Other	0.1	(0.3)	0.4

Effective income tax rate	34.9%	36.2%	35.9%

As of November 30, 2002, the Company had approximately $4.0 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2002 and November 30, 2001 were as follows:

	Nov. 30, 2002	Nov. 30, 2001
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$2,239	$1,898
Loan loss allowance	344	289
Other valuation and liability allowances	928	923
Deferred expenses	70	17
Other	422	378

Total deferred tax assets	4,003	3,505

Deferred tax liabilities:
Prepaid commissions	222	137
Other	822	338

Total deferred tax liabilities	1,044	475

Net deferred tax assets	$2,959	$3,030

Cash paid for income taxes was $1,252 million, $910 million and $3,401 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

The Company recorded income tax benefits of $282 million, $460 million and $467 million related to employee stock compensation transactions in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Such benefits were credited to paid-in capital.

17.    Segment and Geographic Information.

Pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for disclosures that relate to business operating segments (“segments”), the Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services.

The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective revenues or other relevant measures.

Selected financial information for the Company’s segments is presented in the table below:

Fiscal 2002	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$6,988	$3,752	$2,279	$2,194	$15,213
Net interest	2,280	228	25	1,363	3,896

Net revenues	$9,268	$3,980	$2,304	$3,557	$19,109

Income (loss) before income taxes and dividends on preferred securities subject to mandatory redemption	$2,704	$(15)	$842	$1,189	$4,720
Income tax provision (benefit)	914	(8)	317	422	1,645
Dividends on preferred securities subject to mandatory redemption	87	—	—	—	87

Net income (loss)	$1,703	$(7)	$525	$767	$2,988

Fiscal 2001(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$9,944	$4,086	$2,463	$2,202	$18,695
Net interest	1,610	369	62	1,357	3,398

Net revenues	$11,554	$4,455	$2,525	$3,559	$22,093

Income (loss) before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	$3,839	$(61)	$829	$1,127	$5,734
Income tax provision (benefit)	1,317	(17)	349	425	2,074
Dividends on preferred securities subject to mandatory redemption	50	—	—	—	50

Income (loss) before extraordinary item and cumulative effect of accounting change	2,472	(44)	480	702	3,610
Extraordinary item	(30)	—	—	—	(30)
Cumulative effect of accounting change	(46)	—	—	(13)	(59)

Net income (loss)	$2,396	$(44)	$480	$689	$3,521

Fiscal 2000(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$13,246	$5,069	$2,784	$1,963	$23,062
Net interest	846	637	86	1,517	3,086

Net revenues	$14,092	$5,706	$2,870	$3,480	$26,148

Gain on sale of business	$—	$—	$35	$—	$35

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$5,407	$893	$1,110	$1,144	$8,554
Provision for income taxes	1,815	387	449	419	3,070
Dividends on preferred securities subject to mandatory redemption	28	—	—	—	28

Net income	$3,564	$506	$661	$725	$5,456

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(1)(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
November 30, 2002	$487,718	$8,207	$5,131	$28,443	$529,499

November 30, 2001	$442,598	$9,823	$5,076	$25,131	$482,628

November 30, 2000	$372,236	$17,275	$4,872	$26,896	$421,279

(1)	Prior to fiscal 2002, the results of the Company’s institutional and individual securities activities were aggregated into one reporting segment. In addition, the operating results of the Investment Management business segment includes the Company’s private equity activities. Prior to fiscal 2002, private equity activities were included within the Company’s Institutional Securities business segment. The segment data for all periods presented have been restated to reflect these changes.
(2)	Corporate assets have been fully allocated to the Company’s business segments.

Allocation decisions in global financial services businesses are by their nature complex and subjective and involve a high degree of judgment. Management currently is evaluating the segment allocation methodology, and the effect of any changes may be material to a particular segment. Therefore, business segment results in the future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company’s overall results of operations.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company’s operations by geographic area. The principal methodologies used in preparing the geographic area data are as follows: commission revenues are recorded based on the location of the sales force; trading revenues are principally recorded based on location of the trader; investment banking revenues are based on location of the client; and asset management and portfolio service fees are recorded based on the location of the portfolio manager:

Fiscal 2002	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$14,545	$3,349	$1,432	$297	$(514)	$19,109
Income before income taxes and dividends on preferred securities subject to mandatory redemption	3,197	848	405	270	—	4,720
Total assets at November 30, 2002	640,132	246,979	31,795	20,329	(409,736)	529,499
Fiscal 2001	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$16,931	$3,956	$1,501	$103	$(398)	$22,093
Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	4,208	1,137	306	83	—	5,734
Total assets at November 30, 2001	536,211	233,956	28,582	18,817	(334,938)	482,628
Fiscal 2000	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$19,640	$4,920	$1,787	$121	$(320)	$26,148
Income before income taxes and dividends on preferred securities subject to mandatory redemption	6,361	1,587	513	93	—	8,554
Total assets at November 30, 2000	468,055	206,131	23,652	19,132	(295,691)	421,279

18.    Business Acquisitions, Business Disposition and Asset Dispositions.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group business segment.

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) business segments. The allocation was based upon occupancy levels originally planned for the building.

In fiscal 2001, the Company acquired Quilter, a U.K.-based private client investment management business providing segregated account management and advisory services to individuals, pension funds and trusts. The Company’s fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

In fiscal 2000, the Company acquired Ansett Worldwide, one of the world’s leading aircraft leasing groups, leasing new and used commercial jet aircraft to airlines around the world. The Company’s fiscal 2000 results include the operations of Ansett Worldwide since April 27, 2000, the date of acquisition.

In the fourth quarter of fiscal 1998, the Company sold its Global Custody business to The Chase Manhattan Corporation (“Chase”). At that time, the Company recorded a pre-tax gain of $323 million from the sale. Such gain included estimates for certain payments and purchase price adjustments which, under certain circumstances pursuant to the sales agreement, were payable by the Company to Chase. As a result of the resolution of these payments and purchase price adjustments, the Company recorded an additional pre-tax gain of $35 million related to the sale of its Global Custody business in fiscal 2000.

The pro forma impact of each of the above business acquisitions was not material to the Company’s consolidated financial statements.

19.    Asset Impairment.

The Company's aircraft financing business has continued to be adversely affected by the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the terrorist attacks of September 11, 2001 (see Note 20). In addition, the continuing reduction in aircraft passenger volume has resulted in the grounding of a significant number of aircraft. Such conditions have contributed significantly to the decline in lease rates for operating lessors, including the Company’s aircraft financing business. As a result of these conditions and in accordance with SFAS No. 121, the Company incurred non-cash pre-tax charges of $74 million in the third quarter of fiscal 2002 and $87 million in the fourth quarter of fiscal 2001 to reflect the impairment of certain aircraft. The impairment charges are reflected in Other expenses in the Company’s consolidated statements of income. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment (see Note 17).

In accordance with SFAS No. 121, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which impairment was indicated, the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. The Company determined the amount of the charge for each impaired aircraft using “base value” estimates provided by independent appraisal companies (BK Associates, Inc., Morten Beyer & Agnew Inc. and Airclaims Limited). Going forward, the Company has determined to use “market value” estimates provided by one or more independent appraisers to estimate fair value for its aircraft if impairment is indicated. For the aircraft subject to prior impairment charges, the Company’s use of “market value” estimates rather than “base value” estimates would not have resulted in a material change to the Company’s consolidated results of operations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current market environment is characterized by distressed sellers and extremely limited sales activity. If the Company chose to liquidate its entire fleet at this time, which is not currently contemplated, the Company believes that given these distressed market conditions, it could be forced to accept values that are substantially, perhaps 20% to 30%, lower than the carrying value of its aircraft assets. These assets are recorded on the Company’s consolidated statements of financial condition as Aircraft under operating leases. The Company has not recorded an impairment charge of this magnitude because the majority of the individual aircrafts’ undiscounted cash flows exceeded their respective carrying values, and, therefore, impairment was not indicated for each aircraft under SFAS No. 121.

20.    Terrorist Attacks.

On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company’s employees were located, and the temporary closing of the debt and equity financial markets in the U.S. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

The Company has recognized costs related to the terrorist attacks, which have been offset by an expected insurance recovery. These costs and the related expected insurance recovery pertain to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. Such costs amounted to $89 million for fiscal 2002 and $56 million for fiscal 2001.

21.    Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflects several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions currently existing in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, have had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group business segments.

This charge, which is recorded as Restructuring and other charges on the Company’s consolidated statements of income, consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments and outplacement costs provided to the affected individuals. The restructuring and other charges were included in the Institutional Securities ($117 million), Individual Investor Group ($112 million) and Investment Management ($6 million) business segments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Quarterly Results (unaudited).

	2002 Fiscal Quarter				2001 Fiscal Quarter(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except share and per share data)
Total revenues	$8,540	$8,149	$8,156	$7,570	$12,681	$12,605	$10,332	$8,256
Interest expense	2,936	2,844	3,188	3,002	6,172	6,406	4,869	3,282
Provision for consumer loan losses	345	340	332	319	213	231	277	331

Net revenues	5,259	4,965	4,636	4,249	6,296	5,968	5,186	4,643

Total non-interest expenses	3,912	3,718	3,667	3,092	4,596	4,496	4,014	3,253

Income before income taxes, dividends on preferred securities subject to mandatory redemption, extraordinary item and cumulative effect of accounting change	1,347	1,247	969	1,157	1,700	1,472	1,172	1,390
Provision for income taxes	477	428	337	403	618	535	423	498
Dividends on preferred securities subject to mandatory redemption	22	22	21	22	7	7	14	22

Income before extraordinary item and cumulative effect of accounting change	848	797	611	732	1,075	930	735	870
Extraordinary item	—	—	—	—	—	—	(30)	—
Cumulative effect of accounting change	—	—	—	—	(59)	—	—	—

Net income	$848	$797	$611	$732	$1,016	$930	$705	$870

Earnings per share(2):
Basic before extraordinary item and cumulative effect of accounting change	$0.78	$0.73	$0.57	$0.68	$0.98	$0.85	$0.67	$0.80
Extraordinary item	—	—	—	—	—	—	(0.03)	—
Cumulative effect of accounting change	—	—	—	—	(0.05)	—	—	—

Basic	$0.78	$0.73	$0.57	$0.68	$0.93	$0.85	$0.64	$0.80

Diluted before extraordinary item and cumulative effect of accounting change	$0.76	$0.72	$0.55	$0.67	$0.94	$0.82	$0.65	$0.78
Extraordinary item	—	—	—	—	—	—	(0.03)	—
Cumulative effect of accounting change	—	—	—	—	(0.05)	—	—	—

Diluted	$0.76	$0.72	$0.55	$0.67	$0.89	$0.82	$0.62	$0.78

Dividends to common shareholders	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23
Book value	$18.97	$19.39	$19.59	$20.24	$17.23	$17.54	$17.76	$18.64
Stock price range(3)	$46.63-59.64	$44.64-57.88	$35.60-46.38	$29.31-46.40	$62.38-89.80	$45.26-74.26	$51.20-66.10	$37.62-59.52

(1)	Certain reclassifications have been made to previously reported fiscal 2001 quarterly amounts.
(2)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(3)	Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of shareholders of record at November 30, 2002 approximated 141,000. The number of beneficial owners of common stock is believed to exceed this number.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    None.

Part III

Item 10.    Directors and Executive Officers of the Registrant.    The information relating to directors and nominees of Morgan Stanley is set forth under the caption “Item 1—Election of Directors” in Morgan Stanley’s proxy statement for its 2003 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) and is incorporated by reference herein. Information relating to the executive officers of Morgan Stanley is set forth in this report under the caption “Executive Officers of Morgan Stanley.”

Item 11.    Executive Compensation.    The information relating to executive compensation is set forth under the captions “Summary compensation table,” “Option grants in last fiscal year,” “Aggregated option exercises in last fiscal year and fiscal year-end option values,” “Pension plans” and “Director compensation” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Morgan Stanley’s equity compensation plans. The information is as of November 30, 2002 and includes equity awards granted to employees subsequent to fiscal year-end but as part of year-end compensation for fiscal 2002. Morgan Stanley has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	163,663,043(2)	$40.1061(2)	185,960,074(4)

Equity compensation plans not approved by security holders	0	—	13,265,006(5)
Total(6)	163,663,043	$40.1061	199,225,080

(1)	This column contains information regarding employee stock options only; there are no warrants or stock appreciation rights outstanding.
(2)	Includes stock options to purchase 30,259,062 shares of common stock at a weighted-average exercise price of $9.63 that were assumed as a result of the merger of Dean Witter, Discover & Co. and Morgan Stanley Group Inc. effected on May 31, 1997.
(3)	This column does not include 6,298,104 shares available under the DPSP/START Plan, Morgan Stanley’s 401(k) retirement plan, in accordance with SEC rules.
(4)	Includes the following:
•	80,969,034 shares available under the 1995 Equity Incentive Compensation Plan, Morgan Stanley’s principal plan for making equity awards to employees. Awards under this plan may consist of stock awards, stock units that are settled by the delivery of shares of common stock, stock options, stock appreciation rights and other forms of equity-based or equity-related awards approved by the Compensation Committee of Morgan Stanley’s Board of Directors. To date, awards under this plan have consisted principally of stock units and stock options.
•	46,761,527 shares available under the Employee Stock Purchase Plan. Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.
•	33,318,309 shares available under the Employees’ Equity Accumulation Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation Committee.

•	17,461,128 shares available under the 1994 Omnibus Equity Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, recognition shares (including unrestricted stock awards), performance units, payment rights and tax benefit rights.
•	6,312,588 shares available under the Tax Deferred Equity Participation Plan. Awards under this plan consist of restricted stock units which are settled by the delivery of shares of common stock.
•	908,032 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of stock options and shares of common stock to non-employee directors and also provides non-employee directors the ability to defer the fees they earn from services as a director in the form of stock options (annual full board retainer fee only) or stock units (all annual retainer and meeting fees).
•	229,456 shares available under the Omnibus Equity Incentive Compensation Plan. This plan, the predecessor of the 1994 Omnibus Equity Plan, is scheduled to expire in February 2003.
(5)	199,739 shares available under the Branch Manager Compensation Plan and 13,065,267 shares available under the Financial Advisor Productivity Compensation Plan. Morgan Stanley currently does not grant awards under these plans. The material features of these plans are described below as required by SEC rules.
(6)	Morgan Stanley’s Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares, subject to market conditions and other factors, in connection with awards granted under equity-based compensation plans to avoid dilution to the public. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

The material features of certain of Morgan Stanley’s equity compensation plans that have not been approved by security holders under SEC rules are described below. These descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

Branch Manager Compensation Plan.    All branch managers of MSDWI are eligible to receive awards under this plan, which also provides for “challenge bonuses” based on the branch manager’s achievement of challenge goals. 80% of a branch manager’s challenge bonus is paid in cash and the remaining 20% is paid in the form of a deferred stock award that generally vests approximately four years after the end of the fiscal year of award. Branch managers may also receive deferred stock awards upon satisfaction of other criteria.

Financial Advisor Productivity Compensation Plan.    Financial advisors whose production exceeds gross revenue or other criteria for a fiscal year are eligible to receive awards under this plan. Awards are expressed as a percentage of gross revenue production for the relevant fiscal year and are paid in deferred stock that generally vests approximately four years after the end of the fiscal year of award. Financial advisors may also receive deferred stock awards upon satisfaction of other criteria.

* * *

Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial ownership of Company common stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions.    The information regarding certain relationships and related transactions is set forth under the caption “Certain transactions” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 14.    Controls and Procedures.    Within 90 days of the filing of this report, an evaluation was carried out under the supervision and with the participation of Morgan Stanley’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(b)    Reports on Form 8-K.    A Current Report on Form 8-K, dated September 19, 2002, was filed with the SEC reporting Items 5 and 7 in connection with the announcement of Morgan Stanley’s third quarter financial results; a Current Report on Form 8-K, dated October 2, 2002, was furnished to the SEC pursuant to Item 9; and a Current Report on Form 8-K, dated October 17, 2002, was filed with the SEC reporting Item 5.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2003.

MORGAN STANLEY (REGISTRANT)

By:	/s/ PHILIP J. PURCELL
(Philip J. Purcell) Chairman of the Board and Chief Executive Officer

Power of Attorney

We, the undersigned directors and executive officers of Morgan Stanley, hereby severally constitute Donald G. Kempf, Jr., Stephen S. Crawford and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 2003.

Signature	Title

/s/ PHILIP J. PURCELL (Philip J. Purcell)	Chairman of the Board and Chief Executive Officer

/s/ ROBERT G. SCOTT (Robert G. Scott)	President, Chief Operating Officer and Director

/s/ STEPHEN S. CRAWFORD (Stephen S. Crawford)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOANNE PACE (Joanne Pace)	Controller (Principal Accounting Officer)

/s/ ROBERT P. BAUMAN (Robert P. Bauman)	Director

/s/ EDWARD A. BRENNAN (Edward A. Brennan)	Director

/s/ JOHN E. JACOB (John E. Jacob)	Director

Signature	Title

/S/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/S/ CHARLES F. KNIGHT (Charles F. Knight)	Director

/S/ JOHN W. MADIGAN (John W. Madigan)	Director

/S/ MILES L. MARSH (Miles L. Marsh)	Director

/S/ MICHAEL A. MILES (Michael A. Miles)	Director

/S/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

Certification

I, Philip J. Purcell, certify that:

1.	I have reviewed this annual report on Form 10-K of Morgan Stanley;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003

/s/    PHILIP J. PURCELL

Philip J. Purcell

Chairman of the Board and Chief Executive Officer

Certification

I, Stephen S. Crawford, certify that:

1.	I have reviewed this annual report on Form 10-K of Morgan Stanley;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003

/s/    STEPHEN S. CRAWFORD

Stephen S. Crawford

Executive Vice President and Chief Financial Officer

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Financial Statements	Page

Independent Auditors’ Report	73
Consolidated Statements of Financial Condition at November 30, 2002 and November 30, 2001	74
Consolidated Statements of Income for Fiscal 2002, 2001 and 2000	76
Consolidated Statements of Comprehensive Income for Fiscal 2002, 2001 and 2000	77
Consolidated Statements of Cash Flows for Fiscal 2002, 2001 and 2000	78
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2002, 2001 and 2000	79
Notes to Consolidated Financial Statements	80

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2002 and November 30, 2001 and for each of the Three Fiscal Years in the Period Ended November 30, 2002

S-2—S-5

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2002	November 30, 2001
Assets:
Cash and cash equivalents	$14,589	$13,375
Financial instruments owned	3,059	1,760
Advances to subsidiaries	100,578	78,927
Investment in subsidiaries, at equity	23,562	22,133
Other assets	2,618	2,621

Total assets	$144,406	$118,816

Liabilities and Shareholders’ Equity:
Short-term borrowings	$38,287	$28,013
Financial instruments sold, not yet purchased	134	93
Payables to subsidiaries	29,733	21,250
Other liabilities and accrued expenses	1,067	990
Long-term borrowings	53,300	47,754

	122,521	98,100

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	345
Common stock ($0.01 par value; 3,500,000,000 shares authorized, 1,211,685,904 and 1,211,685,904 shares issued, 1,081,417,377 and 1,093,006,744 shares outstanding at November 30, 2002 and November 30, 2001, respectively)	12	12
Paid-in capital	3,678	3,745
Retained earnings	25,250	23,270
Employee stock trust	3,003	3,086
Accumulated other comprehensive income (loss)	(251)	(262)

Subtotal	31,692	30,196

Note receivable related to ESOP	(13)	(31)
Common stock held in treasury, at cost ($0.01 par value, 130,268,527 and 118,679,160 shares at November 30, 2002 and November 30, 2001, respectively)	(7,176)	(6,935)
Common stock issued to employee trust	(2,618)	(2,514)

Total shareholders’ equity	21,885	20,716

Total liabilities and shareholders’ equity	$144,406	$118,816

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Revenues:
Interest and dividends	$2,646	$4,175	$4,076
Principal transactions	(4)	(50)	48
Fiduciary fees	—	—	2
Other	(9)	3	4

Total revenues	2,633	4,128	4,130

Expenses:
Interest expense	2,624	4,289	4,123
Non-interest expenses	8	34	3

Total expenses	2,632	4,323	4,126

Income (loss) before income tax (benefit), cumulative effect of accounting change and equity in earnings of subsidiaries	1	(195)	4
Income tax (benefit)	—	(84)	(18)

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	1	(111)	22
Cumulative effect of accounting change	—	(26)	—
Equity in earnings of subsidiaries, net of tax	2,987	3,658	5,434

Net income	$2,988	$3,521	$5,456

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	30	(59)	(64)
Cumulative effect of accounting change	—	(13)	—
Net change in cash flow hedges	—	(99)	—
Minimum pension liability adjustment	(19)	—	—

Comprehensive income	$2,999	$3,350	$5,392

Net income	$2,988	$3,521	$5,456

Preferred stock dividend requirements	$—	$32	$36

Earnings applicable to common shares	$2,988	$3,489	$5,420

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Cash flows from operating activities:
Net income	$2,988	$3,521	$5,456
Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash charges (credits) included in net income:
Compensation payable in common or preferred stock	388	653	908
Equity in subsidiaries’ earnings, net of dividends	(1,225)	(11)	(2,414)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(937)	(925)	1,786
Other assets	827	100	(1,654)
Other liabilities and accrued expenses	(50)	(121)	628

Net cash provided by operating activities	1,991	3,217	4,710

Cash flows from investing activities:
Investments in and advances to subsidiaries	(13,372)	(7,054)	(9,127)

Net cash used for investing activities	(13,372)	(7,054)	(9,127)

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	10,274	7,293	(4,640)
Net proceeds from:
Issuance of common stock	179	197	338
Issuance of put options	6	5	42
Issuance of long-term borrowings	10,622	18,295	20,850
Payments for:
Repurchases of common stock	(990)	(1,583)	(3,628)
Repayments of long-term borrowings	(6,151)	(8,359)	(6,931)
Redemption of cumulative preferred stock	(345)	(200)	—
Cash dividends	(1,000)	(1,040)	(924)

Net cash provided by financing activities	12,595	14,608	5,107

Net increase in cash and cash equivalents	1,214	10,771	690
Cash and cash equivalents, at beginning of period	13,375	2,604	1,914

Cash and cash equivalents, at end of period	$14,589	$13,375	$2,604

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

Basis of Financial Information.    The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 74 to 118 of the Company’s Annual Report to Shareholders which is included in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2002 (“fiscal 2002”), November 30, 2001 (“fiscal 2001”) and November 30, 2000 (“fiscal 2000”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

Certain reclassifications have been made to prior-year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

Employee Stock Ownership Plan.    The Company has a $140 million leveraged employee stock ownership plan, funded through an independently managed trust. The Employee Stock Ownership Plan (“ESOP”) was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. In January 2000, each share of the ESOP Convertible Preferred Stock was converted into 6.6 common shares of the Company (see Note 14 to the Company’s consolidated financial statements).

2.    Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $1,762 million, $3,647 million and $3,020 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

3.    Preferred Securities Subject to Mandatory Redemption.

The Company has two consolidated Delaware statutory trusts (MSDW Capital Trust I and Morgan Stanley Capital Trust II) that have issued an aggregate $1.2 billion of Capital Securities (see Note 12 to the Company’s consolidated financial statements). These Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of fiscal years ended November 30, 2002 and 2001, and for each of the three fiscal years in the period ended November 30, 2002, and have issued our report thereon dated January 10, 2003; such consolidated financial statements and report are included in your 2002 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement schedules of Morgan Stanley (Parent Company Only), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

New York, New York

January 10, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

For the fiscal year ended November 30, 2002

Commission File No. 1-11758

Exhibit Index

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Morgan Stanley or its predecessor companies under the Securities Act or to reports or registration statements filed by Morgan Stanley or its predecessor companies under the Exchange Act, respectively, and are hereby incorporated by reference to such statements or reports. Morgan Stanley’s Exchange Act file number is 1-11758. The Exchange Act file number of Morgan Stanley Group Inc., a predecessor company (“MSG”), was 1-9085.1

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.2*	By-Laws of Morgan Stanley, as amended to date.

4.1

Rights Agreement dated as of April 25, 1995 between Morgan Stanley and JPMorgan Chase Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to Morgan Stanley’s Registration Statement on Form 8-A dated April 25, 1995).

4.2

Amendment dated as of February 4, 1997 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated February 4, 1997).

4.3

Second Amendment dated as of June 15, 1999 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated June 15, 1999).

4.4	Indenture dated as of February 24, 1993 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.5

Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6

First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)).

4.7

Second Supplemental Senior Indenture dated as of October 8, 2002 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

4.8

Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.9

Amended and Restated Trust Agreement of MSDW Capital Trust I dated as of March 12, 1998 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.10

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

4.11

Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

(1)	For purposes of this Exhibit Index, references to “JPMorgan Chase Bank” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “Bank One Trust Company, N.A.” mean as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

Exhibit No.	Description

4.12

Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.11 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1

Services Agreement by and between Morgan Stanley and International Business Machines Corporation, amended and restated as of December 21, 2001 (Exhibit 10.1 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001). (Confidential treatment has been requested for portions of this exhibit.)

10.2*	Amendments to Services Agreement by and between Morgan Stanley and International Business Machines Corporation (confidential treatment has been requested for portions of this exhibit).

10.3

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

10.8

Fifth Amendment to Pooling and Servicing Agreement dated as of March 30, 2001 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated March 30, 2001 (Exchange Act file number 0-23108)).

10.9

Form of Series Supplement between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.7 to the Discover Bank and the Discover Card Master Trust I Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-57556)).

10.10

Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated November 30, 2000 filed by certain senior officers of Morgan Stanley).

10.11

Amendment No. 1 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).

10.12*	Amendment No. 2 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003.

10.13†

Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit No.	Description

10.14†	Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.15†	Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.16†	Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.17†*	Morgan Stanley DPSP/START Plan (amended and restated effective as of October 1, 2002).

10.18†*	Amendment to Morgan Stanley DPSP/START Plan.

10.19†	1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.20†	Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.21†	Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.22†	1994 Omnibus Equity Plan (Exhibit 10.52 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.23†	Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

10.24†	Directors’ Equity Capital Accumulation Plan (amended and restated effective September 16, 2002) (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.25†	Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.26†	Employee Stock Purchase Plan, as amended March 18, 2002 (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.27†	Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.28†	Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.29†	Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.30†	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.31†	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.32†*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan.

10.33†	Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.34†	Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999).

10.35†	Amendment to Supplemental Executive Retirement Plan (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.36†	Amendment to Supplemental Executive Retirement Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.37†*	Amendment to Supplemental Executive Retirement Plan.

Exhibit No.	Description

10.38†	Performance Unit Plan (amended and restated) (Exhibit 10.8 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.39†	1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.40†	1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders).

10.41†	Amendment to 1995 Equity Incentive Compensation Plan (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.42†	1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.43†	Form of Deferred Compensation Agreement under the Pre- Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.44†	Form of Deferred Compensation Agreement under the Pre- Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.45†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.46†*	MSDWI Branch Manager Compensation Plan, as amended December 11, 2001.

10.47†*	MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001.

10.48†	Summary of Arrangement between Morgan Stanley and John J. Mack dated as of March 20, 2001 (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001).

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Morgan Stanley.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of BK Associates, Inc.

23.3*	Consent of Morten Beyer & Agnew, Inc.

23.4*	Consent of Airclaims Limited.

24	Powers of Attorney (included on signature page).

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).