Form 10-Q
period 2003-02-28
MORGAN STANLEY
filed 2003-04-11
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11758

Morgan Stanley

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3145972
(State of Incorporation)	(I.R.S. Employer Identification No.)

1585 Broadway New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 761-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of March 31, 2003, there were 1,087,291,293 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended February 28, 2003

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is www.sec.gov. The Company’s website is www.morganstanley.com. The Company makes available free of charge through its internet site, via a link to the SEC’s website at www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company makes available on www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. In addition, the Company posts on www.morganstanley.com charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee as well as its Corporate Governance Policies and its Code of Ethics and Business Conduct for the Company’s employees, officers and directors. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on the Company’s website is not incorporated by reference into this report.

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 28, 2003	November 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$29,309	$29,212
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $31,000 at February 28, 2003 and $27,721 at November 30, 2002)	40,707	38,411
Financial instruments owned (approximately $87 billion at February 28, 2003 and $71 billion at November 30, 2002 were pledged to various parties):
U.S. government and agency securities	37,067	32,474
Other sovereign government obligations	27,815	27,694
Corporate and other debt	58,996	55,254
Corporate equities	22,220	21,996
Derivative contracts	50,235	35,615
Physical commodities	638	355
Securities purchased under agreements to resell	59,687	76,910
Securities received as collateral	13,194	12,200
Securities borrowed	140,566	130,404
Receivables:
Consumer loans (net of allowances of $950 at February 28, 2003 and $928 at November 30, 2002)	21,150	23,014
Customers, net	30,039	22,262
Brokers, dealers and clearing organizations	6,456	2,250
Fees, interest and other	4,187	4,892
Office facilities, at cost (less accumulated depreciation and amortization of $2,295 at February 28, 2003 and $2,206 at November 30, 2002)	2,317	2,270
Aircraft under operating leases (less accumulated depreciation of $840 at February 28, 2003 and $769 at November 30, 2002)	4,815	4,849
Goodwill	1,460	1,449
Other assets	8,578	7,988

Total assets	$559,436	$529,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper and other short-term borrowings	$45,541	$50,789
Deposits	14,127	13,757
Financial instruments sold, not yet purchased:
U.S. government and agency securities	15,234	13,235
Other sovereign government obligations	13,402	11,679
Corporate and other debt	9,511	12,240
Corporate equities	17,753	18,320
Derivative contracts	42,604	28,985
Physical commodities	2,217	1,833
Securities sold under agreements to repurchase	134,211	136,463
Obligation to return securities received as collateral	13,194	12,200
Securities loaned	55,031	43,229
Payables:
Customers	93,069	88,229
Brokers, dealers and clearing organizations	790	4,610
Interest and dividends	5,186	3,363
Other liabilities and accrued expenses	12,556	12,245
Long-term borrowings	60,469	55,161

	534,895	506,338

Capital Units	66	66

Preferred Securities Subject to Mandatory Redemption	2,010	1,210

Commitments and contingencies
Shareholders’ equity:
Common stock ($0.01 par value, 3,500,000,000 shares authorized, 1,211,685,904 and 1,211,685,904 shares issued, 1,089,745,941 and 1,081,417,377 shares outstanding at February 28, 2003 and November 30, 2002, respectively)	12	12
Paid-in capital	3,440	3,678
Retained earnings	25,901	25,250
Employee stock trust	2,942	3,003
Accumulated other comprehensive income (loss)	(270)	(251)

Subtotal	32,025	31,692
Note receivable related to ESOP	(9)	(13)
Common stock held in treasury, at cost ($0.01 par value, 121,939,963 and 130,268,527 shares at February 28, 2003 and November 30, 2002, respectively)	(6,609)	(7,176)
Common stock issued to employee trust	(2,942)	(2,618)

Total shareholders’ equity	22,465	21,885

Total liabilities and shareholders’ equity	$559,436	$529,499

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Revenues:
Investment banking	$589	$674

Principal transactions:
Trading	1,556	1,132
Investments	(22)	33
Commissions	670	777

Fees:
Asset management, distribution and administration	903	1,016
Merchant and cardmember	363	342
Servicing	567	540
Interest and dividends	3,789	3,836
Other	87	196

Total revenues	8,502	8,546
Interest expense	2,688	2,936
Provision for consumer loan losses	336	345

Net revenues	5,478	5,265

Non-interest expenses:
Compensation and benefits	2,548	2,489
Occupancy and equipment	196	198
Brokerage, clearing and exchange fees	191	179
Information processing and communications	316	322
Marketing and business development	269	254
Professional services	225	225
Other	307	251

Total non-interest expenses	4,052	3,918

Income before income taxes and dividends on preferred securities subject to mandatory redemption	1,426	1,347
Provision for income taxes	499	477
Dividends on preferred securities subject to mandatory redemption	22	22

Net income	$905	$848

Earnings per common share:
Basic	$0.84	$0.78

Diluted	$0.82	$0.76

Average common shares outstanding:
Basic	1,079,052,442	1,082,380,245

Diluted	1,099,724,140	1,112,959,092

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Net income	$905	$848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	22	(8)
Net change in cash flow hedges	(41)	7

Comprehensive income	$886	$847

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$905	$848
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Gain on sale of building	—	(73)
Aircraft asset charge	36	—
Other non-cash charges included in net income	498	567
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(2,296)	(2,497)
Financial instruments owned, net of financial instruments sold, not yet purchased	(8,799)	(8,241)
Securities borrowed, net of securities loaned	1,640	(3,990)
Receivables and other assets	(11,046)	6,299
Payables and other liabilities	3,178	(137)

Net cash used for operating activities	(15,884)	(7,224)

Cash flows from investing activities:
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(207)	(358)
Net principal disbursed on consumer loans	(4,391)	(2,850)
Sales of consumer loans	5,919	1,848

Net cash provided by (used for) investing activities	1,321	(1,360)

Cash flows from financing activities:
Net (payments for) proceeds from short-term borrowings	(5,248)	7,416
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	14,971	2,579
Net proceeds from:
Deposits	370	264
Issuance of common stock	97	92
Issuance of long-term borrowings	8,296	239
Issuance of Preferred Securities Subject to Mandatory Redemption	800	—
Payments for:
Repurchases of common stock	(170)	(205)
Repayments of long-term borrowings	(4,207)	(2,326)
Redemption of Cumulative Preferred Stock	—	(345)
Cash dividends	(249)	(251)

Net cash provided by financing activities	14,660	7,463

Net increase (decrease) in cash and cash equivalents	97	(1,121)
Cash and cash equivalents, at beginning of period	29,212	26,596

Cash and cash equivalents, at end of period	$29,309	$25,475

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

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the potential outcome of litigation, and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), for variable interests obtained after January 31, 2003, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 15). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Used for Trading and Investment.    Financial instruments owned and financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Loans and lending commitments associated with the Company’s lending activities also are recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale.

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

The fair value of over-the-counter (“OTC”) derivative contracts is derived from pricing models, which may require multiple market input parameters. The Company relies on pricing models as a valuation methodology to determine fair value for OTC derivative products because market convention is to quote input parameters to models rather than prices, not because of a lack of an active trading market. The term “model” in this context typically refers to a mathematical calculation methodology based on accepted financial theories. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as quoted market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs, which approximate fair value. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company determines that the eventual realizable value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the Company’s condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Financial Instruments Used for Asset and Liability Management.    The Company enters into various derivative financial instruments for non-trading purposes. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the condensed consolidated statements of financial condition and include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain borrowings. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

The Company’s designated fair value hedges consist primarily of hedges of fixed rate borrowings, including fixed rate borrowings that fund consumer loans. The Company’s designated cash flow hedges consist primarily of hedges of floating rate borrowings in connection with its aircraft financing business. In general, interest rate exposure in this business arises to the extent that the interest obligations associated with debt used to finance the Company’s aircraft portfolio do not correlate with the aircraft rental payments received by the Company. The Company’s objective is to manage the exposure created by its floating interest rate obligations given that future lease rates on new leases may not be repriced at levels that fully reflect changes in market interest rates. The Company utilizes interest rate swaps to minimize the risk created by its longer-term floating rate interest obligations and measures that risk by reference to the duration of those obligations and the expected sensitivity of future lease rates to future market interest rates.

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income in shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company’s condensed consolidated statements of income was not material for all periods presented.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

2.    Goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives are to be amortized over their useful lives and reviewed for impairment. During the first quarter of fiscal 2003, the Company completed the annual goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s condensed consolidated financial condition or results of operations.

Changes in the carrying amount of the Company’s goodwill for the three month period ended February 28, 2003, were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2002	$4	$478	$967	$1,449
Translation adjustments	—	11	—	11

Balance as of February 28, 2003	$4	$489	$967	$1,460

3.    Securities Financing and Securitization Transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments owned (pledged to various parties) on the condensed consolidated statements of financial condition. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At February 28, 2003	At November 30, 2002
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$10,714	$9,144
Other sovereign government obligations	149	83
Corporate and other debt	11,543	9,026
Corporate equities	1,384	1,849

Total	$23,790	$20,102

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At February 28, 2003 and November 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $384 billion and $376 billion, respectively, and the fair value of the portion that has been sold or repledged was $348 billion and $344 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $2.0 billion at February 28, 2003, the majority of which were related to U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Gains or losses at the time of securitization, if any, were not material to the Company’s results of operations, and the assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the three months ended February 28, 2003 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at February 28, 2003 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Residential Mortgage Loans		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,128	Retained interests (carrying amount/fair value)	$609	Retained interests (carrying amount/fair value)	$122
Weighted average life (in months)	71	Weighted average life (in months)	15	Weighted average life (in months)	88
Credit losses (rate per annum)	—	Credit losses (rate per annum)	0.2-4.0%	Credit losses (rate per annum) (1)	—
Impact on fair value of 10% adverse change	—	Impact on fair value of 10% adverse change	$(13)	Impact on fair value of 10% adverse change	—
Impact on fair value of 20% adverse change	—	Impact on fair value of 20% adverse change	$(27)	Impact on fair value of 20% adverse change	—
Weighted average discount rate (rate per annum)	4.51%	Weighted average discount rate (rate per annum)	22.87%	Weighted average discount rate (rate per annum)	6.38%
Impact on fair value of 10% adverse change	$(22)	Impact on fair value of 10% adverse change	$(15)	Impact on fair value of 10% adverse change	$(4)
Impact on fair value of 20% adverse change	$(43)	Impact on fair value of 20% adverse change	$(28)	Impact on fair value of 20% adverse change	$(8)
Prepayment speed assumption	335-917PSA	Prepayment speed assumption	283-1750PSA
Impact on fair value of 10% adverse change	$(2)	Impact on fair value of 10% adverse change	$(23)
Impact on fair value of 20% adverse change	$(3)	Impact on fair value of 20% adverse change	$(40)

(1)	Due to the nature of the Company’s retained interests held at February 28, 2003, there were no related credit loss assumptions.

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

In connection with its Institutional Securities business, during the quarter ended February 28, 2003, the Company received $16 billion of proceeds from new securitization transactions and $959 million of cash flows from retained interests in securitization transactions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Consumer Loans.

Consumer loans were as follows:

	At February 28, 2003	At November 30, 2002
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$22,100	$23,942
Less:
Allowance for consumer loan losses	950	928

Consumer loans, net	$21,150	$23,014

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended February 28,
	2003	2002
	(dollars in millions)
Balance beginning of period	$928	$847
Additions:
Provision for consumer loan losses	336	345
Deductions:
Charge-offs	336	342
Recoveries	(22)	(23)

Net charge-offs	314	319

Balance end of period	$950	$873

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $67 million in the quarter ended February 28, 2003 and $57 million in the quarter ended February 28, 2002.

At February 28, 2003, the Company had commitments to extend credit for consumer loans of approximately $262 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $5,919 million in the quarter ended February 28, 2003 and $1,848 million in the quarter ended February 28, 2002.

The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. The cash collateral accounts are recorded in Other assets with the carrying value of the cash collateral accounts approximating fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140) to the Company for performing the servicing.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. On December 4, 2002, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with other bank regulatory agencies, issued guidance, Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations, for the purpose of clarifying the treatment of accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables as a subordinated retained interest for accounting purposes. At February 28, 2003, the accrued interest receivable was $0.6 billion and is recorded in Other assets. Including this accrued interest receivable amount, at February 28, 2003 the Company had $9.7 billion of retained interests, including $6.5 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the quarter ended February 28, 2003, the Company completed credit card asset securitizations of $4.2 billion and recognized net securitization gains of $35 million as servicing fees in the Company’s condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $31.0 billion at February 28, 2003 and $29.0 billion at November 30, 2002.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the quarter ended February 28, 2003 were as follows:

Weighted average life (in months)	5.9-6.5
Payment rate (rate per month)	14.89-17.75%
Credit losses (rate per annum)	3.86-6.45%
Discount rate (rate per annum)	14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At February 28, 2003
Residual Interests (carrying amount/fair value)	$264
Weighted average life (in months)	5.9
Weighted average payment rate (rate per month)	17.72%
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 20% adverse change	$(34)
Weighted average credit losses (rate per annum)	6.43%
Impact on fair value of 10% adverse change	$(78)
Impact on fair value of 20% adverse change	$(153)
Weighted average discount rate (rate per annum)	14.00%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(5)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

Three Months Ended February 28, 2003
Proceeds from new credit card asset securitizations	$ 4.2
Proceeds from collections reinvested in previous credit card asset securitizations	$14.5
Contractual servicing fees received	$ 0.1
Cash flows received from retained interests	$ 0.4

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At February 28, 2003		Three Months Ended February 28, 2003
	Loans Outstanding	Loans Delinquent	Average Loans	Net Credit Losses
Managed general purpose credit card loans	$51.8	$3.3	$52.8	$0.8
Less: Securitized general purpose credit card loans	31.0

Owned general purpose credit card loans	$20.8

5.    Long-Term Borrowings.

Long-term borrowings at February 28, 2003 scheduled to mature within one year aggregated $12,578 million.

During the quarter ended February 28, 2003, the Company issued senior notes aggregating $8,374 million, including non-U.S. dollar currency notes aggregating $1,782 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $12 million; 2004, $87 million; 2005, $1,991 million; 2006, $27 million; 2007, $328 million; and thereafter, $5,929 million. In the quarter ended February 28, 2003, $4,207 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at February 28, 2003.

6.    Capital Units and Preferred Securities Subject to Mandatory Redemption.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares (or fractional shares) of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both February 28, 2003 and November 30, 2002.

Preferred Securities Subject to Mandatory Redemption (also referred to as “Capital Securities” herein) represent preferred minority interests in certain of the Company’s subsidiaries. Accordingly, dividends paid on Preferred Securities Subject to Mandatory Redemption are presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MSDW Capital Trust I (“Capital Trust I”), Morgan Stanley Capital Trust II (“Capital Trust II”) and Morgan Stanley Capital Trust III (“Capital Trust III”) are consolidated Delaware statutory trusts (all of the common securities of which are owned by the Company) and have Capital Securities outstanding. The trusts invested the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company in junior subordinated deferrable interest debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

During the quarter ended February 28, 2003, Capital Trust III issued $800 million of 6.25% Capital Securities (the “Capital Securities III”). In March 2003, an additional $80 million of Capital Securities III were issued.

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust I, Capital Trust II and Capital Trust III, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust I	Capital Trust II	Capital Trust III
Issuance Date	March 12, 1998	July 19, 2001	February 27, 2003
Preferred securities issued	16,000,000	32,400,000	32,000,000
Liquidation preference per security	$25	$25	$25
Liquidation value (in millions)	$400	$810	$800
Coupon rate	7.10%	7.25%	6.25%
Distribution payable	Quarterly	Quarterly	Quarterly
Distributions guaranteed by	Morgan Stanley	Morgan Stanley	Morgan Stanley
Mandatory redemption date	February 28, 2038	July 31, 2031(1)	March 1, 2033(2)
Redeemable by issuer on or after(3)	March 12, 2003	July 31, 2006	March 1, 2008

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(4)	$412	$835	$825
Coupon rate	7.10%	7.25%	6.25%
Interest payable	Quarterly	Quarterly	Quarterly
Maturity date	February 28, 2038	July 31, 2031(1)	March 1, 2033(2)
Redeemable by issuer on or after(3)	March 12, 2003	July 31, 2006	March 1, 2008

(1)	May be extended to a date not later than July 31, 2050.
(2)	May be extended to a date not later than March 1, 2052.
(3)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.
(4)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.

7.    Common Stock and Shareholders’ Equity.

MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,806 million at February 28, 2003, which exceeded the amount required by $4,228 million. MSDWI’s net capital totaled $1,365 million at February 28, 2003, which exceeded the amount required by $1,268 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 28, 2003, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

In fiscal 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance requiring FDIC-insured financial institutions to treat accrued interest receivable related to credit card securitizations as a subordinated retained interest, which requires holding higher regulatory capital beginning December 31, 2002. After implementing this revised guidance, the Company’s FDIC-insured financial institutions have maintained capital ratios in excess of the regulatory minimums.

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

During the quarters ended February 28, 2003 and 2002, the Company purchased approximately $170 million and $205 million of its common stock, respectively, through open market purchases at an average cost of $38.80 and $54.20 per share, respectively.

8.    Earnings per Share.

Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company’s common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended February 28,
	2003	2002
Basic EPS:
Net income available to common shareholders	$905	$848

Weighted-average common shares outstanding	1,079	1,082

Basic EPS	$0.84	$0.78

Diluted EPS:
Net income available to common shareholders	$905	$848

Weighted-average common shares outstanding	1,079	1,082
Effect of dilutive securities:
Stock options	20	30
Convertible debt	1	1

Weighted-average common shares outstanding and common stock equivalents	1,100	1,113

Diluted EPS	$0.82	$0.76

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 28, 2003, there were approximately 88 million stock options outstanding that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company’s common stock.

9.    Commitments and Contingencies.

At February 28, 2003 and November 30, 2002, the Company had approximately $5.6 billion and $3.6 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

At February 28, 2003, the Company had $526 million of commitments in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients, that may subject the Company to increased credit and liquidity risks.

In connection with its aircraft financing business, the Company has entered into agreements to purchase aircraft and related equipment. As of February 28, 2003, the aggregate amount of such purchase commitments was $73 million.

In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 28, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.0 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $1.2 billion, respectively. At February 28, 2003 and November 30, 2002, the Company’s aggregate investment grade lending commitments were $11.1 billion and $13.8 billion, respectively, and its aggregate non-investment grade lending commitments were $1.2 billion and $1.3 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges with a notional amount of $3.8 billion at February 28, 2003 and $4.4 billion at November 30, 2002. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

Financial instruments sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company’s ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased may exceed the amounts recognized in the condensed consolidated statements of financial condition.

At February 28, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $44 billion and $67 billion, respectively.

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution, certain of which legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many firms, including the Company. This increase has been exacerbated by the general decline of securities prices that began in 2000 and has continued in fiscal 2003. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of each matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s income for such period.

10.    Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses swap agreements and other derivatives in managing its interest rate exposure. The Company also uses forward and option contracts, futures and swaps in its trading activities; these derivative instruments also are used to hedge the U.S. dollar cost of certain foreign currency exposures. In addition, financial futures and forward contracts are actively traded by the Company and are used to hedge proprietary inventory. The Company also enters into delayed delivery, when-issued, and warrant and option contracts involving securities. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Financial Instruments” and Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2002, included in the Form 10-K.

These derivative instruments involve varying degrees of market risk. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements less than or exceeding fair value amounts recognized in the condensed consolidated statements of financial condition, which, as described in Note 1, are recorded at fair value.

The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale, and is further described in Note 1. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives used by the Company for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses (see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at February 28, 2003 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at February 28, 2003 and November 30, 2002 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 28, 2003		At November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$32,723	$25,324	$25,456	$18,225
Foreign exchange forward contracts and options	4,777	4,304	2,308	2,508
Equity securities contracts (including equity swaps, warrants and options)	3,655	4,415	3,933	4,472
Commodity forwards, options and swaps	9,080	8,561	3,918	3,780

Total	$50,235	$42,604	$35,615	$28,985

A substantial portion of the Company’s securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity and other principal investment activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk created in its businesses through a variety of separate but complementary financial, position and credit exposure reporting systems, including the use of trading limits based in part upon the Company’s review of the financial condition and credit ratings of its counterparties.

See also “Risk Management” in the Form 10-K for discussions of the Company’s risk management policies and procedures for its securities businesses.

11.    Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective revenues or other relevant measures. Allocation decisions in global financial services businesses are by their nature complex and subjective and involve a high degree of judgment. Management continues to evaluate the segment allocation methodology, and the effect of any changes may be material to a particular segment. Therefore, business segment results in the future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company’s overall results of operations.

Selected financial information for the Company’s segments is presented below:

Three Months Ended February 28, 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$2,415	$854	$517	$591	$4,377
Net interest	746	46	2	307	1,101

Net revenues	$3,161	$900	$519	$898	$5,478

Income (loss) before income taxes and dividends on preferred securities subject to mandatory redemption	$967	$(3)	$172	$290	$1,426
Income tax provision (benefit)	327	(2)	66	108	499
Dividends on preferred securities subject to mandatory redemption	22	—	—	—	22

Net income (loss)	$618	$(1)	$106	$182	$905

Three Months Ended February 28, 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$2,250	$960	$616	$539	$4,365
Net interest	550	59	7	284	900

Net revenues	$2,800	$1,019	$623	$823	$5,265

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$847	$9	$236	$255	$1,347
Provision for income taxes	295	2	92	88	477
Dividends on preferred securities subject to mandatory redemption	22	—	—	—	22

Net income	$530	$7	$144	$167	$848

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
February 28, 2003	$518,568	$8,934	$5,327	$26,607	$559,436

November 30, 2002	$487,718	$8,207	$5,131	$28,443	$529,499

(1)	Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2)	Corporate assets have been fully allocated to the Company’s business segments.

12.    Gain on Sale of Building.

In the first quarter of fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of an office tower in New York City. The pre-tax gain was included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) business segments. The allocation was based upon occupancy levels originally planned for the building.

13.    Aircraft Asset Charge.

As disclosed in Note 19 to the Company’s consolidated financial statements included in the Form 10-K, the Company has determined to use “market value” estimates provided by one or more independent appraisers to estimate fair value for its impaired aircraft. Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisal companies to estimate the fair value of its impaired aircraft. Accordingly, during the quarter ended February 28, 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value”. The charge is reflected in Other expenses in the Company’s condensed consolidated statements of income. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment (see Note 11).

14.    Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, have had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

This charge consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments provided to the affected individuals.

At February 28, 2003, the remaining liability associated with these charges was approximately $150 million, which was included in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were made by the Company during the first quarter of fiscal 2003. The decline in the liability balance during the quarter ended February 28, 2003 also reflected net rental payments associated with the office locations referred to above.

15.    Variable Interest Entities.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN 46 on September 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

At February 28, 2003, in connection with its Institutional Securities business, the aggregate size of a collateralized debt obligation entity for which the Company was the primary beneficiary of the entity was approximately $270 million, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entity’s obligations. The beneficial interest holders of this consolidated entity have no recourse to the general credit of the Company. At February 28, 2003, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which were acquired during February 2003 and consist of subordinated beneficial interests, was approximately $876 million. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization and collateralized debt obligation entities, was approximately $22 million, which represents the Company’s maximum exposure to loss at February 28, 2003.

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-K for fiscal 2003 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus be required to consolidate the VIE on September 1, 2003. At February 28, 2003, in connection with its Institutional Securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $7.0 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization, credit-linked note and collateralized debt and loan obligation entities, was approximately $79 million, which represents the Company’s maximum exposure to loss at February 28, 2003. In connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the aggregate size of potential VIEs at February 28,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 was approximately $2.3 billion. The Company’s variable interests associated with its Investment Management activities was approximately $0.7 million, which represents the Company’s maximum exposure to loss at February 28, 2003.

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

16.    Guarantees.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

Under FIN 45, certain derivative contracts meet the accounting definition of a guarantee, including certain written options and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the FIN 45 definition of a guarantee. In order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. However, the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated as increases in interest or foreign exchange rates in the future could possibly be unlimited.

The Company does not monitor its risk exposure to such derivative contracts based on derivative notional amounts; rather the Company manages its risk exposure on a fair value basis. Aggregate market risk limits have been established and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative contracts through a variety of risk mitigation strategies including, but not limited to, entering into offsetting economic hedge positions. The Company records all derivative contracts on its condensed consolidated statements of financial condition at fair value and believes that the notional amounts of the derivative contracts generally overstate its exposure. For further discussion of the Company’s derivative risk management activities see Note 11 to the Company’s consolidated financial statements in the Form 10-K and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. The Company has also entered into liquidity facilities with special purpose entities (“SPEs”) and other counterparties whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding these guarantees at February 28, 2003:

	Maximum Potential Payout/Notional
Type of Guarantee	Years to Maturity					Carrying Amount	Collateral/ Recourse
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$251,563	$129,959	$114,626	$96,368	$592,516	$21,788	$65
Standby letters of credit and other financial guarantees	172	498	63	43	776	7	70
Liquidity facilities	475	20	—	241	736	—	—

In the normal course of its business, the Company provides standard indemnities to counterparties for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions and certain annuity products. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange or clearinghouse. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions can not be estimated as future returns of the partnerships are not known. As of February 28, 2003, the Company has recorded a liability of $69 million for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements.

As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At February 28, 2003, the maximum potential amount of future payments the Company may be required to make under its surety bond was $194 million, which represents the value of the marketable securities pledged by the borrowers as collateral in lieu of a cash down payment. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and chargeback the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember airline ticket transaction volume as of February 28, 2003 to the extent that such travel has not yet occurred.

During the three months ended February 28, 2003, the Company incurred losses related to merchant chargebacks of $4 million and processed aggregate credit card transaction volume of $26.1 billion. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At February 28, 2003, the Company had settlement withholdings and escrow deposits of $34 million.

The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and are therefore generally short-term in nature. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor. There were no such arrangements outstanding at February 28, 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of February 28, 2003, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 28, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2002, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002; and, in our report dated January 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/S/    DELOITTE & TOUCHE LLP

New York, New York

April 11, 2003

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Results of Operations*

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

The Company’s Institutional Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number, and timing of investment banking client assignments and transactions and the realization of returns from the Company’s principal investments. Such factors also affect the level of individual investor participation in the financial markets, which impacts the results of the Individual Investor Group. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company’s Investment Management business. In the

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

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its professionals and other personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including the Company’s reputation; investment objectives; relative performance of investment products; advertising and sales promotion efforts; fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, account acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

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

For a detailed discussion of the competitive and regulatory factors in the Company’s businesses, see “Competition” and “Regulation” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (the “Form 10-K”).

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

Global Market and Economic Conditions in the Quarter Ended February 28, 2003.    The difficult global market and economic conditions that existed during fiscal 2002 persisted in the first quarter of fiscal 2003. In addition, global geopolitical tensions continued to escalate as the prospects of a war in Iraq seemed imminent. While these conditions adversely affected several of the Company’s business areas, favorable conditions in the fixed income and commodities markets led to improved results in the Company’s Institutional Securities segment.

In the U.S., the rate of economic growth declined in late 2002 and early 2003, primarily due to a relatively high unemployment rate and sharp rise in energy prices. Consumer consumption was also weaker, reflecting a significant decline in consumer confidence during the quarter. Such decline reflected increased geopolitical concerns, terrorist threats, the mobilization of U.S. military forces in the Middle East and lingering concerns over the resilience of the U.S. economy and financial markets. As a result of these factors, investor confidence remained weak, and major equity market indices continued to decline. In addition, heightened risk aversion in the U.S. fixed income markets caused U.S. Treasury yields to fall to near-historic lows. The Federal Reserve Board left both the discount rate and the overnight lending rate unchanged during the quarter.

In Europe, economic conditions were also difficult, as increased geopolitical tensions and the associated rise in oil prices, as well as difficult conditions in the financial markets and the world economy, negatively impacted consumer confidence and consumption, business investment and labor markets. The continued appreciation of the euro relative to the U.S. dollar also raised concerns regarding future economic growth in the region. As a result of these conditions, the European Central Bank (“ECB”) lowered the benchmark interest rate by 0.50% during the quarter. In March 2003, the ECB lowered the benchmark interest rate by an additional 0.25%. The Bank of England also reduced the benchmark interest rate during the quarter by 0.25%.

In Japan, the economic outlook remained substantially uncertain, although the decline in business investment moderated. Relatively high unemployment levels and an ongoing decline in wages contributed to low levels of consumer spending. Net exports were virtually flat as compared with the fourth quarter of fiscal 2002. While other Asian economies continued to exhibit signs of recovery, the strength and pace of their recovery is largely dependent on developments elsewhere in the world, particularly in the U.S.

Results of the Company for the Quarter Ended February 28, 2003.    The Company’s net income was $905 million, an increase of 7% from the comparable period of fiscal 2002.

Diluted earnings per common share were $0.82 as compared with $0.76 in the comparable period of fiscal 2002. The Company’s annualized return on common equity was 16.3% as compared with 16.4% in the comparable period of fiscal 2002.

At February 28, 2003, the Company had approximately 54,000 worldwide employees, a decrease of 9% from February 28, 2002. The reduction in staffing levels reflected the Company’s efforts to manage costs in light of the weakened global economy and reduced business activity.

Restructuring and Other Charges.    In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, have had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

This charge consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments provided to the affected individuals.

At February 28, 2003, the remaining liability associated with these charges was approximately $150 million, which was included in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that were made by the Company during the first quarter of fiscal 2003. The decline in the liability balance during the quarter ended February 28, 2003 also reflected net rental payments associated with the office locations referred to above.

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

Allocation decisions in global financial services businesses are by their nature complex and subjective and involve a high degree of judgment. Management continues to evaluate the segment allocation methodology, and the effect of any changes may be material to a particular segment. Therefore, business segment results in the future may reflect reallocations of revenues and expenses that result from such changes. Reallocations of revenues or expenses among segments will have no effect on the Company’s overall results of operations.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2002 in the Form 10-K), the following may involve a higher degree of judgment and complexity.

Fair Value.    Financial instruments owned of $197 billion and financial instruments sold, not yet purchased of $101 billion at February 28, 2003, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or distressed sale.

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

By contrast, some cash products exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain traded loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently. At February 28, 2003, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $7.3 billion and $0.1 billion, respectively.

The Company’s derivative products include listed and over-the-counter (“OTC”) derivatives. Listed derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. Fair values for listed derivatives recorded as financial instruments owned and financial instruments sold, not yet purchased amounted to $2.0 billion and $2.2 billion, respectively, at February 28, 2003. OTC derivatives included a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts. Fair values for OTC derivative products recorded as financial instruments owned and financial instruments sold, not yet purchased, which amounted to $48.2 billion and $40.4 billion, respectively, at February 28, 2003, were derived from pricing models.

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

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or related financial instruments. The Company’s trading divisions and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A in the Form 10-K.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the prices used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and the assumptions are reasonable. These control processes include periodic review of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading divisions. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model utilizes historical and statistical analysis to determine fair value, recently executed comparable transactions are considered for purposes of validating assumptions underlying the model. Where the fair value of the transaction deviates significantly from the fair value derived from the model, the transaction fair value will be used to further refine the model’s input or statistical techniques in determining fair value in future periods. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional validation of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information further validates the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the
Form 10-K.

Transfers of Financial Assets.    The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the condensed consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

In connection with its Institutional Securities business, the Company engages in securitization transactions to facilitate client needs and as a means of selling financial assets. The Company recognizes any interests in the transferred assets and any liabilities incurred in securitization transactions in its condensed consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of such interests are recognized in the condensed consolidated statements of income. The use of different pricing models or assumptions could produce different financial results.

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

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses in the Company’s Credit Services business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on December 1, 2002, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, an impairment charge based on the excess of the carrying value over the fair value of the aircraft is recognized. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 13 to the condensed consolidated financial statements).

INSTITUTIONAL SECURITIES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Revenues:
Investment banking	$503	$603
Principal transactions:
Trading	1,425	957
Investments	(11)	30
Commissions	415	492
Asset management, distribution and administration fees	22	25
Interest and dividends	3,166	3,179
Other	61	143

Total revenues	5,581	5,429
Interest expense	2,420	2,629

Net revenues	3,161	2,800

Non-interest expenses	2,194	1,953

Income before income taxes and dividends on preferred securities subject to mandatory redemption	967	847
Provision for income taxes	327	295
Dividends on preferred securities subject to mandatory redemption	22	22

Net income	$618	$530

Institutional Securities net revenues were $3,161 million in the quarter ended February 28, 2003, an increase of 13% from the comparable period of fiscal 2002. Net income for the quarter ended February 28, 2003 was $618 million, an increase of 17% from the comparable period of fiscal 2002. The increases in net revenues and net income were primarily attributable to higher revenues from the Company’s fixed income sales and trading activities, which were partially offset by lower investment banking revenues. Net income in the quarter ended February 28, 2003 also reflected higher non-interest expenses, primarily due to higher compensation costs associated with a higher level of net revenues.

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended February 28, 2003 decreased 17% from the comparable period of fiscal 2002. The decrease was due to lower revenues from merger, acquisition and restructuring activities and equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions. The Company believes that the difficult economic and market conditions that currently exist are likely to continue to have an adverse impact on its investment banking activities in the foreseeable future.

Revenues from merger, acquisition and restructuring activities were $166 million in the quarter ended February 28, 2003, a decrease of 43% from the comparable period of fiscal 2002. The decrease primarily reflected an industry-wide decline in the volume of global merger and acquisition transaction activity. The market for such transactions continued to be negatively affected by the difficult global economic conditions and uncertainty in the global financial markets, as well as a heightened level of geopolitical concerns. In addition, the Company’s backlog of merger, acquisition and restructuring transactions remained at relatively low levels.

Underwriting revenues were $337 million in the quarter ended February 28, 2003, an increase of 8% from the comparable period of fiscal 2002.

Equity underwriting revenues decreased primarily due to a lower volume of global equity offerings, as transaction activity across most industry sectors declined from the comparable prior-year period. In addition, for the first time since 1974, there were no initial public offerings priced in the month of January.

Fixed income underwriting revenues increased reflecting favorable conditions in the global fixed income markets, including tighter credit spreads and relatively low interest rates. These conditions contributed to higher revenues from investment grade corporate and municipal fixed income securities and interest rate derivative products.

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

Sales and trading revenues include the following:

	Three Months Ended February 28,
	2003	2002
	(dollars in millions)
Equities	$977	$931
Fixed income (1)	1,662	1,123

(1)	Amounts include interest rate products, foreign exchange, credit products and commodities.

Sales and trading revenues increased 29% in the quarter ended February 28, 2003, reflecting higher fixed income and equity sales and trading revenues.

Equity sales and trading revenues increased 5% reflecting higher revenues from derivative equity products, which benefited from higher levels of market volatility. Higher revenues from certain proprietary trading activities also contributed to the increase. These increases were partially offset by lower revenues from cash equity products, reflecting the difficult conditions that existed in the U.S. equity markets, including net outflows of cash from equity mutual funds as compared to net cash inflows in the fiscal 2002 period, and lower trading volumes. Commission revenues also decreased due to lower volumes attributable to lower consumer confidence and dismal economic growth forecasts and due to an increase in electronic trading resulting in lower commissions.

Fixed income sales and trading revenues increased 48% to a record level. The increase was broad-based across the Company’s commodity, credit and interest rate product areas. The increase in commodity revenues was primarily due to the favorable conditions that existed in the energy markets, including the electricity, oil and natural gas sectors. Energy prices and price volatility rose sharply as a result of the geopolitical tension in the Middle East, harsh winter weather conditions and concerns over declining inventory levels of oil. The increase in credit products primarily reflected record revenues from investment grade fixed income securities, which benefited from a generally favorable trading environment, including a higher level of market liquidity due to increased investor demand and strong transaction volume from the fixed income primary market. The increase in interest rate products included higher revenues from government fixed income securities, which benefited from an improved trading environment as compared with the prior year period. In addition, escalating geopolitical tensions resulted in an increased demand for government fixed income securities.

In addition, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities (see “Other” herein), as well as losses associated with the Company’s corporate lending activities. In the quarter ended February 28, 2003, sales and trading revenues associated with these activities increased reflecting lower interest costs associated with the Company’s aircraft financing activities, partially offset by modest losses in the Company’s corporate lending activities.

Principal Investments.    Principal transaction net investment losses aggregating $11 million were recorded in the quarter ended February 28, 2003 as compared with net gains of $30 million in the quarter ended February 28, 2002. The losses in the fiscal 2003 period primarily included unrealized losses in certain of the Company’s principal investments. Fiscal 2002’s results primarily included revenues from the Company’s real estate investments.

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

Asset management, distribution and administration fees decreased 12% in the quarter ended February 28, 2003, primarily due to lower management fees associated with the Company’s real estate investment activities.

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business.

Other revenues decreased 57% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The decrease was primarily due to the inclusion of a gain (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower in the fiscal 2002 period. The decrease was also due to a decline in revenues from the Company’s aircraft financing business, reflecting a decline in lease rates.

Net revenues from the Company’s aircraft financing business continue to be adversely affected by the slowdown in the commercial aircraft industry that began in 2001. Throughout fiscal 2002 and the first quarter of fiscal 2003, declining aircraft passenger volume and financial difficulties experienced by major airlines contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. The Company currently expects these conditions to continue or to deteriorate further in the foreseeable future, especially in light of increased geopolitical tensions and the worsening operating environment for airlines.

Non-Interest Expenses.    Non-interest expenses increased 12% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The majority of the increase was attributable to higher compensation and benefits expense, which increased 10%, principally reflecting higher incentive-based compensation costs due to a higher level of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses increased 18%. Brokerage, clearing and exchange fees increased 8% due to higher brokerage costs associated with global securities trading volume. Other expenses increased 134% primarily due to increased costs associated with certain litigation matters and a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 13 to the condensed consolidated financial statements).

INDIVIDUAL INVESTOR GROUP

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Revenues:
Investment banking	$78	$62
Principal transactions:
Trading	131	175
Investments	—	1
Commissions	245	274
Asset management, distribution and administration fees	376	421
Interest and dividends	74	96
Other	24	27

Total revenues	928	1,056
Interest expense	28	37

Net revenues	900	1,019

Non-interest expenses	903	1,010

(Loss) income before income taxes	(3)	9
Income tax (benefit) provision	(2)	2

Net (loss) income	$(1)	$7

Individual Investor Group net revenues were $900 million in the quarter ended February 28, 2003, a decrease of 12% from the comparable period of fiscal 2002. Net loss for the quarter ended February 28, 2003 was $1 million, as compared with net income of $7 million in the quarter ended February 28, 2002. The decrease in net revenues was primarily attributable to lower commission and principal trading revenues and lower asset management, distribution and administration fees. The net loss was due to lower net revenues, partially offset by lower non-interest expenses, including lower compensation costs.

The Company believes that the difficult economic and market conditions that currently exist, including weakened investor confidence and increased risk aversion among individual investors, are likely to continue to have an adverse impact on the results of its Individual Investor Group business.

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues increased 26% from the comparable period of fiscal 2002 primarily due to higher revenues from equity and fixed income underwriting transactions, partially offset by lower revenues from underwriting Unit Investment Trust products.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of securities in which the Company acts as principal and gains and losses on the Company’s securities positions. The Company maintains certain security positions primarily to facilitate Individual Investor Group customer transactions. Principal transaction trading revenues decreased 25% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002, as lower equity trading revenues were partially offset by higher fixed income trading revenues.

Equity trading revenues decreased primarily due to a continuation of difficult conditions in the equity markets. Equity trading revenues were also impacted by the Company’s new pricing structure for executing transactions on the NASDAQ. During the quarter ended February 28, 2002, the results of such market-making activities were reported in principal transaction trading revenues. In the quarter ended February 28, 2003, these results were reported in commission revenues (see “Commissions” herein). Fixed income trading revenues increased, reflecting higher revenues from investment grade corporate fixed income securities.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 11% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The decrease was due to lower levels of investor participation in the U.S. equity markets, partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices, and the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities now are included in commission revenues.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, including fees for promoting and distributing mutual funds (“12b-1 fees”) and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company’s Investment Consulting Services (“ICS”) business. The Company receives 12b-1 fees for services it provides in promoting and distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision. Asset management, distribution and administration fees also include revenues from individual investors electing a fee-based pricing arrangement under Morgan Stanley Choice.

Asset management, distribution and administration fees declined 11% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The decrease was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds, reflecting a decrease in individual investors’ mutual fund asset levels. Fees from Morgan Stanley Choice accounts were also lower reflecting a decrease in the level of client assets due to the difficult conditions that continued to exist in the U.S. equity markets.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 22% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002, primarily due to lower net interest revenues from brokerage services provided to individual customers, including a decrease in customer margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Other.    Other revenues primarily include account fees and other miscellaneous service fees. Other revenues decreased 11% in the quarter ended February 28, 2003 as compared with the comparable period of fiscal 2002, primarily due to the inclusion of a gain (of which $7 million was allocated to the Individual Investor Group segment) related to the Company’s sale of an office tower in the fiscal 2002 period, as well as lower revenues from other miscellaneous service fees.

Non-Interest Expenses.    Non-interest expenses decreased 11% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 8%, principally reflecting lower employment levels and lower incentive-based compensation due to lower levels of revenues and earnings. Excluding compensation and benefits expense, non-interest expenses decreased 16%. Marketing and business development expense decreased 43% due to lower advertising costs. Other expense decreased 20% reflecting lower miscellaneous operating costs. Information processing and communication expense decreased 7% due to lower data processing and telecommunication costs.

INVESTMENT MANAGEMENT

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Revenues:
Investment banking	$8	$9
Principal transactions:
Investments	(11)	2
Commissions	10	11
Asset management, distribution and administration fees	505	570
Interest and dividends	3	8
Other	5	24

Total revenues	520	624
Interest expense	1	1

Net revenues	519	623

Non-interest expenses	347	387

Income before income taxes	172	236
Provision for income taxes	66	92

Net income	$106	$144

Investment Management net revenues were $519 million in the quarter ended February 28, 2003, a decrease of 17% from the comparable period of fiscal 2002. Net income for the quarter ended February 28, 2003 was $106 million, a decrease of 26% from the comparable period of fiscal 2002. The decrease in net revenues and net income primarily reflected lower fee-based revenues due to a decline in average assets under management or supervision, reflecting market depreciation due to declines in the global financial markets. The decrease in net income was partially offset by a decline in non-interest expenses, including lower compensation costs.

Investment Banking.    Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues decreased 11% reflecting a lower volume of Unit Investment Trust sales.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

The Company recorded net principal investment losses of $11 million in the quarter ended February 28, 2003 as compared with net principal investment gains of $2 million in the quarter ended February 28, 2002. Both periods’ results were primarily attributable to changes in the value of certain investments within the Company’s private equity portfolio.

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

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues decreased 9% reflecting lower sales volumes of certain Van Kampen funds, partially offset by higher sales volumes of insurance products.

Net Interest.    Investment Management generates net interest revenues from certain investment positions and from allocated interest revenues and expenses. Net interest revenues decreased $5 million reflecting lower net interest revenues earned on investment positions due to the lower interest rate environment.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees primarily include revenues from the management and supervision of assets, including management fees associated with the Company’s private equity activities. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or quarterly assets for other vehicles.

The Company’s customer assets under management or supervision were as follows:

	At February 28,
	2003	2002
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$242	$280
Institutional	158	172

Total(1)	$400	$452

Assets under management or supervision by asset class:
Equity	$152	$196
Fixed Income	128	128
Money Market	67	70
Other(2)	53	58

Total(1)	$400	$452

(1)	Revenues and expenses associated with certain assets are included in the Company’s Individual Investor Group and Institutional Securities segments.
(2)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees decreased 11%, primarily reflecting lower management fees and other revenues resulting from lower average assets under management or supervision. The decrease also reflected a less favorable asset mix that generated lower fees.

As of February 28, 2003, customer assets under management or supervision decreased $52 billion from February 28, 2002. The decrease was attributable to market depreciation, reflecting declines in the global financial markets, coupled with net outflows of customer assets as redemptions exceeded new sales during the period from March 1, 2002 to February 28, 2003.

Other.    Other revenues decreased 79% primarily due to the inclusion of a gain (of which $13 million was allocated to the Investment Management segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Non-Interest Expenses.    Non-interest expenses decreased 10% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 24%, principally reflecting lower employment levels as well as lower incentive-based compensation costs. Excluding compensation and benefits expense, non-interest expenses increased 2%. Brokerage, clearing and exchange fees increased 15%, primarily reflecting higher amortization expense associated with certain open-end funds and the accelerated amortization of certain deferred assets. Marketing and business development expense decreased 18%, primarily related to lower promotional and marketing costs.

CREDIT SERVICES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended February 28,
	2003	2002
	(unaudited)
Fees:
Merchant and cardmember	$363	$342
Servicing	567	540
Other	(3)	2

Total non-interest revenues	927	884

Interest revenue	546	553
Interest expense	239	269

Net interest income	307	284
Provision for consumer loan losses	336	345

Net credit income	(29)	(61)

Net revenues	898	823

Non-interest expenses	608	568

Income before income taxes	290	255
Provision for income taxes	108	88

Net income	$182	$167

Credit Services net revenues were $898 million in the quarter ended February 28, 2003, an increase of 9% from the comparable period of fiscal 2002. Net income was $182 million, an increase of 9% from the comparable period of fiscal 2002. The increase in net revenues was primarily attributable to higher servicing fees, merchant and cardmember fees and net interest income. The increase in net income was due to higher net revenues, partially offset by higher non-interest expenses.

Merchant and Cardmember Fees.    Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, credit protection fees and cash advance fees, net of cardmember rewards. Cardmember rewards include the Cashback Bonus® award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts ranging up to 1% based upon a cardmember’s level and type of purchases.

Merchant and cardmember fees increased 6% reflecting higher merchant discount revenue and lower cardmember rewards incentives. The increase in merchant discount revenue was due to record sales volume coupled with an increase in the average merchant discount rate. Cardmember rewards incentives were lower due to modifications in the Cashback Bonus award program and higher estimated future forfeitures of such rewards.

Servicing Fees.    Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations and mortgage whole loan sales. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans and the interest yield generated by securitized mortgage loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of general purpose credit card loans and mortgage loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitization transactions of $4.2 billion in the quarter ended February 28, 2003 and $1.1 billion in the comparable fiscal 2002 period. The Company also completed a mortgage loan securitization transaction of $0.2 billion during the quarter ended February 28, 2003, while there were no mortgage loan securitization transactions in the comparable period of fiscal 2002. The credit card asset securitization transactions completed in the quarter ended February 28, 2003 have expected maturities ranging from approximately two to five years from the date of issuance. The mortgage loan securitization transaction completed in the first quarter of fiscal 2003 has an expected maturity of 8 years from the date of issuance.

The table below presents the components of servicing fees:

	Three Months Ended February 28,
	2003	2002
	(dollars in millions)
Merchant and cardmember fees	$184	$185
Interest revenue	1,034	1,058
Other revenue	57	14
Interest expense	(202)	(230)
Provision for consumer loan losses	(506)	(487)

Servicing fees	$567	$540

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans. Servicing fees increased 5% reflecting higher net securitization gains on general purpose credit card loans and net revenues from mortgage servicing rights on mortgage whole loan sales, partially offset by higher credit losses associated with a higher level of securitized general purpose credit card loans and a modestly higher rate of charge-offs related to the securitized general purpose credit card loan portfolio. Net interest cash flows remained relatively unchanged as lower yields on the securitized portfolio were offset by lower interest costs driven primarily by a lower interest rate environment. The other revenue component of servicing fees is primarily composed of net securitization gains and losses on general purpose credit card loans and mortgage loans as well as net revenues from mortgage servicing rights on mortgage whole loan sales. Net gains of $53 million were recorded in the quarter ended February 28, 2003 as compared to $11 million in the quarter ended February 28, 2002. The increase was primarily attributable to higher levels of general purpose credit card securitization transactions during the quarter ended February 28, 2003.

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

Net interest income increased 8% reflecting a decline in interest expense and an increase in average general purpose credit card loans, partially offset by a lower yield on these loans. The decrease in interest expense was primarily due to a decrease in the Company’s average cost of borrowings, partially offset by a higher level of average interest bearing liabilities. The Company’s average cost of borrowings were 4.5% and 5.4% for the quarters ended February 28, 2003 and 2002, respectively. The decline in the average cost of borrowings reflected the Fed’s aggressive easing of interest rates that began in fiscal 2001 and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing, reflecting the lower interest rate environment. The increase in the Company’s average general purpose credit card loans was primarily due to higher balance transfer volume as well as a record level of sales volume, partially offset by a higher level of securitized loans. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers.

The following tables present analyses of average balance sheets and interest rates for the quarters ended February 28, 2003 and 2002 and changes in net interest income during those periods:

Average Balance Sheet Analysis

	Three Months Ended February 28,
	2003			2002(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$22,305	9.26%	$509	$20,558	10.28%	$521
Other consumer loans	1,750	5.43	24	1,068	6.23	16
Investment securities	68	0.99	—	61	1.59	—
Other	2,638	1.98	13	2,587	2.46	16

Total interest earning assets	26,761	8.27	546	24,274	9.24	553
Allowance for loan losses	(933)			(851)
Non-interest earning assets	2,406			2,728

Total assets	$28,234			$26,151

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$869	1.00%	$2	$1,135	1.65%	$5
Brokered	10,613	5.52	145	8,820	6.36	138
Other time	1,679	4.66	19	2,851	5.45	38

Total interest bearing deposits	13,161	5.11	166	12,806	5.74	181
Other borrowings	8,230	3.61	73	7,342	4.82	88

Total interest bearing liabilities	21,391	4.53	239	20,148	5.41	269
Shareholder’s equity/other liabilities	6,843			6,003

Total liabilities and shareholder’s equity	$28,234			$26,151

Net interest income			$307			$284

Net interest margin(1)			4.65%			4.76%
Interest rate spread(2)		3.74%			3.83%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis

	Three Months Ended February 28, 2003 vs. 2002
	Increase/(Decrease) due to Changes in:
	Volume	Rate	Total
	(dollars in millions)
INTEREST REVENUE
General purpose credit card loans	$44	$(56)	$(12)
Other consumer loans	11	(3)	8
Investment securities	—	—	—
Other	—	(3)	(3)

Total interest revenue	57	(64)	(7)

INTEREST EXPENSE
Interest bearing deposits:
Savings	(1)	(2)	(3)
Brokered	29	(22)	7
Other time	(16)	(3)	(19)

Total interest bearing deposits	5	(20)	(15)
Other borrowings	10	(25)	(15)

Total interest expense	16	(46)	(30)

Net interest income	$41	$(18)	$23

The Company analyzes its financial performance both on a “managed” loan basis and as reported under generally accepted accounting principles (“owned” loan basis). Managed loan data assumes that the Company’s securitized loan receivables have not been sold and presents the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company believes that managed loan information is useful to investors because it provides information regarding all of the loans originated by Credit Services that remain outstanding, not only loans that are still owned by the Company. The supplemental table below provides average managed loan balance sheet and rate information, which takes into account both owned and securitized loans:

Supplemental Average Managed Loan Balance Sheet Information

	Three Months Ended February 28,
	2003			2002
	Avg. Bal.	Rate	Interest	Avg. Bal.	Rate	Interest
	(dollars in millions)
General purpose credit card loans	$52,802	11.78%	$1,533	$50,396	12.63%	$1,569
Total interest earning assets	58,154	11.02	1,580	54,756	11.93	1,611
Total interest bearing liabilities	52,385	3.42	441	50,217	4.02	499
General purpose credit card interest rate spread		8.36			8.61
Interest rate spread		7.60			7.91
Net interest margin		7.94			8.24

Provision for Consumer Loan Losses.    The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company’s provision for consumer loan losses was $336 million for the quarter ended February 28, 2003 and $345 million for the comparable period of fiscal 2002. The Company’s allowance for consumer loan losses was $950 million at February 28, 2003 and $928 million at November 30, 2002.

The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is an allowance primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

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

The provision for consumer loan losses, which is affected by net charge-offs, loan volume and changes in the amount of consumer loans estimated to be uncollectible, decreased 3% primarily due to lower net charge-off rates. The Company recorded a provision for consumer loan loss expense that exceeded the amount of net consumer loans charged off by $22 million in the quarter ended February 28, 2003 and $25 million in the comparable period of fiscal 2002, reflecting the impact of the difficult economic environment on its credit card portfolio and an adverse trend in bankruptcy filings that existed in each respective period.

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

During the quarter ended February 28, 2003, net charge-off rates decreased in both the owned and managed portfolios as compared with February 28, 2002. The Company’s delinquency rates in both the over 30- and over 90-day categories were lower at February 28, 2003 as compared with February 28, 2002, reflecting the Company’s increased focus on collections in the earlier stages of delinquency.

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

The following table presents owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Asset Quality

	February 28, 2003		February 28, 2002		November 30, 2002
	Owned	Managed	Owned	Managed	Owned	Managed
	(dollars in millions)
General purpose credit card loans at period-end	$20,847	$51,811	$20,138	$49,569	$22,153	$51,143
General purpose credit card loans contractually past due as a percentage of period-end general purpose credit card loans:
30 to 89 days	2.69%	3.38%	3.26%	3.62%	2.98%	3.30%
90 to 179 days	2.38%	2.95%	2.86%	3.12%	2.46%	2.66%
Net charge-offs as a percentage of average general purpose credit card loans (fiscal year-to-date)	5.55%	6.17%	6.21%	6.40%	6.06%	6.19%

Non-Interest Expenses. Non-interest expenses increased 7% in the quarter ended February 28, 2003 from the comparable period of fiscal 2002. Compensation and benefits expense increased 11%, principally reflecting an increase in personnel costs, including salaries and benefits. Excluding compensation and benefits expense, non-interest expenses increased 5%. Marketing and business development expenses increased 28% due to higher direct mailing and marketing expenses, reflecting the timing of advertising campaigns. Other expenses decreased 25% primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Policies

The Company’s senior management establishes the overall liquidity and capital policies of the Company, reviews the Company’s performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate sensitivity of the Company’s asset and liability position. The primary goal of the Company’s funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. The major components of the Company’s liquidity framework are the cash capital policy, contingency planning and the liquidity reserve. The cash liquidity reserve averaged approximately $21 billion during the quarter ended February 28, 2003 in the form of immediately available cash and cash equivalents. The Company’s capital policies seek to ensure that its equity base adequately supports the economic risk inherent in its businesses.

For a more detailed summary of the Company’s Liquidity and Capital Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

The Balance Sheet

The Company’s total assets increased to $559.4 billion at February 28, 2003 from $529.5 billion at November 30, 2002, primarily attributable to increases in financial instruments owned, including derivative contracts, U.S. government and agency securities and corporate and other debt, securities borrowed, receivables from customers and receivables from brokers, dealers and clearing organizations. These increases were partially offset by a decrease in securities purchased under agreements to resell. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	February 28, 2003	November 30, 2002
	(dollars in millions, except ratio and per share data)
Total assets	$559,436	$529,499
Less:
Lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase	(59,687)	(76,910)
Assets recorded under certain provisions of SFAS No. 140	(21,194)	(19,224)
Lesser of securities borrowed or securities loaned	(55,031)	(43,229)
Segregated customer cash and securities balances	(32,961)	(30,217)
Goodwill	(1,460)	(1,449)

Adjusted assets	$389,103	$358,470

Shareholders’ equity	$22,465	$21,885
Preferred securities subject to mandatory redemption	2,010	1,210
Less: Goodwill	(1,460)	(1,449)

Tangible shareholders’ equity	$23,015	$21,646

Leverage ratio(1)	24.3 x	24.5x

Adjusted leverage ratio(2)	16.9 x	16.6x

Book value per share(3)	$20.62	$20.24

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(3)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,090 million at February 28, 2003 and 1,081 million at November 30, 2002.

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

For a more detailed discussion of the Company’s funding sources, including committed credit facilities and off-balance sheet funding, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Credit Ratings

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure, credit risk in connection with corporate lending activities and recent legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain over-the-counter trading agreements and certain term repurchase agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At February 28, 2003, the amount of additional collateral that would be required in the event of a one notch downgrade of the Company’s senior debt credit rating was approximately $830 million.

As of March 31, 2003, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Activity in the Quarter Ended February 28, 2003

During the three month period ended February 28, 2003, the Company issued senior notes aggregating $8.4 billion, including non-U.S. dollar currency notes aggregating $1.8 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At February 28, 2003, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $103.6 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

During the quarter ended February 28, 2003, the Company purchased approximately $170 million of its common stock through open market purchases at an average cost of $38.80 per share.

During the quarter ended February 28, 2003, Morgan Stanley Capital Trust III, a consolidated Delaware statutory trust (the “Capital Trust III”), all of the common securities of which are owned by the Company, issued $800 million of 6.25% Capital Securities (the “Capital Securities III”) that are guaranteed by the Company. The Capital Trust III issued the Capital Securities III and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due March 1, 2033. In March 2003, an additional $80 million of Capital Securities III were issued.

During the quarter ended February 28, 2003, the amount of financing that a group of banks are committed to provide under a credit facility that supports the short-term extendible asset-backed certificate program issued by the Discover Card Master Trust I increased from $1.1 billion to $1.3 billion.

Commitments

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities and financing commitments as of February 28, 2003 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(dollars in millions)
Letters of credit(1)(2)	$5,615	$1	$—	$—	$5,616
Private equity and other principal investments(1)(3)	87	224	92	123	526
Investment grade lending commitments(1)(4)(6)	5,728	2,611	2,329	416	11,084
Non-investment grade lending commitments (1)(4)(6)	287	253	302	362	1,204
Commitments for secured lending transactions(1)(5)	5,746	695	394	—	6,835

Total	$17,463	$3,784	$3,117	$901	$25,265

(1)	See Note 9 to the condensed consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	This amount represents the Company’s commitments in connection with its private equity and other principal investment activities.
(4)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(5)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(6)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

The table above does not include commitments to extend credit for consumer loans in the amount of approximately $262 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At February 28, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $44 billion and $67 billion, respectively.

Less Liquid Assets

At February 28, 2003, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.3 billion, aircraft assets of $4.8 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At February 28, 2003, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s condensed consolidated statements of income. At February 28, 2003 and November 30, 2002, the Company had high-yield instruments owned with a market value of approximately $3.1 billion and $2.6 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.8 billion and $0.7 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 28, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.0 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $1.2 billion, respectively. In connection with these business activities (which include the loans and positions discussed above and the lending commitments included in the table on page 51), the Company had hedges with a notional amount of $3.8 billion at February 28, 2003 and $4.4 billion at November 30, 2002. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk.    The Company uses Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations. For a further discussion of the Company’s VaR methodology, risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present: (1) the Company’s quarter-end VaR for each primary risk exposure and on an aggregate basis at February 28, 2003 and November 30, 2002, (2) the Company’s quarterly average, high, and low VaR for each primary risk exposure and on an aggregate basis for the quarter ended February 28, 2003, and (3) the Company’s average daily VaR for each primary risk exposure and on an aggregate basis for the quarters ended February 28, 2003, November 30, 2002, and February 28, 2002. The Company’s VaR incorporates substantially all financial instruments generating market risk that are managed by the Company’s institutional trading businesses. Quarter-end VaR incorporates certain non-trading positions which are not included in average/high/low VAR, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of February 28, 2003, November 30, 2002, and February 28, 2002 and, therefore, the table below does not separately report trading and non-trading VaRs.

	95%/One-Day VaR(1)		99%/One-Day VaR (1)
	At February 28, 2003	At November 30, 2002	At February 28, 2003	At November 30, 2002
Primary Market Risk Category	(dollars in millions, pre-tax)
Interest rate(2)	$22	$26	$38	$41
Equity price	18	10	25	14
Foreign exchange rate	8	4	13	6
Commodity price	27	15	42	22

Subtotal	75	55	118	83
Less diversification benefit(3)	35	23	61	35

Aggregate VaR	$40	$32	$57	$48

(1)	95% VaR represents the loss amount that one would not expect to exceed, on average, more than five times every one hundred trading days if the portfolio were held constant for a one-day period. 99% VaR represents the loss amount that one would not expect to exceed, on average, more than one time every one hundred trading days if the portfolio were held constant for a one-day period.

(2)	Interest rate VaR incorporates risks associated with the level of interest rates as well as risks associated with the relative differences between yields for similar products of differing credit quality (i.e., credit spreads).

(3)	Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

As of February 28, 2003, Aggregate VaR for the Company’s institutional trading activities, with a one-day time horizon, was $40 million measured at a 95% confidence level and $57 million measured at a 99% confidence level. Quarter-end Aggregate VaR increased from the quarter ended November 30, 2002 driven by increases in Equity, Foreign exchange and Commodity VaR. Equity VaR increased to a level more consistent with historical norms for these exposures at the Company. Foreign exchange VaR increased from the low levels maintained in recent quarters as a result of increased trading opportunities resulting from U.S. dollar price volatility. Commodity VaR increased primarily as a result of higher commodity price levels and trading opportunities in commodities markets resulting from weather factors and geopolitical uncertainty. Commodity quarter-end VaR reached its quarterly high at February 28, 2003 and has since been reduced to levels more consistent with historical norms.

The tables below present 95%/one-day and 99%/one-day Aggregate trading VaR for substantially all of the Company’s institutional trading activities, which provides a more representative summary of the Company’s trading and related activities market-risk profile for the periods presented (dollars in millions, pre-tax):

	Daily 95%/One-Day VaR for the Quarter Ended February 28, 2003			Daily 99%/One-Day VaR for the Quarter Ended February 28, 2003
	High	Low	Average	High	Low	Average
Primary Market Risk Category
Interest rate	$28	$23	$25	$47	$39	$42
Equity price	25	10	17	35	14	24
Foreign exchange rate	12	5	7	20	8	12
Commodity price	27	17	19	42	24	29
Aggregate trading VaR	$42	$34	$38	$59	$49	$52

	Average Daily 95%/One-Day VaR			Average Daily 99%/One-Day VaR
	Quarter Ended February 28, 2003	Quarter Ended November 30, 2002	Quarter Ended February 28, 2002	Quarter Ended February 28, 2003	Quarter Ended November 30, 2002	Quarter Ended February 28, 2002
Primary Market Risk Category
Interest rate	$25	$25	$18	$42	$40	$30
Equity price	17	10	17	24	15	23
Foreign exchange rate	7	4	6	12	6	9
Commodity price	19	16	18	29	23	29
Aggregate trading VaR	$38	$36	$32	$52	$54	$46

As shown in the tables above, the Company’s average 99%/one-day Aggregate trading VaR for the quarter ended February 28, 2003 was $52 million. Around this average, the Company’s Aggregate trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate trading VaR for its institutional trading activities and illustrates that for more than 90% of trading days during the quarter ended February 28, 2003, Aggregate trading VaR ranged between $49 million and $57 million.

One method of evaluating the accuracy of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. For a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended February 28, 2003 for the Company’s institutional trading businesses (including net interest and commissions and excluding primary revenue credited to the institutional trading businesses). There were no days during the quarter ended February 28, 2003 in which the Company incurred daily trading losses in its institutional trading business in excess of the 99%/one-day Aggregate trading VaR.

As of February 28, 2003, interest rate risk exposure associated with the Company’s consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2002.

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

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at February 28, 2003. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities).

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,121	$1,338	$2,057	$7,449	$(3,491)	$8,474	$4,418
AA	5,700	2,953	3,777	8,789	(4,676)	16,543	9,581
A	5,253	2,166	2,036	5,383	(3,294)	11,544	6,877
BBB	3,472	1,984	853	2,200	(1,038)	7,471	5,126
Non-investment grade	1,703	481	307	592	(302)	2,781	1,615
Unrated(4)	839	391	65	106	(14)	1,387	242

Total	$18,088	$9,313	$9,095	$24,519	$(12,815)	$48,200	$27,859

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 28, 2003, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,266	$6,654	$8,394	$24,139	$(11,974)	$32,479	$15,580
Foreign exchange forward contracts and options	4,602	277	42	19	(165)	4,775	4,497
Equity securities contracts (including equity swaps, warrants and options)	1,101	641	174	107	(95)	1,928	848
Commodity forwards, options and swaps	7,119	1,741	485	254	(581)	9,018	6,934

Total	$18,088	$9,313	$9,095	$24,519	$(12,815)	$48,200	$27,859

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,513	$8,785	$7,027	$17,004	$(11,974)	$25,355
Foreign exchange forward contracts and options	4,074	329	38	27	(165)	4,303
Equity securities contracts (including equity swaps, warrants and options)	1,346	710	261	191	(95)	2,413
Commodity forwards, options and swaps	7,036	1,379	349	165	(581)	8,348

Total	$16,969	$11,203	$7,675	$17,387	$(12,815)	$40,419

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

Each category of OTC derivative products in the above table includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the Company’s condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Note 1 to the condensed consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity range of five years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Item 4.     Controls and Procedures

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

Part II    OTHER INFORMATION

Item 1.     Legal Proceedings

(a)	The following matter has been commenced against the Company.

Mutual Fund Share Class Matters.    On February 24, 2003, a putative class action captioned Edward Benzon, et al., v. Morgan Stanley Distributors Inc., et al., was commenced in the United States District Court for the Middle District of Tennessee against Morgan Stanley Distributors Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Investment Management Inc., Morgan Stanley Investments L.P., Morgan Stanley DW Inc. and the Company. The complaint alleges that defendants failed to disclose certain benefits of Class A and Class C shares relative to Class B shares in the prospectuses of certain Morgan Stanley mutual funds and the alleged financial conflicts of Morgan Stanley financial advisors in selling Class B shares. In addition to individual claims asserted on behalf of the named plaintiffs, the complaint alleges, on behalf of a purported class of investors who purchased Class B shares from February 25, 1998 to the present, violations of Sections 11 and 12 of the Securities Act of 1933 and Section 10(b) of the Exchange Act of 1934. The complaint seeks unspecified rescissionary damages, unspecified damages, interest, fees and costs. The Company has also received requests for information and documents from certain regulatory agencies pertaining to the sale of Class B shares of mutual funds.

(b)	The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

Penalty Bid Litigation.    On March 11, 2003, plaintiffs’ petition for rehearing en banc was denied.

IPO Fee Litigation.    On March 26, 2003, defendants filed a motion to dismiss both the purchaser and issuer class actions on grounds of implied immunity.

IPO Allocation Matters.    On February 19, 2003, in In re Initial Public Offering Securities Litigation, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. On March 3, 2003, defendants filed a motion to dismiss in the Breakaway Solutions matter.

In connection with the SEC’s ongoing investigation of the IPO allocation process, the Company has been informed that the Staff of the SEC is considering an enforcement action against the Company.

Research Matters.    On March 18, 2003, the case filed in the U.S. District Court for the Western District of Washington was voluntarily dismissed as against the Company.

As to the actions filed beginning on August 30, 2002, defendants’ motion to dismiss the complaints as to one of the companies was granted on February 6, 2003, with leave to replead.

Electricity Trading Matters.    On February 26, 2003, an administrative law judge handling a third case against the Company issued a decision recommending dismissal of the complaint. On March 26, 2003, the Federal Energy Regulatory Commission (“FERC”) staff issued a report recommending that 37 energy market participants, including the Company, be ordered to show that their trading in California markets did not violate market tariffs. The FERC has not yet acted on that recommendation and the Company is cooperating with FERC staff to demonstrate that its trading was proper.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K

Form 8-K dated December 16, 2002 reporting Item 7.

Form 8-K dated December 19, 2002 reporting Item 5 and Item 7 in connection with the announcement of the Company’s financial results for the fourth fiscal quarter and the fiscal year ended November 30, 2002.

Form 8-K dated December 19, 2002 reporting Item 5.

Form 8-K dated February 19, 2003 reporting Item 5 and Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ STEPHEN S. CRAWFORD

Stephen S. Crawford, Executive Vice President and Chief Financial Officer

Date:  April 11, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/S/ STEPHEN S. CRAWFORD
Stephen S. Crawford
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 28, 2003

Exhibit No.	Description

4

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein.

10	Amendment to Services Agreement by and between Morgan Stanley and International Business Machines Corporation (confidential treatment has been requested for portions of this exhibit.)

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated April 11, 2003, concerning unaudited interim financial information.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1