Form 10-Q
period 2003-05-31
MORGAN STANLEY
filed 2003-07-11
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

As of June 30, 2003, there were 1,087,687,909 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended May 31, 2003

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is www.sec.gov. The Company’s website is www.morganstanley.com. The Company makes available free of charge through its internet site, via a link to the SEC’s website at www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company makes available on www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. In addition, the Company posts on www.morganstanley.com its Certificate of Incorporation, Bylaws, charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee as well as its Corporate Governance Policies and its Code of Ethics and Business Conduct for the Company’s employees, officers and directors. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on the Company’s website is not incorporated by reference into this report.

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2003	November 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$28,058	$29,212
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $24,920 at May 31, 2003 and $27,721 at November 30, 2002)	35,099	38,411
Financial instruments owned (approximately $77 billion at May 31, 2003 and $71 billion at November 30, 2002 were pledged to various parties):
U.S. government and agency securities	25,297	32,474
Other sovereign government obligations	23,272	27,694
Corporate and other debt	73,693	55,254
Corporate equities	22,956	21,996
Derivative contracts	55,739	35,615
Physical commodities	496	355
Securities purchased under agreements to resell	71,374	76,910
Securities received as collateral	18,637	12,200
Securities borrowed	153,639	130,404
Receivables:
Consumer loans (net of allowances of $975 at May 31, 2003 and $928 at November 30, 2002)	18,620	23,014
Customers, net	30,779	22,262
Brokers, dealers and clearing organizations	6,851	2,250
Fees, interest and other	5,234	4,892
Office facilities, at cost (less accumulated depreciation and amortization of $2,370 at May 31, 2003 and $2,206 at November 30, 2002)	2,337	2,270
Aircraft under operating leases (less accumulated depreciation of $907 at May 31, 2003 and $769 at November 30, 2002)	4,537	4,849
Goodwill	1,476	1,449
Other assets	8,787	7,988

Total assets	$586,881	$529,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper and other short-term borrowings	$40,482	$50,789
Deposits	13,761	13,757
Financial instruments sold, not yet purchased:
U.S. government and agency securities	14,449	13,235
Other sovereign government obligations	14,242	11,679
Corporate and other debt	11,313	12,240
Corporate equities	31,403	18,320
Derivative contracts	48,436	28,985
Physical commodities	3,368	1,833
Securities sold under agreements to repurchase	131,838	136,463
Obligation to return securities received as collateral	18,637	12,200
Securities loaned	55,388	43,229
Payables:
Customers	92,369	88,229
Brokers, dealers and clearing organizations	5,186	4,610
Interest and dividends	2,951	3,363
Other liabilities and accrued expenses	12,226	12,245
Long-term borrowings	65,425	55,161

	561,474	506,338

Capital Units	66	66

Preferred Securities Subject to Mandatory Redemption	2,710	1,210

Commitments and contingencies
Shareholders’ equity:
Common stock ($0.01 par value, 3,500,000,000 shares authorized, 1,211,699,552 and 1,211,685,904 shares issued, 1,086,735,086 and 1,081,417,377 shares outstanding at May 31, 2003 and November 30, 2002, respectively)	12	12
Paid-in capital	3,346	3,678
Retained earnings	26,251	25,250
Employee stock trust	2,870	3,003
Accumulated other comprehensive income (loss)	(271)	(251)

Subtotal	32,208	31,692
Note receivable related to ESOP	(8)	(13)
Common stock held in treasury, at cost ($0.01 par value, 124,964,466 and 130,268,527 shares at May 31, 2003 and November 30, 2002, respectively)	(6,699)	(7,176)
Common stock issued to employee trust	(2,870)	(2,618)

Total shareholders’ equity	22,631	21,885

Total liabilities and shareholders’ equity	$586,881	$529,499

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$536	$663	$1,125	$1,337
Principal transactions:
Trading	1,583	696	3,139	1,829
Investments	59	(16)	37	16
Commissions	709	900	1,379	1,677
Fees:
Asset management, distribution and administration	885	1,054	1,788	2,070
Merchant and cardmember	339	347	702	689
Servicing	503	506	1,070	1,046
Interest and dividends	3,692	3,877	7,481	7,713
Other	112	129	199	325

Total revenues	8,418	8,156	16,920	16,702
Interest expense	3,060	2,844	5,748	5,780
Provision for consumer loan losses	309	340	645	685

Net revenues	5,049	4,972	10,527	10,237

Non-interest expenses:
Compensation and benefits	2,272	2,236	4,820	4,725
Occupancy and equipment	195	208	391	406
Brokerage, clearing and exchange fees	202	176	393	355
Information processing and communications	316	337	632	659
Marketing and business development	257	259	526	513
Professional services	259	250	484	475
Other	633	259	940	510

Total non-interest expenses	4,134	3,725	8,186	7,643

Income before income taxes and dividends on preferred securities subject to mandatory redemption	915	1,247	2,341	2,594
Provision for income taxes	276	428	775	905
Dividends on preferred securities subject to mandatory redemption	40	22	62	44

Net income	$599	$797	$1,504	$1,645

Earnings per common share:
Basic	$0.56	$0.73	$1.40	$1.52

Diluted	$0.55	$0.72	$1.37	$1.48

Average common shares outstanding:
Basic	1,077,386,468	1,084,993,202	1,077,413,715	1,084,223,242

Diluted	1,097,478,351	1,113,949,482	1,097,824,226	1,113,925,043

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$599	$797	$1,504	$1,645
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	17	25	39	17
Net change in cash flow hedges	(18)	26	(59)	33

Comprehensive income	$598	$848	$1,484	$1,695

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$1,504	$1,645
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Gain on sale of building	—	(73)
Asset impairment charge	287	—
Aircraft asset charge	36	—
Other non-cash charges included in net income	964	1,146
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	3,312	199
Financial instruments owned, net of financial instruments sold, not yet purchased	9,511	(12,677)
Securities borrowed, net of securities loaned	(11,076)	(21,094)
Receivables and other assets	(12,662)	3,540
Payables and other liabilities	4,302	8,187

Net cash used for operating activities	(3,822)	(19,127)

Cash flows from investing activities:
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(382)	(634)
Net principal disbursed on consumer loans	(4,981)	(5,495)
Sales of consumer loans	8,731	4,457

Net cash provided by (used for) investing activities	3,368	(1,672)

Cash flows from financing activities:
Net (payments for) proceeds from short-term borrowings	(10,307)	10,186
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	911	807
Net proceeds from:
Deposits	4	1,061
Issuance of common stock	133	125
Issuance of put options	—	6
Issuance of long-term borrowings	16,372	9,841
Issuance of Preferred Securities Subject to Mandatory Redemption	1,500	—
Payments for:
Repurchases of common stock	(350)	(473)
Repayments of long-term borrowings	(8,465)	(4,291)
Redemption of Cumulative Preferred Stock	—	(345)
Cash dividends	(498)	(502)

Net cash (used for) provided by financing activities	(700)	16,415

Net decrease in cash and cash equivalents	(1,154)	(4,384)
Cash and cash equivalents, at beginning of period	29,212	26,596

Cash and cash equivalents, at end of period	$28,058	$22,212

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), for variable interests obtained after January 31, 2003, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 16). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Loans and lending commitments associated with the Company’s lending activities also are recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

2.    Goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is not permitted. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives are to be amortized over their useful lives and reviewed for impairment under certain conditions. During the first quarter of fiscal 2003, the Company completed the annual goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s condensed consolidated financial condition or results of operations.

Changes in the carrying amount of the Company’s goodwill for the six month period ended May 31, 2003, were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2002	$4	$478	$967	$1,449
Translation adjustments	—	24	—	24
Other	3	—	—	3

Balance as of May 31, 2003	$7	$502	$967	$1,476

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At May 31, 2003	At November 30, 2002
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$8,112	$9,144
Other sovereign government obligations	148	83
Corporate and other debt	9,995	9,026
Corporate equities	3,204	1,849

Total	$21,459	$20,102

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2003 and November 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $455 billion and $376 billion, respectively, and the fair value of the portion that has been sold or repledged was $413 billion and $344 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $1.8 billion at May 31, 2003, the majority of which were related to U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Gains or losses at the time of securitization, if any, were not material to the Company’s results of operations, and the assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the six months ended May 31, 2003 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at May 31, 2003 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Residential Mortgage Loans		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$793	Retained interests (carrying amount/fair value)	$620	Retained interests (carrying amount/fair value)	$285
Weighted average life (in months)	38	Weighted average life (in months)	17	Weighted average life (in months)	89
Credit losses (rate per annum)	—	Credit losses (rate per annum)	3.48-63.98%	Credit losses (rate per annum)	0.45-12.53%
Impact on fair value of 10% adverse change	—	Impact on fair value of 10% adverse change	$ (21)	Impact on fair value of 10% adverse change	$ (1)
Impact on fair value of 20% adverse change	—	Impact on fair value of 20% adverse change	$ (41)	Impact on fair value of 20% adverse change	$ (2)
Weighted average discount rate (rate per annum)	4.89%	Weighted average discount rate (rate per annum)	30.82%	Weighted average discount rate (rate per annum)	3.97%
Impact on fair value of 10% adverse change	$ (9)	Impact on fair value of 10% adverse change	$ (19)	Impact on fair value of 10% adverse change	$ (7)
Impact on fair value of 20% adverse change	$ (17)	Impact on fair value of 20% adverse change	$ (36)	Impact on fair value of 20% adverse change	$ (13)
Prepayment speed assumption	343-1059PSA	Prepayment speed assumption	283-1900PSA
Impact on fair value of 10% adverse change	$ (3)	Impact on fair value of 10% adverse change	$ (30)
Impact on fair value of 20% adverse change	$ (6)	Impact on fair value of 20% adverse change	$ (53)

The table above does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10% or 20% variation in an assumption generally cannot be

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its Institutional Securities business, during the six month period ended May 31, 2003, the Company received $34.3 billion of proceeds from new securitization transactions and $2.4 billion of cash flows from retained interests in securitization transactions.

4.    Consumer Loans.

Consumer loans were as follows:

	At May 31, 2003	At November 30, 2002
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$19,595	$23,942
Less:
Allowance for consumer loan losses	975	928

Consumer loans, net	$18,620	$23,014

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(dollars in millions)
Balance beginning of period	$950	$873	$928	$847
Additions:
Provision for consumer loan losses	309	340	645	685
Deductions:
Charge-offs	312	338	648	679
Recoveries	(28)	(24)	(50)	(46)

Net charge-offs	284	314	598	633

Balance end of period	$975	$899	$975	$899

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $68 million and $135 million in the quarter and six month period ended May 31, 2003 and $53 million and $110 million in the quarter and six month period ended May 31, 2002.

At May 31, 2003, the Company had commitments to extend credit for consumer loans of approximately $263 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $2,812 million and $8,731 million in the quarter and six month period ended May 31, 2003 and $2,609 million and $4,457 million in the quarter and six month period ended May 31, 2002.

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

Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. On December 4, 2002, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with other bank regulatory agencies, issued guidance, Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations, for the purpose of clarifying the treatment of accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables as a subordinated retained interest for accounting purposes. At May 31, 2003, the accrued interest receivable was $0.6 billion and is recorded in Other assets. Including this accrued interest receivable amount, at May 31, 2003 the Company had $7.7 billion of retained interests, including $4.4 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the six months ended May 31, 2003, the Company completed credit card asset securitizations of $5.7 billion and recognized net securitization gains of $46 million as servicing fees in the Company’s condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $32.4 billion at May 31, 2003 and $29.0 billion at November 30, 2002.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six months ended May 31, 2003 were as follows:

Weighted average life (in months)	5.7-7.1
Payment rate (rate per month)	14.89-18.00%
Credit losses (rate per annum)	3.86-6.90%
Discount rate (rate per annum)	14.00%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At May 31, 2003
Residual Interests (carrying amount/fair value)	$274
Weighted average life (in months)	5.7
Weighted average payment rate (rate per month)	17.97%
Impact on fair value of 10% adverse change	$(19)
Impact on fair value of 20% adverse change	$(36)
Weighted average credit losses (rate per annum)	6.87%
Impact on fair value of 10% adverse change	$(83)
Impact on fair value of 20% adverse change	$(165)
Weighted average discount rate (rate per annum)	14.00%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(6)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

Six Months Ended May 31, 2003
Proceeds from new credit card asset securitizations	$5.7
Proceeds from collections reinvested in previous credit card asset securitizations	$29.3
Contractual servicing fees received	$0.3
Cash flows received from retained interests	$0.9

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At May 31, 2003		Six Months Ended May 31, 2003
	Loans Outstanding	Loans Delinquent	Average Loans	Net Credit Losses
Managed general purpose credit card loans	$50.9	$3.2	$52.0	$1.6
Less: Securitized general purpose credit card loans	32.4

Owned general purpose credit card loans	$18.5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Borrowings.

Long-term borrowings at May 31, 2003 scheduled to mature within one year aggregated $12,167 million.

During the six month period ended May 31, 2003, the Company issued senior notes aggregating $16,685 million, including non-U.S. dollar currency notes aggregating $3,657 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $12 million; 2004, $547 million; 2005, $2,072 million; 2006, $1,838 million; 2007, $328 million; and thereafter, $11,888 million. In the six month period ended May 31, 2003, $8,465 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at May 31, 2003.

6.    Capital Units and Preferred Securities Subject to Mandatory Redemption.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both May 31, 2003 and November 30, 2002.

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

MSDW Capital Trust I (“Capital Trust I”), Morgan Stanley Capital Trust II (“Capital Trust II”), Morgan Stanley Capital Trust III (“Capital Trust III”) and Morgan Stanley Capital Trust IV (“Capital Trust IV”) are consolidated Delaware statutory trusts (all of the common securities of which are owned by the Company) and have Capital Securities outstanding. The trusts invested the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company in junior subordinated deferrable interest debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

During the six month period ended May 31, 2003, Capital Trust III issued $880 million of 6.25% Capital Securities (the “Capital Securities III”).

During the quarter ended May 31, 2003, Capital Trust IV issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust I, Capital Trust II, Capital Trust III and Capital Trust IV and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Issuance Date	March 12, 1998	July 19, 2001	February 27, 2003	April 21, 2003
Preferred securities issued	16,000,000	32,400,000	35,200,000	24,800,000
Liquidation preference per security	$25	$25	$25	$25
Liquidation value (in millions)	$400	$810	$880	$620
Coupon rate	7.10%	7.25%	6.25%	6.25%
Distribution payable	Quarterly	Quarterly	Quarterly	Quarterly
Distributions guaranteed by	Morgan Stanley	Morgan Stanley	Morgan Stanley	Morgan Stanley
Mandatory redemption date	February 28, 2038	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)
Redeemable by issuer on or after(5)	March 12, 2003	July 31, 2006	March 1, 2008	April 21, 2008

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(4)	$412	$835	$907	$639
Coupon rate	7.10%	7.25%	6.25%	6.25%
Interest payable	Quarterly	Quarterly	Quarterly	Quarterly
Maturity date	February 28, 2038	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)
Redeemable by issuer on or after(5)	March 12, 2003	July 31, 2006	March 1, 2008	April 21, 2008

(1)	May be extended to a date not later than July 31, 2050.
(2)	May be extended to a date not later than March 1, 2052.
(3)	May be extended to a date not later than April 1, 2052.
(4)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.
(5)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.

7.    Common Stock and Shareholders’ Equity.

MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,000 million at May 31, 2003, which exceeded the amount required by $3,363 million. MSDWI’s net capital totaled $1,096 million at May 31, 2003, which exceeded the amount required by $1,003 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2003, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

During the six month periods ended May 31, 2003 and 2002, the Company purchased approximately $350 million and $473 million of its common stock, respectively, through open market purchases at an average cost of $39.12 and $53.06 per share, respectively.

8.    Earnings per Share.

Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company’s common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Basic EPS:
Net income available to common shareholders	$599	$797	$1,504	$1,645

Weighted-average common shares outstanding	1,077	1,085	1,077	1,084

Basic EPS	$0.56	$0.73	$1.40	$1.52

Diluted EPS:
Net income available to common shareholders	$599	$797	$1,504	$1,645

Weighted-average common shares outstanding	1,077	1,085	1,077	1,084
Effect of dilutive securities:
Stock options	19	28	20	29
Convertible debt	1	1	1	1

Weighted-average common shares outstanding and common stock equivalents	1,097	1,114	1,098	1,114

Diluted EPS	$0.55	$0.72	$1.37	$1.48

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2003, there were approximately 84 million stock options outstanding that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company’s common stock for both the three and six month periods ended May 31, 2003.

9.    Commitments and Contingencies.

At May 31, 2003 and November 30, 2002, the Company had approximately $7.9 billion and $3.6 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

At May 31, 2003, the Company had $520 million of commitments in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients, that may subject the Company to increased credit and liquidity risks.

In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At May 31, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $0.7 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.2 billion and $1.2 billion, respectively. At May 31, 2003 and November 30, 2002, the Company’s aggregate investment grade lending commitments were $12.3 billion and $13.8 billion, respectively, and its aggregate non-investment grade lending commitments were $1.4 billion and $1.3 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges with a notional amount of $3.9 billion at May 31, 2003 and $4.4 billion at November 30, 2002. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

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

At May 31, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $48 billion and $47 billion, respectively.

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution, certain of which legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many firms, including the Company. This increase has

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been exacerbated by the general decline of securities prices that began in 2000. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

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

The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is further described in Note 1. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives used by the Company for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses (see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3).

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at May 31, 2003 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at May 31, 2003 and November 30, 2002 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2003		At November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$36,781	$29,361	$25,456	$18,225
Foreign exchange forward contracts and options	7,027	7,107	2,308	2,508
Equity securities contracts (including equity swaps, warrants and options)	5,310	6,315	3,933	4,472
Commodity forwards, options and swaps	6,621	5,653	3,918	3,780

Total	$55,739	$48,436	$35,615	$28,985

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$2,469	$875	$535	$538	$4,417
Net interest	237	49	—	346	632

Net revenues	$2,706	$924	$535	$884	$5,049

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$425	$8	$174	$308	$915
Provision for income taxes	87	10	65	114	276
Dividends on preferred securities subject to mandatory redemption	40	—	—	—	40

Net income (loss)	$298	$(2)	$109	$194	$599

Three Months Ended May 31, 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$1,814	$979	$616	$530	$3,939
Net interest	621	62	6	344	1,033

Net revenues	$2,435	$1,041	$622	$874	$4,972

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$683	$24	$228	$312	$1,247
Provision for income taxes	213	12	87	116	428
Dividends on preferred securities subject to mandatory redemption	22	—	—	—	22

Net income	$448	$12	$141	$196	$797

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended May 31, 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$4,884	$1,729	$1,052	$1,129	$8,794
Net interest	983	95	2	653	1,733

Net revenues	$5,867	$1,824	$1,054	$1,782	$10,527

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$1,392	$5	$346	$598	$2,341
Provision for income taxes	414	8	131	222	775
Dividends on preferred securities subject to mandatory redemption	62	—	—	—	62

Net income (loss)	$916	$(3)	$215	$376	$1,504

Six Months Ended May 31, 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
Net revenues excluding net interest	$4,064	$1,939	$1,232	$1,069	$8,304
Net interest	1,171	121	13	628	1,933

Net revenues	$5,235	$2,060	$1,245	$1,697	$10,237

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$1,530	$33	$464	$567	$2,594
Provision for income taxes	508	14	179	204	905
Dividends on preferred securities subject to mandatory redemption	44	—	—	—	44

Net income	$978	$19	$285	$363	$1,645

Total Assets(1)(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Total
	(dollars in millions)
May 31, 2003	$546,670	$9,909	$5,831	$24,471	$586,881

November 30, 2002	$487,341	$8,207	$5,508	$28,443	$529,499

(1)	Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2)	Corporate assets have been fully allocated to the Company’s business segments.

12.    Gain on Sale of Building.

During the six month period ended May 31, 2002, the Company recorded a pre-tax gain of $73 million related to the sale of an office tower in New York City. The pre-tax gain was included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) business segments. The allocation was based upon occupancy levels originally planned for the building.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Aircraft Asset Charge.

As disclosed in Note 19 to the Company’s consolidated financial statements included in the Form 10-K, the Company has determined to use “market value” estimates provided by one or more independent appraisers to estimate fair value for its impaired aircraft. Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisal companies to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value”. The charge is reflected in Other expenses in the Company’s condensed consolidated statements of income. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment (see Note 11).

14.    Asset Impairment.

In accordance with SFAS No. 144, during the quarter ended May 31, 2003, the Company reviewed its aircraft assets for impairment. The Company believed that the review was necessary given the difficult conditions existing in the commercial aircraft industry during the quarter, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which an impairment was indicated (the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. To determine each aircraft’s fair value, the Company used estimates provided by independent appraisal companies (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million in the quarter ended May 31, 2003. The impairment charge is included within Other expenses in the Company’s condensed consolidated statement of income. The results of the aircraft financing business are included within the Company’s Institutional Securities business segment (see Note 11).

The current market environment continues to be characterized by distressed sellers and extremely limited sales activity. If the Company chose to liquidate its entire fleet at this time, which is not currently contemplated, the Company believes that given these distressed market conditions, based upon the independent appraisals, it could be forced to accept a value that is substantially, perhaps up to approximately 30%, lower than the carrying value of its aircraft assets. These assets are recorded on the Company’s consolidated statements of financial condition as Aircraft under operating leases. The Company has not recorded an impairment charge of this magnitude because the majority of the individual aircrafts’ undiscounted cash flows exceeded their respective carrying values, and, therefore, impairment was not indicated for each aircraft under SFAS No. 144.

15.    Restructuring and Other Charges.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At May 31, 2003, the remaining liability associated with these charges was approximately $130 million, which was included in Other liabilities and accrued expenses in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that were made by the Company during the six month period ended May 31, 2003. The decline in the liability balance during the six month period ended May 31, 2003 also reflected net rental payments associated with the office locations referred to above.

16.    Variable Interest Entities.

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

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN 46 on September 1, 2003 for VIEs in which it holds a variable interest that it had acquired before February 1, 2003. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

At May 31, 2003, in connection with its Institutional Securities business, the aggregate size of VIEs, including collateralized debt obligation and municipal bond trust entities, for which the Company was the primary beneficiary of the entities was approximately $636 million, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated was to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate customer investment objectives. The municipal bond transaction was also executed as a means of selling financial assets. The Company retained either the entire class or a majority of the class of subordinated notes and as a result bears the majority of the expected losses of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or structure the transactions. The Company accounts for the assets held by the entities as Financial instruments

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned and the liabilities of the entities as financings. For the collateralized debt obligation entities, the liabilities include an embedded derivative that the Company has bifurcated in accordance with SFAS No. 133. For the municipal bond trust entity, the Company treats the transfer of assets as a secured borrowing and then consolidates the entity. The beneficial interest holders of these consolidated entities have no recourse to the general credit of the Company. At May 31, 2003, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which were acquired after January 31, 2003 and consist of subordinated beneficial interests, was approximately $799 million. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization, structured note and collateralized debt obligation entities, was approximately $53 million, which represents the Company’s maximum exposure to loss at May 31, 2003.

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-K for fiscal 2003 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus be required to consolidate the VIE on September 1, 2003. At May 31, 2003, in connection with its Institutional Securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $3.8 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization, credit-linked note, collateralized debt, bond and loan obligation, exchangeable trust, municipal bond trust and structured note entities, was approximately $498 million, which represents the Company’s maximum exposure to loss at May 31, 2003. The Company hedges the risks inherent in its variable interest holdings thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks. In connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the aggregate size of potential VIEs at May 31, 2003 was approximately $2.1 billion. The Company’s variable interests associated with its Investment Management activities was approximately $1.0 million, which represents the Company’s maximum exposure to loss at May 31, 2003.

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

17.    Guarantees.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others. There was no change in the amount of liability recognized for non-derivative guarantees issued or modified after December 31, 2002 as a result of the adoption of FIN 45.

Under FIN 45, certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the FIN 45 definition of a guarantee. In order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. However, the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated as increases in interest or foreign exchange rates in the future could possibly be unlimited.

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

In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. The Company has also entered into liquidity facilities with special purpose entities (“SPEs”) and other counterparties whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities. Market value guarantees are issued to guarantee return of principal invested to fund investors associated with certain European equity funds. The guarantees are designed to provide for any shortfall between the market value of the underlying fund assets and invested principal and a stipulated return amount.

The table below summarizes certain information regarding these guarantees at May 31, 2003:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
Type of Guarantee	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Derivative contracts	$311,391	$142,751	$127,702	$115,369	$697,213	$22,683	$82
Standby letters of credit and other financial guarantees	199	590	100	20	909	10	74
Market value guarantees	—	15	62	—	77	—	—
Liquidity facilities	475	—	20	232	727	—	—

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions cannot be estimated as future returns of the partnerships are not known. As of May 31, 2003, the Company has recorded a liability of $64 million for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements.

As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2003, the maximum potential amount of future payments the Company may be required to make under its surety bond was $184 million, which represents the value of the marketable securities pledged by the borrowers as collateral in lieu of a cash down payment. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and chargeback the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember airline ticket transaction volume as of May 31, 2003 to the extent that such travel has not yet occurred.

During the quarter and six months ended May 31, 2003, the Company incurred losses related to merchant chargebacks of $5 million and $9 million, respectively, and processed aggregate credit card transaction volume of $24.0 billion and $50.1 billion, respectively. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At May 31, 2003, the Company had settlement withholdings and escrow deposits of $35 million.

The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and are therefore generally short-term in nature. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor. There were no such arrangements outstanding at May 31, 2003.

18.    Stock Option Awards.

Effective for fiscal 2003, the Company adopted the fair value-based method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, using the prospective adoption method (see Note 2 to the Company’s consolidated financial statements included in the Form 10-K). Under this method of adoption, compensation expense is recognized based on the fair value of stock options and restricted stock granted during fiscal 2003 and future years.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all awards in each period:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(dollars in millions)
Net income, as reported	$599	$797	$1,504	$1,645
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	2	—	3	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(6)	(3)	(29)

Pro forma net income	$599	$791	$1,504	$1,616

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Earnings per share:
Basic — as reported	$0.56	$0.73	$1.40	$1.52

Basic — pro forma	$0.56	$0.73	$1.40	$1.49

Diluted — as reported	$0.55	$0.72	$1.37	$1.48

Diluted — pro forma	$0.55	$0.71	$1.37	$1.44

The weighted average fair value at date of grant for stock options granted during the quarters ended May 31, 2003 and 2002 was $13.75 and $27.81 per option, respectively. The weighted average fair value at date of grant for stock options granted during the six month periods ended May 31, 2003 and 2002 was $14.76 and $25.85 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of May 31, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2003 and 2002, and condensed consolidated statements of cash flows for the six-month periods ended May 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

July 10, 2003

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

Results of Operations*

Certain Factors Affecting Results of Operations.    The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there has been a heightened level of legislative, legal and regulatory developments related to the financial services industry that may affect future results of operations. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis.

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

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its professionals and other personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including the Company’s reputation, investment objectives, relative performance of investment products, advertising and sales promotion efforts, fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, account acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

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

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2003.    The conclusion of major military operations in Iraq during the quarter eased global geopolitical tensions and the uncertainty that existed in the global financial markets. However, the business environment continued to be very difficult during the second quarter of fiscal 2003.

In the U.S., the difficult economic conditions that existed in the first fiscal quarter of fiscal 2003 continued in the second quarter. Corporate spending remained weak, the unemployment rate rose to its highest level since 1994, and the U.S. dollar continued to depreciate against the euro. However, the conclusion of military operations in Iraq positively impacted consumer confidence, and the equity markets improved during the latter half of the quarter. In addition, inflation fell to its lowest level since the 1960’s, and the risk of deflation still exists. Subsequent to quarter end, in June 2003, the Federal Reserve Board lowered both the overnight lending rate and the discount rate by 0.25%.

In Europe, following the end of the war in Iraq, financial market volatility declined significantly and equity markets increased. However, weak corporate earnings, corporate debt downgrades and the sharp appreciation of the euro relative to the U.S. dollar raised concerns regarding the region’s future economic growth. Consumer confidence weakened and industrial production remained sluggish, especially in Germany. During the quarter, the European Central Bank (“ECB”) lowered the benchmark interest rate by 0.25%. Subsequent to quarter end, in June 2003, the ECB lowered the benchmark interest rate by an additional 0.50%.

In Japan, the economic outlook continued to remain weak. Relatively high unemployment levels and an ongoing decline in wages contributed to low levels of consumer spending. Net exports were virtually flat with both imports and exports increasing modestly from the first quarter of fiscal 2003. During the quarter, economies throughout Asia were adversely affected by the sudden outbreak of Severe Acute Respiratory Syndrome (“SARS”). The SARS outbreak slowed the pace of the economic recovery in the region as it negatively affected tourism and consumer spending, particularly in China, Hong Kong, Singapore and Taiwan.

Results of the Company for the Quarter and Six Month Period Ended May 31, 2003.    The Company’s net income in the quarter and six month period ended May 31, 2003 was $599 million and $1,504 million, respectively, a decrease of 25% and 9% from the comparable periods of fiscal 2002. The Company’s results in the quarter and six month period ended May 31, 2003 included a pre-tax asset impairment charge of $287 million in connection with its aircraft financing activities (see Note 14 to the condensed consolidated financial statements).

Diluted earnings per common share were $0.55 and $1.37 in the quarter and six month period ended May 31, 2003 as compared with $0.72 and $1.48 in the quarter and six month period ended May 31, 2002. The Company’s annualized return on common equity for the quarter and six month period was 10.6% and 13.4% as compared with 15.1% and 15.7% in the comparable periods of fiscal 2002.

At May 31, 2003, the Company had approximately 54,000 worldwide employees, a decrease of 9% from May 31, 2002. The reduction in staffing levels reflected the Company’s continuing efforts to manage costs in light of the weakened global economy and reduced business activity.

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

At May 31, 2003, the remaining liability associated with these charges was approximately $130 million, which was included in Other liabilities and accrued expenses in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that were made by the Company during the six month period ended May 31, 2003. The decline in the liability balance during the six month period ended May 31, 2003 also reflected net rental payments associated with the office locations referred to above.

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

Fair Value.    Financial instruments owned of $201 billion and financial instruments sold, not yet purchased of $123 billion at May 31, 2003, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

By contrast, some cash products exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain traded loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently. At May 31, 2003, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $9.0 billion and $0.1 billion, respectively.

The Company’s derivative products include listed and over-the-counter (“OTC”) derivatives. Listed derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. Fair values for listed derivatives recorded as financial instruments owned and financial instruments sold, not yet purchased amounted to $3.1 billion and $4.4 billion, respectively, at May 31, 2003. OTC derivatives included a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts. Fair values for OTC derivative products recorded as financial instruments owned and financial instruments sold, not yet purchased, which amounted to $52.6 billion and $44.0 billion, respectively, at May 31, 2003, were derived from pricing models.

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

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the prices used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading divisions. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model utilizes historical and statistical analysis to determine fair value, recently executed comparable transactions are considered for purposes of validating assumptions underlying the model. Where the fair value of the transaction deviates significantly from the fair value derived from the model, the transaction fair value will be used to further refine the model’s input or statistical techniques in determining fair value in future periods. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional validation of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information further validates the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In addition, the Company estimates the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Credit Services—Provision for Consumer Loan Losses” herein).

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on December 1, 2002, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 13 and Note 14 to the condensed consolidated financial statements).

INSTITUTIONAL SECURITIES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$463	$588	$966	$1,191
Principal transactions:
Trading	1,439	568	2,864	1,525
Investments	46	(17)	35	13
Commissions	424	560	839	1,052
Asset management, distribution and administration fees	20	23	42	48
Interest and dividends	3,071	3,172	6,237	6,351
Other	77	92	138	235

Total revenues	5,540	4,986	11,121	10,415
Interest expense	2,834	2,551	5,254	5,180

Net revenues	2,706	2,435	5,867	5,235

Non-interest expenses	2,281	1,752	4,475	3,705

Income before income taxes and dividends on preferred securities subject to mandatory redemption	425	683	1,392	1,530
Provision for income taxes	87	213	414	508
Dividends on preferred securities subject to mandatory redemption	40	22	62	44

Net income	$298	$448	$916	$978

Institutional Securities net revenues were $2,706 million and $5,867 million in the quarter and six month period ended May 31, 2003, an increase of 11% and 12% from the comparable periods of fiscal 2002. Net income for the quarter and six month period ended May 31, 2003 was $298 million and $916 million, a decrease of 33% and 6% from the comparable periods of fiscal 2002. The increases in net revenues for both periods were primarily attributable to higher revenues from fixed income sales and trading activities, which were partially offset by lower investment banking revenues. The decreases in net income for both periods primarily reflected higher non-interest expenses, including a $287 million ($172 million after-tax) asset impairment charge in connection with aircraft financing activities, as well as higher compensation costs associated with higher net revenues. Net income for both periods of fiscal 2003 also reflected a decrease in the income tax rate. The decrease in the effective tax rate for both periods primarily reflected lower taxes attributable to non-U.S. earnings, as well as an increase in the utilization of domestic tax credits, including synthetic fuel credits.

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended May 31, 2003 decreased 21% from the comparable period of fiscal 2002. The decrease was primarily due to lower revenues from merger, acquisition and restructuring activities and fixed income underwriting transactions. The Company believes that the difficult economic and market conditions that currently exist are likely to continue to have an adverse impact on its investment banking activities in the foreseeable future.

Revenues from merger, acquisition and restructuring activities were $141 million in the quarter ended May 31, 2003, a decrease of 44% from the comparable period of fiscal 2002. The decrease primarily reflected an industry-wide decline in the volume of global merger and acquisition transaction activity. The market for such transactions continued to be negatively affected by the difficult global economic conditions. In addition, the Company’s backlog of merger, acquisition and restructuring transactions remained at relatively low levels, although the backlog for such transactions increased during the quarter for the first time since the second quarter of fiscal 2002.

Underwriting revenues were $322 million in the quarter ended May 31, 2003, a decrease of 5% from the comparable period of fiscal 2002.

Equity underwriting revenues increased modestly. Although industry-wide levels of global equity offerings remained weak, more convertible offerings led to the modest increase in equity underwriting revenues.

Fixed income underwriting revenues decreased due to lower revenues from high yield and investment grade corporate fixed income securities. The decrease in high yield underwriting transactions was primarily due to lower transaction volume in Europe and the U.S.

Investment banking revenues in the six month period ended May 31, 2003 decreased 19% from the comparable period of fiscal 2002. The decrease was due to lower revenues from merger, acquisition and restructuring activities and equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions.

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

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(dollars in millions)
Equities	$865	$953	$1,842	$1,884
Fixed income(1)	1,308	881	2,970	2,004

(1)	Amounts include interest rate and currency products, credit products and commodities.

Sales and trading revenues increased 20% in the quarter ended May 31, 2003, reflecting higher fixed income sales and trading revenues, partially offset by lower equity sales and trading revenues.

Equity sales and trading revenues decreased 9% in the quarter ended May 31, 2003. The decrease reflected lower revenues from cash equity products and some proprietary trading activities due in part to difficult market conditions that existed in the U.S. equity markets, including lower inflows of cash into equity mutual funds as compared to the fiscal 2002 period as well as erratic market volatility. These decreases were partially offset by higher revenues from certain equity derivative products.

Fixed income sales and trading revenues increased 48% in the quarter ended May 31, 2003. The increase was broad-based across the Company’s credit product, interest rate and currency product and commodity groups. The increase in credit products primarily reflected higher revenues from investment grade fixed income securities, which benefited from a generally favorable trading environment, including a higher level of market liquidity due to increased investor demand and strong transaction volume from the fixed income primary market. Revenues from high-yield fixed income securities also increased. The increase in interest rate and currency products included higher foreign exchange revenues due to increased market activity associated with a declining U.S. dollar against most major currencies, as well as higher revenues from tax-exempt fixed income securities. The increase in commodity revenues was primarily due to activities in the oil sector, as prices fluctuated due to the war in Iraq and concerns over oil inventory levels.

In addition, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities (see “Other” herein), as well as losses associated with the Company’s corporate lending activities. In the quarter ended May 31, 2003, sales and trading revenues associated with these activities increased, reflecting lower interest costs associated with the Company’s aircraft financing activities and lower losses in the Company’s corporate lending activities as compared to the second quarter of fiscal 2002.

Sales and trading revenues increased 25% in the six month period ended May 31, 2003 from the comparable period of fiscal 2002, primarily reflecting higher fixed income sales and trading revenues, tempered by slightly lower equity sales and trading revenues. The increase in fixed income sales and trading revenues was broad-based and included higher revenues from global high-yield, investment grade and government securities, as well as commodities. The decrease in equity sales and trading revenues was primarily due to lower revenues from cash equity products, reflecting the difficult conditions that existed in the U.S. equity markets, including significantly lower inflows of cash into equity mutual funds as compared to the fiscal 2002 period.

Principal Investments.    Principal transaction net investment gains aggregating $46 million were recorded in the quarter ended May 31, 2003 as compared with net losses of $17 million in the quarter ended May 31, 2002. The gains in the second quarter of fiscal 2003 primarily included revenues from the Company’s real estate investment activities and unrealized gains in certain of the Company’s principal investments. Fiscal 2002’s results primarily included unrealized losses in certain of the Company’s principal investments.

Principal transaction net investment gains increased to $35 million in the six month period ended May 31, 2003, as compared with net investment gains of $13 million in the six month period ended May 31, 2002. Fiscal 2003’s results primarily included higher revenues from the Company’s real estate investments partially offset by unrealized losses in certain of the Company’s principal investments.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate investment activities.

Asset management, distribution and administration fees decreased 13% in both the quarter and six month period ended May 31, 2003, primarily due to lower management fees associated with the Company’s real estate investment activities.

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business.

Other revenues decreased 16% and 41% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The decrease in both periods was due to lower revenues from the Company’s aircraft financing business, reflecting a decline in lease rates. The decrease in the six month period also reflects the inclusion of a gain (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Net revenues from the Company’s aircraft financing business continued to be adversely affected by the slowdown in the commercial aircraft industry that began in 2001. In fiscal 2002 and the first half of fiscal 2003, declining aircraft passenger volume and financial difficulties experienced by major airlines contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. These conditions worsened during the quarter ended May 31, 2003 due to the adverse impact of the war in Iraq, the outbreak of SARS and the bankruptcy of several airlines. The Company currently expects the difficult conditions in the commercial aircraft industry to continue.

Non-Interest Expenses.    Non-interest expenses increased 30% and 21% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. In both periods, the majority of the increase was attributable to a $287 million asset impairment charge related to the Company’s aircraft financing activities (see Note 14 to the condensed consolidated financial statements), as well as higher aircraft repossession costs. The six month period also included a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 13 to the condensed consolidated financial statements). In addition, the Company recorded accruals of approximately $80 million in the quarter and $140 million in the six month period for loss contingencies related to IPO Allocation Matters. Compensation and benefits expense increased 11% and 10% in the quarter and six month period, principally reflecting higher incentive-based compensation accruals due to a higher level of net revenues. Brokerage, clearing and exchange fees increased 26% and 17% in the quarter and six month period, due to higher brokerage costs associated with global securities trading volume. The increases in non-interest expenses in both the quarter and six month periods were partially offset by a 9% and 8% decrease in information processing and communication expense due to lower electronic data processing costs.

INDIVIDUAL INVESTOR GROUP

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$64	$67	$142	$129
Principal transactions:
Trading	144	128	275	304
Commissions	275	328	520	602
Asset management, distribution and administration fees	372	444	748	865
Interest and dividends	77	97	151	193
Other	20	12	44	39

Total revenues	952	1,076	1,880	2,132
Interest expense	28	35	56	72

Net revenues	924	1,041	1,824	2,060

Non-interest expenses	916	1,017	1,819	2,027

Income before income taxes	8	24	5	33
Provision for income taxes	10	12	8	14

Net (loss) income	$(2)	$12	$(3)	$19

Individual Investor Group net revenues were $924 million and $1,824 million, an 11% decrease in both the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The net loss for the quarter and six month period ended May 31, 2003 was $2 million and $3 million, as compared with net income of $12 million and $19 million in the quarter and six month period ended May 31, 2002. The decrease in net revenues in both periods was primarily attributable to lower asset management, distribution and administration fees and lower commission revenues. The net losses were due to lower net revenues, partially offset by lower non-interest expenses, including lower compensation costs.

During the latter half of the second quarter of fiscal 2003, certain indicators of consumer confidence increased, and the level of individual investor participation in the U.S. equity markets improved modestly. However, the Company believes that the high level of economic and market uncertainty that currently exists may continue to have an adverse impact on the results of its Individual Investor Group business.

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues decreased 4% and increased 10% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The decrease in the quarter was primarily due to lower revenues from equity underwriting transactions. The increase in the six month period was primarily due to higher revenues from fixed income underwriting transactions, partially offset by lower revenues from underwriting Unit Investment Trust products.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of securities in which the Company acts as principal and gains and losses on the Company’s securities positions. The Company maintains certain security positions primarily to facilitate Individual Investor Group customer transactions. Principal transaction trading revenues increased 13% and decreased 10% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The increase in the quarter was due to higher revenues from fixed income products, partially offset by lower revenues from equity products. The decrease in the six month period was due to lower equity revenues, partially offset by higher fixed income revenues. Equity revenues decreased in both periods primarily due to a continuation of difficult conditions in the equity markets, including lower levels of investor confidence. Equity revenues in the six month period ended May 31, 2003 were also negatively affected by the Company’s new pricing structure for executing transactions on the NASDAQ (see “Commissions” herein). Fixed income revenues increased in both periods reflecting higher revenues from investment grade corporate fixed income securities.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 16% and 14% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The decrease was due to lower levels of investor participation in the U.S. equity markets. In the six month period ended May 31, 2003, the decrease was partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

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

Asset management, distribution and administration fees declined 16% and 14% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The decrease was primarily attributable to lower 12b-1 fees from promoting and distributing mutual funds, reflecting a decrease in individual investors’ mutual fund asset levels and a less favorable asset mix that generated lower fees. Fees from Morgan Stanley Choice accounts also declined, reflecting a decrease in client assets due to the difficult conditions that continued to exist in the U.S. equity markets.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 21% in both the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002, primarily due to lower net interest revenues from brokerage services provided to individual customers, including a decrease in securities borrowed and securities loaned transactions and the level of margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Other.    Other revenues primarily include account fees and other miscellaneous service fees. Other revenues increased 67% and 13% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The increase was primarily due to higher revenues from service and account fees. The increase in the six month period was partially offset by the inclusion of a gain (of which $7 million was allocated to the Individual Investor Group segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Non-Interest Expenses.    Non-interest expenses decreased 10% in both the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 11% and 10% in the quarter and six month period, principally reflecting lower employment levels and lower incentive-based compensation accruals due to lower revenues. Excluding compensation and benefits expense, non-interest expenses decreased 8% and 12% in the quarter and six month period. Marketing and business development expense decreased 33% and 37% in the quarter and six month period due to lower advertising costs. Other expense decreased 12% and 16% in the quarter and six month period reflecting lower miscellaneous operating costs.

INVESTMENT MANAGEMENT

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$9	$8	$17	$17
Principal transactions:
Investments	13	1	2	3
Commissions	10	12	20	23
Asset management, distribution and administration fees	493	587	998	1,157
Interest and dividends	1	6	4	14
Other	10	8	15	32

Total revenues	536	622	1,056	1,246
Interest expense	1	—	2	1

Net revenues	535	622	1,054	1,245

Non-interest expenses	361	394	708	781

Income before income taxes	174	228	346	464
Provision for income taxes	65	87	131	179

Net income	$109	$141	$215	$285

Investment Management net revenues were $535 million and $1,054 million in the quarter and six month period ended May 31, 2003, a decrease of 14% and 15% from the comparable periods of fiscal 2002. Net income for the quarter and six month period ended May 31, 2003 was $109 million and $215 million, a decrease of 23% and 25% from the comparable periods of fiscal 2002. In both periods, the decrease in net revenues and net income primarily reflected lower fee-based revenues due to a decline in average assets under management or supervision. The decreases in net income were due to lower net revenues partially offset by a decline in non-interest expenses, including lower compensation costs.

Investment Banking.    Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 13% in the quarter and were unchanged in the six month period. The increase in the quarter reflected a higher volume of fixed income Unit Investment Trust sales.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

The Company recorded net principal investment gains of $13 million in the quarter and $2 million in the six month period ended May 31, 2003. In fiscal 2002, the Company recorded net principal investment gains of $1 million in the quarter and $3 million in the six month period ended May 31, 2002. Both periods’ results were primarily attributable to changes in the value of private equity investments.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues decreased 17% and 13% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002 reflecting a lower sales volume of certain fund products, partially offset by a higher sales volume of insurance products.

Net Interest.    Investment Management generates net interest revenues from certain investment positions and from allocated interest revenues and expenses. Net interest revenues decreased $6 million and $11 million in the quarter and six month period ended May 31, 2003 as compared to the respective periods in fiscal 2002 reflecting lower net interest revenues earned on investment positions due to the lower interest rate environment.

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

The Company’s customer assets under management or supervision were as follows:

	At May 31,
	2003	2002
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$259	$276
Institutional	162	175

Total(1)	$421	$451

Assets under management or supervision by asset class:
Equity	$174	$201
Fixed income	127	126
Money market	65	65
Other(2)	55	59

Total(1)	$421	$451

(1)	Revenues and expenses associated with certain assets are included in the Company’s Individual Investor Group and Institutional Securities segments.
(2)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees decreased 16% and 14% in the quarter and six month period ended May 31, 2003, primarily reflecting lower management fees and other revenues resulting from lower average assets under management or supervision. The decrease also reflected a less favorable asset mix that generated lower fees.

As of May 31, 2003, customer assets under management or supervision decreased $30 billion from May 31, 2002. The decrease was primarily due to market depreciation, reflecting declines in the global financial markets, coupled with net outflows of customer assets as redemptions exceeded new sales during the period from June 1, 2002 to May 31, 2003.

Other.    Other revenues increased 25% and decreased 53% in the quarter and six month period ended May 31, 2003. The increase in the quarter was primarily due to an increase in certain miscellaneous fees. The decrease in the six month period was primarily due to the inclusion of a gain (of which $13 million was allocated to the Investment Management segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Non-Interest Expenses.    Non-interest expenses decreased 8% and 9% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 11% and 17% in the quarter and six month period ended May 31, 2003, principally reflecting lower employment levels as well as lower incentive-based compensation accruals. Excluding compensation and benefits expense, non-interest expenses decreased 6% and 2% in the quarter and six month period ended May 31, 2003. Brokerage, clearing, and exchange fees increased 7% in the six month period ended May 31, 2003, reflecting higher amortization expense associated with certain open-ended funds and the accelerated amortization of certain deferred costs. The increase in amortization expense reflected a higher level of deferred costs in the current year due to past sales growth. The increase in the accelerated amortization of deferred costs reflected a higher level of customer redemptions of mutual funds subject to deferred costs. Marketing and business development expense decreased 15% and 16% in the quarter and six month period ended May 31, 2003, primarily related to lower promotional and marketing costs. Professional services expense decreased 8% and 7% in the quarter and six month period ended May 31, 2003, primarily reflecting lower sub-advisory and legal fees, partially offset by an increase in consulting fees.

CREDIT SERVICES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Fees:
Merchant and cardmember	$339	$347	$702	$689
Servicing	503	506	1,070	1,046
Other	5	17	2	19

Total non-interest revenues	847	870	1,774	1,754

Interest revenue	543	602	1,089	1,155
Interest expense	197	258	436	527

Net interest income	346	344	653	628
Provision for consumer loan losses	309	340	645	685

Net credit income	37	4	8	(57)

Net revenues	884	874	1,782	1,697

Non-interest expenses	576	562	1,184	1,130

Income before income taxes	308	312	598	567
Provision for income taxes	114	116	222	204

Net income	$194	$196	$376	$363

Credit Services net revenues were $884 million and $1,782 million in the quarter and six month period ended May 31, 2003, an increase of 1% and 5% from the comparable periods of fiscal 2002. Net income was $194 million and $376 million in the quarter and six month period ended May 31, 2003, a decrease of 1% and an increase of 4% from the comparable periods of fiscal 2002. The increase in net revenues for the quarter was primarily attributable to a lower provision for consumer loan losses. The increase in net revenues for the six month period was primarily attributable to higher net interest income and a lower provision for consumer loan losses. Net income in the quarter decreased slightly. The increase in net income in the six month period reflected an increase in net revenues partially offset by higher non-interest expenses.

Merchant and Cardmember Fees.    Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, credit protection fees and cash advance fees, net of cardmember rewards. Cardmember rewards includes various reward programs including the Cashback Bonus® award program, pursuant to which the Company pays certain cardmembers awards based upon a cardmember’s level and type of purchases.

Merchant and cardmember fees decreased 2% and increased 2% in the quarter and six month period ended May 31, 2003. The decrease in the quarter was due to a decline in late payment fees, partially offset by higher merchant discount revenue. The increase in the six month period reflected higher merchant discount revenue, partially offset by a decline in late payment fees. In both periods, the decline in late payment fees reflected fewer late fee occurrences and a higher level of charge-offs of such fees. The increase in merchant discount revenue was due to higher sales volume coupled with an increase in the average merchant discount rate in both periods.

Servicing Fees.    Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations and mortgage whole loan sales. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans and the interest yield generated by securitized mortgage loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of general purpose credit card loans and mortgage loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitization transactions of $1.5 billion and $5.7 billion in the quarter and six month period ended May 31, 2003 and $1.7 billion and $2.8 billion in the comparable fiscal 2002 periods. The Company also completed a mortgage loan securitization transaction of $0.6 billion during the quarter and mortgage loan securitization transactions of $0.8 billion in the six month period ended May 31, 2003, while there were no mortgage loan securitization transactions in the comparable periods of fiscal 2002. The credit card asset securitization transactions completed in the six month period ended May 31, 2003 have expected maturities ranging from approximately two to seven years from the date of issuance. The mortgage loan securitization transactions completed in the six month period ended May 31, 2003 have expected maturities ranging from approximately eight to nine years from the date of issuance.

The table below presents the components of servicing fees:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(dollars in millions)		(dollars in millions)
Merchant and cardmember fees	$185	$169	$369	$354
Interest revenue	1,049	1,012	2,083	2,070
Other revenue	30	19	87	33
Interest expense	(213)	(222)	(415)	(452)
Provision for consumer loan losses	(548)	(472)	(1,054)	(959)

Servicing fees	$503	$506	$1,070	$1,046

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans. Servicing fees decreased 1% and increased 2% in the quarter and six month period ended May 31, 2003 from the comparable periods in fiscal 2002. The decrease in the quarter reflected higher credit losses associated with a higher level of securitized general purpose credit card loans and a higher rate of charge-offs related to the securitized general purpose credit card loan portfolio. This decrease was partially offset by higher net interest cash flows and cardmember fees on general purpose credit card loans associated with a higher level of securitized general purpose credit card loans and higher net revenues from mortgage servicing rights on mortgage whole loan sales. The increase in the six month period reflected higher net interest cash flows and higher net securitization gains on general purpose credit card and mortgage loans and net revenues from mortgage servicing rights on mortgage whole loan sales. The increase was largely offset by higher credit losses associated with a higher level of securitized general purpose credit card loans and a higher rate of charge-offs related to the securitized general purpose credit card loan portfolio. The other revenue component of servicing fees is primarily composed of net securitization gains and losses on general purpose credit card loans and mortgage loans as well as net revenues from mortgage servicing rights on mortgage whole loan sales. Net gains of $23 million and $76 million were recorded in the quarter and six month period ended May 31, 2003 as compared to $16 million and $27 million in the quarter and six month period ended May 31, 2002. The increase in the quarter was primarily attributable to higher levels of mortgage loan securitization transactions. The increase in the six month period was attributable to higher levels of both general purpose credit card and mortgage loan securitization transactions.

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

Net interest income increased 1% and 4% in the quarter and six month period ended May 31, 2003, reflecting a decline in interest expense, partially offset by a lower yield on general purpose credit card loans. In the six month period ended May 31, 2003, the increase also reflected a modest increase in average general purpose credit card loans. In both periods, the decrease in interest expense was primarily due to a decrease in the Company’s average cost of borrowings and a lower level of average interest bearing liabilities. The Company’s average cost of borrowings were 4.3% and 5.3% for the quarters and 4.4% and 5.3% for the six month periods ended May 31, 2003 and 2002, respectively. The decline in the average cost of borrowings reflected the Fed’s aggressive easing of interest rates that began in fiscal 2001 and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing, reflecting the lower interest rate environment. The lower yield on general purpose credit card loans in both periods was primarily due to increased interest charge-offs and lower interest rates offered to new cardmembers and certain existing cardmembers. The increase in interest charge-offs reflects the impact of pricing actions that charge higher interest rates to higher risk cardmembers. The increase in the Company’s average general purpose credit card loans in the six month period ended May 31, 2003 was primarily due to higher balance transfer volume as well as record levels of sales volume, partially offset by a higher level of securitized loans.

The following tables present analyses of average balance sheets and interest rates for the quarters and six month periods ended May 31, 2003 and 2002 and changes in net interest income during those periods:

Average Balance Sheet Analysis

	Three Months Ended May 31,
	2003			2002(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,120	10.57%	$510	$20,362	11.08%	$569
Other consumer loans	1,454	5.55	20	1,163	5.97	17
Investment securities	65	0.98	—	60	1.49	—
Other	2,785	1.95	13	2,456	2.51	16

Total interest earning assets	23,424	9.21	543	24,041	9.94	602
Allowance for loan losses	(954)			(878)
Non-interest earning assets	2,451			2,489

Total assets	$24,921			$25,652

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$816	1.04%	$2	$1,045	1.59%	$4
Brokered	10,847	5.28	144	9,357	6.11	144
Other time	1,609	4.51	19	1,798	5.07	23

Total interest bearing deposits	13,272	4.92	165	12,200	5.57	171
Other borrowings	4,936	2.58	32	7,254	4.75	87

Total interest bearing liabilities	18,208	4.29	197	19,454	5.27	258
Shareholder’s equity/other liabilities	6,713			6,198

Total liabilities and shareholder’s equity	$24,921			$25,652

Net interest income			$346			$344

Net interest margin(1)			5.87%			5.67%
Interest rate spread(2)		4.92%			4.67%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Average Balance Sheet Analysis

	Six Months Ended May 31,
	2003			2002(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$20,695	9.87%	$1,019	$20,459	10.68%	$1,090
Other consumer loans	1,601	5.49	44	1,116	6.09	34
Investment securities	64	1.01	—	60	1.54	—
Other	2,712	1.96	26	2,521	2.48	31

Total interest earning assets	25,072	8.71	1,089	24,156	9.59	1,155
Allowance for loan losses	(944)			(864)
Non-interest earning assets	2,431			2,613

Total assets	$26,559			$25,905

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$842	1.02%	$4	$1,090	1.62%	$9
Brokered	10,731	5.40	289	9,091	6.23	283
Other time	1,644	4.59	38	2,319	5.30	61

Total interest bearing deposits	13,217	5.02	331	12,500	5.66	353
Other borrowings	6,565	3.22	105	7,297	4.79	174

Total interest bearing liabilities	19,782	4.42	436	19,797	5.34	527
Shareholder’s equity/other liabilities	6,777			6,108

Total liabilities and shareholder’s equity	$26,559			$25,905

Net interest income			$653			$628

Net interest margin(1)			5.23%			5.22%
Interest rate spread(2)		4.29%			4.25%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis

	Three Months Ended May 31, 2003 vs. 2002			Six Months Ended May 31, 2003 vs. 2002
	Increase/(Decrease) due to Changes in:			Increase/(Decrease) due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
INTEREST REVENUE
General purpose credit card loans	$(35)	$(24)	$(59)	$13	$(84)	$(71)
Other consumer loans	4	(1)	3	15	(5)	10
Other	1	(4)	(3)	2	(7)	(5)

Total interest revenue	(16)	(43)	(59)	44	(110)	(66)

INTEREST EXPENSE
Interest bearing deposits:
Savings	(1)	(1)	(2)	(2)	(3)	(5)
Brokered	23	(23)	—	51	(45)	6
Other time	(2)	(2)	(4)	(18)	(5)	(23)

Total interest bearing deposits	15	(21)	(6)	20	(42)	(22)
Other borrowings	(28)	(27)	(55)	(18)	(51)	(69)

Total interest expense	(16)	(45)	(61)	—	(91)	(91)

Net interest income	$—	$2	$2	$44	$(19)	$25

In response to regulatory changes, the Company is reviewing the minimum monthly payment requirements on its general purpose credit card loans. A change in the minimum monthly payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenues.

Provision for Consumer Loan Losses.    The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company’s provision for consumer loan losses was $309 million and $645 million for the quarter and six month period ended May 31, 2003 and $340 million and $685 million for the comparable periods of fiscal 2002. The Company’s allowance for consumer loan losses was $975 million at May 31, 2003 and $928 million at November 30, 2002.

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

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In addition, the Company estimates the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

The provision for consumer loan losses is affected by net charge-offs, delinquencies, bankruptcy filings and loan growth as well as changes in the amount of consumer loans estimated to be uncollectible. In the quarter and six month period ended May 31, 2003, the provision for consumer loan losses decreased 9% and 6%, respectively, primarily due to lower net charge-off rates. In the quarter ended May 31, 2003, a lower level of average general purpose credit card loans also contributed to the decrease in the provision for consumer loan losses. Although net charge-off rates in the owned portfolio have improved from the comparable periods of fiscal 2002, the Company has experienced unfavorable trends in cardmember delinquencies, including an increase in consumer loan movement to later stages of delinquency, and higher levels of bankruptcy filings. Accordingly, the Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by $22 million and $44 million in the quarter and six month period ended May 31, 2003. In response to similar trends, the Company recorded a provision for consumer loan losses in excess of net consumer loans charged off by $25 million and $50 million in the quarter and six month period ended May 31, 2002.

General purpose credit card loans are considered delinquent when interest or principal payments become 30 days past due. General purpose credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies, probate and fraudulent transactions, where loans are charged off earlier. In the second quarter of fiscal 2003, the Company changed its policy related to accounts in probate to charge-off 60 days after notification as compared to charging-off 180 days past due. This change will accelerate charge-offs beginning in the third quarter of fiscal 2003. Loan delinquencies and charge-offs are primarily affected by changes in economic conditions and may vary throughout the year due to seasonal consumer spending and payment behaviors.

The practice of re-aging an account also may affect general purpose credit card loan delinquencies and charge-offs, potentially delaying and reducing delinquencies and charge-offs. A re-age is intended to assist delinquent cardmembers who have overcome financial difficulties and have demonstrated both the ability and willingness to resume making regular payments but are unable to pay the entire past due amount required to cure a delinquency status. An account is re-aged when the Company and the customer agree on a repayment schedule that does not require the customer to repay the total amount of principal, interest and fees that is past due. The re-aged account and related balance is then returned to current status and is no longer past due. Generally, to qualify for a re-age, an account must have at least nine months of activity and may not have been re-aged more than once within any twelve-month period or twice within any five-year period. Additionally, a cardmember must also have made three consecutive minimum monthly payments or the equivalent cumulative amount. Cardmembers may also qualify for an additional re-age once enrolled in a workout program. Such programs are limited to no more than one over a five-year period. A workout is defined as a former open-end credit card account upon which credit availability has been closed, and the amount owed has been placed on a fixed repayment schedule in accordance with modified terms and conditions. The Company believes its re-age practices are consistent with regulatory guidelines.

Since the latter half of 2002, the Company has made various policy changes that, in part, respond to industry-wide regulatory issues. These policy changes, which include a tightening of the terms used to re-age accounts, along with the ongoing economic challenges as evidenced by rising unemployment and record U.S. bankruptcy filings, have resulted in a significant decrease in the number of cardmembers eligible for re-age versus comparative periods in 2002. For the three and six month period ended May 31, 2003, the Company’s re-age volumes decreased by approximately 55% and 50%, respectively, from the comparable periods of fiscal 2002. The Company believes the reduction in re-age volume is adversely impacting both delinquencies and charge-off levels.

During the quarter ended May 31, 2003, net charge-off rates increased in the managed portfolio as compared to the fiscal 2002 period. In the U.S., weak economic conditions, coupled with the seasoning of the Company’s general purpose credit card loan portfolio and a higher level of bankruptcy filings, contributed to the higher net charge-off rate in the managed portfolio during the quarter ended May 31, 2003. In addition, the Company’s delinquency rates in both the over 30- and over 90-day categories were higher in both the owned and managed portfolios at May 31, 2003 as compared with May 31, 2002, reflecting re-aging policy changes and higher unemployment rates.

During the quarter ended May 31, 2003, net charge-off rates decreased in the owned portfolio as compared to the fiscal 2002 period. During the six month period ended May 31, 2003, net charge-off rates decreased in both the owned and the managed portfolios as compared to the fiscal 2002 period. The decrease in the net charge-off rates reflected the Company’s increased focus on credit quality.

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

Non-Interest Expenses.    Non-interest expenses increased 2% and 5% in the quarter and six month period ended May 31, 2003 from the comparable periods of fiscal 2002. Compensation and benefits expense increased 3% and 7% in the quarter and six month period, principally reflecting an increase in personnel costs, including salaries and benefits. Excluding compensation and benefits expense, non-interest expenses increased 2% and 4% in the quarter and six month period. Marketing and business development expenses increased 25% and 27% in the quarter and six month period due to higher direct mailing and marketing expenses, reflecting the timing of advertising campaigns. The Company currently expects advertising and marketing expenses to decrease in the third and fourth quarters of fiscal 2003 as compared to the first and second quarters of fiscal 2003. Other expenses decreased 15% and 20% in the quarter and six month period primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies.

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under generally accepted accounting principles (“owned” loan basis). Managed loan data assumes that the Company’s securitized loan receivables have not been sold and presents the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Credit Services business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the credit risks inherent in owned loans and managed loans. In addition, investors often request information on a managed basis, which provides a meaningful comparison to industry competitors.

The following tables provide a reconciliation of owned and managed average loan balances, interest yield and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended May 31,
	2003			2002
	Average Balance	Interest Yield	Interest Rate Spread(1)	Average Balance	Interest Yield	Interest Rate Spread(1)
General Purpose Credit Card Loans:
Owned	$19,120	10.57%	6.28%	$20,362	11.08%	5.81%
Securitized	32,054	12.81%	10.23%	29,017	13.73%	10.71%

Managed	$51,174	11.97%	8.78%	$49,379	12.64%	8.72%

	Six Months Ended May 31,
	2003			2002
	Average Balance	Interest Yield	Interest Rate Spread(1)	Average Balance	Interest Yield	Interest Rate Spread(1)
General Purpose Credit Card Loans:
Owned	$20,695	9.87%	5.45%	$20,459	10.68%	5.34%
Securitized	31,284	13.20%	10.59%	29,423	13.99%	10.93%

Managed	$51,979	11.87%	8.56%	$49,882	12.63%	8.66%

(1)	Interest rate spread represents the difference between the rate on general purpose credit card loans and the rate on total interest bearing liabilities.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months ended May 31, 2003				Three Months ended May 31, 2002
			Delinquency Rates(1)				Delinquency Rates(1)
	Period End	Net Charge- offs(2)	Over 30 Days	Over 90 Days	Period End	Net Charge- offs(2)	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$18,465	5.92%	5.27%	2.56%	$19,834	6.15%	5.23%	2.49%
Securitized	32,415	6.84%	6.74%	3.27%	29,543	6.50%	5.91%	2.76%

Managed	$50,880	6.50%	6.21%	3.01%	$49,377	6.35%	5.63%	2.65%

	Six Months ended		Twelve Months ended
	May 31, 2003	May 31, 2002	November 30, 2002
Net Charge-offs(2)
Owned	5.73%	6.18%	6.06%
Securitized	6.74%	6.52%	6.29%
Managed	6.34%	6.38%	6.19%

(1)	General purpose credit card loans contractually past due as a percentage of period-end general purpose credit card loans.
(2)	Net charge-offs as a percentage of average general purpose credit card loans (fiscal year-to-date).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Policies

The Company’s senior management establishes the overall liquidity and capital policies of the Company, reviews the Company’s performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate sensitivity of the Company’s asset and liability position. The primary goal of the Company’s funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. The major components of the Company’s liquidity framework are the cash capital policy, contingency planning and the liquidity reserve. The cash liquidity reserve averaged approximately $20 billion in the six month period ended May 31, 2003 in the form of immediately available cash and cash equivalents. The Company’s capital policies seek to ensure that its equity base adequately supports the economic risk inherent in its businesses.

For a more detailed summary of the Company’s Liquidity and Capital Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

The Balance Sheet

The Company’s total assets increased to $586.9 billion at May 31, 2003 from $529.5 billion at November 30, 2002, primarily attributable to increases in financial instruments owned, including derivative contracts and corporate and other debt, securities borrowed and receivables from customers, partially offset by decreases in securities purchased under agreements to resell and consumer loan receivables. The increase in the Company’s total assets was primarily due to a seasonal increase in customer financing activities. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. This ratio is adjusted to reflect the low-risk nature of assets attributable to matched resale agreements, certain securities borrowed transactions, segregated customer cash balances and assets recorded under certain provisions of SFAS No. 140. In addition, the adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill, as the Company does not view this amount of equity as available to support its risk capital needs.

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	May 31, 2003	November 30, 2002
	(dollars in millions, except ratio and per share data)
Total assets	$586,881	$529,499
Less:
Lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase	(71,374)	(76,910)
Assets recorded under certain provisions of SFAS No. 140	(24,837)	(19,224)
Lesser of securities borrowed or securities loaned	(55,388)	(43,229)
Segregated customer cash and securities balances	(26,829)	(30,217)
Goodwill	(1,476)	(1,449)

Adjusted assets	$406,977	$358,470

Shareholders’ equity	$22,631	$21,885
Preferred securities subject to mandatory redemption	2,710	1,210
Less: Goodwill	(1,476)	(1,449)

Tangible shareholders’ equity	$23,865	$21,646

Leverage ratio(1)	24.6x	24.5x

Adjusted leverage ratio(2)	17.1x	16.6x

Book value per share(3)	$20.83	$20.24

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(3)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,087 million at May 31, 2003 and 1,081 million at November 30, 2002.

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

Committed Credit Facilities

During the second quarter of fiscal 2003, the Company renewed its committed credit facilities, and restructured two of the committed credit facilities to provide for one credit facility with two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with Morgan Stanley Japan Limited (“MSJL”) as borrower and the Company as guarantor. As of May 31, 2003, the Company’s committed credit facilities include: the Morgan Stanley and Morgan Stanley Japan Limited (“MS-MSJL”) Facility, the Morgan Stanley & Co. Incorporated (“MS&Co.”) Facility, and the Morgan Stanley & Co. International Limited

(“MSIL”) Facility. Under the MS-MSJL Facility, a group of banks is committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. Under the MS&Co. Facility, a group of banks is committed to provide up to $1.8 billion (as compared to $1.875 billion at November 30, 2002). Under the MSIL Facility, a group of banks is committed to provide up to $1.5 billion (as compared to $1.95 billion at November 30, 2002). For a more detailed discussion of the Company’s committed credit facilities, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Additionally, through one of its subsidiaries, the Company maintains several committed credit facilities to support the collateralized mortgage whole loan business. The banks are committed to provide up to an aggregate of $2.25 billion at May 31, 2003, as compared to $1.0 billion at November 30, 2002.

During the six month period ended May 31, 2003, the amount of financing that a group of banks are committed to provide under a credit facility that supports the short-term extendible asset-backed certificate program issued by the Discover Card Master Trust I increased from $1.1 billion to $1.3 billion.

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

In connection with certain over-the-counter trading agreements and certain term repurchase agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At May 31, 2003, the amount of additional collateral that would be required in the event of a one notch downgrade of the Company’s senior debt credit rating was approximately $890 million.

As of June 30, 2003, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Activity in the Six Month Period Ended May 31, 2003

During the six month period ended May 31, 2003, the Company issued senior notes aggregating $16.7 billion, including non-U.S. dollar currency notes aggregating $3.7 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates

(“LIBOR”) trading levels. At May 31, 2003, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $105.1 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

During the six month period ended May 31, 2003, the Company purchased approximately $350 million of its common stock through open market purchases at an average cost of $39.12 per share.

During the six month period ended May 31, 2003, Morgan Stanley Capital Trust III, a consolidated Delaware statutory trust (the “Capital Trust III”), all of the common securities of which are owned by the Company, issued $880 million of 6.25% Capital Securities (the “Capital Securities III”) that are guaranteed by the Company. The Capital Trust III issued the Capital Securities III and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due March 1, 2033.

During the quarter ended May 31, 2003, Morgan Stanley Capital Trust IV, a consolidated Delaware statutory trust (the “Capital Trust IV”), all of the common securities of which are owned by the Company, issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”) that are guaranteed by the Company. The Capital Trust IV issued the Capital Securities IV and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due April 1, 2033.

Commitments

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities and financing commitments as of May 31, 2003 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(dollars in millions)
Letters of credit(1)(2)	$7,766	$125	$—	$—	$7,891
Private equity and other principal investments(1)(3)	78	219	92	131	520
Investment grade lending commitments(1)(4)(6)	3,496	5,380	2,487	928	12,291
Non-investment grade lending commitments (1)(4)(6)	350	518	288	253	1,409
Commitments for secured lending transactions(1)(5)	3,465	2,454	325	—	6,244

Total	$15,155	$8,696	$3,192	$1,312	$28,355

(1)	See Note 9 to the condensed consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	This amount represents the Company’s commitments in connection with its private equity and other principal investment activities.
(4)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(5)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(6)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

The table above does not include commitments to extend credit for consumer loans of approximately $263 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At May 31, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $48 billion and $47 billion, respectively.

Less Liquid Assets

At May 31, 2003, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.3 billion, aircraft assets of $4.5 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At May 31, 2003, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s condensed consolidated statements of income. At May 31, 2003 and November 30, 2002, the Company had high-yield instruments owned with a market value of approximately $3.7 billion and $2.6 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $1.2 billion and $0.7 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At May 31, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $0.7 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.2 billion and $1.2 billion, respectively. In connection with these business activities (which include the loans and positions discussed above and the lending commitments included in the table on page 59), the Company had hedges with a notional amount of $3.9 billion at May 31, 2003 and $4.4 billion at November 30, 2002. Requests to provide loans or lending commitments in connection with investment banking activities will continue and may grow in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk.    The Company uses Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations. The Company’s VaR incorporates substantially all financial instruments generating market risk that are managed by the Company’s institutional trading businesses. A small proportion of trading positions generating market risk are not included in VaR (e.g., credit default baskets) and the modeling of the risk characteristics of some positions relies upon approximations that could be significant under certain circumstances (e.g., mortgage-backed securities prepayment risk). For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present: (1) the Company’s quarter-end VaR for each primary risk exposure and on an aggregate basis at May 31, 2003, February 28, 2003 and November 30, 2002; (2) the Company’s average daily VaR for each primary risk exposure and on an aggregate basis for the quarters ended May 31, 2003, February 28, 2003, and November 30, 2002; and (3) the Company’s quarterly average, high, and low VaR for each primary risk exposure and on an aggregate basis for the quarter ended May 31, 2003. Quarter-end VaR incorporates certain non-trading positions which are not included in average/high/low trading VaR, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. The incremental impact on VaR of these non-trading positions was not material as of May 31, 2003, February 28, 2003, and November 30, 2002 and, therefore, the table below does not separately report trading and non-trading VaRs.

	95%/One-Day VaR(1)			99%/One-Day VaR(1)
	At May 31, 2003	At February 28, 2003	At November 30, 2002	At May 31, 2003	At February 28, 2003	At November 30, 2002
Primary Market Risk Category	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Interest rate & credit spread	$25	$22	$26	$38	$38	$41
Equity price	15	18	10	21	25	14
Foreign exchange rate	10	8	4	15	13	6
Commodity price	21	27	15	33	42	22

Subtotal	71	75	55	107	118	83
Less diversification benefit(2)	33	35	23	53	61	35

Aggregate VaR	$38	$40	$32	$54	$57	$48

(1)	95% VaR represents the loss amount that one would not expect to exceed, on average, more than five times every one hundred trading days if the portfolio were held constant for a one-day period. 99% VaR represents the loss amount that one would not expect to exceed, on average, more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
(2)	Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

Aggregate VaR at May 31, 2003 decreased from the quarter ended February 28, 2003, driven by decreases in equity price and commodity price VaR. Although equity price VaR decreased as of quarter-end, average equity price VaR was largely unchanged from the previous quarter (see table below). Commodity price VaR, at both quarter-end and on an average basis, decreased primarily as a result of more moderate price levels resulting from reduced geopolitical uncertainties. Quarter-end foreign exchange rate VaR increased modestly from the previous quarter-end reflecting continued trading opportunities primarily related to U.S.-dollar volatility.

	Average Daily 95%/One-Day VaR			Average Daily 99%/One-Day VaR
	Quarter Ended May 31, 2003	Quarter Ended February 28, 2003	Quarter Ended November 30, 2002	Quarter Ended May 31, 2003	Quarter Ended February 28, 2003	Quarter Ended November 30, 2002
	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Primary Market Risk Category
Interest rate & credit spread	$25	$25	$25	$41	$42	$40
Equity price	16	17	10	23	24	15
Foreign exchange rate	7	7	4	11	12	6
Commodity price	17	19	16	27	29	23
Aggregate trading VaR	$36	$38	$36	$54	$52	$54

The tables below, which present average, high and low VaR for trading positions, provide a representative summary of the Company’s trading and related activities market-risk profile during the course of the quarter ended May 31, 2003.

	Daily 95%/One-Day VaR for the Quarter Ended May 31, 2003			Daily 99%/One-Day VaR for the Quarter Ended May 31, 2003
	High	Low	Average	High	Low	Average
	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Primary Market Risk Category
Interest rate & credit spread	$29	$23	$25	$51	$33	$41
Equity price	21	12	16	30	17	23
Foreign exchange rate	14	4	7	20	7	11
Commodity price	25	13	17	40	21	27
Aggregate trading VaR	$42	$32	$36	$62	$45	$54

The Company’s average 99%/one-day Aggregate trading VaR for the quarter ended May 31, 2003 was $54 million. Around this average, the Company’s Aggregate trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate trading VaR for its institutional trading activities and illustrates that, for more than 90% of trading days during the quarter ended May 31, 2003, Aggregate trading VaR ranged between $49 million and $61 million.

One method of evaluating the accuracy of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. For a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended May 31, 2003 for the Company’s institutional trading businesses (including net interest and commissions and excluding primary revenue credited to the institutional trading businesses). There were no days during the quarter ended May 31, 2003 in which the Company incurred daily trading losses in its institutional trading business in excess of the 99%/one-day Aggregate trading VaR.

As of May 31, 2003, interest rate risk exposure associated with the Company’s consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2002.

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

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at May 31, 2003. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities).

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Counterparty Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$879	$2,354	$2,612	$8,693	$(4,630)	$9,908	$4,916
AA	6,944	4,079	3,416	10,683	(6,587)	18,535	10,823
A	4,225	3,056	2,455	5,968	(3,068)	12,636	6,866
BBB	2,703	1,815	905	2,975	(1,137)	7,261	4,819
Non-investment grade	1,387	696	297	835	(324)	2,891	1,562
Unrated(4)	1,005	283	57	46	(15)	1,376	196

Total	$17,143	$12,283	$9,742	$29,200	$(15,761)	$52,607	$29,182

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at May 31, 2003, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net-Exposure Pre-Collateral	Net Exposure Post-Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,622	$9,262	$8,864	$28,672	$(14,739)	$36,681	$16,981
Foreign exchange forward contracts and options	6,696	451	73	25	(221)	7,024	6,451
Equity securities contracts (including equity swaps, warrants and options)	1,561	569	240	107	(132)	2,345	1,139
Commodity forwards, options and swaps	4,264	2,001	565	396	(669)	6,557	4,611

Total	$17,143	$12,283	$9,742	$29,200	$(15,761)	$52,607	$29,182

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,535	$9,073	$8,693	$20,694	$(14,739)	$29,256
Foreign exchange forward contracts and options	6,836	389	66	36	(221)	7,106
Equity securities contracts (including equity swaps, warrants and options)	879	879	283	241	(132)	2,150
Commodity forwards, options and swaps	4,005	1,462	453	200	(669)	5,451

Total	$17,255	$11,803	$9,495	$21,171	$(15,761)	$43,963

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

Each category of OTC derivative products in the above table includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the Company’s condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Note 1 to the condensed consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity range up to five years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

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

AOL Time Warner Litigation.    Beginning on April 11, 2003, the Company was named as a defendant in three cases involving AOL Time Warner. Those cases are (1) In re AOL Time Warner, Inc. Securities & “ERISA” Litigation, brought in the United States District Court for the Southern District of New York, as a purported class action; (2) Regents of the University of California, et al. v. Parsons, et al., brought in the Superior Court of the State of California, County of Los Angeles; and (3) Treasurer of New Jersey, et al. v. AOL Time Warner Inc., et al., brought in the Superior Court of New Jersey. All three cases also name as defendants AOL Time Warner, numerous individual defendants, Ernst & Young (AOL Time Warner’s auditors), and other underwriter defendants. All three complaints allege that AOL Time Warner issued false and misleading financial statements by inflating advertising revenues, among other things. In the aggregate, these complaints name the Company in its capacity as financial advisor to Time Warner in the merger of America Online and Time Warner, and as underwriter of bond offerings completed in April 2001 and April 2002. The complaints together allege violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) and Section 14(a) of the Exchange Act (and Rule 14a-9 thereunder) against the Company in connection with the merger registration statement, as well as various state laws, and violations of Section 11 and 12(a)(2) of the Securities Act in connection with the bond registration statements.

Coleman Litigation.    On May 8, 2003, a complaint captioned Coleman (Parent) Holdings Inc. v. Morgan Stanley & Co., Inc., was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida relating to Coleman (Parent) Holdings Inc.’s (“CPH”) receipt of 14.1 million shares of Sunbeam common stock when it sold its 82% interest in The Coleman Company (“Coleman”) to Sunbeam on March 30, 1998. The complaint alleges that the Company misrepresented Sunbeam’s financial condition, asserts that these actions induced CPH to enter into the transaction, and makes claims for fraudulent misrepresentation, aiding and abetting fraud, conspiracy and negligent misrepresentation. On May 12, 2003, Morgan Stanley Senior Funding, Inc. (“MSSF”) filed an action against MacAndrews & Forbes Holdings Inc. (the parent of CPH) and CPH in the same court, alleging fraud and negligent misrepresentation for losses MSSF incurred in connection with a loan it made to Sunbeam to finance Sunbeam’s acquisition of Coleman. The parties have answered the complaints, and on June 25, 2003, the Company moved to dismiss the CPH complaint.

(b)	The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003 and the Company’s Current Report on Form 8-K dated April 28, 2003.

Penalty Bid Litigation.    On June 9, 2003, plaintiffs filed a petition for certiorari with the United States Supreme Court from the decision of the U.S. Circuit Court of Appeals for the Second Circuit.

IPO Fee Litigation.    On June 24, 2003, defendants filed a supplemental brief supporting their motion to dismiss the purchaser class action on the further ground of standing. On June 26, 2003, the court denied defendants’ motion to dismiss both the purchaser class action and the issuer class action on grounds of implied immunity.

IPO Allocation Matters.    On May 16, 2003, the staff of the NASD informed the Company that it is considering recommending a disciplinary action against the Company.

On or about June 4, 2003, plaintiffs in Brenner, derivatively on behalf of Ask Jeeves v. Strauch, et al., voluntarily dismissed their appeal.

On June 26, 2003, in In re Initial Public Offering Securities Litigation, the plaintiffs announced a proposed settlement with the issuer defendants and their directors and officers under which insurers of the issuers would guarantee recovery of at least $1 billion by class members. If plaintiffs recover nothing from the underwriters, the issuers’ insurers would pay the entire $1 billion. To the extent plaintiffs recover amounts from the underwriters, those amounts would reduce the issuers’ insurers’ obligation. If plaintiffs recover in excess of $1 billion from the underwriters, the insurers would pay nothing. As part of the settlement, the settling issuer defendants would assign to the class members certain claims they may have against the underwriters.

Research Matters.    On May 30, 2003, the SEC issued a subpoena to the Company requesting documents and information in connection with its continuing investigation, focusing on supervision by the heads of equity research and investment banking as well as the chief executive officer. The SEC issued similar subpoenas to all of the firms that recently settled the research investigations.

Regarding the matter filed on May 8, 2002, the Court, on May 20, 2003, granted the Company’s motion to dismiss claims of a “purchaser class” but remanded to New York State court claims of a “holder class,” defined as those investors who purchased the subject securities prior to the issuance of any allegedly misleading research report.

On or about May 15, 2003, a purported class action, captioned Cannon v. Citigroup Global Markets, et al., was filed in the U.S. District Court for the District of Colorado, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, against all of the firms that recently settled the regulatory research investigations, based on alleged research conflicts of interest. The complaint largely reiterates the SEC complaints filed in connection with the research settlement.

On or about June 5, 2003, a purported class action, captioned Kraussmann v. Morgan Stanley & Co., Inc. and UBS Warburg LLC, was filed in the U.S. District Court for the Southern District of New York against the Company, on behalf of all purchasers of the common stock of Atmel Corporation. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder. It is based largely on portions of the SEC complaint filed in connection with the research settlement, and claims that the Company failed to ensure disclosure was made that a portion of the underwriting fees was allocated to other broker-dealers serving as underwriters or syndicate members to publish research reports on the issuer.

On or about June 19, 2003, a purported shareholder derivative action, captioned Striffler v. Purcell, et al., was filed in the Supreme Court of the State of New York, against the Company’s Board of Directors for alleged breaches of fiduciary duty in connection with the research investigations and the recent settlement with the regulators.

On or about June 24, 2003, the Attorney General of West Virginia filed suit in the Circuit Court of Marshall County, West Virginia, against the Company and all of the other firms that recently settled the research investigations, repeating the allegations from the SEC complaints. The complaint alleges violations of state law and seeks monetary penalties.

In one of the three consolidated actions filed beginning on August 30, 2002, the court, on June 30, 2003, dismissed the complaint for the second time, this time with prejudice.

Electricity Trading Matters.    On June 25, 2003, the Federal Energy Regulatory Commission (“FERC”) adopted underlying administrative law judge rulings in the various long-term contract cases and denied the relief sought in all cases against Morgan Stanley. Also on June 25, 2003, FERC adopted its staff’s recommendation and ordered that over 50 market participants, including Morgan Stanley, show cause why certain of their trading in California markets did not violate market tariffs.

Mutual Fund Matters.    On April 29, 2003, the SEC commenced a formal investigation into the Company’s mutual fund sales practices. The Company is cooperating with the SEC and other regulatory agencies on requests for documents and information.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 11, 2003.

The stockholders voted on proposals to elect one class of directors for a three-year term and to ratify the appointment of Deloitte & Touche LLP as independent auditors. The stockholders also acted on a stockholder proposal seeking to declassify the Board of Directors and a proposal from the floor, designated as Proposal 1A, requesting that the Board adopt a policy to correct certain alleged injustices.

The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 19, 2003. In addition, Robert P. Bauman, Edward A. Brennan, John E. Jacob, Charles F. Knight, John W. Madigan, Miles L. Marsh and Laura D’Andrea Tyson will continue to serve on the board. The stockholder proposal was approved and the floor proposal was defeated. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of the stockholders as follows:

	For	Against/ Withheld	Abstain	Broker Non-vote
Election of Directors:
Nominee:
Philip J. Purcell	868,243,312	44,933,577	*	*
Robert G. Scott	883,054,509	30,122,380	*	*
C. Robert Kidder	868,808,814	44,368,075	*	*
Michael A. Miles	875,039,904	38,136,985	*	*

Ratification of Independent Auditors:	887,296,307	18,191,343	7,689,239	*

Stockholder Proposal:	449,253,026	314,036,629	14,461,416	135,406,372

Proposal 1A:	50	913,173,270	0	*

*	Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b)  Reports on Form 8-K

Form 8-K dated March 3, 2003 reporting Item 5 and Item 7.

Form 8-K dated March 20, 2003 reporting Item 5 and Item 7 in connection with the announcement of the Company’s financial results for the fiscal quarter ended February 28, 2003.

Form 8-K dated March 24, 2003 reporting Item 5 and Item 7.

Form 8-K dated April 28, 2003 reporting Item 5.

Form 8-K dated April 30, 2003 reporting Item 5 and Item 7.

Form 8-K dated May 30, 2003 reporting Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ ALEXANDER C. FRANK

Alexander C. Frank, Controller and Treasurer

By:	/s/ DAVID S. MOSER

David S. Moser, Principal Accounting Officer

Date: July 11, 2003

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

Date: July 11, 2003

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

Date: July 11, 2003

/s/ STEPHEN S. CRAWFORD

Stephen S. Crawford Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2003

Exhibit No.	Description

4	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 10, 2003, concerning unaudited interim financial information.

23.1	Consent of BK Associates, Inc.

23.2	Consent of Morten Beyer & Agnew, Inc.

23.3	Consent of Airclaims Limited.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1