Form 10-Q
period 2003-08-31
MORGAN STANLEY
filed 2003-10-14
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

As of September 30, 2003, there were 1,083,043,299 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended August 31, 2003

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

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2003	November 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$24,272	$29,212
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $23,906 at August 31, 2003 and $27,721 at November 30, 2002)	33,115	38,411
Financial instruments owned (approximately $66 billion at August 31, 2003 and $71 billion at November 30, 2002 were pledged to various parties):
U.S. government and agency securities	27,222	32,474
Other sovereign government obligations	18,493	27,694
Corporate and other debt	71,654	55,254
Corporate equities	22,792	21,996
Derivative contracts	43,506	35,615
Physical commodities	656	355
Securities purchased under agreements to resell	74,271	76,910
Securities received as collateral	22,320	12,200
Securities borrowed	162,366	130,404
Receivables:
Consumer loans (net of allowances of $988 at August 31, 2003 and $928 at November 30, 2002)	18,449	23,014
Customers, net	34,391	22,262
Brokers, dealers and clearing organizations	5,625	2,250
Fees, interest and other	4,638	4,892
Office facilities, at cost (less accumulated depreciation and amortization of $2,475 at August 31, 2003 and $2,206 at November 30, 2002)	2,354	2,270
Aircraft under operating leases (less accumulated depreciation of $968 at August 31, 2003 and $769 at November 30, 2002)	4,472	4,849
Goodwill	1,466	1,449
Other assets	8,570	7,988

Total assets	$580,632	$529,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper and other short-term borrowings	$28,782	$50,789
Deposits	13,312	13,757
Financial instruments sold, not yet purchased:
U.S. government and agency securities	16,883	13,235
Other sovereign government obligations	24,567	11,679
Corporate and other debt	11,116	12,240
Corporate equities	20,257	18,320
Derivative contracts	36,008	28,985
Physical commodities	3,223	1,833
Securities sold under agreements to repurchase	139,890	136,463
Obligation to return securities received as collateral	22,320	12,200
Securities loaned	57,490	43,229
Payables:
Customers	95,896	88,229
Brokers, dealers and clearing organizations	4,857	4,610
Interest and dividends	2,512	3,363
Other liabilities and accrued expenses	13,641	12,245
Long-term borrowings	63,295	55,161

	554,049	506,338

Capital Units	66	66

Preferred Securities Subject to Mandatory Redemption	2,810	1,210

Commitments and contingencies
Shareholders’ equity:
Common stock ($0.01 par value, 3,500,000,000 shares authorized, 1,211,699,552 and 1,211,685,904 shares issued, 1,088,107,975 and 1,081,417,377 shares outstanding at August 31, 2003 and November 30, 2002, respectively)	12	12
Paid-in capital	3,288	3,678
Retained earnings	27,270	25,250
Employee stock trust	2,778	3,003
Accumulated other comprehensive income (loss)	(239)	(251)

Subtotal	33,109	31,692
Note receivable related to ESOP	(8)	(13)
Common stock held in treasury, at cost ($0.01 par value, 123,591,577 and 130,268,527 shares at August 31, 2003 and November 30, 2002, respectively)	(6,616)	(7,176)
Common stock issued to employee trust	(2,778)	(2,618)

Total shareholders’ equity	23,707	21,885

Total liabilities and shareholders’ equity	$580,632	$529,499

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$608	$470	$1,733	$1,807
Principal transactions:
Trading	2,105	469	5,244	2,297
Investments	38	(64)	75	(47)
Commissions	775	854	2,157	2,531
Fees:
Asset management, distribution and administration	956	969	2,733	3,030
Merchant and cardmember	340	359	1,042	1,048
Servicing	462	510	1,532	1,556
Interest and dividends	3,534	4,376	11,015	12,089
Other	111	216	310	543

Total revenues	8,929	8,159	25,841	24,854
Interest expense	3,368	3,188	9,116	8,968
Provision for consumer loan losses	310	332	955	1,017

Net revenues	5,251	4,639	15,770	14,869

Non-interest expenses:
Compensation and benefits	1,938	2,064	6,763	6,794
Occupancy and equipment	191	198	582	604
Brokerage, clearing and exchange fees	212	207	605	566
Information processing and communications	313	341	945	1,000
Marketing and business development	199	285	711	781
Professional services	283	273	767	748
Other	238	302	1,179	813

Total non-interest expenses	3,374	3,670	11,552	11,306

Income before income taxes and dividends on preferred securities subject to mandatory redemption	1,877	969	4,218	3,563
Provision for income taxes	561	337	1,336	1,242
Dividends on preferred securities subject to mandatory redemption	47	21	109	65

Net income	$1,269	$611	$2,773	$2,256

Earnings per common share:
Basic	$1.18	$0.57	$2.57	$2.08

Diluted	$1.15	$0.55	$2.52	$2.03

Average common shares outstanding:
Basic	1,077,680,996	1,081,708,833	1,077,140,296	1,084,059,497

Diluted	1,100,593,303	1,105,494,894	1,098,234,894	1,111,980,428

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income	$1,269	$611	$2,773	$2,256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14)	17	25	34
Net change in cash flow hedges	46	(30)	(13)	3

Comprehensive income	$1,301	$598	$2,785	$2,293

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended August 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$2,773	$2,256
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Non-cash charges (credits) included in net income:
Gain on sale of building and sale of self-directed online brokerage accounts	—	(125)
Aircraft impairment charge	287	74
Aircraft asset charge	36	—
Other non-cash charges included in net income	1,464	1,695
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	5,296	6,024
Financial instruments owned, net of financial instruments sold, not yet purchased	11,995	(11,048)
Securities borrowed, net of securities loaned	(17,701)	(1,947)
Receivables and other assets	(14,689)	5,718
Payables and other liabilities	8,469	249

Net cash (used for) provided by operating activities	(2,070)	2,896

Cash flows from investing activities:
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(523)	(857)
Net principal disbursed on consumer loans	(6,361)	(8,362)
Sales of consumer loans	9,972	5,514
Sale of self-directed online brokerage accounts	—	98

Net cash provided by (used for) investing activities	3,088	(3,607)

Cash flows from financing activities:
Net (payments for) proceeds from:
Short-term borrowings	(22,007)	5,931
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell, and certain derivatives financing activities	8,203	(8,073)
Deposits	(445)	1,435
Net proceeds from:
Issuance of common stock	172	145
Issuance of put options	—	6
Issuance of long-term borrowings	18,182	10,338
Issuance of Preferred Securities Subject to Mandatory Redemption	2,000	—
Payments for:
Repurchases of common stock	(350)	(671)
Repayments of long-term borrowings	(10,566)	(5,934)
Redemption of Preferred Securities Subject to Mandatory Redemption	(400)	—
Redemption of Cumulative Preferred Stock	—	(345)
Cash dividends	(747)	(752)

Net cash (used for) provided by financing activities	(5,958)	2,080

Net (decrease) increase in cash and cash equivalents	(4,940)	1,369
Cash and cash equivalents, at beginning of period	29,212	26,596

Cash and cash equivalents, at end of period	$24,272	$27,965

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

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation, and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), for variable interests obtained after January 31, 2003, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 13). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs, which approximate fair value. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the Company’s condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

During the third quarter of fiscal 2003, in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company modified its classification within the condensed consolidated statement of cash flows of the activity associated with certain derivative financial instruments. The activity related to derivative financial instruments entered into or modified after June 30, 2003, and that have been determined to contain a financing element at inception where the Company is deemed the borrower, are now included within “Cash flows from financing activities.” Prior to July 1, 2003, the activity associated with such derivative financial instruments is included within “Cash flows from operating activities.”

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

Changes in the carrying amount of the Company’s goodwill for the nine month period ended August 31, 2003, were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2002	$4	$478	$967	$1,449
Translation adjustments	—	13	—	13
Other	4	—	—	4

Balance as of August 31, 2003	$8	$491	$967	$1,466

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Securities Financing and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is to take possession of securities purchased under agreements to resell. Securities borrowed and securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions.

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

	At August 31, 2003	At November 30, 2002
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$8,762	$9,144
Other sovereign government obligations	147	83
Corporate and other debt	10,019	9,026
Corporate equities	5,693	1,849

Total	$24,621	$20,102

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2003 and November 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $471 billion and $376 billion, respectively, and the fair value of the portion that has been sold or repledged was $431 billion and $344 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $1.8 billion at August 31, 2003, the majority of which were related to U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Gains or losses at the time of securitization, if any, were not material to the Company’s results of operations, and the assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the nine months ended August 31, 2003 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at August 31, 2003 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Residential Mortgage Loans		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,123		$370		$166
Weighted average life (in months)	88		20		72
Credit losses (rate per annum)	—		0.20-22.62%		0.42-11.35%
Impact on fair value of 10% adverse change	—		$(31)		$(1)
Impact on fair value of 20% adverse change	—		$(57)		$(2)
Weighted average discount rate (rate per annum)	7.45%		17.76%		5.50%
Impact on fair value of 10% adverse change	$(37)		$(9)		$(3)
Impact on fair value of 20% adverse change	$(70)		$(18)		$(5)
Prepayment speed assumption	170-681	PSA	366-1136	PSA	—
Impact on fair value of 10% adverse change	$(9)		$(28)		—
Impact on fair value of 20% adverse change	$(16)		$(34)		—

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the key assumptions.

In connection with its Institutional Securities business, during the nine month period ended August 31, 2003, the Company received $54.7 billion of proceeds from new securitization transactions and $3.6 billion of cash flows from retained interests in securitization transactions.

4.    Consumer Loans.

Consumer loans were as follows:

	At August 31, 2003	At November 30, 2002
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$19,437	$23,942
Less:
Allowance for consumer loan losses	988	928

Consumer loans, net	$18,449	$23,014

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(dollars in millions)
Balance beginning of period	$975	$899	$928	$847
Additions:
Provision for consumer loan losses	310	332	955	1,017
Deductions:
Charge-offs	328	333	976	1,012
Recoveries	(31)	(29)	(81)	(75)

Net charge-offs	297	304	895	937

Balance end of period	$988	$927	$988	$927

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $67 million and $202 million in the quarter and nine month period ended August 31, 2003 and $53 million and $163 million in the quarter and nine month period ended August 31, 2002. Cardmember fees accrued on general purpose credit loans subsequently charged-off, recorded as a reduction to merchant and cardmember fee revenue, was $43 million and $133 million in the quarter and nine month period ended August 31, 2003 and $38 million and $120 million in the quarter and nine month period ended August 31, 2002.

At August 31, 2003, the Company had commitments to extend credit for consumer loans of approximately $262 billion. Commitments to extend credit arise from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments, substantially all of which the Company can terminate at any time and do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $1,241 million and $9,972 million in the quarter and nine month period ended August 31, 2003 and $1,057 million and $5,514 million in the quarter and nine month period ended August 31, 2002.

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

Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. On December 4, 2002, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with other bank regulatory agencies, issued guidance, Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations, for the purpose of clarifying the treatment of accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables as a subordinated retained interest for accounting purposes. At August 31, 2003, the accrued interest receivable was $0.6 billion and is recorded in Other assets. Including this accrued interest receivable amount, at August 31, 2003 the Company had $8.7 billion of retained interests, including $5.5 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the nine months ended August 31, 2003, the Company completed credit card asset securitizations of $5.7 billion and recognized net securitization gains of $37 million as servicing fees in the Company’s condensed consolidated statements of income. The uncollected balances of general purpose credit card loans sold through asset securitizations were $31.9 billion at August 31, 2003 and $29.0 billion at November 30, 2002.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine months ended August 31, 2003 were as follows:

Weighted average life (in months)	5.6-7.1
Payment rate (rate per month)	14.89-18.00%
Credit losses (rate per annum)	3.86-6.90%
Discount rate (rate per annum)	14.00%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At August 31, 2003
Residual Interests (carrying amount/fair value)	$264
Weighted average life (in months)	5.6
Weighted average payment rate (rate per month)	17.97%
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 20% adverse change	$(34)
Weighted average credit losses (rate per annum)	6.87%
Impact on fair value of 10% adverse change	$(79)
Impact on fair value of 20% adverse change	$(158)
Weighted average discount rate (rate per annum)	14.00%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(6)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

Nine Months Ended August 31, 2003
Proceeds from new credit card asset securitizations	$5.7
Proceeds from collections reinvested in previous credit card asset securitizations	$45.8
Contractual servicing fees received	$0.5
Cash flows received from retained interests	$1.3

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At August 31, 2003		Nine Months Ended August 31, 2003
	Loans Outstanding	Loans Delinquent	Average Loans	Net Credit Losses
Managed general purpose credit card loans	$50.0	$3.0	$51.5	$2.5
Less: Securitized general purpose credit card loans	31.9

Owned general purpose credit card loans	$18.1

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Borrowings.

Long-term borrowings at August 31, 2003 scheduled to mature within one year aggregated $11,637 million.

During the nine month period ended August 31, 2003, the Company issued senior notes aggregating $18,759 million, including non-U.S. dollar currency notes aggregating $4,927 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2003, $12 million; 2004, $732 million; 2005, $2,176 million; 2006, $1,951 million; 2007, $350 million; and thereafter, $13,538 million. In the nine month period ended August 31, 2003, $10,566 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at August 31, 2003.

6.    Capital Units and Preferred Securities Subject to Mandatory Redemption.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both August 31, 2003 and November 30, 2002.

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

Morgan Stanley Capital Trust II (“Capital Trust II”), Morgan Stanley Capital Trust III (“Capital Trust III”), Morgan Stanley Capital Trust IV (“Capital Trust IV”) and Morgan Stanley Capital Trust V (“Capital Trust V”) are consolidated Delaware statutory trusts (all of the common securities of which are owned by the Company) and have Capital Securities outstanding. The trusts invested the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company in junior subordinated deferrable interest debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

During the nine month period ended August 31, 2003, Capital Trust III issued $880 million of 6.25% Capital Securities (the “Capital Securities III”), Capital Trust IV issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”) and Capital Trust V issued $500 million of 5.75% Capital Securities (the “Capital Securities V”).

During the quarter ended August 31, 2003, the Company redeemed all $400 million of its 7.10% Junior Subordinated Deferrable Interest Debentures held by MSDW Capital Trust I. The Company also simultaneously redeemed all of the outstanding 7.10% Capital Securities of MSDW Capital Trust I at a redemption price of $25 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust II, Capital Trust III, Capital Trust IV and Capital Trust V and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust II	Capital Trust III	Capital Trust IV	Capital Trust V
Issuance Date	July 19, 2001	February 27, 2003	April 21, 2003	July 16, 2003
Preferred securities issued	32,400,000	35,200,000	24,800,000	20,000,000
Liquidation preference per security	$25	$25	$25	$25
Liquidation value (in millions)	$810	$880	$620	$500
Coupon rate	7.25%	6.25%	6.25%	5.75%
Distribution payable	Quarterly	Quarterly	Quarterly	Quarterly
Distributions guaranteed by	Morgan Stanley	Morgan Stanley	Morgan Stanley	Morgan Stanley
Mandatory redemption date	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)	July 15, 2033(4)
Redeemable by issuer on or after(6)	July 31, 2006	March 1, 2008	April 21, 2008	July 16, 2008

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(5)	$835	$907	$639	$515
Coupon rate	7.25%	6.25%	6.25%	5.75%
Interest payable	Quarterly	Quarterly	Quarterly	Quarterly
Maturity date	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)	July 15, 2033(4)
Redeemable by issuer on or after(6)	July 31, 2006	March 1, 2008	April 21, 2008	July 16, 2008

(1)	May be extended to a date not later than July 31, 2050.
(2)	May be extended to a date not later than March 1, 2052.
(3)	May be extended to a date not later than April 1, 2052.
(4)	May be extended to a date not later than July 16, 2052.
(5)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.
(6)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.

As of September 1, 2003, in connection with the Company’s adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” Preferred Securities Subject to Mandatory Redemption of $2,810 million will be reclassified and reported within Long-term borrowings, and the associated financing costs will be recorded within interest expense.

In addition, based on the most recent interpretation of FIN 46, the Company may deconsolidate all of its statutory trusts (Capital Trust II, III, IV and V) in the first quarter of fiscal 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts would be included within the Long-term borrowings of the Company, and the common securities issued by the trusts and owned by the Company would be recorded by the Company as an asset. In addition, the Capital Securities issued by the statutory trusts would no longer be included in the Company’s consolidated statement of financial condition. The impact of the deconsolidation of the statutory trusts will not have a material effect on the Company’s consolidated financial position or results of operations.

7.    Common Stock and Shareholders’ Equity.

MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and the Commodity Futures Trading Commission. MS&Co. and MSDWI have

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,165 million at August 31, 2003, which exceeded the amount required by $3,476 million. MSDWI’s net capital totaled $1,065 million at August 31, 2003, which exceeded the amount required by $970 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2003, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

During the nine month periods ended August 31, 2003 and 2002, the Company purchased approximately $350 million and $671 million of its common stock, respectively, through open market purchases at an average cost of $39.12 and $49.34 per share, respectively.

8.    Earnings per Share.

Basic EPS reflects no dilution from common stock equivalents. Diluted EPS reflects dilution from common stock equivalents and other dilutive securities based on the average price per share of the Company’s common stock during the period. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Basic EPS:
Net income available to common shareholders	$1,269	$611	$2,773	$2,256

Weighted-average common shares outstanding	1,078	1,082	1,077	1,084

Basic EPS	$1.18	$0.57	$2.57	$2.08

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Diluted EPS:
Net income available to common shareholders	$1,269	$611	$2,773	$2,256

Weighted-average common shares outstanding	1,078	1,082	1,077	1,084
Effect of dilutive securities:
Stock options	22	23	20	27
Convertible debt	1	1	1	1

Weighted-average common shares outstanding and common stock equivalents	1,101	1,106	1,098	1,112

Diluted EPS	$1.15	$0.55	$2.52	$2.03

At August 31, 2003, approximately 63 million stock options were outstanding that were excluded from the computation of diluted EPS, as the exercise price of such options exceeded the average price per share of the Company’s common stock for the three and nine month periods ended August 31, 2003.

9.    Commitments and Contingencies.

At August 31, 2003 and November 30, 2002, the Company had approximately $5.6 billion and $3.6 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

At August 31, 2003, the Company had $471 million of commitments in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients, that may subject the Company to increased credit and liquidity risks.

In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At August 31, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.2 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $1.2 billion, respectively. At both August 31, 2003 and November 30, 2002, the Company’s aggregate investment grade lending commitments were $13.8 billion and its aggregate non-investment grade lending commitments were $1.1 billion and $1.3 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges with a notional amount of $4.0 billion at August 31, 2003 and $4.4 billion at November 30, 2002.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At August 31, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $35 billion and $34 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at August 31, 2003 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at August 31, 2003 and November 30, 2002 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At August 31, 2003		At November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$26,827	$19,435	$25,456	$18,225
Foreign exchange forward contracts and options	4,033	3,792	2,308	2,508
Equity securities contracts (including equity swaps, warrants and options)	6,310	7,594	3,933	4,472
Commodity forwards, options and swaps	6,336	5,187	3,918	3,780

Total	$43,506	$36,008	$35,615	$28,985

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As previously disclosed, the Company has been reviewing its segment allocation methodology. This review resulted in the reallocation of certain revenues and expenses in the third quarter of fiscal 2003 among the Company’s business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company believes that the results of these reallocations better reflect the economics of each business segment by representing transactions as if conducted between a segment and an external party. Prior periods have been restated to reflect these segment allocation changes. While the segment allocation changes had no effect on the Company’s consolidated net income, they affected the net income of each segment.

The principal revenues and expenses that have been reallocated among the segments are:

•	Retail Customer Fixed Income Transactions. The results of the individual fixed income business are now allocated between Institutional Securities and Individual Investor Group to reflect the relative value from both the execution of the retail customer trading activities through Institutional Securities and the retail customer relationship management through Individual Investor Group. Previously, the trading results of this business were reflected entirely in Institutional Securities.

•	Money Market Funds. Retail customers of Individual Investor Group invest in money market funds managed by the Company. A percentage of the fund management fees associated with these investments is now allocated to Individual Investor Group. Previously, all of these fees were reflected in Investment Management.

•	Transfer Agency Costs. Individual Investor Group provides certain transfer agency-related activities for mutual funds, including funds managed by the Company. Investment Management receives revenues from these funds and now reimburses certain transfer agency-related costs, including costs related to mailings, to Individual Investor Group. Previously, these costs were not reimbursed by Investment Management.

•

Certain Mutual Fund Distribution Fees.    Certain retail customers invest in shares of mutual funds managed by the Company. The segment results now reflect the establishment of a third party distribution relationship between Investment Management and Individual Investor Group relating to the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales of these funds. Accordingly, Investment Management now reports the distribution fees, contingent deferred sales charge revenues and commission expenses paid to Individual Investor Group associated with these sales. Individual Investor Group results now reflect these commission revenues associated with current period sales. Previously, all of the revenues and expenses associated with these transactions were reported by Individual Investor Group.

As a result of treating these intersegment transactions as transactions with external parties, the Company has included a new “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. The net income in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group and the related compensation costs paid to Individual Investor Group’s financial advisors.

Selected financial information for the Company’s segments is presented below:

Three Months Ended August 31, 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,003	$1,000	$655	$510	$(83)	$5,085
Net interest	(210)	54	(2)	324	—	166

Net revenues	$2,793	$1,054	$653	$834	$(83)	$5,251

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$1,204	$193	$157	$292	$31	$1,877
Provision for income taxes	332	68	41	107	13	561
Dividends on preferred securities subject to mandatory redemption	47	—	—	—	—	47

Net income	$825	$125	$116	$185	$18	$1,269

Three Months Ended August 31, 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$1,383	$963	$637	$549	$(81)	$3,451
Net interest	734	65	5	384	—	1,188

Net revenues	$2,117	$1,028	$642	$933	$(81)	$4,639

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$418	$35	$165	$316	$35	$969
Provision for income taxes	133	17	68	107	12	337
Dividends on preferred securities subject to mandatory redemption	21	—	—	—	—	21

Net income	$264	$18	$97	$209	$23	$611

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended August 31, 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$7,839	$2,771	$1,854	$1,639	$(232)	$13,871
Net interest	768	157	(3)	977	—	1,899

Net revenues	$8,607	$2,928	$1,851	$2,616	$(232)	$15,770

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$2,545	$306	$390	$884	$93	$4,218
Provision for income taxes	725	120	125	327	39	1,336
Dividends on preferred securities subject to mandatory redemption	109	—	—	—	—	109

Net income	$1,711	$186	$265	$557	$54	$2,773

Nine Months Ended August 31, 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$5,371	$2,941	$2,082	$1,618	$(264)	$11,748
Net interest	1,901	193	15	1,012	—	3,121

Net revenues	$7,272	$3,134	$2,097	$2,630	$(264)	$14,869

Income before income taxes and dividends on preferred securities subject to mandatory redemption	$1,909	$130	$550	$879	$95	$3,563
Provision for income taxes	625	60	216	310	31	1,242
Dividends on preferred securities subject to mandatory redemption	65	—	—	—	—	65

Net income	$1,219	$70	$334	$569	$64	$2,256

Total Assets(1)(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
August 31, 2003	$536,612	$14,063	$5,912	$24,358	$(313)	$580,632

November 30, 2002	$484,891	$11,054	$5,508	$28,443	$(397)	$529,499

(1)	Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2)	Corporate assets have been fully allocated to the Company’s business segments.

12.    Asset Impairment.

As disclosed in Note 19 to the Company’s consolidated financial statements included in the Form 10-K, the Company has determined to use “market value” estimates provided by independent appraisers to estimate fair value for its impaired aircraft. Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value”. The charge is reflected in Other expenses in the Company’s condensed consolidated statements of income. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment (see Note 11).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the quarter ended May 31, 2003, the Company reviewed its aircraft assets for impairment. The Company believed that the review was necessary given the difficult conditions existing in the commercial aircraft industry during

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the quarter, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. To determine each aircraft’s fair value, the Company used market value estimates provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million based on the average market value provided by independent appraisers in the quarter ended May 31, 2003. The impairment charge is included within Other expenses in the Company’s condensed consolidated statement of income.

The Company has followed a valuation methodology designed to align the changes in projected undiscounted cash flows for impaired aircraft with the change in carrying value of such aircraft. Under this methodology, the Company calculated the $36 million impairment charge in the quarter ended February 28, 2003 using the highest portfolio valuation provided by the appraisers and calculated the $287 million impairment charge recorded in the quarter ended May 31, 2003 based on the average of the three appraisal values. The Company has determined that future impairment charges, if required, will be based upon the average market appraisal values from independent appraisers. If the average market appraisal values had been used to measure impairment in each of the prior quarters in which impairment was recognized pre-tax income would have differed as follows:

Change in Pre-Tax Income Increase (Decrease)
(in millions)
Quarter Ended:
November 30, 2001	$(70.9)
February 28, 2002	1.0
May 31, 2002	1.5
August 31, 2002	(71.9)
November 30, 2002	2.7
February 28, 2003	38.3
May 31, 2003	97.0

Aggregate Difference	$(2.3)

The current market environment continues to be characterized by distressed sellers and limited sales activity. If the Company chose to liquidate its entire fleet ($4.5 billion carrying value at August 31, 2003) at this time, which is not currently contemplated, the Company believes that, given these distressed market conditions and based upon the range of values provided by independent appraisers at the last impairment date, it could be forced to accept a value for its entire fleet that is substantially lower (up to approximately 30%) than the carrying value of the fleet. The Company has not recorded an impairment charge of this magnitude because at the last impairment date there was no indication of impairment for the majority of the individual aircrafts as their undiscounted cash flows exceeded their respective carrying values.

13.    Variable Interest Entities.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. Therefore, the Company plans to adopt FIN 46 in the first quarter of fiscal 2004 for VIEs in which it holds a variable interest that it had acquired before February 1, 2003. For these variable interests, the Company will consolidate, in the first quarter of fiscal 2004, those VIEs (including financial asset-backed securitization, credit-linked note, structured note, municipal bond trust, collateralized loan obligation and exchangeable trust entities) in which the Company is the primary beneficiary. This accounting change is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position. In limited instances, the Company may deconsolidate VIEs for which it is not the primary beneficiary as a result of the adoption of FIN 46 in the first quarter of fiscal 2004. This is further discussed in Note 6 with respect to the statutory trust entities (Capital Trusts II, III, IV and V.) The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

At August 31, 2003, in connection with its Institutional Securities business, the aggregate size of VIEs, including collateralized debt obligation and municipal bond trust entities, for which the Company was the primary beneficiary of the entities was approximately $450 million, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated was to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate customer investment objectives. The municipal bond transactions were also executed as a means of selling financial assets. The Company retained either the entire class or a majority of the class of subordinated notes and as a result bears the majority of the expected losses of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For the collateralized debt obligation entity, the liabilities include an embedded derivative that the Company has bifurcated in accordance with SFAS No. 133. For the municipal bond trust entities, the Company treats the transfers of assets as secured borrowings and then consolidates the entities. The beneficial interests of these consolidated entities are payable solely from the cash flows of the related collateral. At August 31, 2003, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which were acquired after January 31, 2003 and consist of subordinated and other classes of beneficial interests, was approximately $1.3 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing and collateralized debt obligation entities, was approximately $863 million, which represents the Company’s maximum exposure to loss at August 31, 2003.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-Q for the first quarter of fiscal 2004 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus required to consolidate the VIE in the first quarter of fiscal 2004. At August 31, 2003, in connection with its Institutional Securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $2.4 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization, credit-linked note, collateralized bond obligation, exchangeable trust, municipal bond trust and structured note entities, was approximately $425 million, which represents the Company’s maximum exposure to loss at August 31, 2003. The Company hedges the risks inherent in its variable interest holdings thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks. In connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the aggregate size of a potential VIE at August 31, 2003 was approximately $713 million where it is reasonably possible that the Company will be the primary beneficiary in the first quarter of fiscal 2004. The Company’s variable interests associated with this VIE was approximately $0.7 million, which represents the Company’s maximum exposure to loss at August 31, 2003.

The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of its Institutional Securities business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company at the end of the first quarter of fiscal 2004.

14.    Guarantees.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. The Company has also entered into liquidity facilities with special purpose entities (“SPEs”) and other counterparties whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities. Market value guarantees are issued to guarantee return of principal invested to fund investors associated with certain European equity funds and to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. The guarantees associated with certain European equity funds are designed to provide for any shortfall between the market value of the underlying fund assets and invested principal and a stipulated return amount. The guarantees provided to investors in certain affordable housing tax credit funds are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund.

The table below summarizes certain information regarding these guarantees at August 31, 2003:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$310,518	$136,336	$144,541	$144,675	$736,070	$16,062	$66
Standby letters of credit and other financial guarantees	487	238	89	23	837	14	90
Market value guarantees	—	13	107	202	322	19	24
Liquidity facilities	475	—	20	218	713	—	—

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

The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defaulting members of the exchange or clearinghouse. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at August 31, 2003 was $123 million. As of August 31, 2003, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $64 million.

As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At August 31, 2003, the maximum potential amount of future payments the Company may be required to make under its surety bond was $184 million, which represents the value of the marketable securities pledged by the borrowers as collateral in lieu of a cash down payment. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and chargeback the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s actual potential loss exposure based on the Company’s historical experience. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember airline ticket transaction volume as of August 31, 2003 to the extent that such travel has not yet occurred.

During the quarter and nine months ended August 31, 2003, the Company incurred losses related to merchant chargebacks of $3 million and $12 million, respectively, and processed aggregate credit card transaction volume of $24.8 billion and $74.8 billion, respectively. The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at August 31, 2003. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At August 31, 2003, the Company had settlement withholdings and escrow deposits of $37 million.

The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and are therefore generally short-term in nature. The maximum potential amount of future payments that the Company could be required to make can not be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor and therefore no contingent liability has been recorded.

15.    Equity-Based Compensation Program.

Effective December 1, 2002, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method (see Note 2 to the Company’s consolidated financial statements included in the Form 10-K). The Company now records compensation expense based upon the fair value of stock-based awards (both restricted stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25, the Company recognized compensation expense for restricted stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

During the third quarter of fiscal 2003, the Company completed an extensive analysis of its stock-based compensation program and revised elements of its program to encourage and incent long-term performance, enhance employee retention, and better align employee and shareholder interests. The revisions to fiscal 2003 awards will include extending the vesting and non-compete provisions and raising the eligibility requirements to participate in such awards.

As a result of the revisions to its stock-based compensation program, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of 3 or 4 years, including the year of grant. Historically, the service period for stock-based awards was deemed to be the year of grant.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The year-to-date impact of these revisions is included in the Company’s compensation and benefits expense for the third quarter of fiscal 2003. The effect of the changes for the quarter and nine month period ended August 31, 2003 reduced compensation and benefits expense by $519 million as compared to the quarter and nine month period expense had the Company continued to recognize the full expense in the year of grant. Net income increased by $350 million (or $0.32 per share) in the quarter and nine month period ended August 31, 2003 as compared to the quarter and nine month period net income had the Company continued to recognize the full expense in the year of grant.

16.    Stock Option Awards.

Effective for fiscal 2003, the Company adopted the fair value-based method of SFAS No. 123, using the prospective adoption method. Under this method of adoption, compensation expense is recognized based on the fair value of stock options and restricted stock granted during fiscal 2003 and future years.

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

The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all awards in each period:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(dollars in millions)
Net income, as reported	$1,269	$611	$2,773	$2,256
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	1	—	4	—
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(5)	(4)	(34)

Pro forma net income	$1,269	$606	$2,773	$2,222

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Earnings per share:
Basic—as reported	$1.18	$0.57	$2.57	$2.08

Basic—pro forma	$1.18	$0.56	$2.57	$2.05

Diluted—as reported	$1.15	$0.55	$2.52	$2.03

Diluted—pro forma	$1.15	$0.55	$2.52	$1.99

The weighted average fair value at date of grant for stock options granted during the quarters ended August 31, 2003 and 2002 was $15.20 and $17.21 per option, respectively. The weighted average fair value at date of grant for stock options granted during the nine month periods ended August 31, 2003 and 2002 was $14.74 and $24.05 per option, respectively. The fair value of stock options at date of grant was estimated using the Black-Scholes option pricing model.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Restructuring and Other Charges.

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

At August 31, 2003, the remaining liability associated with these charges was approximately $120 million, which was included in Other liabilities and accrued expenses in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that were made by the Company during the nine month period ended August 31, 2003. The decline in the liability balance during the nine month period ended August 31, 2003 also reflected net rental payments associated with the office locations referred to above.

18.    Asset Disposition.

During the third quarter of fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Other expenses) in the Individual Investor Group segment.

19.    Gain on Sale of Building.

During the nine month period ended August 31, 2002, the Company recorded a pre-tax gain of $73 million (included within Other revenues) related to the sale of an office tower in New York City. The pre-tax gain was included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) business segments. The allocation of the gain among segments was based upon occupancy levels originally planned for the building.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of August 31, 2003, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2003 and 2002, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

October 10, 2003

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

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including the Company’s reputation, investment objectives, relative performance of investment products, advertising and sales promotion efforts, fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, account acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

Besides competition from firms traditionally engaged in the financial services business, competition exists from other sources, such as commercial banks, insurance companies, sponsors of mutual funds and other companies offering financial services in the U.S., globally and through the Internet. The financial services industry has experienced consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. Such convergence may continue and could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company’s ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

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

Global Market and Economic Conditions in the Quarter Ended August 31, 2003.    During the third quarter of fiscal 2003, the financial markets responded to an increase in positive economic news, particularly in the U.S. Although expectations increased, it still appeared that a global economic recovery had not yet fully materialized.

In the U.S., economic conditions improved from the difficult conditions that existed in the first half of fiscal 2003. U.S. equity markets, in particular the NASDAQ composite index, rallied on improved economic data despite mixed corporate earnings, while interest rates rose sharply during the quarter. The U.S. dollar strengthened against the euro supported by higher capital flows into the U.S., which also contributed to the rise in equity markets. Higher government spending, improved business investment and consumer consumption contributed to the indications of economic growth during the quarter. Government spending increased due to higher defense costs, and corporate investment improved due to signs of returning business confidence. Consumer spending also increased, although the unemployment rate remained at a nine year high. In June 2003, the Federal Reserve Board lowered both the overnight lending rate and the discount rate by 0.25%.

In Europe, equity market values increased although economies within the region continued to struggle. Consumer confidence improved, resulting in increased consumer spending. However, corporate spending and corporate earnings remained weak, the euro depreciated relative to the U.S. dollar and negative economic growth in Germany, France and Italy raised concerns regarding future economic growth in the region. During the quarter, the European Central Bank (“ECB”) lowered the benchmark interest rate by 0.50% and the Bank of England reduced its benchmark interest rate by 0.25%.

In Japan, economic activity increased, the yen strengthened and capital spending improved. However, unemployment remained relatively high and the ongoing decline in wages continued, although at a slower pace than the first six months of fiscal 2003. Consumer spending remained low, and despite increased exports to China, net exports were virtually flat. During the quarter, Severe Acute Respiratory Syndrome (“SARS”) and its negative impact on economies throughout Asia diminished.

Results of the Company for the Quarter and Nine Month Period Ended August 31, 2003.    The Company’s net income in the quarter and nine month period ended August 31, 2003 was $1,269 million and $2,773 million, respectively, an increase of 108% and 23% from the comparable periods of fiscal 2002. The Company’s results for the quarter and nine month period ended August 31, 2003 included the impact of changes to the terms of the Company’s equity-based compensation program, which increased net income by $350 million (see “Equity-Based Compensation Program” herein). The Company’s results in the nine month period ended August 31, 2003 included a pre-tax asset impairment charge of $287 million in connection with its aircraft financing activities (see Note 12 to the condensed consolidated financial statements).

Diluted earnings per common share were $1.15 and $2.52 in the quarter and nine month period ended August 31, 2003 as compared with $0.55 and $2.03 in the quarter and nine month period ended August 31, 2002. The Company’s annualized return on common equity for the quarter and nine month period was 22.0% and 16.3% as compared with 11.4% and 14.3% in the comparable periods of fiscal 2002.

At August 31, 2003, the Company had approximately 52,000 worldwide employees, a decrease of 10% from August 31, 2002. The reduction in staffing levels reflected the Company’s continuing efforts to manage costs in light of the weakened global economy and reduced business activity.

Equity-Based Compensation Program.    Effective December 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method (see Note 2 to the Company’s consolidated financial statements included in the Form 10-K). The Company now records compensation expense based upon the fair value of stock-based awards (both restricted stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25, the Company recognized compensation expense for restricted stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

During the third quarter of fiscal 2003, the Company completed an extensive analysis of its stock-based compensation program and revised elements of its program to encourage and incent long-term performance, enhance employee retention, and better align employee and shareholder interests. The revisions to fiscal 2003 awards will include extending the vesting and non-compete provisions and raising the eligibility requirements to participate in such awards.

As a result of the revisions to its stock-based compensation program, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of 3 or 4 years, including the year of grant. Historically, the service period for stock-based awards was deemed to be the year of grant.

The year-to-date impact of these revisions is included in the Company’s compensation and benefits expense for the third quarter of fiscal 2003. The effect of the changes for the quarter and nine month period ended August 31, 2003 reduced compensation and benefits expense by $519 million as compared to the quarter and nine month period expense had the Company continued to recognize the full expense in the year of grant. Net income increased by $350 million (or $0.32 per share) in the quarter and nine month period ended August 31, 2003 as compared to the quarter and nine month period net income had the Company continued to recognize the full expense in the year of grant. The annualized return on average common equity increased by 6.1% and 2.1% in the quarter and nine month period ended August 31, 2003 as a result of this change.

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

At August 31, 2003, the remaining liability associated with these charges was approximately $120 million, which was included in Other liabilities and accrued expenses in the Company’s condensed consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs that were made by the Company during the nine month period ended August 31, 2003. The decline in the liability balance during the nine month period ended August 31, 2003 also reflected net rental payments associated with the office locations referred to above.

Asset Disposition.    During the third quarter of fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Other expenses) in the Individual Investor Group segment.

Business Segments.    As previously disclosed, the Company has been reviewing its segment allocation methodology. This review resulted in the reallocation of certain revenues and expenses in the third quarter of fiscal 2003 among the Company’s business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company believes that the results of these reallocations better reflect the economics of each business segment by representing transactions as if conducted between a segment and an external party. Prior periods have been restated to reflect these segment allocation changes. While the segment allocation changes had no effect on the Company’s consolidated net income, they affected the net income of each segment.

The principal revenues and expenses that have been reallocated among the segments are:

•	Retail Customer Fixed Income Transactions. The results of the individual fixed income business are now allocated between Institutional Securities and Individual Investor Group to reflect the relative value from both the execution of the retail customer trading activities through Institutional Securities and the retail customer relationship management through Individual Investor Group. Previously, the trading results of this business were reflected entirely in Institutional Securities.

•	Money Market Funds. Retail customers of Individual Investor Group invest in money market funds managed by the Company. A percentage of the fund management fees associated with these investments is now allocated to Individual Investor Group. Previously, all of these fees were reflected in Investment Management.

•	Transfer Agency Costs. Individual Investor Group provides certain transfer agency-related activities for mutual funds, including funds managed by the Company. Investment Management receives revenues from these funds and now reimburses certain transfer agency-related costs, including costs related to mailings, to Individual Investor Group. Previously, these costs were not reimbursed by Investment Management.

•	Certain Mutual Fund Distribution Fees. Certain retail customers invest in shares of mutual funds managed by the Company. The segment results now reflect the establishment of a third party distribution relationship between Investment Management and Individual Investor Group relating to the sales of these funds. Accordingly, Investment Management now reports the distribution fees, contingent deferred sales charge revenues and commission expenses paid to Individual Investor Group associated with these sales. Individual Investor Group results now reflect these commission revenues associated with current period sales. Previously, all of the revenues and expenses associated with these transactions were reported by Individual Investor Group.

As a result of treating these intersegment transactions as transactions with external parties, the Company has included a new “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. The net income in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group and the related compensation costs paid to Individual Investor Group’s financial advisors. Net income recorded in Intersegment Eliminations was $18 million and $23 million for the quarters ended August 31, 2003 and 2002, and $54 million and $64 million for the nine month periods ended August 31, 2003 and August 31, 2002.

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

Fair Value.    Financial instruments owned of $184 billion and financial instruments sold, not yet purchased of $112 billion at August 31, 2003, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

By contrast, some cash products exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain traded loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently. At August 31, 2003, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $9.2 billion and $0.1 billion, respectively.

The Company’s derivative products include listed and over-the-counter (“OTC”) derivatives. Listed derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. Fair values for listed derivatives recorded as financial instruments owned and financial instruments sold, not yet purchased amounted to $4.0 billion and $5.2 billion, respectively, at August 31, 2003. OTC derivatives include a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts. Fair values for OTC derivative products recorded as financial instruments owned and financial instruments sold, not yet purchased, which amounted to $39.5 billion and $30.8 billion, respectively, at August 31, 2003, were derived from pricing models.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on December 1, 2002, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 12 to the condensed consolidated financial statements).

INSTITUTIONAL SECURITIES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$518	$399	$1,481	$1,584
Principal transactions:
Trading	1,931	326	4,749	1,809
Investments	30	14	65	28
Commissions	440	548	1,279	1,577
Asset management, distribution and administration fees	24	24	68	66
Interest and dividends	2,943	3,618	9,212	9,968
Other	60	72	197	307

Total revenues	5,946	5,001	17,051	15,339
Interest expense	3,153	2,884	8,444	8,067

Net revenues	2,793	2,117	8,607	7,272

Non-interest expenses	1,589	1,699	6,062	5,363

Income before income taxes and dividends on preferred securities subject to mandatory redemption	1,204	418	2,545	1,909
Provision for income taxes	332	133	725	625
Dividends on preferred securities subject to mandatory redemption	47	21	109	65

Net income	$825	$264	$1,711	$1,219

Institutional Securities net revenues were $2,793 million and $8,607 million in the quarter and nine month period ended August 31, 2003, increases of 32% and 18% from the comparable periods of fiscal 2002. Net income for the quarter and nine month period ended August 31, 2003 was $825 million and $1,711 million, increases of $561 million and $492 million from the comparable periods of fiscal 2002. The increases in net revenues for both periods were primarily attributable to higher revenues from fixed income sales and trading activities, partially offset by lower commission revenues. The increase in net income in the quarter primarily reflected higher net revenues and lower non-interest expenses. The increase in net income in the nine month period primarily reflected higher net revenues, partially offset by higher non-interest expenses. Non-interest expenses in the nine month period ended August 31, 2003 included a $287 million ($172 million after-tax) asset impairment charge in connection with the Company’s aircraft financing activities. Compensation expense in both the quarter and nine month period reflected a $405 million ($273 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation costs were higher in both periods due to a higher level of net revenues. Net income for both periods of fiscal 2003 also reflected a decrease in the effective income tax rate, primarily reflecting lower taxes attributable to non-U.S. earnings, as well as an increase in the utilization of domestic tax credits, including synthetic fuel credits.

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues in the quarter ended August 31, 2003 increased 30% from the comparable period of fiscal 2002, as higher revenues from equity underwriting transactions were partially offset by lower revenues from merger, acquisition and restructuring activities.

Revenues from merger, acquisition and restructuring activities were $130 million in the quarter ended August 31, 2003, a decrease of 13% from the comparable period of fiscal 2002. The decrease primarily reflected an industry-wide decline in the volume of global merger and acquisition transaction activity. In addition, the Company’s backlog of merger, acquisition and restructuring transactions remained at relatively low levels.

Underwriting revenues were $388 million in the quarter ended August 31, 2003, an increase of 55% from the comparable period of fiscal 2002.

Equity underwriting revenues increased from relatively depressed levels, led by technology related offerings in the U.S. and Japan and convertible offerings in the U.S. manufacturing sector.

Fixed income underwriting revenues increased modestly. Transaction activity was broad-based and remained steady, despite the increase in interest rates during the quarter.

Investment banking revenues in the nine month period ended August 31, 2003 decreased 7% from the comparable period of fiscal 2002. The decrease was due to lower revenues from merger, acquisition and restructuring activities, partially offset by higher revenues from fixed income and equity underwriting transactions.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and interest and dividend revenues, less interest expense. In assessing the profitability of its business activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company’s positions.

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

Sales and trading revenues include the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(dollars in millions)
Equities	$830	$1,052	$2,672	$2,907
Fixed income(1)	$1,462	$697	$4,379	$2,657

(1)	Amounts include interest rate and currency products, credit products and commodities.

Sales and trading revenues increased 34% in the quarter ended August 31, 2003 from the comparable period of fiscal 2002, reflecting higher fixed income sales and trading revenues, partially offset by lower equity sales and trading revenues.

Equity sales and trading revenues decreased 21% in the quarter ended August 31, 2003 from the comparable period of fiscal 2002. The decrease reflected lower revenues from both cash and derivative products, as well as from proprietary trading activities. The decline was primarily due to lower market volatility and a less favorable trading environment.

Fixed income sales and trading revenues increased 110% in the quarter ended August 31, 2003 from the comparable period of fiscal 2002. The increase was broad-based and included higher revenues from the Company’s credit product, interest rate and currency product, and commodities groups. The increase in credit product revenues (which increased 155%) reflected strong capital markets activity and included higher revenues from residential and commercial mortgage loan securitization activities. The increase in interest rate and currency product revenues (which increased 70%) primarily reflected a generally favorable trading environment, including a sharp rise in interest rates and a higher level of interest rate volatility in both the U.S. and European markets. The increase in commodity revenues (which increased 146%) was primarily associated with activities in the energy sector, reflecting higher levels of volatility in certain energy markets, higher customer flow activity and increased trading activity in support of client securitizations.

In addition, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities (see “Other” herein), as well as the Company’s corporate lending activities. In the quarter ended August 31, 2003, sales and trading revenues associated with these activities increased, reflecting a lower level of markdowns (by approximately $100 million) in the Company’s corporate lending activities as compared with the third quarter of fiscal 2002.

Sales and trading revenues increased 29% in the nine month period ended August 31, 2003 from the comparable period of fiscal 2002, primarily reflecting higher fixed income sales and trading revenues, partially offset by lower equity sales and trading revenues. The increase in fixed income sales and trading revenues was broad-based, reflecting higher revenues from the Company’s credit product, interest rate and currency product, and commodities groups. The decrease in equity sales and trading revenues was primarily due to lower revenues from cash equity products, reflecting the difficult conditions that existed in the U.S. equity markets.

Principal Investments.    Principal transaction net investment gains were $30 million in the quarter and $65 million in the nine month period ended August 31, 2003 as compared with net gains of $14 million in the quarter and $28 million in the nine month period ended August 31, 2002. The increase in both periods was primarily due to higher revenues from the Company’s real estate investments and certain principal investments.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate investment activities.

Asset management, distribution and administration fees were unchanged in the quarter and increased 3% in the nine month period ended August 31, 2003. The increase in the nine month period was primarily due to higher management fees associated with the Company’s real estate investment activities.

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business.

Other revenues decreased 17% and 36% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The decrease in both periods was partially due to lower revenues from the Company’s aircraft financing business, reflecting a decline in lease rates. The decrease in the nine month period also reflects the inclusion of a gain (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

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

Non-Interest Expenses.    Non-interest expenses decreased 6% in the quarter and increased 13% in the nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. Compensation expense in both the quarter and nine month period reflected a $405 million ($273 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense increased 42% and 20% in the quarter and nine month period primarily due to a higher level of net revenues. The decrease in non-interest expenses in the quarter was primarily due to an asset impairment charge of $74 million associated with the Company’s aircraft financing business, which occurred in the quarter ended August 31, 2002 (see Note 12 to the condensed consolidated financial statements). The decrease in the quarter also included lower marketing and business development expenses, which declined 19% due to lower advertising and travel and entertainment costs. The increase in non-interest expenses in the nine month period included a $287 million asset impairment charge related to the Company’s aircraft financing activities and higher aircraft repossession costs, as well as a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 12 to the condensed consolidated financial statements). The increase in the nine month period ended August 31, 2003 also reflected accruals of approximately $140 million for loss contingencies related to IPO Allocation Matters, as well as higher brokerage, clearing and exchange fees, which increased 12% primarily due to higher global securities trading volumes.

INDIVIDUAL INVESTOR GROUP

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$79	$63	$224	$198
Principal transactions:
Trading	174	143	495	488
Investments	—	(46)	—	(45)
Commissions	348	325	919	1,030
Asset management, distribution and administration fees	364	352	1,034	1,087
Interest and dividends	92	112	272	342
Other	35	126	99	183

Total revenues	1,092	1,075	3,043	3,283
Interest expense	38	47	115	149

Net revenues	1,054	1,028	2,928	3,134

Non-interest expenses	861	993	2,622	3,004

Income before income taxes	193	35	306	130
Provision for income taxes	68	17	120	60

Net income	$125	$18	$186	$70

Individual Investor Group net revenues were $1,054 million and $2,928 million in the quarter and nine month period ended August 31, 2003, an increase of 3% and a decrease of 7% from the comparable periods of fiscal 2002. The net income for the quarter and nine month period ended August 31, 2003 was $125 million and $186 million, as compared with net income of $18 million and $70 million in the quarter and nine month period ended August 31, 2002. The increase in net revenues in the quarter primarily reflected higher principal transaction trading and commissions revenues, partially offset by a decrease in other revenues. The increase in net revenues in the quarter also reflected net principal investment losses incurred during the quarter ended August 31, 2002. The decrease in net revenues in the nine month period was primarily attributable to lower commissions and other revenues. The increase in net income for the quarter and nine month period was primarily due to lower non-interest expenses, including lower compensation costs. Compensation and benefits expense in both the quarter and nine month period reflected a $71 million ($48 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein).

The Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect during the third quarter of fiscal 2002, and recorded gross proceeds of approximately $100 million (included within other revenues) and related costs of approximately $50 million (included within non-interest expenses).

During the third quarter of fiscal 2003, consumer confidence and individual investor participation in the U.S. equity markets increased. However, the Company remains cautiously optimistic regarding the level of individual investor participation in the financial markets as the high level of economic and market uncertainty that existed in the first half of fiscal 2003 may continue to have an adverse impact on the results of its Individual Investor Group business.

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues increased 25% and 13% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The increase in the quarter and nine month period was primarily due to higher revenues from equity underwriting transactions and from underwriting Unit Investment Trust products. The nine month period also reflected higher revenues from fixed income underwriting transactions.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of securities in which the Company acts as principal and gains and losses on the Company’s securities positions. The Company maintains certain security positions primarily to facilitate Individual Investor Group customer transactions. Principal transaction trading revenues increased 22% and 1% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The increase in the quarter was due to higher revenues from fixed income products. The increase in the nine month period was due to higher revenues from fixed income products, partially offset by lower revenues from equity products. The increase in fixed income products in both periods reflected higher revenues from investment grade corporate fixed income securities. The decrease in equity revenues in the nine month period reflected the difficult conditions that existed in the equity markets during the first half of fiscal 2003. Equity revenues in the nine month period were also negatively affected by the Company’s new pricing structure for executing transactions on the NASDAQ (see “Commissions” herein).

Fiscal 2002’s principal transaction net investment losses of $46 million in the quarter and $45 million in the nine month period primarily reflected the write-down of an equity investment related to the Company’s European individual securities business.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues increased 7% and decreased 11% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The increase in the quarter was due to higher levels of individual investor participation in the U.S. equity markets and an increase in the volume of mutual fund sales. The decrease in the nine month period was due to lower levels of individual investor participation in the U.S. equity markets during the first half of fiscal 2003. In the nine month period ended August 31, 2003, the decrease was partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from individual investors electing a fee-based pricing arrangement under Morgan Stanley Choice. Asset management, distribution and administration fees also include revenues from asset management services and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company’s Investment Consulting Services (“ICS”) business. The Company receives fees for services it provides in distributing certain open-ended mutual funds.

These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management, distribution and administration fees increased 3% and decreased 5% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The increase in the quarter was primarily attributable to higher fee-based revenues from ICS as client assets rose during the quarter, higher fees from promoting and distributing mutual funds, reflecting an increase in individual investors’ mutual fund asset levels and higher fees from Morgan Stanley Choice accounts. Client assets increased in the quarter due to improved conditions in the U.S. equity markets. The decrease in asset management, distribution and administration fees in the nine month period was primarily attributable to lower fees from promoting and distributing mutual funds, reflecting a decrease in individual investors’ mutual fund asset levels and a less favorable asset mix that generated lower fees. In the nine month period, fees from Morgan Stanley Choice accounts also declined, reflecting a decrease in client assets due to the difficult conditions that existed in the U.S. equity markets during the first half of fiscal 2003.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 17% and 19% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002, primarily due to lower net interest revenues from brokerage services provided to individual customers, including a decrease in securities borrowed and securities loaned transactions and the level of margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Other.    Other revenues primarily include account fees and other miscellaneous service fees. Other revenues decreased 72% and 46% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The decrease in both periods was primarily due to approximately $100 million of revenue received in connection with the sale of the Company’s self-directed online brokerage accounts (see “Asset Disposition” herein) during fiscal 2002. The decrease in the nine month period also reflected the inclusion of a gain (of which $7 million was allocated to the Individual Investor Group segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Non-Interest Expenses.    Non-interest expenses decreased 13% in both the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 15% and 13% in the quarter and nine month period. Compensation and benefits expense in both the quarter and nine month period reflected a $71 million ($48 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense decreased 5% and 9% in the quarter and nine month period, principally reflecting lower employment levels. In the quarter, the decrease was partially offset by higher incentive-based compensation accruals due to higher revenues. Non-interest expenses, excluding compensation and benefits expense, decreased 9% and 13% in the quarter and nine month period. Occupancy and equipment expense decreased 16% and 11% in the quarter and nine month period reflecting a reduction in branch locations. Marketing and business development expense decreased 44% and 46% in the quarter and nine month period due to lower advertising costs. Other expenses decreased 9% in the nine month period reflecting lower miscellaneous operating expenses. Other expenses in the comparable periods of fiscal 2002 included a benefit from the resolution of a mutual fund litigation matter, partially offset by costs associated with the Company’s sale of its self-directed online brokerage accounts (see “Asset Disposition” herein).

INVESTMENT MANAGEMENT

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Investment banking	$11	$8	$28	$25
Principal transactions:
Investments	8	(32)	10	(30)
Commissions	16	11	41	36
Asset management, distribution and administration fees	612	635	1,752	2,004
Interest and dividends	—	7	2	17
Other	8	15	23	47

Total revenues	655	644	1,856	2,099
Interest expense	2	2	5	2

Net revenues	653	642	1,851	2,097

Non-interest expenses	496	477	1,461	1,547

Income before income taxes	157	165	390	550
Provision for income taxes	41	68	125	216

Net income	$116	$97	$265	$334

Investment Management net revenues were $653 million and $1,851 million in the quarter and nine month period ended August 31, 2003, an increase of 2% and a decrease of 12% from the comparable periods of fiscal 2002. Net income for the quarter and nine month period ended August 31, 2003 was $116 million and $265 million, an increase of 20% and a decrease of 21% from the comparable periods of fiscal 2002. The increase in net revenues in the quarter primarily reflected higher principal investment revenues, partially offset by lower fee-based revenues due to a decline in average assets under management or supervision. The decrease in net revenues for the nine month period primarily reflected lower fee-based revenues due to a decline in average assets under management or supervision, partially offset by higher principal investment revenues. The increase in net income in the quarter was primarily due to a lower effective income tax rate and higher net revenues, partially offset by higher non-interest expenses. The decrease in net income for the nine month period was due to lower net revenues, partially offset by a decline in non-interest expenses, including lower compensation costs. Compensation and benefits expense in both the quarter and nine month period reflected a $33 million ($22 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein).

Investment Banking.    Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 38% in the quarter and 12% in the nine month period from the comparable periods of fiscal 2002. The increases reflected a higher volume of Unit Investment Trust sales.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

The Company recorded net principal investment gains of $8 million in the quarter and $10 million in the nine month period ended August 31, 2003, primarily reflecting unrealized gains in the Company’s private equity portfolio. In fiscal 2002, the Company recorded net principal investment losses of $32 million in the quarter and $30 million in the nine month period ended August 31, 2002, primarily attributable to unrealized losses in the Company’s private equity portfolio.

Securities purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues increased 45% and 14% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002 reflecting a higher sales volume of certain fund and insurance products.

Net Interest.    Investment Management generates net interest revenues from certain investment positions and from allocated interest revenues and expenses. Net interest revenues decreased $7 million and $18 million in the quarter and nine month period ended August 31, 2003 as compared to the respective periods in fiscal 2002, reflecting lower net interest revenues earned on investment positions due to the lower interest rate environment and a lower level of allocated net interest revenues.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees primarily include revenues from the management and supervision of assets, including fees for distributing certain open-ended mutual funds and management fees associated with the Company’s private equity activities. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or quarterly assets for other vehicles.

The Company’s customer assets under management or supervision were as follows:

	At August 31,
	2003	2002
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$268	$260
Institutional	165	164

Total(1)	$433	$424

Assets under management or supervision by asset class:
Equity	$189	$175
Fixed income	123	127
Money market	66	66
Other(2)	55	56

Total(1)	$433	$424

(1)	Revenues and expenses associated with certain assets are included in the Company’s Individual Investor Group and Institutional Securities segments.
(2)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees decreased 4% and 13% in the quarter and nine month period ended August 31, 2003. The decrease in both periods reflected lower distribution and redemption fees and other revenues resulting from lower average assets under management or supervision. The decrease in the nine month period also reflected lower fund management and administration fees. In the quarter, the decrease in asset management, distribution and administration fees was partially offset by a more favorable asset mix that generated higher fees.

As of August 31, 2003, customer assets under management or supervision increased $9 billion from August 31, 2002. The increase was primarily due to market appreciation, reflecting improvement in the global financial markets during the second and third quarters of fiscal 2003, partially offset by net outflows of customer assets as redemptions exceeded new sales during the period from September 1, 2002 to August 31, 2003.

Other.    Other revenues decreased 47% and 51% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. The decrease in both periods was primarily due to a decrease in certain miscellaneous fees. The decrease in the nine month period also reflected the inclusion of a gain (of which $13 million was allocated to the Investment Management segment) related to the Company’s sale of an office tower in the fiscal 2002 period.

Non-Interest Expenses.    Non-interest expenses increased 4% and decreased 6% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. Compensation and benefits expense decreased 7% and 14% in the quarter and nine month period. Compensation and benefits expense in both the quarter and nine month period also reflected a $33 million ($22 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense increased 14% in the quarter and decreased 8% in the nine month period. The increase in the quarter reflected higher compensation and benefits expense associated with higher incentive-based compensation accruals. The decrease in the nine month period principally reflected lower employment levels and lower incentive-based compensation accruals. Non-interest expenses, excluding compensation and benefits expense, increased 9% in the quarter and decreased 1% in the nine month period. Brokerage, clearing, and exchange fees decreased 7% and 8% in the quarter and nine month period, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current year due to a decrease in past sales. Professional services expense increased 16% in the quarter due to higher sub-advisory fees. Other expenses increased $38 million in the quarter and $44 million in the nine month period, principally reflecting the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter, which was recognized in the third quarter of fiscal 2002.

CREDIT SERVICES

STATEMENTS OF INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Fees:
Merchant and cardmember	$340	$359	$1,042	$1,048
Servicing	462	510	1,532	1,556
Other	18	12	20	31

Total non-interest revenues	820	881	2,594	2,635

Interest revenue	515	646	1,604	1,801
Interest expense	191	262	627	789

Net interest income	324	384	977	1,012
Provision for consumer loan losses	310	332	955	1,017

Net credit income	14	52	22	(5)

Net revenues	834	933	2,616	2,630

Non-interest expenses	542	617	1,732	1,751

Income before income taxes	292	316	884	879
Provision for income taxes	107	107	327	310

Net income	$185	$209	$557	$569

Credit Services net revenues were $834 million and $2,616 million in the quarter and nine month period ended August 31, 2003, a decrease of 11% and 1% from the comparable periods of fiscal 2002. Net income was $185 million and $557 million in the quarter and nine month period ended August 31, 2003, a decrease of 11% and 2% from the comparable periods of fiscal 2002. The decrease in net revenues for both periods was primarily attributable to lower non-interest revenues and lower net interest income, partially offset by a lower provision for consumer loan losses. The decrease in net income for both periods reflected a decrease in net revenues, partially offset by lower non-interest expenses, including lower compensation and benefits expense. Compensation and benefits expense in both the quarter and nine month period reflected a $10 million ($7 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein).

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

Merchant and cardmember fees decreased 5% and 1% in the quarter and nine month period ended August 31, 2003. The decrease in both periods was due to a decline in late payment fees, partially offset by higher merchant discount revenue. The decrease in the quarter was also due to higher cardmember rewards. In both periods, the decline in late payment fees reflected a higher level of charge-offs of late payment fees and fewer late fee occurrences. The increase in merchant discount revenue in both periods was due to higher sales volume and an increase in the average merchant discount rate. The increase in cardmember rewards in the quarter reflected higher Cashback Bonus costs due to increased sales volume and higher costs related to merchant partner programs.

Servicing Fees.    Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations and mortgage whole loan sales. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans and the interest yield generated by securitized mortgage loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the condensed consolidated statements of income. The sale of general purpose credit card loans and mortgage loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company did not complete any credit card asset securitization transactions during the third quarters of fiscal 2003 and fiscal 2002. The Company completed credit card asset securitization transactions of $5.7 billion in the nine month period ended August 31, 2003 and $2.8 billion in the comparable period of fiscal 2002. The Company did not complete any mortgage loan securitization transactions during the third quarter of fiscal 2003, while the Company completed a mortgage loan securitization transaction of $0.5 billion during the third quarter of fiscal 2002. The Company completed mortgage loan securitization transactions of $0.8 billion during the nine month period ended August 31, 2003 and $0.5 billion in the comparable fiscal 2002 period. The credit card asset securitization transactions completed in the nine month period ended August 31, 2003 have expected maturities ranging from approximately two to seven years from the date of issuance. The mortgage loan securitization transactions completed in the nine month period ended August 31, 2003 have expected maturities ranging from approximately eight to nine years from the date of issuance.

The table below presents the components of servicing fees:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(dollars in millions)		(dollars in millions)
Merchant and cardmember fees	$183	$166	$552	$520
Interest revenue	1,061	997	3,144	3,067
Other revenue	1	13	88	46
Interest expense	(200)	(221)	(615)	(673)
Provision for consumer loan losses	(583)	(445)	(1,637)	(1,404)

Servicing fees	$462	$510	$1,532	$1,556

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans. Servicing fees decreased 9% and 2% in the quarter and nine month period ended August 31, 2003 from the comparable periods in fiscal 2002. The decrease in both periods reflected higher credit losses associated with a higher level of average securitized general purpose credit card loans and a higher rate of charge-offs related to the securitized general purpose credit card loan portfolio. In both periods, the decreases were partially offset by higher net interest cash flows and cardmember fees on securitized general purpose credit card loans associated with a higher level of securitized general purpose credit card loans. The Other revenue component of servicing fees is primarily composed of net securitization gains and losses on general purpose credit card loans and mortgage loans as well as net revenues from mortgage servicing rights on mortgage whole loan sales. Net gains of $70 million and $37 million were recorded in the nine month periods ended August 31, 2003 and August 31, 2002, respectively. The increase in Other revenue in the nine month period was attributable to higher levels of general purpose credit card and mortgage loan securitization transactions offset in part by higher gain amortization related to certain securitization transactions.

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

Net interest income decreased 16% and 3% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002, as a decline in interest revenue was partially offset by lower interest expense. The decline in interest revenue was due to a lower yield on general purpose credit card loans and a decrease in average general purpose credit card loans. The lower yield on general purpose credit card loans in both periods was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers. The decrease in average general purpose credit card loans in both the quarter and nine month period ended August 31, 2003 was primarily due to a higher level of securitized loans and higher payments by cardmembers, partially offset by record levels of sales volume. The decrease in interest expense in both periods was primarily due to a decrease in the Company’s average cost of borrowings and a lower level of average interest bearing liabilities. The Company’s average cost of borrowings were 4.2% and 5.4% for the quarters and 4.4% and 5.4% for the nine month periods ended August 31, 2003 and 2002, respectively. The decline in the average cost of borrowings reflected the Fed’s aggressive easing of interest rates that began in fiscal 2001 and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing, reflecting the lower interest rate environment.

The following tables present analyses of average balance sheets and interest rates for the quarters and nine month periods ended August 31, 2003 and 2002 and changes in net interest income during those periods:

Average Balance Sheet Analysis

	Three Months Ended August 31,
	2003			2002(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$18,600	10.28%	$482	$20,083	12.09%	$612
Other consumer loans	1,407	5.62	20	1,262	5.99	19
Investment securities	80	0.75	—	57	1.49	—
Other	2,615	1.87	13	2,379	2.47	15

Total interest earning assets	22,702	8.99	515	23,781	10.78	646
Allowance for loan losses	(982)			(902)
Non-interest earning assets	2,610			2,432

Total assets	$24,330			$25,311

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$789	1.05%	$2	$974	1.54%	$4
Brokered	10,585	5.17	138	10,390	5.87	154
Other time	1,676	4.10	17	1,789	4.88	22

Total interest bearing deposits	13,050	4.79	157	13,153	5.41	180
Other borrowings	4,857	2.75	34	6,045	5.41	82

Total interest bearing liabilities	17,907	4.23	191	19,198	5.41	262
Shareholder’s equity/other liabilities	6,423			6,113

Total liabilities and shareholder’s equity	$24,330			$25,311

Net interest income			$324			$384

Net interest margin(1)			5.65%			6.41%
Interest rate spread(2)		4.76%			5.37%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Average Balance Sheet Analysis

	Nine Months Ended August 31,
	2003			2002(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,991	10.00%	$1,501	$20,333	11.15%	$1,702
Other consumer loans	1,536	5.53	64	1,165	6.05	53
Investment securities	69	0.91	—	59	1.52	1
Other	2,680	1.93	39	2,474	2.48	45

Total interest earning assets	24,276	8.80	1,604	24,031	9.99	1,801
Allowance for loan losses	(957)			(877)
Non-interest earning assets	2,491			2,552

Total assets	$25,810			$25,706

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$824	1.03%	$6	$1,051	1.59%	$13
Brokered	10,682	5.32	427	9,527	6.10	436
Other time	1,655	4.42	55	2,141	5.18	83

Total interest bearing deposits	13,161	4.94	488	12,719	5.57	532
Other borrowings	5,991	3.09	139	6,877	4.97	257

Total interest bearing liabilities	19,152	4.36	627	19,596	5.36	789
Shareholder’s equity/other liabilities	6,658			6,110

Total liabilities and shareholder’s equity	$25,810			$25,706

Net interest income			$977			$1,012

Net interest margin(1)			5.36%			5.61%
Interest rate spread(2)		4.44%			4.63%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis

	Three Months Ended August 31, 2003 vs. 2002			Nine Months Ended August 31, 2003 vs. 2002
	Increase/(Decrease) due to Changes in:			Increase/(Decrease) due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
INTEREST REVENUE
General purpose credit card loans	$(45)	$(85)	$(130)	$(29)	$(172)	$(201)
Other consumer loans	2	(1)	1	16	(5)	11
Investment securities	—	—	—	—	(1)	(1)
Other	1	(3)	(2)	4	(10)	(6)

Total interest revenue	(30)	(101)	(131)	19	(216)	(197)

INTEREST EXPENSE
Interest bearing deposits:
Savings	(1)	(1)	(2)	(3)	(4)	(7)
Brokered	3	(19)	(16)	53	(62)	(9)
Other time	(2)	(3)	(5)	(19)	(9)	(28)

Total interest bearing deposits	(2)	(21)	(23)	18	(62)	(44)
Other borrowings	(16)	(32)	(48)	(33)	(85)	(118)

Total interest expense	(18)	(53)	(71)	(18)	(144)	(162)

Net interest income	$(12)	$(48)	$(60)	$37	$(72)	$(35)

In response to regulatory changes, the Company is reviewing the minimum payment requirements and overlimit practices on its general purpose credit card loans. A change in the minimum payment requirements or overlimit practices may impact future levels of general purpose credit card loans and related interest and fee revenues.

Provision for Consumer Loan Losses.    The provision for consumer loan losses is the amount necessary to establish the allowance for loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company’s provision for consumer loan losses was $310 million and $955 million for the quarter and nine month period ended August 31, 2003 and $332 million and $1,017 million for the comparable periods of fiscal 2002. The Company’s allowance for consumer loan losses was $988 million at August 31, 2003 and $928 million at November 30, 2002.

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

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In addition, the Company estimates the losses inherent in the consumer loan portfolio based on coverage of a rolling average of historical credit losses. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

The provision for consumer loan losses is affected by net principal charge-offs, delinquencies, bankruptcy filings and loan growth as well as changes in the amount of consumer loans estimated to be uncollectible. In the quarter and nine month period ended August 31, 2003, the provision for consumer loan losses decreased 7% and 6%, respectively, primarily due to a lower level of average general purpose credit card loans. In the nine month period ended August 31, 2003, lower net principal charge-off rates also contributed to the decrease in the provision for consumer loan losses. In response to unfavorable trends in U.S. consumer bankruptcy filings, high unemployment levels along with higher net total charge-offs (inclusive of interest and fees), the Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by $15 million and $59 million in the quarter and nine month period ended August 31, 2003. In response to similar trends, the Company recorded a provision for consumer loan losses in excess of net consumer loans charged off by $25 million and $75 million in the quarter and nine month period ended August 31, 2002.

General purpose credit card loans are considered delinquent when interest or principal payments become 30 days past due. General purpose credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies, probate and fraudulent transactions, where loans are charged off earlier. In the second quarter of fiscal 2003, the Company changed its policy related to accounts in probate to charge-off 60 days after notification as compared to charging-off 180 days past due. This change accelerated charge-offs beginning in the third quarter of fiscal 2003 and increased charge-offs in the quarter. The remaining effect of the change on charge-offs will be reflected in the fourth quarter of fiscal 2003. Loan delinquencies and charge-offs are affected by changes in economic conditions, account collection management and policy changes and may vary throughout the year due to seasonal consumer spending and payment behaviors.

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

During the second half of fiscal 2002 and the first half of fiscal 2003, the Company made various policy changes that, in part, responded to industry-wide regulatory issues. These policy changes included a tightening of the terms used to re-age accounts that, along with the ongoing economic challenges as evidenced by high levels of unemployment and U.S. bankruptcy filings, have resulted in a significant decrease in the number of cardmembers eligible for re-age versus comparable periods in 2002. For the quarter and nine month period ended August 31, 2003, the Company’s re-age volumes decreased by approximately 40% and 45%, respectively, from the comparable periods of fiscal 2002. The Company believes the reduction in re-age volume is a contributing factor to the higher delinquencies and charge-off levels experienced in fiscal 2003.

During the quarter ended August 31, 2003, net principal charge-off rates increased in both the owned and the managed portfolio as compared to the fiscal 2002 period, reflecting the impact of lower re-age volumes and the change in the Company’s probate policy discussed above. During the nine month period ended August 31, 2003, net principal charge-off rates increased in the managed portfolio as compared to the fiscal 2002 period. In the

U.S., high levels of unemployment, coupled with the seasoning of the Company’s general purpose credit card loan portfolio, a high level of bankruptcy filings and policy changes contributed to the higher net principal charge-off rate in the managed portfolio during the nine month period ended August 31, 2003. In addition, the Company’s delinquency rates in both the over 30- and over 90-day categories were higher in the managed portfolio at August 31, 2003 as compared with August 31, 2002. At August 31, 2003, the Company’s delinquency rate in the over 90-day category was higher in the owned portfolio as compared with August 31, 2002. These increases reflected re-aging policy changes and higher unemployment rates.

The Company’s future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company’s general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company’s general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio. If high levels of unemployment and bankruptcy filings continue to persist, the rate of net total charge-offs (inclusive of interest and fees) may be higher in future periods.

Non-Interest Expenses.    Non-interest expenses decreased 12% and 1% in the quarter and nine month period ended August 31, 2003 from the comparable periods of fiscal 2002. Compensation and benefits expense decreased 7% in the quarter and increased 2% in the nine month period. Compensation and benefits expense in both the quarter and nine month period reflected a $10 million ($7 million after-tax) benefit related to a change in the terms of the Company’s equity-based compensation program (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense was relatively unchanged in the quarter and increased 4% in the nine month period. The increase in the nine month period reflected an increase in personnel costs, including salaries and benefits. Non-interest expenses, excluding compensation and benefits expense, decreased 15% and 3% in the quarter and nine month period. Marketing and business development expenses decreased 38% in the quarter due to lower direct mailing and other marketing expenses. Other expenses decreased 14% in the nine month period primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies.

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under generally accepted accounting principles (“owned” loan basis). Managed loan data assumes that the Company’s securitized loan receivables have not been sold and presents the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Credit Services business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a more meaningful comparison to industry competitors.

The following tables provide a reconciliation of owned and managed average loan balances, interest yield and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended August 31,
	2003			2002
	Average Balance	Interest Yield	Interest Rate Spread(1)	Average Balance	Interest Yield	Interest Rate Spread(1)
General Purpose Credit Card Loans:
Owned	$18,600	10.28%	6.05%	$20,083	12.09%	6.68%
Securitized	32,063	12.91%	10.52%	29,261	13.40%	10.41%

Managed	$50,663	11.94%	8.91%	$49,344	12.86%	8.91%

	Nine Months Ended August 31,
	2003			2002
	Average Balance	Interest Yield	Interest Rate Spread(1)	Average Balance	Interest Yield	Interest Rate Spread(1)
General Purpose Credit Card Loans:
Owned	$19,991	10.00%	5.64%	$20,333	11.15%	5.79%
Securitized	31,546	13.10%	10.56%	29,368	13.79%	10.75%

Managed	$51,537	11.90%	8.69%	$49,701	12.71%	8.75%

(1)	Interest rate spread represents the difference between the rate on general purpose credit card loans and the rate on total interest bearing liabilities.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months ended August 31, 2003				Three Months ended August 31, 2002
	Period End	Net Principal Charge- offs	Delinquency Rates(1)		Period End	Net Principal Charge- offs	Delinquency Rates(1)
			Over 30 Days	Over 90 Days			Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$18,106	6.26%	5.28%	2.54%	$21,452	6.07%	5.37%	2.38%
Securitized	31,859	7.26%	6.48%	3.12%	28,225	6.07%	5.98%	2.57%

Managed	$49,965	6.90%	6.05%	2.91%	$49,677	6.07%	5.72%	2.49%

	Nine Months ended		Twelve Months ended
	August 31, 2003	August 31, 2002	November 30, 2002
Net Principal Charge-offs
Owned	5.90%	6.14%	6.06%
Securitized	6.91%	6.37%	6.29%
Managed	6.52%	6.28%	6.19%

	Three Months ended		Nine Months ended		Twelve Months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002	November 30, 2002
Net Total Charge-offs—(inclusive of interest and fees)
Owned	8.61%	7.87%	8.12%	8.00%	7.97%
Securitized	10.24%	8.22%	9.64%	8.62%	8.51%
Managed	9.64%	8.08%	9.05%	8.37%	8.28%

(1)	General purpose credit card loans contractually past due as a percentage of period-end general purpose credit card loans.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Policies

The Company’s senior management establishes the overall liquidity and capital policies of the Company, reviews the Company’s performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate sensitivity of the Company’s asset and liability position. The primary goal of the Company’s funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. The major components of the Company’s liquidity framework are the cash capital policy, contingency planning and the liquidity reserve. The cash liquidity reserve averaged approximately $20 billion in the nine month period ended August 31, 2003 in the form of immediately available cash and cash equivalents. The Company’s capital policies seek to ensure that its equity base adequately supports the economic risk inherent in its businesses.

For a more detailed summary of the Company’s Liquidity and Capital Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

The Balance Sheet

The Company’s total assets increased to $580.6 billion at August 31, 2003 from $529.5 billion at November 30, 2002, primarily attributable to increases in securities borrowed, receivables from customers, securities received as collateral and financial instruments owned, including corporate and other debt and derivative contracts. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

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

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	August 31, 2003	November 30, 2002
	(dollars in millions, except ratio and per share data)
Total assets	$580,632	$529,499
Less:
Lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase	(74,271)	(76,910)
Assets recorded under certain provisions of SFAS No. 140	(28,920)	(19,224)
Lesser of securities borrowed or securities loaned	(57,490)	(43,229)
Segregated customer cash and securities balances	(25,670)	(30,217)
Goodwill	(1,466)	(1,449)

Adjusted assets	$392,815	$358,470

Shareholders’ equity	$23,707	$21,885
Preferred securities subject to mandatory redemption	2,810	1,210
Less: Goodwill	(1,466)	(1,449)

Tangible shareholders’ equity	$25,051	$21,646

Leverage ratio(1)	23.2x	24.5x

Adjusted leverage ratio(2)	15.7x	16.6x

Book value per share(3)	$21.79	$20.24

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(3)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,088 million at August 31, 2003 and 1,081 million at November 30, 2002.

Principal Sources of Funding

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; asset-backed securitizations; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

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

In connection with certain over-the-counter trading agreements and certain term repurchase agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At August 31, 2003, the amount of additional collateral that would be required in the event of a one notch downgrade of the Company’s senior debt credit rating was approximately $860 million.

As of September 30, 2003, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Activity in the Nine Month Period Ended August 31, 2003

During the nine month period ended August 31, 2003, the Company issued senior notes aggregating $18.8 billion, including non-U.S. dollar currency notes aggregating $4.9 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At August 31, 2003, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $91.4 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries).

During the nine month period ended August 31, 2003, the Company purchased approximately $350 million of its common stock through open market purchases at an average cost of $39.12 per share.

During the nine month period ended August 31, 2003, Morgan Stanley Capital Trust III, a consolidated Delaware statutory trust (the “Capital Trust III”), all of the common securities of which are owned by the Company, issued $880 million of 6.25% Capital Securities (the “Capital Securities III”) that are guaranteed by the Company. The Capital Trust III issued the Capital Securities III and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due March 1, 2033.

During the nine month period ended August 31, 2003, Morgan Stanley Capital Trust IV, a consolidated Delaware statutory trust (the “Capital Trust IV”), all of the common securities of which are owned by the Company, issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”) that are guaranteed by the Company. The Capital Trust IV issued the Capital Securities IV and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due April 1, 2033.

During the quarter ended August 31, 2003, Morgan Stanley Capital Trust V, a consolidated Delaware statutory trust (the “Capital Trust V”), all of the common securities of which are owned by the Company, issued $500 million of 5.75% Capital Securities (the “Capital Securities V”) that are guaranteed by the Company. The Capital Trust V issued the Capital Securities V and invested the proceeds in 5.75% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due July 15, 2033.

During the quarter ended August 31, 2003, the Company redeemed all $400 million of its 7.10% Junior Subordinated Deferrable Interest Debentures held by MSDW Capital Trust I. The Company also simultaneously redeemed all of the outstanding 7.10% Capital Securities of MSDW Capital Trust I at a redemption price of $25 per share.

Commitments

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities and financing commitments as of August 31, 2003 are summarized below by period of expiration. Since commitments associated with letters of credit and financing arrangements may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(dollars in millions)
Letters of credit(1)(2)	$4,961	$598	$—	$—	$5,559
Private equity and other principal investments(1)(3)	28	225	122	96	471
Investment grade lending commitments(1)(4)(6)	1,728	7,889	2,882	1,324	13,823
Non-investment grade lending commitments (1)(4)(6)	203	411	253	269	1,136
Commitments for secured lending transactions(1)(5)	3,488	4,289	346	—	8,123

Total	$10,408	$13,412	$3,603	$1,689	$29,112

(1)	See Note 9 to the condensed consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	This amount represents the Company’s commitments in connection with its private equity and other principal investment activities.
(4)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(5)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(6)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

The table above does not include commitments to extend credit for consumer loans of approximately $262 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At August 31, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $35 billion and $34 billion, respectively.

Less Liquid Assets

At August 31, 2003, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.4 billion, aircraft assets of $4.5 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At August 31, 2003, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $800 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments is, and may continue to be, characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s condensed consolidated statements of income. At August 31, 2003 and November 30, 2002, the Company had high-yield instruments owned with a market value of approximately $3.3 billion and $2.6 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.8 billion and $0.7 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At August 31, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.2 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $1.2 billion, respectively. In connection with these business activities (which include the loans and positions discussed above and the lending commitments included in the table on page 63), the Company had hedges with a notional amount of $4.0 billion at August 31, 2003 and $4.4 billion at November 30, 2002. Requests to provide loans or lending commitments in connection with investment banking activities are expected to continue and may grow in the future.

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

The tables below present: the Company’s quarter-end Trading & Non-trading VaR for each primary risk exposure and on an aggregate basis at August 31, 2003, May 31, 2003 and November 30, 2002 (see Table 1 below); the Company’s average daily Trading VaR for each primary risk exposure and on an aggregate basis for the quarters ended August 31, 2003, May 31, 2003, and November 30, 2002 (see Table 2 below); and the Company’s quarterly average, high, and low Trading VaR for each primary risk exposure and on an aggregate basis for the quarter ended August 31, 2003 (see Table 3 below). Trading & Non-trading VaR incorporates certain non-trading positions, which are not included in Trading VaR, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company.

Aggregate Trading & Non-trading VaR at August 31, 2003 increased from the quarter ended May 31, 2003, primarily due to a reduction in the diversification benefit. The two largest contributors to VaR (Interest rate & credit spread and Equity price risk) increased, while Commodity price and Foreign exchange rate VaR declined relative to the previous quarter. Interest rate & credit spread VaR increased primarily as a result of ongoing improvements in VaR methodology that more precisely captures the risk characteristics of certain long option positions embedded in the Company’s long-term funding liabilities included in Non-trading VaR. The incremental impact of non-trading positions on Aggregate Trading & Non-trading VaR as of August 31, 2003 was $2 million and $8 million at the 95% and 99% VaR levels, respectively (i.e., the Trading & Non-trading VaR rose relative to Trading VaR by these amounts when non-trading positions were included).

	95%/One-Day VaR(1)			99%/One-Day VaR(1)
Table 1: Aggregate Trading & Non-trading VaR	At August 31, 2003	At May 31, 2003	At November 30, 2002	At August 31, 2003	At May 31, 2003	At November 30, 2002
Primary Market Risk Category	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Interest rate & credit spread	$28	$25	$26	$48	$38	$41
Equity price	17	15	10	25	21	14
Foreign exchange rate	5	10	4	7	15	6
Commodity price	17	21	15	25	33	22

Subtotal	67	71	55	105	107	83
Less diversification benefit(2)	28	33	23	45	53	35

Aggregate Trading and Non-trading VaR	$39	$38	$32	$60	$54	$48

(1)	95% VaR represents the loss amount that one would not expect to exceed, on average, more than five times every one hundred trading days if the portfolio were held constant for a one-day period. 99% VaR represents the loss amount that one would not expect to exceed, on average, more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
(2)	Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The table below, which presents average Trading VaR, provides a comparative summary of the Company’s trading and related activities market-risk profile average over the quarters ended August 31, 2003, May 31, 2003 and November 30, 2002.

	Average Daily 95%/One-Day VaR			Average Daily 99%/One-Day VaR
Table 2: Average Trading VaR	Quarter Ended August 31, 2003	Quarter Ended May 31, 2003	Quarter Ended November 30, 2002	Quarter Ended August 31, 2003	Quarter Ended May 31, 2003	Quarter Ended November 30, 2002
	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Primary Market Risk Category
Interest rate & credit spread	$25	$25	$25	$42	$41	$40
Equity price	17	16	10	25	23	15
Foreign exchange rate	5	7	4	7	11	6
Commodity price	19	17	16	27	27	23
Aggregate Trading VaR	$37	$36	$36	$54	$54	$54

The Average Trading VaR table shows that the level of trading risk, as measured by VaR, has been stable since the quarter ended November 30, 2002. Equity price risk rose during the year from unusually low levels during the quarter ended November 30, 2002 to a level more consistent with historical risk exposure for this asset class.

The table below, which presents average, high and low Trading VaR, provides a representative summary of the Company’s trading and related activities market-risk profile during the course of the quarter ended August 31, 2003.

Table 3: Average/High/Low Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended August 31, 2003			Daily 99%/One-Day VaR for the Quarter Ended August 31, 2003
	High	Low	Average	High	Low	Average
	(dollars in millions, pre-tax)			(dollars in millions, pre-tax)
Primary Market Risk Category
Interest rate & credit spread	$33	$20	$25	$54	$35	$42
Equity price	28	13	17	40	19	25
Foreign exchange rate	16	2	5	23	3	7
Commodity price	23	16	19	36	23	27
Aggregate Trading VaR	$42	$32	$37	$61	$49	$54

The Company’s average 99%/one-day Aggregate Trading VaR for the quarter ended August 31, 2003 was $54 million. Around this average, the Company’s Aggregate Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate Trading VaR and illustrates that, for more than 90% of trading days during the quarter ended August 31, 2003, Aggregate Trading VaR ranged between $49 million and $57 million.

One method of evaluating the accuracy of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. For a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended August 31, 2003 for the Company’s institutional trading businesses (including net interest and commissions and excluding primary revenue credited to the institutional trading businesses). There were no days during the quarter ended August 31, 2003 in which the Company incurred daily trading losses in its institutional trading business in excess of the 99%/one-day Aggregate Trading VaR.

As of August 31, 2003, interest rate risk exposure associated with the Company’s consumer lending activities, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2002.

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

The Company has credit guidelines that limit current and potential credit exposure to any one borrower or counterparty. The Credit Department administers these limits and monitors and reports credit exposure relative to limits.

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at August 31, 2003. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities).

OTC Derivative Products—Financial Instruments Owned(1)

Counterparty Credit Rating(2)	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$872	$1,652	$1,672	$5,364	$(2,317)	$7,243	$3,417
AA	5,308	3,350	2,424	7,908	(5,396)	13,594	7,477
A	3,276	2,452	2,403	3,960	(2,317)	9,774	4,906
BBB	2,244	1,490	897	1,842	(733)	5,740	4,066
Non-investment grade	940	472	253	542	(221)	1,986	1,190
Unrated(4)	777	298	82	64	(12)	1,209	51

Total	$13,417	$9,714	$7,731	$19,680	$(10,996)	$39,546	$21,107

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Credit ratings are determined for both rated and unrated counterparties by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at August 31, 2003, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net-Exposure Pre-Collateral	Net Exposure Post-Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,241	$6,884	$6,715	$19,124	$(10,184)	$26,780	$11,400
Foreign exchange forward contracts and options	3,783	268	60	8	(87)	4,032	3,716
Equity securities contracts (including equity swaps, warrants and options)	1,529	622	285	94	(97)	2,433	1,166
Commodity forwards, options and swaps	3,864	1,940	671	454	(628)	6,301	4,825

Total	$13,417	$9,714	$7,731	$19,680	$(10,996)	$39,546	$21,107

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,468	$6,561	$5,925	$11,602	$(10,184)	$19,372
Foreign exchange forward contracts and options	3,528	280	54	17	(87)	3,792
Equity securities contracts (including equity swaps, warrants and options)	986	916	397	326	(97)	2,528
Commodity forwards, options and swaps	3,669	1,405	516	142	(628)	5,104

Total	$13,651	$9,162	$6,892	$12,087	$(10,996)	$30,796

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

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

Item 4.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2003 and May 31, 2003 and the Company’s Current Report on Form 8-K dated April 28, 2003.

Penalty Bid Litigation.    On October 6, 2003, the U.S. Supreme Court denied plaintiffs’ petition for certiorari.

Research Matters.    On July 10, 2003, a securities class action captioned Shah v. Morgan Stanley, et al., was filed in the U.S. District Court for the District of Nevada against the Company and certain individuals on behalf of purchasers of the Company’s common stock from July 1, 1999 through May 6, 2002. The complaint alleges that the Company misrepresented the objectivity of its analysts’ research and failed to disclose conflicts of interest between research analysts and bankers, the later revelation of which caused the price of the Company’s common stock to decline. The complaint claims breach of fiduciary duty and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder.

On July 29, 2003, two securities fraud actions were filed in the U.S. District Court for the Southern District of New York (“SDNY”) against the Company and other defendants alleging that defendants issued materially false and misleading research reports on Homestore.com, Inc., which reports artificially inflated the price of Homestore’s stock. The complaint claims violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

Regarding the matter captioned Dacey v. Morgan Stanley Dean Witter & Co. filed on May 8, 2002, the Company, on July 21, 2003, filed a motion to dismiss the remanded complaint.

Regarding the matter captioned Cannon v. Citigroup Global Markets, et al., on August 5, 2003, plaintiff filed a voluntary dismissal without prejudice.

Regarding the matter captioned Kraussmann v. Morgan Stanley & Co., Inc. and UBS Warburg LLC, in July 2003, two additional cases alleging the same facts and violations were filed in the SDNY.

Regarding the June 24, 2003 suit brought by the Attorney General of West Virginia, the Company and other defendants, on August 25, 2003, filed motions to dismiss the complaint and disqualify plaintiff’s counsel.

In Pfeiffer, et al. v. Goldman, Sachs & Co., et al., one of the three consolidated actions beginning on August 30, 2002, on August 4, 2003, plaintiffs filed a notice of appeal of the court’s decision to dismiss the complaint for the second time.

On August 29, 2003, the SDNY entered an Order approving the parties’ stipulation to stay the Technology Fund and Information Fund cases pending the decision of the U.S. Circuit Court of Appeals for the Second Circuit in an appeal from the dismissal of a similar case brought against another party by the same plaintiffs’ law firm.

Regarding the December 19, 2002 global research settlement involving the Company, other financial services firms, and various regulators, the settlement has been approved by the SEC, the NYSE and the NASD. The settlement has also been approved and executed by a number of states. The parties are awaiting approval and entry of final judgments by the SDNY.

Electricity Trading Matters.    On July 7, 2003, one of the class actions, Millar v. Allegheny Energy, was remanded to California Superior Court.

On July 10, 2003, the Company agreed with the State of California to settle the long-term power contract cases.

On August 29, 2003, the Company, without admitting any wrongdoing, agreed with the Federal Energy Regulatory Commission (“FERC”) staff to settle all of the charges in the June 25, 2003 Orders to Show Cause. The settlement agreement has been submitted to the FERC for approval.

Mutual Fund Matters.    On July 14, 2003, the Massachusetts Securities Division (“the Division”) filed an administrative complaint alleging that the Company filed false information in response to an inquiry from the Division pertaining to mutual fund sales practices. On August 11, 2003, the Division filed another administrative complaint, alleging that the Company failed to make disclosures of incentive compensation for proprietary and partnered mutual fund transactions. The Company answered the complaints on August 4 and September 16, 2003, respectively.

In July 2003, the Company received a subpoena from the Attorney General of the State of New York requesting information relating to possible late trading and market-timing activities in mutual funds. In September 2003, the SEC and NASD commenced industry-wide examinations of broker-dealers and mutual fund complexes, including the Company, relating to possible late trading and market-timing activities in mutual funds. The Company is cooperating with these investigations.

On September 15, 2003, the Company and one of its officers entered into a settlement with the NASD pursuant to a Letter of Acceptance, Waiver and Consent (“AWC”). The AWC alleges violations of applicable NASD rules in connection with various sales contests conducted from October 1999 to December 2002. Under the terms of the settlement, the Company and its officer neither admitted nor denied the allegations of the AWC and accepted a censure and the imposition of monetary fines in the amounts of $2 million and $250,000, respectively.

On September 23, 2003, the staff of the SEC informed the Company that it is considering recommending enforcement action in connection with the Company’s mutual fund sales practices. The staff advised the Company that the proposed action against it would be based upon, among other things, (i) the Company’s alleged failure to disclose the sources, types and amounts of compensation received by it from investment companies for selling their products; (ii) the Company’s alleged failure to disclose adequately its compensation arrangements for financial advisors; and (iii) the Company’s alleged favored sale or distribution of shares of specified investment companies based upon brokerage commissions received or expected from such investment companies. On October 8, 2003, the staff advised the Company that it is also considering recommending enforcement action based upon, among other things, the Company’s alleged sales practices in connection with Class B investment company shares.

Regarding the matter captioned Hicks v. Morgan Stanley & Co., et al., on July 16, 2003, the Court granted plaintiffs’ motion for class certification.

Regarding the matter captioned Edward Benzon, et al., v. Morgan Stanley Distributors Inc., et al., on September 2, 2003, defendants filed a motion to dismiss the complaint.

AOL Time Warner Litigation.    Several additional lawsuits relating to the Company’s role as financial advisor to Time Warner and/or as underwriter of AOL Time Warner bonds have been filed in various state courts, including Ohio, West Virginia, Pennsylvania, and three additional actions in California. These complaints allege facts and violations similar to In re AOL Time Warner, Inc. Securities & “ERISA” Litigation, Regents of the University of California, et al., v. Parsons, et al., and Treasurer of New Jersey, et al., v. AOL Time Warner Inc. et al.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K

Form 8-K dated June 18, 2003 reporting Item 7 and Item 9 in connection with the announcement of the Company’s financial results for the fiscal quarter ended May 31, 2003.

Form 8-K dated August 26, 2003 reporting Item 5 and Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ ALEXANDER C. FRANK

Alexander C. Frank, Controller and Treasurer

By:	/S/ DAVID S. MOSER

David S. Moser, Principal Accounting Officer

Date:  October 14, 2003

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2003

Exhibit No.	Description
4	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated October 10, 2003, concerning unaudited interim financial information.

23.1	Consent of BK Associates, Inc.

23.2	Consent of Morten Beyer & Agnew, Inc.

23.3	Consent of Airclaims Limited.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1