Form 10-K
period 2003-11-30
MORGAN STANLEY
filed 2004-02-25
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

Commission File Number 1-11758

Morgan Stanley

(Exact name of Registrant as specified in its charter)

Delaware	36-3145972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway

New York, NY 10036

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 761-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange Pacific Exchange
8.03% Capital Units	New York Stock Exchange
7 ¼% Capital Securities of Morgan Stanley Capital Trust II (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 ¼% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 ¼% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 ¾% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange

SPARQS® due May 1, 2004; SPARQS due June 15, 2004; SPARQS due August 1, 2004; SPARQS due September 1, 2004; SPARQS due October 30, 2004 (2 issuances); SPARQS due November 30, 2004; SPARQS due December 30, 2004; SPARQs due January 30, 2005

American Stock Exchange
Exchangeable Notes due June 5, 2006	New York Stock Exchange

Exchangeable Notes due December 13, 2004; Exchangeable Notes due March 30, 2008; Exchangeable Notes due December 30, 2008 (3 issuances); Exchangeable Notes due December 30, 2010 (2 issuances); Exchangeable Notes due January 30, 2011

American Stock Exchange
PERKSSM due March 30, 2004	American Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange
BRIDGESSM due April 30, 2004; BRIDGES due July 30, 2004; Redeemable BRIDGES due May 30, 2005	New York Stock Exchange

BRIDGES due August 30, 2008; BRIDGES due December 30, 2008 (2 issuances); BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010

American Stock Exchange
7.25% Notes due June 17, 2029	New York Stock Exchange
1.875% Capital Protected Notes due March 30, 2011	American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010 (2 issuances)	American Stock Exchange
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	American Stock Exchange
PLUSSM due June 30, 2004; PLUS due September 30, 2004; PLUS due April 30, 2005; PLUS due July 30, 2006	American Stock Exchange
BOXES® due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
PLUS due August 30, 2004; PLUS due December 30, 2004	Nasdaq National Market
MPS due March 30, 2009	Nasdaq National Market

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the common stock of Registrant held by non-affiliates of Registrant as of May 31, 2003 was approximately $49,077,140,217. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares outstanding of Registrant’s common stock, $.01 par value, as of December 31, 2003: 1,085,170,940.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 20, 2004 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Annual Report on Form 10-K

for the fiscal year ended November 30, 2003

Forward-Looking Statements

Certain statements in this report, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, may constitute forward-looking statements. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements, including (without limitation) the effect of political, economic and market conditions, the availability and cost of capital, the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices, the actions of current and potential competitors, the impact of current, pending or future legislation, regulation and legal actions in the U.S. and throughout the world, our reputation, the potential effects of technological changes and other risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Competition” and “Regulation” in Part I, Item 1. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business.

Overview.    Morgan Stanley is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services.

Morgan Stanley’s institutional securities business segment (“Institutional Securities”) includes:

•	Investment banking, including securities underwriting and distribution and financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance.

•	Sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities.

•	Other activities, such as aircraft financing, principal investing and real estate investment management, and research.

Morgan Stanley’s individual investor group business segment (“Individual Investor Group”) includes:

•	Comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles.

Morgan Stanley’s investment management business segment (“Investment Management”) includes:

•	Global asset management products and services for individual and institutional investors, through three principal distribution channels: a proprietary channel consisting of Morgan Stanley’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and Morgan Stanley’s institutional channel.

•	Private equity activities.

Morgan Stanley’s credit services business segment (“Credit Services”) includes:

•	Discover Financial Services (“DFS”), which includes Discover®-branded cards and other consumer finance products and services.

•	Discover Business Services, a network of merchant and cash access locations primarily in the U.S.

•	Consumer Banking Group International, which includes Morgan Stanley-branded cards and personal loan products in the U.K.

Morgan Stanley is a holding company that provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals, through its subsidiaries and affiliates. Morgan Stanley conducts its business from its headquarters in New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. At November 30, 2003, Morgan Stanley had 51,196 employees worldwide.

Financial information concerning Morgan Stanley, our business segments and geographic regions for each of the fiscal years ended November 30, 2003, November 30, 2002 and November 30, 2001 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

Unless the context otherwise requires, the terms “Morgan Stanley”, the “Company”, “we” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Available Information. Morgan Stanley files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Morgan Stanley’s internet site is www.morganstanley.com. Morgan Stanley makes available free of charge through its internet site, via a link to the SEC’s internet site at www.sec.gov, its annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through its internet site, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Morgan Stanley makes available on www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. In addition, Morgan Stanley posts on www.morganstanley.com its composite Certificate of Incorporation, Bylaws, Charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee as well as its Corporate Governance Policies and its Code of Ethics and Business Conduct for its directors, officers and employees. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us at 1585 Broadway, New York, NY 10036, Attention: Investor Relations (212-761-4000). The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

Institutional Securities.

Morgan Stanley provides worldwide financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly-owned subsidiaries, including Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Limited and Morgan Stanley Dean Witter Asia Limited. These subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services, on behalf of institutional investors and on a proprietary basis.

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

Financial Advisory Services.    Morgan Stanley provides corporate and other institutional clients globally with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, corporate defense strategies, joint ventures, privatizations, spin-offs, restructurings, proxy and consent solicitations, tender offers, exchange offers and leveraged buyouts. Morgan Stanley provides advice concerning recapitalizations, rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and financial planning. Morgan Stanley furnishes advice and services regarding project financings and provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

Corporate Lending.    Morgan Stanley provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade (as determined by Morgan Stanley’s Credit Department using methodologies generally consistent with those employed by external rating agencies). These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by Morgan Stanley.*

Sales, Trading, Financing and Market-Making Activities.**

Morgan Stanley conducts its sales, trading and market-making activities on exchanges and in over-the-counter (“OTC”) markets around the world.

Equity Securities and Related Products.    Morgan Stanley’s equity sales, trading and market-making activities cover equity and equity-related products globally, including common stock, ADRs, restricted/control stock, convertible securities, preferred securities and exchange-traded funds and warrants, equity index products, equity swaps, futures, options and other structured products.

Morgan Stanley issues equity-linked products to institutional and individual investors, including BRIDGESSM, Stock Participation Accreting Redemption Quarterly-pay Securities® (“SPARQS®”) and Market Participation SecuritiesSM (“MPSSM”). Morgan Stanley advises clients and executes transactions globally in connection with, among other things, block trades and program trading, equity repurchase strategies and other trading strategies. Morgan Stanley engages in proprietary trading and arbitrage activities in equity securities and equity-related products.

Morgan Stanley provides equity financing services, including prime brokerage, which offers consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. Morgan Stanley also acts as principal and agent in stock borrowing and stock lending transactions in support of its global trading and brokerage, investment management and clearing activities and as an intermediary between broker-dealers.

Fixed Income Securities and Related Products.    Morgan Stanley trades and makes markets in fixed income securities and related products globally, including investment grade corporate debt, non-investment grade instruments, bank loans, U.S. and non-U.S. government securities, municipal securities, emerging market securities, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley trades and makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. Morgan Stanley is a primary dealer of government securities in several European countries and is a member of the syndicates that underwrite German and Japanese government bonds. Morgan Stanley is a dealer in interest rate and currency swaps and other related derivative products, credit derivatives (including credit default swaps), OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements, options and swaps. Morgan Stanley also trades fixed income futures. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., Morgan Stanley enters into swaps and related derivative transactions with counterparties seeking a triple-A rated counterparty. Morgan Stanley engages in proprietary trading in fixed income securities and fixed income-related products.

*	Revenues and expenses associated with the trading of syndicated loans are included in “Sales, Trading, Financing and Market-Making Activities”.
**	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s trading risk management structure, policies and procedures.

Morgan Stanley advises clients globally on investment and liability strategies and assists corporations in their debt repurchases and tax planning. Morgan Stanley structures debt securities and derivatives with risk/return factors designed to suit client objectives, including using repackaged asset vehicles through which clients can restructure asset portfolios to provide liquidity or recharacterize risk profiles. Through the use of repurchase and reverse repurchase agreements, Morgan Stanley acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. Morgan Stanley also provides financing to customers for commercial and residential real estate loan products.

Morgan Stanley is a market-maker in foreign currencies. Most of Morgan Stanley’s foreign exchange business relates to major foreign currencies such as yen, euro, sterling, Swiss francs and Canadian dollars. Morgan Stanley trades on a principal basis in the spot, forward and currency option markets and takes proprietary positions in such currencies. Morgan Stanley trades currency futures at the International Monetary Market division of the Chicago Mercantile Exchange.

Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power, emissions and related energy products. Morgan Stanley is a market-maker in exchange-traded and OTC options and swaps on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers clients hedging programs relating to production, consumption, reserve/inventory management and energy-contract securitizations. Morgan Stanley trades many of these products through the IntercontinentalExchange, Inc., an electronic trading system in which Morgan Stanley maintains an ownership interest. Morgan Stanley is an electricity power marketer in the U.S. and owns equity interests in three exempt wholesale generators (as defined in the Public Utility Holding Company Act of 1935) from which Morgan Stanley (solely or acting with a joint venture partner) is the exclusive purchaser of electric power.

From time to time, Morgan Stanley has organized, advised and managed certain funds that invest and trade in particular debt securities, foreign currencies, real estate or commodities and may continue to do so in the future. In connection with such activities, Morgan Stanley has made and may continue to make investments for its own account in one or more of such funds.

Other Activities.

Aircraft Financing.    Morgan Stanley engages in aircraft financing activities. Morgan Stanley also owns Ansett Worldwide Aviation Services, one of the world’s leading aircraft leasing groups, leasing commercial jet aircraft to airlines around the world.

MSCI.    Morgan Stanley’s majority-owned subsidiary, Morgan Stanley Capital International Inc. (“MSCI®”), calculates and distributes over 25,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering 50 countries, and has a 35-year historical database that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI also calculates and distributes over 7,500 fixed income and 190 hedge fund indices. Investment professionals around the world use MSCI data for many purposes, including performance measurement.

Principal Investing and Real Estate Investment Management.    Morgan Stanley invests for its own account and for the account of clients seeking exposure to private equity, real estate-related and other alternative investments. These investments may, among other things, be in connection with the investments made by the private equity funds, real estate funds and separate accounts for which Morgan Stanley generally acts as general partner or investment advisor or in connection with Morgan Stanley’s investment banking and sales and trading activities. Such investments may include purchases of equity or debt securities of companies that may have strategic value for Morgan Stanley, such as alternative trading systems, electronic trading systems and other strategic businesses and technologies. See also “Investment Management—Private Equity Activities.”

Research.    Morgan Stanley’s global research departments (“Research”), comprised of economists, strategists, and industry analysts, engage in equity and fixed income research activities and produce reports and studies on the economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and approximately 2,200 individual companies, approximately half of which are located outside of the U.S. Research provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends. Research provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded. Research reports and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Link, and Morgan Stanley’s sales forces.

Individual Investor Group.

The Individual Investor Group provides comprehensive financial services to individual investors globally. Through its financial advisors, Morgan Stanley is committed to delivering advice to its clients with a focus on affluent and high net worth investors. Morgan Stanley offers securities and investment products supported by its investment banking, research, investment management, execution and operational resources. Morgan Stanley has one of the largest financial advisor networks in the U.S. with approximately 11,000 financial advisors located in nearly 450 branches and conducts this business in the U.S. primarily through its wholly-owned subsidiary Morgan Stanley DW Inc. (“MSDWI”). Morgan Stanley had $565 billion in client assets at November 30, 2003.

Client Coverage.    In the U.S., Morgan Stanley provides services to multiple client segments spanning the wealth spectrum through a single sales organization. Morgan Stanley’s network of financial advisors, wealth advisors and investment representatives provide clients with financial planning and investment advisory services through a flexible platform designed to accommodate individual investment goals and risk profiles. Morgan Stanley works with clients to understand their financial needs and objectives through comprehensive financial planning, including education, retirement and estate planning. Morgan Stanley offers tailored financial solutions to high net worth investors, including individuals, families and foundations controlling significant pools of wealth. Dedicated teams of investment representatives draw upon Morgan Stanley’s resources and those of leading third-party providers to establish investment portfolios and global asset allocation strategies to address these clients’ objectives.

Morgan Stanley also offers financial advisory services outside the U.S. to serve the needs of high net worth clients in Europe, Asia and Latin America. Morgan Stanley’s international operations include Morgan Stanley Quilter, a U.K.-based private client investment management business that provides segregated account management and advisory services to individuals, pension funds and trusts in the U.K., and Morgan Stanley, S.V., S.A., which provides asset management and brokerage services to individual investors in Spain.

Clients Solutions.    Morgan Stanley provides various products and services to execute financial plans and position clients to attain their financial goals, including mutual funds, stocks, bonds and professional money management. Morgan Stanley also offers mortgage products and acts as a national general agency for leading insurance carriers to meet the insurance and annuity needs of individual clients. Morgan Stanley offers trust and fiduciary services to individual and corporate clients, including trustee services for personal trusts and tax-qualified retirement plans. Morgan Stanley offers financial solutions to businesses through BusinesScapeSM, a program that offers qualified business clients enhanced check writing privileges, cash management and a commercial line of credit. Morgan Stanley also provides defined contribution plan services for businesses of all sizes, including 401(k) plans and stock plan administration.

Morgan Stanley offers various account options for individual clients. The Active Assets Account® offers clients brokerage and banking services in one account. With this account, clients’ uninvested cash is consolidated into various money market options or an FDIC-insured account. For clients who prefer fee-based pricing, it offers the Morgan Stanley ChoiceSM account, which charges a percentage of assets rather than a per-transaction fee. Clients can also choose to have a fee-based separately managed account.

Client Support.    Morgan Stanley executes and clears its transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities and memberships in various clearing corporations. Systems at computer centers operated by an unaffiliated services provider also support the Individual Investor Group’s operations. Client coverage and solutions are supported by Morgan Stanley’s infrastructure and technology platform.

Investment Management.

Morgan Stanley has one of the largest global asset management organizations of any full-service securities firm, with $462 billion of assets under management or supervision at November 30, 2003*. Morgan Stanley’s investment management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore, and India manage investment products, ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investments in developed and emerging markets. Through service companies, distribution subsidiaries and investment advisors, Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Individual Investors.    Morgan Stanley provides investment products and services including proprietary open- and closed-end mutual funds and separately managed accounts to individual investors. Morgan Stanley also provides investment products through intermediary platforms, such as 401(k) plans and variable annuities. Morgan Stanley serves individual investors through its proprietary network of financial advisors who offer, among other things, Morgan Stanley- and Van Kampen-branded products. Morgan Stanley offers Van Kampen-branded products through affiliated and unaffiliated broker-dealers, commercial banks and thrifts, insurance companies and financial planners. A small number of these distributors account for a substantial portion of Van Kampen sales in those intermediary channels. Morgan Stanley distributes investment products to individuals outside the U.S. through international non-proprietary distributors.

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

Credit Services.**

Based on its approximately 46.1 million general purpose credit card accounts at November 30, 2003, Morgan Stanley, through its Credit Services business, is one of the largest single issuers of general purpose credit cards in the U.S.   Morgan Stanley’s Credit Services business includes DFS, which operates Credit Services’ general purpose credit card business; Discover Business Services, which operates Morgan Stanley’s merchant and cash access network; its Consumer Banking Group International in the UK; and other consumer finance products and services.

*	Revenues and expenses associated with certain assets are included in Institutional Securities and Individual Investor Group.
**	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s interest rate and credit risk management structure, policies and procedures.

Credit Cards and Services.    DFS offers several general purpose credit cards designed to appeal to different market segments of consumers for use through Discover Business Services, including the Discover Classic Card, the Discover Platinum Card, the Discover Gold Card, the Discover Titanium Card, the Miles Card from Discover as well as affinity cards. DFS offers other consumer finance products and services, including home loans and credit protection products. DFS offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other accounts or credit sources. In the U.K., Consumer Banking Group International offers the Morgan StanleyCardSM on the MasterCard® network and personal loan products.

DFS offers cardmembers numerous customer services. Cardmembers may register their accounts online with the Discover Card Account Center, which offers a menu of free e-mail notifications that inform cardmembers about the status of their accounts, including reminders that a cardmember’s credit limit is approaching or that a minimum payment is due. Cardmembers may view detailed account information and receive exclusive discounts and special Cashback Bonus® awards by shopping at the online ShopCenterSM. In addition, the Discover Deskshop® virtual credit card enables cardmembers to use a single-use credit card number (a unique credit card number used for purchases at a single web site) for online purchases so that the cardmembers never have to reveal their actual card number. At November 30, 2003, DFS had over 12 million cardmembers registered on the Discover Card Account Center.

Merchants.    Only merchants that are members of the Discover Business Services network accept DFS’s general purpose credit cards. Since its establishment in 1986, the Discover Business Services network has become the largest proprietary credit card network in the U.S.

DFS operates the issuing, network and acquiring businesses primarily in the U.S., provides customized programs to its merchants in such areas as processing and otherwise tailors program terms to meet merchant needs. DFS utilizes its own national sales and support force, independent sales agents and telemarketing force to maintain and increase its merchant base.

Marketing.    DFS promotes its general purpose credit cards using distinctive features that are designed to appeal to different consumer bases. For instance, pursuant to the Cashback Bonus award program, DFS provides certain cardmembers awards based upon their level and types of purchases.

Operations.    DFS performs the functions required to service and operate its card accounts either by itself or through agreements with third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services and collection of delinquent accounts. DFS maintains several operations centers throughout the U.S. and the Consumer Banking Group International maintains one in Scotland. Systems at computer centers operated by an unaffiliated services provider also support DFS’s operations.

Competition.

All of Morgan Stanley’s businesses are highly competitive and we expect them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all of its business segments.

Institutional Securities and Individual Investor Group.    Morgan Stanley competes directly in the U.S. and globally with other securities and financial services firms. Morgan Stanley’s competitive position depends on its reputation, the quality of its professionals and other personnel, its products, services and advice, ability to make capital commitments, relative pricing and innovation. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation costs.

Morgan Stanley’s ability to access capital at competitive rates (which is generally dependent on Morgan Stanley’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive investment banking and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients continue to request that Morgan Stanley provide loans or lending commitments in connection with certain investment banking activities and this activity will continue in the future.

Besides competition from firms traditionally engaged in the financial services business, Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. The financial services industry has experienced consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. Such convergence has continued and could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

Investment Management.    Competition in the asset management industry is affected by several factors, including relative performance of investment products, investment objectives, advertising and sales promotion efforts, fee levels, distribution channels and types and quality of services offered. Besides fund products offered by other broker-dealers, the funds Morgan Stanley offers compete with the funds of other asset management firms and other investment alternatives.

Credit Services.    DFS competes directly with other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark), charge cards, credit cards that travel and financial advisory companies issue and, to a certain extent, debit cards. Competition centers on merchant acceptance of credit cards, account acquisition and customer utilization. Merchant acceptance is based on competitive transaction pricing and the volume and usage of cards in circulation. Account acquisition and customer utilization are driven by competitive and appealing credit card features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to compete and grow.

Regulation.

Most aspects of Morgan Stanley’s business are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Aspects of Morgan Stanley’s public disclosure, corporate governance principles and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (the “NYSE”). New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the financial condition or results of operations of Morgan Stanley. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of its business, Morgan Stanley faces complexity and additional costs in its compliance efforts. Regulatory requirements scheduled to become effective in 2005 will also impose additional regulatory capital requirements at the holding company level and enhanced risk management procedures across all of Morgan Stanley’s businesses.

Institutional Securities and Individual Investor Group.    MS&Co. and MSDWI are registered as broker-dealers with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and are members of self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the “NASD”) and securities exchanges, including the NYSE. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of regulations governing a broker-dealer’s actions could result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences.

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

As futures commission merchants, MS&Co. and MSDWI’s activities in the futures and options-on-futures markets are regulated by the Commodity Futures Trading Commission (the “CFTC”) and other commodity exchanges. Certain subsidiaries of Morgan Stanley are registered with the CFTC as commodity trading advisors and/or commodity pool operators. Morgan Stanley’s futures and options-on-futures business is also regulated by the National Futures Association (the “NFA”), a registered futures association, of which MS&Co. and MSDWI and certain of their affiliates are members. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration terminations or revocations of commodity exchange memberships.

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

As registered broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co. and MSDWI, are subject to the SEC’s net capital rule, and, as futures commission merchants, MS&Co. and MSDWI are subject to the net capital requirements of the CFTC and various commodity exchanges. Many non-U.S. securities exchanges and regulatory authorities also either have imposed or are proposing rules relating to capital requirements applicable to Morgan Stanley’s subsidiaries. These rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of assets be kept in relatively liquid form. See also Note 13 in “Notes to Financial Statements” in Part II, Item 8.

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

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and detect and report suspicious activities to the government. Institutions subject to the PATRIOT Act must implement specialized employee training programs, designate an anti-money laundering compliance officer and submit to independent audits of the effectiveness of the compliance program. Anti-money laundering laws outside of the U.S. contain similar provisions. Morgan Stanley has established policies, procedures and systems designed to comply with these regulations.

Both U.S. and non-U.S. regulators are increasingly focused on research conflicts of interest. Research-related regulations have been implemented in certain jurisdictions and are proposed or under consideration in other jurisdictions. In addition, Morgan Stanley is party to a research settlement reached with U.S. Federal and state regulators (see “Legal Proceedings” in Part I, Item 3 for a description of the settlement). New and revised requirements resulting from these regulations and the settlement have necessitated the development of corresponding policies and procedures.

Morgan Stanley’s securities and futures businesses are also regulated extensively by non-U.S. governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. For instance, the Financial Services Authority, the London Stock Exchange and Euronext.liffe regulate its activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate its business in Singapore.

Morgan Stanley Bank, through which Morgan Stanley conducts certain financing and lending activities, is an industrial loan company chartered under the laws of the State of Utah. It has deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC. Morgan Stanley Bank is not considered a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”). See also “Credit Services” below.

Investment Management.    Certain subsidiaries, including MS&Co., MSDWI and those related to Morgan Stanley’s investment management activities, are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment product holder. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its investment management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in the investment management activities for specified periods of time, the revocation of registrations, other censures and fines. Subsequent to fiscal 2003, the SEC proposed rules relating to compliance programs of investment companies and investment advisers and rule amendments to enhance the independence and effectiveness of fund boards.

Morgan Stanley Trust National Association, a wholly-owned subsidiary, is a federally chartered national bank whose activities are limited to fiduciary activities, primarily personal trust services. It is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency.

Morgan Stanley Trust, a wholly-owned subsidiary, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision (“OTS”) and by the FDIC. As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. Subsidiaries of Morgan Stanley, including Morgan Stanley Trust, are registered transfer agents subject to regulation and examination by the SEC.

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

Credit Services.    Morgan Stanley conducts substantial portions of its Credit Services business in the U.S. through its wholly-owned subsidiary, Discover Bank, a state bank chartered under the laws of the State of Delaware. Discover Bank has its deposits insured by the FDIC, pays FDIC assessments and is subject to comprehensive regulation and periodic examination by the Delaware bank commissioner and by the FDIC.

Generally, a company that controls a “bank,” as defined in the BHCA, is required to register as a bank holding company and is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. Discover Bank is considered a “bank” under the BHCA; however, under the BHCA Morgan Stanley’s control of Discover Bank is grandfathered and Morgan Stanley is generally not treated as a bank holding company for purposes of the BHCA as long as Discover Bank either refrains from engaging in commercial lending or refrains from taking demand deposits.

Certain acquisitions of Morgan Stanley’s common stock may be subject to regulatory approval and notice under federal and state banking law. In addition, if direct or indirect control of Discover Bank were transferred to an unaffiliated third party, the third party’s control of Discover Bank would not be grandfathered under the BHCA and the third party may have to operate in a manner permissible for a bank holding company under the BHCA.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies are required to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not “well capitalized” for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Discover Bank currently uses brokered deposits as a funding source and, if it were not able to do so, its funding costs could be impacted.

Morgan Stanley conducts its U.K. credit card and personal loan business through Morgan Stanley Dean Witter Bank Limited, Morgan Stanley’s chartered bank in the U.K., which is subject to regulation related to capital adequacy, consumer protection and deposit protection. The bank is governed primarily by the U.K.’s Financial Services and Markets Act 2000 and its activities are supervised by the Financial Services Authority and by the Office of Fair Trading in relation to its consumer credit activities.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley (all of whom are members of Morgan Stanley’s Management Committee) as of February 25, 2004 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Philip J. Purcell (60).    Chairman of the Board of Directors and Chief Executive Officer (since May 1997). Director or trustee of approximately 100 registered investment companies for which Morgan Stanley Investment Advisors Inc. serves as investment manager or investment adviser. Director of AMR Corporation.

Stephan F. Newhouse (56).    President (since December 2003). Co-President and Chief Operating Officer of Institutional Securities (September 2000 to December 2003). Deputy head of Institutional Securities (December 1997 to September 2000) and Chairman of Morgan Stanley & Co. International Limited (December 2000 to November 2003).

Tarek F. Abdel-Meguid (48).    Head of Investment Banking Division (since September 2000). Deputy Head of Investment Banking Division (May 1997 to September 2000).

Stephen S. Crawford (39)*. Executive Vice President and Chief Financial Officer (since March 2001). Executive Vice President and Chief Strategic and Administrative Officer (June 2000 to March 2001). Managing Director of MS&Co. (since 1998).

Zoe Cruz (49).    Head of Fixed Income Division (since September 2000). Co-Head of Foreign Exchange Department (August 1993 to September 2000).

John P. Havens (47).    Head of Institutional Equity Division (since September 2000). Managing Director of MS&Co. (since 1990). Director of Nasdaq Stock Market, Inc.

Roger C. Hochschild (39).    President and Chief Operating Officer of DFS (since January 2004). Executive Vice President and Chief Strategic and Administrative Officer (March 2001 to January 2004). Executive Vice President of DFS (November 1998 to February 2001).

Donald G. Kempf, Jr. (66).    Executive Vice President, Chief Legal Officer and Secretary (since December 1999). Partner at the law firm of Kirkland & Ellis (1971 to January 2000) and a member of its management committee (1981 to 1998).

Mitchell M. Merin (50).    President and Chief Operating Officer of Investment Management (since December 1998). Director or trustee (since December 1999) of approximately 20 registered investment companies for which Van Kampen Asset Management (or a subsidiary thereof) serves as investment manager or investment adviser.

David W. Nelms (43).    Chairman and Chief Executive Officer of DFS (since January 2004). President and Chief Operating Officer of DFS (September 1998 to January 2004).

Vikram S. Pandit (47).    President and Chief Operating Officer of Institutional Securities (since December 2003, Co-President September 2000 to December 2003). Head of Institutional Equity Division (May 1997 to September 2000).

Joseph R. Perella (62).    Chairman of Institutional Securities (since September 2000). Head of Investment Banking Division (May 1997 to September 2000).

John H. Schaefer (52).    President and Chief Operating Officer of Individual Investor Group (since June 2000). Executive Vice President and Chief Strategic and Administrative Officer (June 1998 to June 2000).

*	On February 23, 2004, Morgan Stanley announced that, effective in March 2004, David H. Sidwell would become Chief Financial Officer. Mr. Sidwell will report to Mr. Crawford, who will become Chief Administrative Officer upon Mr. Sidwell’s appointment. Mr. Sidwell (age 50) was employed by J.P. Morgan Chase & Co. since 1984, most recently as chief financial officer of its investment bank. Mr. Sidwell was the Controller of J.P. Morgan & Co. Incorporated from April 1994 until its merger with The Chase Manhattan Corporation on December 31, 2000.

Item 2.	Properties.*

Morgan Stanley owns its executive offices, located at 1585 Broadway, New York, New York, where it occupies approximately 925,000 square feet as its New York headquarters. Morgan Stanley owns a 748,000 square foot office building on 107 acres in Westchester County, New York. Morgan Stanley also owns 83 acres in Riverwoods, Illinois where DFS’s executive offices occupy 1,200,000 square feet.

Morgan Stanley occupies approximately 1,800,000 square feet at various locations in Manhattan under leases expiring between 2004 and 2013. Morgan Stanley also leases approximately 420,000 square feet in Brooklyn, New York under a lease expiring in 2013 and approximately 440,000 square feet in Jersey City, New Jersey under leases expiring between 2004 and 2012.

Morgan Stanley’s London headquarters are located at 25 Cabot Square, Canary Wharf where it occupies approximately 455,000 square feet and owns the freehold interest in the land and the building. Morgan Stanley also leases approximately 1,150,000 square feet at locations in Canary Wharf and London Docklands, under lease arrangements expiring or with break options occurring between 2004 and 2028.

Morgan Stanley’s Tokyo headquarters are located in Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku, where it occupies approximately 280,000 square feet under a lease with an option to cancel in 2006, or at any time thereafter.

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

Morgan Stanley is involved in the following legal proceedings:

IPO Fee Litigation.

In November and December 1998, purported class actions, later consolidated into In re Public Offering Fee Antitrust Litigation, were initiated in the U.S. District Court for the Southern District of New York (the “SDNY”) against Morgan Stanley and 24 other underwriters. The consolidated amended complaint, filed on behalf of purchasers of certain shares in initial public offerings (“IPOs”), alleges that defendants conspired to fix the underwriters’ spread in IPOs of U.S. companies at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief. During 2001, the court dismissed this action with prejudice and denied plaintiffs’ motion to amend the complaint to include an issuer plaintiff, but stated that any class actions brought on behalf of issuer plaintiffs were not affected by this decision. On December 13, 2002, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal and remanded the purchaser case to the trial court. On June 24, 2003, defendants filed a supplemental brief in support of their motion to dismiss on the ground of standing.

Other purported class actions were filed by issuer plaintiffs making similar antitrust allegations with respect to the 7% underwriters’ spread, and on May 23, 2001, the court consolidated these actions under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. During 2002, the court denied defendants’ motion to dismiss the issuer plaintiffs’ complaint. On June 26, 2003, the court denied defendants’ motion to dismiss both the purchaser and issuer class actions on grounds of implied immunity.

*	The indicated total aggregate square footage leased is at January 31, 2004 and does not include space occupied by Morgan Stanley securities branch offices.

IPO Allocation Matters.

In March 2001, a purported class action, now captioned In re Initial Public Offering Antitrust Litigation, was initiated in the SDNY against Morgan Stanley and numerous other underwriters of various IPOs. The consolidated amended complaint alleged that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed (“tie-in purchases”) at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). The complaint alleged violations of federal and/or state antitrust laws, including Section 1 of the Sherman Act. On November 3, 2003, the court dismissed all of the federal and state antitrust claims. Plaintiffs have filed a motion for reconsideration and a notice of appeal.

Also beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints make factual allegations similar to the complaint in the antitrust action described above, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. On February 19, 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. On June 26, 2003, the plaintiffs announced a proposed settlement with the issuer defendants and their directors and officers under which insurers of the issuers would guarantee recovery of at least $1 billion by class members. As part of the settlement, the settling issuer defendants would assign to the class members certain claims they may have against the underwriters.

On or about April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against Morgan Stanley and two other underwriters. The complaint was brought on behalf of a class of issuers that issued IPO securities from January 1, 1998 to October 31, 2000 pursuant to underwriting agreements with defendants and whose securities increased in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants’ favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint seeks unspecified damages for allegedly underpricing the IPOs, as well as indemnification and contribution for the costs of defending securities class action lawsuits brought by shareholders relating to issuers’ IPOs. On March 3, 2003, defendants filed a motion to dismiss.

In 2001 and 2002, the SEC and NASD issued subpoenas to Morgan Stanley (and certain other underwriters of IPOs) in connection with their investigations of IPO allocation practices. During 2003, Morgan Stanley was informed that the staff of the SEC was considering recommending an enforcement action against Morgan Stanley and that the staff of the NASD was considering recommending a disciplinary action against Morgan Stanley in connection with their investigations of IPO allocation practices. Also in 2002, the SEC initiated an inquiry (with the NYSE and the NASD) into past IPO allocations to executives of companies for which Morgan Stanley provided investment banking services.

Research Matters.

On April 28, 2003, Morgan Stanley, along with nine other financial services firms operating in the U.S., reached a final settlement with the SEC, the New York State Attorney General’s Office, the NYSE, the NASD, and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations relating to alleged research conflicts of interest. Without admitting or denying allegations with respect to violations of certain rules of the NYSE and NASD relating to investment research activities (there were no allegations of fraud or federal securities law violations made against Morgan Stanley), Morgan Stanley entered into consents and other documentation pursuant to which Morgan Stanley agreed, among other things, to (1) pay $25 million as a penalty, (2) pay $25 million as disgorgement of commissions and other monies, (3) provide $75 million over five years to make available independent third-party research to clients, (4) adopt internal practices and procedures that will further enhance steps it has taken to ensure research analyst integrity and promote investor confidence and (5) be permanently restrained and enjoined from violating certain rules of the NYSE and NASD relating to investment research activities. In connection with the final settlement, Morgan Stanley also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to certain corporate executives and directors. The settlement has been approved by the SEC, the NYSE, the NASD, the SDNY and almost all states, and was entered as a court-ordered injunction in the SDNY on October 31, 2003.

On May 30, 2003, the SEC issued a subpoena to Morgan Stanley requesting documents and information in connection with its continuing investigation, focusing on supervision by the heads of equity research and investment banking, as well as the chief executive officer. The SEC issued similar subpoenas to all of the firms that settled the research investigations.

Starting in 2001 and through 2003, Morgan Stanley has been named as a defendant in a number of civil actions, including class, shareholder and derivative actions, alleging various claims relating to research analysts’ conflicts of interest. Morgan Stanley continues to defend against these actions.

Mutual Fund Matters.

Sales Practices.    On July 14, 2003, the Massachusetts Securities Division (the “Division”) filed an administrative complaint alleging that Morgan Stanley filed false information in response to an inquiry from the Division pertaining to mutual fund sales practices. On August 11, 2003, the Division filed an administrative complaint, alleging that Morgan Stanley failed to make disclosures of incentive compensation for proprietary and partnered mutual fund transactions. On November 25, 2003, the Division filed an administrative complaint, alleging that a former branch manager engaged in securities fraud and dishonest conduct in promoting the sales of proprietary mutual funds. Morgan Stanley answered the first two complaints on August 4 and September 16, 2003, respectively. Hearings on all of these matters are scheduled to commence on May 17, 2004.

On September 15, 2003, Morgan Stanley and one of its officers entered into a settlement with the NASD pursuant to a Letter of Acceptance, Waiver and Consent (“AWC”). The AWC alleges violations of applicable NASD rules in connection with various sales contests conducted from October 1999 to December 2002. Under the terms of the settlement, Morgan Stanley and its officer neither admitted nor denied the allegations of the AWC and accepted a censure and the imposition of monetary fines in the amounts of $2 million and $250,000, respectively.

From October 2003 to December 2003, nine purported class actions were initiated in the SDNY against Morgan Stanley, including certain subsidiaries and various Morgan Stanley and Van Kampen mutual funds, on behalf of a purported class of persons who purchased or otherwise acquired shares of Morgan Stanley and Van Kampen mutual funds. The complaints allege that defendants’ sales force was given economic incentives to promote the sale of proprietary mutual funds for excessive commissions and further allege that defendants failed to disclose such incentives. All nine complaints allege violations of Sections 11 and 15 of the Securities Act, Rule 10b-5, and Section 20(a) of the Exchange Act. Some complaints also allege violations of Section 206 of the Investment

Advisers Act of 1940, Sections 36(a) and 36(b) of the Investment Company Act of 1940, and common law fiduciary duties. The complaints seek, among other things, compensatory damages, rescissionary damages, fees and costs.

On November 17, 2003, MSDWI consented, without admitting or denying the findings, to the entry of an order (the “Order”) by the SEC that resolved the SEC’s and NASD’s investigations into certain practices relating to MSDWI’s offer and sale of certain mutual funds from January 1, 2000 to the date of the Order. Pursuant to the Order, MSDWI will: (a) distribute for the benefit of certain customers who purchased shares of mutual funds through MSDWI pursuant to the marketing arrangements between MSDWI and certain mutual fund complexes the amount of $50 million; (b) place on its website disclosures relating to certain marketing programs pursuant to which it offered and sold certain mutual funds; (c) prepare a Mutual Fund Bill of Rights that discloses, among other things, the differences in fees and expenses associated with the purchase of different classes of proprietary mutual fund shares; (d) prepare a plan by which certain customers’ proprietary Class B shares can be converted to Class A shares; (e) retain an independent consultant to review, among other things, the adequacy of MSDWI’s disclosures with respect to such marketing programs and other matters in connection with MSDWI’s offer and sale of shares of mutual funds and compliance with the Order; and (f) adopt the recommendations of the independent consultant. The number of purchase transactions of Class B shares that will be eligible to convert shares is approximately 8,000. The ultimate financial impact on MSDWI of these conversions will depend on many variables, including the number of eligible purchasers who elect to convert to Class A shares (which carry different fees) and the terms of the conversion (which must be acceptable to the independent consultant).

Late Trading and Market Timing.    In July 2003, Morgan Stanley received a subpoena from the Attorney General of the State of New York requesting information relating to possible late trading and market timing of mutual funds. In September 2003, the SEC and NASD commenced industry-wide examinations of broker-dealers and mutual fund complexes, including Morgan Stanley, relating to possible late trading and market timing of mutual funds. In late 2003, Morgan Stanley received subpoenas from the Division and the U.S. Attorney’s office in Massachusetts requesting information about market timing in mutual funds. In addition, Morgan Stanley has also received inquiries from various international regulators. In early February 2004, Morgan Stanley also received subpoenas from the Office of the State Auditor and the Attorney General of West Virginia. Morgan Stanley is cooperating with these and other regulatory investigations.

On December 18, 2003, a purported class action, captioned Jackson v. Van Kampen Series Fund, Inc. and Van Kampen Investment Advisory Corp., was filed in the Circuit Court of Madison County, Illinois, alleging that defendants failed to make daily adjustments for fluctuations between the U.S. and foreign markets in calculating net asset values in the Van Kampen International Magnum Fund, thereby exposing long-term shareholders to market timing trades. On January 22, 2004, defendant removed the action to the U.S. District Court for the Southern District of Illinois.

Other.    On September 28, 2001, a purported class action, Abrams v. Van Kampen Funds Inc., et al., was commenced in the U.S. District Court for the Northern District of Illinois against Van Kampen Funds Inc., Van Kampen Investment Advisory Corp., Van Kampen Prime Rate Income Trust and certain of the Trust’s officers and trustees. The complaint alleges that, from September 30, 1998 to March 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating the Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. In 2002, the court granted in part and denied in part defendants’ motion to dismiss and granted the lead plaintiff’s motion for class certification. On December 8, 2003, plaintiffs and defendants filed cross-motions for summary judgment.

On November 14, 2001, a purported class action, Hicks v. Morgan Stanley & Co., et al., was filed in the SDNY against Morgan Stanley & Co., Morgan Stanley Dean Witter Services Company Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Dean Witter Prime Income Trust, and certain of the Trust’s officers and trustees. The complaint alleges that, between November 1, 1998 and April 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating the Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. In 2002, the court dismissed the state law claims. On July 16, 2003, the court granted plaintiffs’ motion for class certification.

In 2002, several purported class action complaints were filed in the SDNY against Morgan Stanley, the Morgan Stanley Technology Fund, the Morgan Stanley Information Fund, Morgan Stanley Investment Management, Inc., and certain other subsidiaries of Morgan Stanley, alleging securities fraud violations in connection with the underwriting and management of the Technology Fund and the Information Fund and seeking unspecified damages for losses on investments in these funds. Plaintiffs allege that Morgan Stanley analysts issued overly optimistic stock recommendations to obtain investment banking business and that investment banking considerations influenced investment decisions made by the fund managers. On August 29, 2003, the SDNY entered an Order approving the parties’ stipulation to stay the actions pending the decision of the U.S. Court of Appeals for the Second Circuit in an appeal from the dismissal of a similar case brought against another party by the same plaintiffs’ law firm.

On February 24, 2003, a putative class action captioned Edward Benzon, et al., v. Morgan Stanley Distributors Inc., et al., was commenced in the U.S. District Court for the Middle District of Tennessee against Morgan Stanley Distributors Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Investment Management Inc., Morgan Stanley Investments L.P., Morgan Stanley DW Inc., and Morgan Stanley. The complaint alleges that defendants failed to disclose certain benefits of Class A and Class C shares relative to Class B shares in the prospectuses of certain Morgan Stanley mutual funds and the alleged financial conflicts of Morgan Stanley financial advisors in selling Class B shares. In addition to individual claims asserted on behalf of the named plaintiffs, the complaint alleges, on behalf of a purported class of investors who purchased Class B shares from February 25, 1998 to the present, violations of Sections 11 and 12 of the Securities Act and Section 10(b) of the Exchange Act. The complaint seeks unspecified rescissionary damages, unspecified damages, interest, fees and costs. On January 8, 2004, the court granted defendants’ motions to dismiss. On February 5, 2004, plaintiffs’ motion to alter or amend judgment and for leave to file an amended complaint was denied. On February 17, 2004, plaintiffs filed a notice of appeal.

Mutual fund industry practices continue to be the subject of intense regulatory, governmental and public scrutiny. Morgan Stanley has received various regulatory inquiries, relating to, among other things, fees and revenue sharing, and is cooperating with all inquiries.

Electricity Trading Matters.

Morgan Stanley is involved in several proceedings arising out of its activities as a wholesale power marketer in the Western energy markets during and after the summer of 2000.

These proceedings include purported class actions in California state court on behalf of electricity consumers in California against several power marketers and generators, including Morgan Stanley. The majority of the complaints allege that, during the summer of 2000, defendants fixed the prices for electricity in violation of California’s unfair competition statutes, and seek reimbursement of alleged overcharges and punitive damages. An additional class action, Millar v. Allegheny Energy, seeks to rescind various long-term power contracts entered into between the State and defendants, including Morgan Stanley. All of these actions have been remanded to California Superior Court. An appeal of the decision remanding all actions other than Millar is pending before the U.S. Court of Appeals for the Ninth Circuit.

Numerous power marketers, including Morgan Stanley, also were named in various actions filed with the Federal Energy Regulatory Commission (the “FERC”), seeking to rescind or modify long-term power contracts entered into during and after the summer of 2000 as allegedly unjust and unreasonable. On June 26, 2003, the FERC issued a ruling denying the relief sought in all of these cases. On November 10, 2003, the FERC denied requests for rehearing. Morgan Stanley settled long-term contract cases brought by the State of California on July 10, 2003. Appeals from the rulings in the remaining cases against Morgan Stanley have been filed in the U.S. Courts of Appeals for the Ninth Circuit and the District of Columbia.

In 2002, the FERC announced an investigation of possible trading abuses in the wholesale power markets in California and the Western United States during 2000. On June 25, 2003, the FERC ordered over 50 market participants, including Morgan Stanley, to show cause why certain of their trading in California markets did not violate market tariffs. On August 29, 2003, Morgan Stanley, without admitting any wrongdoing, agreed with the FERC staff to settle the matter and the settlement agreement was referred to the FERC for approval. Several parties have intervened to oppose the settlement.

In re Turkcell Iletisim Hizmetleri, A.S. Securities Litigation.

In November 2000, a class action was filed in the SDNY against Turkcell Iletisim Hizmetleri, A.S., a Turkish telecommunications company (“Turkcell”), certain officers of Turkcell, and six underwriters of Turkcell’s July 11, 2000 IPO, including Morgan Stanley. Plaintiffs filed a consolidated and amended complaint in 2001, which purports to cover a class of purchasers of Turkcell American Depositary Shares during the IPO and thereafter through September 21, 2000. The complaint alleges that the registration statement and prospectus contained materially false and misleading information concerning Turkcell’s business operations. The complaint asserts a claim under Section 11 of the Securities Act against all defendants and seeks unspecified compensatory damages, costs and attorneys’ fees. In 2001, the court granted in part and denied in part defendants’ motion to dismiss. In 2002, the court granted plaintiffs’ motion for class certification. On February 13, 2004, the court preliminarily approved a proposed settlement of this matter as to all defendants.

EEOC Matter.

On September 10, 2001, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed suit against Morgan Stanley in the SDNY alleging that, since 1995, Morgan Stanley has engaged in a pattern or practice of discrimination against Allison Schieffelin, a former employee, and other females who have held the positions of associate, vice president, executive director or managing director in Morgan Stanley’s Institutional Equity Division (“IED”) in pay, promotion and other terms, conditions and privileges of employment. The complaint seeks compensatory and punitive damages. The EEOC also alleges that Morgan Stanley retaliated against Schieffelin. Also in 2001, Schieffelin intervened in the EEOC action, filing an individual complaint alleging that she had been discriminated and retaliated against and seeking similar damages. In 2002, the court permitted the EEOC to amend its complaint to expand the class to include all IED female exempt non-officers eligible to be promoted to vice president, including associates and professionals. On December 2, 2002, the court denied without prejudice Morgan Stanley’s motion for partial summary judgment.

AOL Time Warner Litigation.

Beginning on April 11, 2003, Morgan Stanley was named as a defendant in one purported class action in the SDNY and a number of individual state court actions involving AOL Time Warner, including cases in New Jersey, Ohio, West Virginia, Pennsylvania, and four cases in California which have been coordinated in the Superior Court of the State of California, County of Los Angeles. All these cases also name as defendants AOL Time Warner, numerous individual defendants, AOL Time Warner’s auditors, and other underwriter defendants. The complaints allege that AOL Time Warner issued false and misleading financial statements by inflating advertising revenues, among other things. These complaints also name Morgan Stanley in its capacity as financial advisor to Time Warner in the merger of America Online and Time Warner, and/or as underwriter of bond offerings completed in 2001 and 2002. The complaints allege violations of Section 11 of the Securities Act and Section 14(a) of the Exchange Act (and Rule 14a-9 thereunder) in connection with the merger registration statement, as well as various state laws, and violations of Section 11 and 12(a)(2) of the Securities Act in connection with the bond registration statements. In 2003, defendants filed motions to dismiss the actions in the SDNY and in New Jersey and Ohio state courts. In January 2004, the parties agreed to stay the New Jersey action pending the outcome of the motion to dismiss in the SDNY action.

Coleman Litigation.

On May 8, 2003, a complaint captioned Coleman (Parent) Holdings Inc. v. Morgan Stanley & Co., Inc., was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida relating to Coleman (Parent) Holdings Inc.’s (“CPH”) receipt of 14.1 million shares of Sunbeam Corporation common stock when it sold its 82% interest in The Coleman Company (“Coleman”) to Sunbeam on March 30, 1998. The complaint alleges that Morgan Stanley misrepresented Sunbeam’s financial condition, inducing CPH to enter into the transaction, and makes claims for fraudulent misrepresentation, aiding and abetting fraud, conspiracy and negligent misrepresentation. On May 12, 2003, Morgan Stanley Senior Funding, Inc. (“MSSF”) filed an action against MacAndrews & Forbes Holdings Inc. (the parent of CPH) and CPH in the same court, alleging fraud and negligent misrepresentation for losses MSSF incurred in connection with a loan it made to Sunbeam to finance Sunbeam’s acquisition of Coleman. On December 15, 2003, the court denied Morgan Stanley’s motion to dismiss the CPH complaint.

LVMH Litigation.

On October 30, 2002, the French company LVMH Moet Hennessey Louis Vuitton (“LVMH”) initiated proceedings in the Paris Commercial Court against Morgan Stanley & Co. International Limited and Morgan Stanley alleging that, between 1999 and 2002, in research reports and newspaper interviews concerning the luxury goods sector, Morgan Stanley failed in its duties of independence and impartiality and denigrated LVMH to the benefit of Gucci, a Morgan Stanley client.

In a judgment dated January 12, 2004, the Paris Commercial Court upheld LVMH’s complaint. The Court awarded LVMH €30 million for damage to its image and appointed an expert to assist it in assessing whether LVMH is entitled to additional damages, and, if so, in what amount. On February 12, 2004, Morgan Stanley filed a notice of appeal against the judgment.

Carlos Soto Matter.

Morgan Stanley discovered irregularities in the accounts of certain clients of Carlos Soto, a former financial advisor in its San Juan, Puerto Rico branch. Mr. Soto stated that, with respect to certain clients, he had raised some funds by making misrepresentations, had issued false account statements and had diverted some funds to accounts he controlled. Morgan Stanley promptly notified regulators and law enforcement. On February 11 and 13, 2004, respectively, the U.S. District Court for District of Puerto Rico granted the SEC’s and Morgan Stanley’s requests for temporary restraining orders freezing Mr. Soto’s assets. On February 19, 2004, Mr. Soto was arrested by federal authorities. On February 20, 2004, in the SEC matter, the Court granted a preliminary injunction freezing Mr. Soto’s assets. Morgan Stanley continues to assist authorities in the investigation of Mr. Soto.

Parmalat Matter.

Morgan Stanley and several other financial institutions have been requested to provide documents and other information to Italian and UK authorities conducting criminal and regulatory investigations relating to Parmalat, an Italian publicly-listed company, which was declared insolvent on December 27, 2003. Morgan Stanley is cooperating with these investigations. Allegations of fraud have been raised with respect to former Parmalat management and other individuals who had dealings with Parmalat. The administrator of Parmalat is also reviewing past Parmalat transactions and may seek restitution of monies paid by Parmalat to counterparties.

From 2001 through 2003, Morgan Stanley entered into interest rate and currency derivative transactions with Parmalat. In 2002 and 2003, Morgan Stanley was involved in two public and one private bond offerings for Parmalat outside the U.S.

Other.

In addition to the matters described above, in the normal course of business, Morgan Stanley has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Morgan Stanley is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

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

Morgan Stanley’s common stock trades on the NYSE and The Pacific Exchange. Morgan Stanley had approximately 133,000 holders of record at November 30, 2003; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2003:
Fourth Quarter	$47.81	$58.07	$0.23
Third Quarter	$42.42	$50.49	$0.23
Second Quarter	$32.46	$48.03	$0.23
First Quarter	$34.32	$46.70	$0.23
Fiscal 2002:
Fourth Quarter	$28.80	$46.83	$0.23
Third Quarter	$33.50	$46.50	$0.23
Second Quarter	$43.92	$58.27	$0.23
First Quarter	$45.90	$60.02	$0.23

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year(1)
	2003	2002	2001	2000	1999
Income Statement Data:
Revenues:
Investment banking	$2,440	$2,478	$3,413	$5,008	$4,523
Principal transactions:
Trading	6,138	2,730	5,503	7,361	5,796
Investments	86	(31)	(316)	193	725
Commissions	2,970	3,278	3,159	3,664	2,783
Fees:
Asset management, distribution and administration	3,706	3,932	4,205	4,381	3,448
Merchant and cardmember	1,379	1,420	1,349	1,256	1,030
Servicing	2,015	2,080	1,888	1,489	1,232
Interest and dividends	15,744	15,879	24,132	21,233	14,879
Other	455	660	553	539	278

Total revenues	34,933	32,426	43,886	45,124	34,694
Interest expense	12,809	11,970	20,729	18,148	12,487
Provision for consumer loan losses	1,267	1,336	1,052	810	526

Net revenues	20,857	19,120	22,105	26,166	21,681

Non-interest expenses:
Compensation and benefits	8,545	7,940	9,376	10,899	8,365
Other	6,545	6,225	7,045	6,748	5,560
Restructuring and other charges	—	235	—	—	—

Total non-interest expenses	15,090	14,400	16,421	17,647	13,925

Gain on sale of business	—	—	—	35	—

Income before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	5,767	4,720	5,684	8,554	7,756
Losses from unconsolidated investees	279	77	30	33	21
Provision for income taxes	1,547	1,568	2,024	3,037	2,916
Dividends on preferred securities subject to mandatory redemption	154	87	50	28	28

Income before cumulative effect of accounting change	3,787	2,988	3,580	5,456	4,791
Cumulative effect of accounting change	—	—	(59)	—	—

Net income	$3,787	$2,988	$3,521	$5,456	$4,791

Earnings applicable to common shares(2)	$3,787	$2,988	$3,489	$5,420	$4,747

Per Share Data:
Earnings per common share:
Basic before cumulative effect of accounting change	$3.52	$2.76	$3.26	$4.95	$4.33
Cumulative effect of accounting change	—	—	(0.05)	—	—

Basic	$3.52	$2.76	$3.21	$4.95	$4.33

Diluted before cumulative effect of accounting change	$3.45	$2.69	$3.16	$4.73	$4.10
Cumulative effect of accounting change	—	—	(0.05)	—	—

Diluted	$3.45	$2.69	$3.11	$4.73	$4.10

	Fiscal Year(1)
	2003	2002	2001	2000	1999
Book value per common share	$22.93	$20.24	$18.64	$16.91	$14.85
Dividends per common share	$0.92	$0.92	$0.92	$0.80	$0.48
Balance Sheet and Other Operating Data:
Total assets	$602,843	$529,499	$482,628	$421,279	$366,967
Consumer loans, net	19,382	23,014	19,677	21,743	20,963
Total capital(3)	82,769	65,936	61,633	49,637	39,699
Long-term borrowings(3)	57,902	44,051	40,917	30,366	22,685
Shareholders’ equity	24,867	21,885	20,716	19,271	17,014
Return on average common shareholders’ equity	16.5%	14.1%	18.0%	30.9%	32.6%
Average common and equivalent shares(2)	1,076,754,740	1,083,270,783	1,086,121,508	1,095,858,438	1,096,789,720

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts shown are used to calculate basic earnings per common share.
(3)	These amounts exclude the current portion of long-term borrowings and include Capital Units and Preferred securities subject to mandatory redemption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s results of operations for the 12 months ended November 30, 2003 (“fiscal 2003”), November 30, 2002 (“fiscal 2002”) and November 30, 2001 (“fiscal 2001”) are discussed below.

Results of Operations.

Executive Summary.

Financial Information.

	Fiscal Year(1)
	2003	2002	2001
Net revenues (dollars in millions):
Institutional Securities	$11,211	$9,111	$11,280
Individual Investor Group	4,017	4,069	4,671
Investment Management	2,509	2,721	3,040
Credit Services	3,427	3,557	3,559
Intersegment Eliminations	(307)	(338)	(445)

Consolidated net revenues	$20,857	$19,120	$22,105

Net income (dollars in millions):
Institutional Securities	$2,437	$1,664	$2,335
Individual Investor Group	265	59	23
Investment Management	326	418	425
Credit Services	688	760	689
Intersegment Eliminations	71	87	49

Consolidated net income	$3,787	$2,988	$3,521

Basic earnings per common share	$3.52	$2.76	$3.21

Diluted earnings per common share	$3.45	$2.69	$3.11

Statistical Data (Unaudited).
Return on average common equity	16.5%	14.1%	18.0%

Effective income tax rate	29.0%	34.4%	36.1%

Worldwide employees	51,196	55,726	61,319

Institutional Securities:
Mergers and acquisitions announced transactions(2):
Rank	2	3	2
Global equity and related issues(2):
Rank	3	4	4
Global investment grade debt issues(2):
Rank	4	4	4

Individual Investor Group:
Global financial advisors	11,086	12,546	13,690
Total client assets (dollars in billions)	$565	$516	$595
Fee-based assets as a percentage of total client assets	23%	21%	19%

Investment Management:
Assets under management or supervision (dollars in billions)(3)	$462	$420	$459
Percent of fund assets in top half of Lipper rankings(4)	57%	62%	61%

Credit Services(5):
Period-end credit card loans—Owned (dollars in millions)	$18,930	$22,153	$19,654
Period-end credit card loans—Managed (dollars in millions)	$48,358	$51,143	$49,332
Average credit card loans—Owned (dollars in millions)	$19,531	$20,659	$20,285
Average credit card loans—Managed (dollars in millions)	$50,864	$49,835	$49,432
Net principal charge-off rate—Owned	6.05%	6.06%	4.86%
Net principal charge-off rate—Managed	6.60%	6.19%	5.36%
Transaction volume (dollars in billions)	$97.9	$97.3	$93.3

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Source: Thomson Financial—January 1 to December 31, for each respective period.
(3)	Revenues and expenses associated with certain of these assets are included in the Company’s Individual Investor Group and Institutional Securities segments.
(4)	Source: Lipper. One-year performance as of November 30 for each respective period.
(5)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

Fiscal 2003 Performance.

Company Results.  The Company recorded net income of $3,787 million in fiscal 2003, a 27% increase from the prior year, and diluted earnings per share of $3.45, a 28% increase from the prior year. Net revenues (total revenues less interest expense and the provision for consumer loan losses) rose 9% to $20.9 billion, and the return on average common equity was 16.5% as compared with 14.1% in the prior year.

Fiscal 2003’s results included a benefit from changes implemented to the Company’s equity-based compensation program. The net effect of these changes reduced compensation expense by $262 million, increased net income by $177 million, or $0.16 per share, and increased return on average common equity by 0.8% (see “Equity-Based Compensation Program” herein). Fiscal 2003’s results included a lower effective tax rate, primarily reflecting lower taxes attributable to non-U.S. earnings as well as an increase in the utilization of domestic tax credits related to the Company’s investments in the production of synthetic fuel (see “Investments in Unconsolidated Investees” herein). The year’s results also included approximately $280 million in legal expenses related to various litigation costs and settlements, reflecting the continued legal and regulatory focus on the financial services industry.

At year-end, the Company had approximately 51,000 employees worldwide, a decrease of 8% from the prior year, reflecting the Company’s continuing efforts to manage costs in light of the weakened global economy and reduced business activity that existed in the first half of the year.

Subsequent to year-end, the Company’s Board of Directors declared a $0.25 quarterly dividend per common share, a 9% increase from the $0.23 per common share declared for the previous quarter.

Business activity increased in the second half of fiscal 2003 as compared with the first half of the fiscal year. The Company ended the year with increased market shares in many key areas of its business and believes that its focus on enhancing client relationships and managing expenses has positioned it well for any improvement in the business environment.

Institutional Securities.  The Company’s Institutional Securities business recorded net income of $2,437 million, an increase of 46% from a year ago. Net revenues rose 23% to $11.2 billion, driven by record results in fixed income and an improved environment in equity underwriting during the second half of the year. Total non-interest expenses increased 17% to $7.6 billion, largely reflecting the increase in business activity. This year’s expenses included $323 million in aircraft impairment-related charges, while prior-year expenses included $117 million in restructuring charges and $74 million in aircraft impairment charges (see “Restructuring and Other Charges” herein and Note 18 to the consolidated financial statements).

In investment banking, total underwriting revenues rose 18% from last year to $1.4 billion, benefiting from the Company’s improved market share and increased industry-wide fixed income underwriting activity. Advisory revenues fell 31% to $662 million, partially reflecting a decline in industry-wide completed merger and acquisition transaction volume. In the Company’s fixed income sales and trading business, revenues increased by 65% from a year ago to $5.4 billion. This increase was broad-based across the interest rate and currency products, credit products and commodities groups. All three product areas benefited from strong customer flows and high levels of market volatility. In equity sales and trading, revenues increased 2% to $3.6 billion as the benefit of rising indices was partially offset by the negative impact of lower U.S. market volumes and a decline in market volatility during the second half of the year.

In recent years, Institutional Securities took steps to streamline its business and better manage costs in light of difficult market and economic conditions. Investment banking headcount was reduced, and the debt and equity capital market areas were combined to better serve clients and take advantage of synergies. Institutional Securities continued to emphasize client service, including solving complex client problems through an integrated approach, with the goal of building and maintaining long-lasting client relationships. Institutional

Securities also focused on improving market share. At calendar year-end, the Company ranked No. 2 with a market share of approximately 20% in announced global merger and acquisition transactions. In addition, the Company improved its market share and ranked No. 2 in U.S. investment grade debt underwriting and No. 3 in worldwide equity and equity-related underwritings. The Company believes that it also improved market share in secondary equity and debt trading, although market share data in these areas are less transparent. The Company believes that the improved performance of Institutional Securities in fiscal 2003 indicates that the foregoing actions have begun to yield results and that Institutional Securities is well-positioned for a business upturn.

Individual Investor Group.  The Individual Investor Group recorded net income of $265 million as compared with $59 million in the prior year. Net revenues were essentially unchanged at $4.0 billion, as retail participation in the equity markets increased over the second half of the year after declining in the first half. The second half upswing was consistent with a stronger economy and improving investor confidence. Total non-interest expense decreased 10% from the prior year, which included $112 million in restructuring charges (see “Restructuring and Other Charges” herein). Total client assets of $565 billion rose 9% from the end of the prior year. In addition, client assets in fee-based accounts increased 21% to $130 billion and represented 23% of total client assets as compared with 21% a year ago. At year-end, the number of global financial advisors was 11,086, a decline over the past year of 1,460.

The Company believes it is near the end of a process to substantially reorganize and transform its Individual Investor Group business. During the process, the Company re-evaluated almost every aspect of the business, including the cost base, management structure, client approach, financial advisor training and hiring, and growth strategy. As part of the process, the Individual Investor Group significantly reduced non-compensation expenses, closed 76 branches domestically and decreased financial advisor headcount by 12%. In addition, financial advisor training was focused on financial planning, retention, productivity and services to the high net worth client segment. As a result of these changes in cost structure and financial advisor training, the Company believes that the Individual Investor Group is well-positioned to capitalize on any improvement in the equity markets.

Investment Management.  Investment Management reported net income of $326 million, 22% lower than $418 million in the prior year. The decline was driven by an 8% decrease in net revenues, reflecting a decline in average assets under management and a less favorable average asset mix. Assets under management at year-end were $462 billion, up $42 billion, or 10%, from a year ago—primarily as a result of market appreciation. At year-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings for one year was 57% as compared with 62% a year ago.

Investment Management also reorganized its business over the past few years, combining four distinct asset management complexes and eliminating money management style redundancies. Investment Management will continue to focus on improving investment performance across all asset classes, improving mutual fund flows and consolidating assets with the best performing managers. Investment Management will also focus on the pension and separately managed account business by building more alternative investment products and multi-disciplinary accounts. One of Investment Management’s primary challenges is the potential impact that legal and regulatory developments will have on its business, although this potential impact cannot be fully predicted and quantified at this time.

Credit Services.  Credit Services net income was $688 million, down 9% from the prior year’s record earnings of $760 million. The current year’s results included pre-tax severance and facilities closing charges of $35 million. The decline in earnings was driven by lower non-interest revenues and net interest income, which more than offset lower marketing and business development costs. The managed credit card charge-off rate increased 41 basis points from a year ago to 6.60%. The managed over-30-day-delinquency rate increased one basis point to 5.97%, and the managed over-90-day-delinquency rate increased 16 basis points to 2.82%. Relatively high levels of unemployment and record levels of U.S. bankruptcy filings along with changes in the Company’s re-age policy—which tightened terms under which delinquent accounts are returned to a current status—negatively affected charge-off and delinquency rates. Managed credit card loans were $48.4 billion at year-end, 5% lower than a year ago. Total transaction volume rose to a record $97.9 billion.

During fiscal 2003, Credit Services faced a difficult credit environment and intense competition. In response to these challenges, Credit Services continued to focus on the credit quality of its credit card portfolio, which contributed to a lower level of loan growth. As a result, the effect of rising losses was magnified by lower receivables and charge-offs as a percentage of the portfolio increased. Improving credit quality will continue to be a primary area of management focus. Credit Services expects to increase marketing activities in fiscal 2004 if the economy continues to improve. These marketing initiatives will focus on increasing cardmember usage by leveraging the Discover brand and the Cashback Bonus® and expanding its merchant base.

Business Challenges. The Company believes that investor trust and confidence remains critical to the success of the financial services industry and the Company’s franchise. The Company is taking appropriate measures to ensure that serving the interests of its clients remains its top priority, including reviews of potential conflicts, business and disclosure practices and product suitability.

Global financial services firms such as the Company continue to experience increased competition from firms that have commercial banking capabilities (see “Certain Factors Affecting Results of Operations” herein). Corporate clients continue to request that the Company provide loans or lending commitments in connection with certain investment banking activities, and this activity will continue in the future. The Company has augmented its lending infrastructure and continues to lend on a select and limited basis in support of clients when appropriate. The Company strives to syndicate loans that it originates and uses derivatives to hedge a portion of its credit exposure (see “Liquidity and Capital Resources” herein). The Company continues to believe that its current business model will allow the Company to achieve its strategic goals and objectives.

Global Market and Economic Conditions in Fiscal 2003.

Global market and economic conditions improved during the latter half of fiscal 2003 from the difficult conditions that existed during the first half of fiscal 2003 and in fiscal 2002. Fiscal 2003 began amid significant investor uncertainty due to concerns about weak global economic conditions and the impact of numerous corporate accounting and governance irregularities that emerged during fiscal 2002. In addition, geopolitical tensions escalated in early 2003 as military operations in Iraq seemed imminent. However, conditions improved steadily in fiscal 2003. The conclusion of major military operations in Iraq in the second quarter of fiscal 2003 eased geopolitical tensions that existed at the beginning of the year. In addition, during the latter half of fiscal 2003, most global financial markets rallied in response to positive economic developments, primarily in the U.S. As fiscal 2003 concluded, there were increased expectations that the long-awaited global economic recovery was beginning to materialize.

In the U.S., market and economic conditions improved significantly as the year progressed. During the first half of fiscal 2003, the rate of U.S. economic growth remained weak. Consumer and investor confidence were adversely affected by a relatively high unemployment rate and increased geopolitical concerns, including the mobilization of U.S. military forces in the Middle East, and heightened risk aversion that caused U.S. Treasury yields to fall significantly. However, accommodative fiscal and monetary policies contributed to improved economic performance in the latter half of fiscal 2003, including improved business investment and consumer spending, as well as robust growth in productivity. The rate of unemployment appeared to stabilize, while inflation remained low. As a result of these improved conditions, U.S. financial markets rallied during the latter half of fiscal 2003. During fiscal 2003, the Federal Reserve Board (the “Fed”) lowered both the overnight lending rate and the discount rate by 0.25%.

In Europe, market and economic conditions were generally difficult during most of fiscal 2003. At the beginning of the year, geopolitical tensions and the anticipation of a military conflict with Iraq contributed to investor uncertainty and weak conditions in the financial markets. Consumer and business spending were generally weak, particularly in the first half of the fiscal year, although there were indications of improvement during the fourth quarter. During fiscal 2003, the euro appreciated relative to the U.S. dollar, raising concern about price competitiveness of euro exports. In addition, the pace and strength of Europe’s economic recovery remained uncertain as certain countries experienced negative economic growth during the year, including Germany. During fiscal 2003, the European Central Bank (the “ECB”) lowered the benchmark interest rate on three separate occasions by an aggregate of 1.25%. The Bank of England reduced its benchmark interest rate by an aggregate of 0.50% in two separate actions but then increased its benchmark interest rate by 0.25% toward the end of the fiscal year.

In Japan, economic conditions generally improved during fiscal 2003. Japan’s economy gained momentum as a result of improved investment spending and corporate profitability, as well as increased export growth. During the year, economies throughout Asia were adversely impacted by the sudden outbreak of Severe Acute Respiratory Syndrome (“SARS”), which primarily occurred during the second quarter. Toward the end of fiscal 2003, economic conditions within Asia began to recover from the slowdown in tourism and consumer spending that was caused by SARS.

Business Segments.

During fiscal 2003, the Company reviewed its segment allocation methodology (see Note 17 to the consolidated financial statements). This review resulted in the reallocation of certain revenues, expenses and assets during fiscal 2003 among the Company’s business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company believes that the results of these reallocations better reflect the economics of each business segment by representing transactions as if conducted between a segment and an external party. Prior periods have been restated to reflect these segment allocation changes. While the segment allocation changes had no effect on the Company’s consolidated net income, they affected the net income of each segment.

As a result of treating these intersegment transactions as transactions with external parties, the Company has included an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. The net income in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors. Net income recorded in Intersegment Eliminations was $71 million, $87 million and $49 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenues:
Investment banking	$2,097	$2,179	$3,061
Principal transactions:
Trading	5,487	2,088	4,605
Investments	64	42	(216)
Commissions	1,748	2,033	1,729
Asset management, distribution and administration fees	91	91	67
Interest and dividends	13,381	13,056	20,827
Other	289	396	436

Total revenues	23,157	19,885	30,509
Interest expense	11,946	10,774	19,229

Net revenues	11,211	9,111	11,280

Non-interest expenses	7,603	6,474	7,593

Income before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	3,608	2,637	3,687
Losses from unconsolidated investees	279	77	30
Provision for income taxes	738	809	1,226
Dividends on preferred securities subject to mandatory redemption	154	87	50

Income before cumulative effect of accounting change	2,437	1,664	2,381
Cumulative effect of accounting change	—	—	(46)

Net income	$2,437	$1,664	$2,335

Institutional Securities achieved net revenues of $11,211 million and net income of $2,437 million in fiscal 2003, increases of 23% and 46%, respectively, from fiscal 2002. The increase in net revenues was primarily attributable to higher revenues from fixed income sales and trading activities, partially offset by lower investment banking revenues. The increase in net income primarily reflected higher net revenues, partially offset by higher non-interest expenses. Non-interest expenses in fiscal 2003 included charges of $323 million ($191 million after-tax) in connection with the Company’s aircraft financing activities. Compensation and benefits expense included a $220 million ($151 million after-tax) net benefit, composed of a $352 million ($242 million after-tax) benefit related to changes in the terms of the Company’s equity-based compensation program, partially offset by $132 million ($91 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein). Excluding this net benefit, compensation costs increased due to a higher level of net revenues. Net income for fiscal 2003 also reflected a decrease in the effective income tax rate, primarily reflecting lower tax rates attributable to non-U.S. earnings, as well as an increase in the utilization of domestic tax credits, which primarily resulted from the Company’s investments in the production of synthetic fuel (see “Investments in Unconsolidated Investees” herein).

In fiscal 2002, Institutional Securities net revenues and net income decreased 19% and 29%, respectively, from fiscal 2001. Institutional Securities net income for fiscal 2001 included a charge of $46 million from the cumulative effect of an accounting change associated with the Company’s adoption, on December 1, 2000, of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The decreases in net revenues and net income in fiscal 2002 were primarily attributable to lower revenues from the Company’s sales and trading and investment banking activities, partially offset by lower non-interest expenses.

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$662	$961	$1,418
Equity underwriting revenues	640	526	764
Fixed income underwriting revenues	795	692	879

Total investment banking revenues	$2,097	$2,179	$3,061

Investment banking revenues decreased 4% in fiscal 2003, reflecting lower revenues from merger, acquisition and restructuring activities, partially offset by higher revenues from fixed income and equity underwriting transactions. In fiscal 2002, investment banking revenues decreased 29%, reflecting lower revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions.

Conditions in the worldwide merger and acquisition markets were difficult throughout most of fiscal 2003, with the fourth quarter of fiscal 2003 being the exception. Such conditions included weak corporate earnings as companies began the year focusing on cost reduction instead of expansion. In addition, the depressed level of fiscal 2002 merger and acquisition announcements had a direct impact on completed volumes during fiscal 2003, resulting in reduced advisory revenues. These conditions improved during the fourth quarter of fiscal 2003, when the global economy demonstrated signs of recovery and the equity markets rallied. As a result, transaction volume increased in the fourth quarter of fiscal 2003. There was $1.4 trillion of transaction activity announced during calendar year 2003 (according to Thomson Financial) as compared with $1.2 trillion in calendar year 2002. During calendar year 2003, the Company’s volume of announced merger and acquisition transactions was approximately $241 billion as compared with approximately $193 billion in the prior year. The 25% increase primarily resulted from an increase in average transaction size, although volumes were still well below those reported in 2001. In fiscal 2002, increased concerns over corporate accounting and governance issues and declining global equity prices had a negative impact on the volume of advisory transactions as both the number of transactions and the average transaction size declined from the prior-year period.

The worldwide market for equity underwriting transactions was mixed in fiscal 2003. During the first half of fiscal 2003, the uncertainty in the global financial markets continued to adversely affect overall transaction volume. However, market conditions improved during the latter half of the year. The volume of fixed income underwritings remained steady throughout much of fiscal 2003, primarily due to a relatively low interest rate environment.

Equity underwriting revenues increased 22% in fiscal 2003 and decreased 31% in fiscal 2002. In the first half of fiscal 2003, equity underwriting revenues increased from relatively depressed levels, primarily led by a high level of convertible offerings. Rising equity markets contributed to a more favorable equity underwriting environment in the second half of fiscal 2003, with a significant increase in global transaction activity, particularly in the technology, financial services and utility sectors. In fiscal 2002, equity underwriting revenues decreased, reflecting significantly lower volumes of equity offerings in the global equity markets, principally in the U.S. and Europe. The decline in new issue volume reflected the difficult conditions that existed in the global equity markets, including the media and telecommunications sectors. The decrease in fiscal 2002 also was due to lower revenues from underwriting convertible securities.

Fixed income underwriting revenues increased 15% in fiscal 2003, primarily reflecting favorable conditions in the global fixed income markets throughout the year. Transaction activity remained steady throughout fiscal 2003 as issuers took advantage of the lowest interest rates in nearly 45 years and relatively tight credit spreads. These conditions contributed to higher revenue from global high-yield, investment grade and securitized fixed income transactions. Fixed income underwriting revenues decreased 21% in fiscal 2002, primarily reflecting less favorable market conditions, including volatile credit spreads due to an increase in credit risks associated with certain issuers. These conditions contributed to a lower level of investment grade and structured credit underwriting transactions. This decrease was partially offset by higher revenues from underwriting municipal fixed income securities.

At the end of fiscal 2003, the backlog of merger, acquisition and restructuring transactions and equity underwriting transactions was higher as compared with the end of the prior year, generally reflecting improved global market and economic conditions.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues. In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes an assessment of the potential gain or loss associated with a trade, including any associated commissions, and the interest income or expense associated with financing or hedging the Company’s positions.

The components of the Company’s sales and trading revenues are described below:

Principal Transactions.    Principal transaction trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account.

Commissions.    Commission revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities and options. In January 2002, the Company began implementing a commission-based pricing structure for executing transactions on the NASDAQ. Prior to January 2002, the Company operated its NASDAQ equity business through market-making activities, which were primarily based on earning a spread between the bid and ask prices, and the results of such market-making activities were reported in principal transaction trading revenues. As a result of the new pricing structure, revenues earned from NASDAQ equity trading activities now are included in commission revenues.

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

Sales and trading revenues include the following:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Equities	$3,591	$3,528	$4,490
Fixed income(1)	5,356	3,245	3,813

(1)	Amounts include interest rate and currency products, credit products and commodities.

Sales and trading revenues increased 35% in fiscal 2003, primarily reflecting higher fixed income sales and trading revenues. Sales and trading revenues decreased 19% in fiscal 2002, reflecting lower equity and fixed income sales and trading revenues.

Equity sales and trading revenues increased 2% in fiscal 2003, reflecting higher revenues from derivative products, certain proprietary trading activities and prime brokerage services, offset by lower revenues from cash products. Toward the end of fiscal 2003, equity sales and trading revenues benefited from rising market indices, increased cash flows into equity mutual funds and higher equity new issue volume. However, for the full fiscal year, U.S. market volumes and market volatility were generally lower, and commission revenues were impacted by a shift toward electronic trading.

Equity sales and trading revenues decreased 21% in fiscal 2002, reflecting lower revenues from cash and derivative equity products due to lower levels of market volatility and lower trading opportunities related to new issue volume, decreased levels of inflows into equity mutual funds and lower revenues from certain proprietary trading activities. In fiscal 2002, the sluggish global economy and concerns regarding corporate bankruptcies and accounting irregularities contributed to difficult conditions in the equity markets, primarily in the U.S. and Europe.

Fixed income sales and trading revenues increased 65% to a record level in fiscal 2003, reflecting volatile markets, significant new issue activity and higher client transaction volumes. The increase was broad-based and included higher revenues from the Company’s credit product, interest rate and currency product, and commodities groups. Credit product revenues increased 67%, reflecting strong capital markets activity and higher revenues from residential and commercial mortgage loan securitization activities, investment grade corporate and global high-yield fixed income securities. Interest rate and currency product revenues increased 39%, primarily reflecting a generally favorable trading environment, a sharp rise in interest rates in the third quarter of fiscal 2003, higher derivative volumes and increased interest rate volatility in both the U.S. and European markets. Higher revenues from currency products, primarily due to higher market volatility and a declining U.S. dollar, also contributed to the increase. Commodities revenues increased 168% to record levels. The increase was primarily associated with activities in the energy sector, reflecting higher levels of volatility in certain energy markets, higher customer flow activity and increased trading activity in support of client securitizations.

Fixed income sales and trading revenues decreased 15% in fiscal 2002. The decrease was due to lower revenues from the Company’s interest rate and currency product, credit product and commodities groups, each of which had strong results in fiscal 2001. The decrease in interest rate and currency product revenues was primarily due to lower revenues from government fixed income securities, partially offset by higher revenues from currency products. The trading environment for government fixed income securities was difficult during fiscal 2002 due to lack of direction with respect to interest rates. The increase in trading revenues from currency products reflected higher market volatility as the U.S. dollar depreciated against the yen and the euro during much of fiscal 2002. The decrease in credit product revenues was primarily due to lower revenues from investment grade fixed income securities, partially offset by higher revenues from global high-yield fixed income products. The decrease in revenues from investment grade fixed income securities reflected a less favorable environment due to an increase in credit risks associated with certain issuers as corporate credit spreads widened due to concerns over corporate bankruptcies, corporate reporting and accounting issues, and credit downgrades. The increase in revenues from global high-yield fixed income products was primarily driven by distressed debt and emerging markets activities, as well as a lower level of markdowns as compared with the prior year. The decrease in the commodity revenues was primarily attributable to difficult conditions in the energy markets, particularly in the electricity and natural gas sectors. Lower levels of market liquidity and volatility existed during much of fiscal 2002, resulting in fewer trading opportunities. These conditions reflected increased energy regulation and a decline in the number of active market participants.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as losses associated with the Company’s corporate lending activities. In fiscal 2003, sales and trading revenues associated with corporate lending activities increased by approximately $170 million due to lower markdowns as compared with fiscal 2002, reflecting tighter credit spreads as conditions in the credit market improved. In addition, lower net interest expense associated with aircraft financing activities contributed to the increase. In fiscal 2002, sales and trading revenues associated with these activities decreased and continued to reflect losses in the Company’s corporate lending activities due to the difficult market conditions that existed during fiscal 2002, including the continued deterioration in the credit markets. These decreases were slightly offset by lower net interest expense associated with the Company’s aircraft financing activities.

Principal Investments.    Principal transaction net investment revenue aggregating $64 million was recognized in fiscal 2003 as compared with net revenue aggregating $42 million in fiscal 2002. Both periods’ results primarily included gains on the Company’s real estate investments, partially offset by losses in other principal investments.

Financial instruments purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate fund investment activities.

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business.

Other revenues decreased 27% in fiscal 2003. The decrease was primarily attributable to lower revenues from the Company’s aircraft financing business, reflecting a decline in lease rates. The decrease also reflects the inclusion of a gain in fiscal 2002 (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower.

Other revenues decreased 9% in fiscal 2002. The decrease was primarily attributable to lower revenues from the Company’s aircraft financing business, reflecting lower lease rates and a higher number of unleased aircraft as compared with the prior year. The decrease was partially offset by the inclusion of a gain of $53 million in the first quarter of fiscal 2002 related to the Company’s sale of an office tower.

Net revenues from the Company’s aircraft financing business continued to be adversely affected by the slowdown in the commercial aircraft industry that began in 2001. In fiscal 2002 and fiscal 2003, declining aircraft passenger volume, overcapacity of aircraft and financial difficulties experienced by major airlines contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. These conditions improved somewhat toward the end of fiscal 2003. At fiscal year-end, the number of the Company’s aircraft that were unleased or not committed to a lease transaction had decreased from the end of fiscal 2002. However, lease rates had generally declined during fiscal 2003.

Non-Interest Expenses.    Fiscal 2003’s total non-interest expenses increased 17%. Compensation and benefits expense increased 20%. Compensation and benefits expense included a $220 million net benefit related to changes in the terms of the Company’s equity-based compensation program and the expensing of stock options (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense increased 26%, primarily due to higher incentive-based compensation, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 14% from fiscal 2002. Brokerage, clearing and exchange fees increased 13%, primarily reflecting higher global securities trading volumes. Other expenses increased 114%, primarily reflecting higher costs associated with the Company’s aircraft financing business, including a higher asset impairment charge of $287 million (as compared with $74 million in fiscal 2002) and higher aircraft repossession costs, as well as a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements). The increase in other expenses also reflected accruals of approximately $180 million for loss contingencies related to IPO Allocation Matters and the LVMH Litigation (see “Legal Proceedings” in Part I, Item 3). The increase in non-interest expenses was partially offset by restructuring and other charges of $117 million that were recorded in fiscal 2002 (see “Restructuring and Other Charges” herein).

Fiscal 2002’s total non-interest expenses decreased 15%. Compensation and benefits expense decreased 21%, principally reflecting lower incentive-based compensation due to lower revenues and earnings and reduced employment levels attributable to the Company’s focus on managing costs. Excluding compensation and benefits expense, non-interest expenses decreased 4%. Brokerage, clearing and exchange fees increased 8%, primarily reflecting increased global securities trading volume, particularly in Europe and the U.S. Marketing and business development expense decreased 6%, primarily reflecting a lower level of travel and entertainment costs, which reflected the overall decline in business activity in the global financial markets. Professional services expense decreased 22%, primarily reflecting lower consulting costs, as well as lower temporary service costs and lower recruiting fees. Other expense decreased 24%, primarily reflecting lower costs associated with the Company’s aircraft financing business, including a lower impairment charge of $74 million (as compared with $87 million in fiscal 2001) and lower maintenance and other aircraft-related costs in fiscal 2002 (see Note 18 to the consolidated financial statements). The decrease in Other expense also reflected a loss of $50 million recorded in fiscal 2001 related to the early extinguishment of certain long-term borrowings (see “New Accounting Developments—Gains and Losses from Extinguishment of Debt” herein). Non-interest expenses also included restructuring and other charges of $117 million (see “Restructuring and Other Charges” herein).

INDIVIDUAL INVESTOR GROUP

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenues:
Investment banking	$304	$267	$320
Principal transactions:
Trading	651	642	904
Investments	—	(45)	(11)
Commissions	1,276	1,330	1,623
Asset management, distribution and administration fees	1,413	1,409	1,367
Interest and dividends	368	443	889
Other	155	218	63

Total revenues	4,167	4,264	5,155
Interest expense	150	195	484

Net revenues	4,017	4,069	4,671

Non-interest expenses	3,563	3,960	4,613

Income before income taxes	454	109	58
Provision for income taxes	189	50	35

Net income	$265	$59	$23

Individual Investor Group net revenues were $4,017 million in fiscal 2003, a decrease of 1% from fiscal 2002. Individual Investor Group net income was $265 million in fiscal 2003 as compared with $59 million in fiscal 2002. The decrease in net revenues was primarily attributable to lower commissions, net interest and other revenues, partially offset by the absence of principal investment losses and higher investment banking revenues. The increase in net income was primarily due to lower non-interest expenses, including lower compensation and benefits and other expenses. Compensation and benefits expense included a $28 million ($17 million after-tax) net benefit, composed of a $55 million ($32 million after-tax) benefit related to changes in the terms of the Company’s equity-based compensation program, partially offset by $27 million ($15 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein).

Individual Investor Group net revenues were $4,069 million in fiscal 2002, a decrease of 13% from fiscal 2001. Individual Investor Group net income was $59 million in fiscal 2002 as compared with $23 million in fiscal 2001. The decrease in net revenues in fiscal 2002 was primarily attributable to lower net interest, principal trading and commission revenues. The increase in net income was due to lower non-interest expenses, including lower compensation and benefits costs, and a net gain of approximately $50 million from the sale of the Company’s self-directed online brokerage accounts, partially offset by restructuring and other charges of $112 million (see “Restructuring and Other Charges” herein). In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses).

The results for the Individual Investor Group improved in the second half of fiscal 2003 as compared with the first half, reflecting higher individual investor participation in the U.S. equity markets and positive inflows into equity mutual funds. Approximately 25% of the increase in client assets, which rose $49 billion to $565 billion at November 30, 2003, was due to net new customer inflows.

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues increased 14% in fiscal 2003 and decreased 17% in fiscal 2002. The increase in fiscal 2003 was primarily due to higher revenues from equity underwriting transactions reflecting higher volumes and from underwriting Unit Investment Trust products. The decrease in fiscal 2002 was primarily due to a decrease in Unit Investment Trust sales volume.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company maintains certain positions primarily to facilitate customer transactions. Principal transaction trading revenues increased 1% in fiscal 2003, reflecting higher revenues from fixed income products, partially offset by lower revenues from equity products. The increase in fixed income products reflected higher revenues from investment grade corporate fixed income securities, as individual investor activity increased. The decrease in revenues from equity products reflected the difficult conditions that existed in the equity markets during the first half of fiscal 2003. In fiscal 2002, principal transaction trading revenues decreased 29%, reflecting lower equity and fixed income trading revenues. The decrease in equity revenues reflected the difficult conditions that existed in the equity markets during fiscal 2002. Fixed income trading revenues decreased during fiscal 2002 as compared with relatively high levels in fiscal 2001, reflecting less favorable market conditions in government and corporate fixed income securities. In both fiscal 2003 and fiscal 2002, equity revenues were negatively affected by the Company’s new pricing structure for executing transactions on the NASDAQ (see “Commissions” herein).

The Company recorded no principal transaction net investment gains or losses in fiscal 2003. Principal transaction net investment losses aggregating $45 million were recorded in fiscal 2002 as compared with net losses of $11 million in fiscal 2001. Fiscal 2002’s results primarily reflected the write-down of an equity investment related to the Company’s European individual securities business.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 4% in fiscal 2003 and 18% in fiscal 2002. The decrease in both periods was due to lower customer trading volumes as individual investor participation in the U.S. equity markets declined. In fiscal 2003, this decline was partially offset by higher customer trading volumes in the second half of the year, as individual investor participation in the U.S. equity markets increased. In both periods, the decrease was partially offset by the impact of a new commission-based pricing structure for executing transactions on the NASDAQ.

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

The Company offers various account options for its individual clients. For clients who prefer fee-based pricing, the Company offers the Morgan Stanley ChoiceSM account, which charges a percentage of assets rather than a per-transaction fee. Clients can also choose to have a fee-based separately managed account. As a result, revenues recorded within the Commissions and Asset management, distribution and administration fees income statement categories are affected by the number of the Company’s clients electing a fee-based pricing arrangement.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues decreased 12% in fiscal 2003 and 39% in fiscal 2002. The decrease in both periods was primarily due to lower net interest revenues from brokerage services provided to individual customers as a result of decreases in the level of margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

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

Asset management, distribution and administration fees increased marginally in fiscal 2003 and increased 3% in fiscal 2002. The slight increase in fiscal 2003 was primarily attributable to higher fees from investors electing fee-based pricing arrangements, including separately managed and Morgan Stanley Choice accounts, reflecting an increase in client assets toward the end of fiscal 2003. This increase was offset by lower fees from promoting and distributing mutual funds, reflecting a decrease in individual investors’ average mutual fund asset levels and a less favorable asset mix that generated lower fees. The increase in fiscal 2002 was primarily attributable to higher ICS fees, partially offset by lower fees from promoting and distributing mutual funds and lower client asset balances. In fiscal 2003, client asset balances increased to $565 billion at November 30, 2003 from $516 billion at November 30, 2002. At November 30, 2001, client asset balances were $595 billion. The increase in client asset balances in fiscal 2003 was primarily due to market appreciation, reflecting improvement in the global financial markets during the latter half of fiscal 2003, as well as net new inflows of client assets. The decrease in client asset balances in fiscal 2002 was primarily due to market depreciation, reflecting declines in the global financial markets.

Other.    Other revenues primarily include account fees and other miscellaneous service fees. Other revenues decreased 29% in fiscal 2003. The decrease was primarily due to approximately $100 million of proceeds received in connection with the sale of the Company’s self-directed online brokerage accounts (see “Business Acquisitions and Asset Sales” herein) in fiscal 2002. The decrease was partially offset by higher revenues from other miscellaneous service and account fees. Other revenues were $218 million in fiscal 2002 as compared with $63 million in fiscal 2001. The increase primarily reflected approximately $100 million of proceeds received in connection with the sale of the Company’s self-directed online brokerage accounts. The increase also was due to higher revenues from customer account fees.

Non-Interest Expenses.    Non-interest expenses decreased 10% in fiscal 2003. The decrease was attributable to lower compensation and benefits expense, which decreased 6%, principally reflecting lower employment levels, as well as a net benefit of $28 million related to changes in the terms of the Company’s equity-based compensation program and the expensing of stock options (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses decreased 17%. Occupancy and equipment expense decreased 13%, reflecting the results of the Company’s initiative to consolidate its branch locations. Information processing and communications expense decreased 8%, reflecting lower data processing and telecommunications expenses. Marketing and business development expense decreased 33% due to lower advertising costs. Other expenses were relatively unchanged. Litigation costs increased, reflecting higher costs in fiscal 2003 due to mutual fund regulatory settlements, coupled with a benefit in fiscal 2002 from the resolution of a mutual fund litigation matter. These increases were offset by costs recorded in fiscal 2002 associated with the sale of the Company’s self-directed online brokerage accounts. The decrease in non-interest expenses was also due to restructuring and other charges of $112 million in fiscal 2002 (see “Restructuring and Other Charges” herein).

Non-interest expenses decreased 14% in fiscal 2002. The majority of the decrease was attributable to lower compensation and benefits expense, which decreased 12%, principally reflecting lower incentive-based compensation due to lower levels of revenues and earnings, as well as lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 17%. Occupancy and equipment expense decreased 9%, reflecting lower maintenance and repair costs, as well as lower rent expense resulting from the utilization of alternate facilities after the loss of the World Trade Center complex. Information processing and communications expenses decreased 17% due to lower telecommunications, market data and outsourced data processing costs. Professional services expense decreased 41%, primarily reflecting lower consulting costs. Other expenses decreased 40% due to the benefit from the resolution of a mutual fund litigation matter, offset in part by increased exposure to other litigation matters. The decrease also reflected the elimination of goodwill amortization due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These decreases were partially offset by costs associated with the Company’s sale of its self-directed online brokerage accounts (see “Business Acquisitions and Asset Sales” herein). Fiscal 2002’s non-interest expenses also included restructuring and other charges of $112 million (see “Restructuring and Other Charges” herein).

INVESTMENT MANAGEMENT

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenues:
Investment banking	$39	$32	$54
Principal transactions:
Investments	22	(28)	(89)
Commissions	56	52	52
Asset management, distribution and administration fees	2,361	2,598	2,922
Interest and dividends	2	17	54
Other	34	51	58

Total revenues	2,514	2,722	3,051
Interest expense	5	1	11

Net revenues	2,509	2,721	3,040

Non-interest expenses	2,018	2,054	2,308

Income before income taxes	491	667	732
Provision for income taxes	165	249	307

Net income	$326	$418	$425

Investment Management net revenues for fiscal 2003 were $2,509 million, a decrease of 8% from fiscal 2002. Investment Management net income for fiscal 2003 was $326 million, a decrease of 22% from fiscal 2002. The decrease in net revenues primarily reflected lower fee-based revenues due to a decline in average assets under management or supervision and a less favorable average asset mix, partially offset by higher principal investment revenues. The decrease in average assets under management was primarily attributable to market depreciation, reflecting declines in the global financial markets during the first half of fiscal 2003. The decrease in net income in fiscal 2003 was primarily due to lower net revenues, partially offset by a decline in non-interest expenses, including lower compensation costs. Compensation and benefits expense included a $12 million ($8 million after-tax) net benefit, composed of a $24 million ($16 million after-tax) benefit related to changes in the terms of the Company’s equity-based compensation program, partially offset by $12 million ($8 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein).

Investment Management net revenues for fiscal 2002 were $2,721 million, a decrease of 10% from fiscal 2001. Investment Management net income for fiscal 2002 was $418 million, a decrease of 2% from fiscal 2001. The decrease in net revenues in fiscal 2002 primarily reflected lower fee-based revenues due to a decline in average assets under management and a less favorable asset mix. The decrease in the level of average assets under management was primarily attributable to market depreciation, reflecting declines in the global financial markets. The decrease in net income in fiscal 2002 was primarily due to lower net revenues, partially offset by lower non-interest expenses, including lower incentive-based compensation and a lower effective income tax rate.

The Company enters fiscal 2004 with assets under management or supervision at November 30, 2003 higher than fiscal 2003’s average asset level due to improved conditions in the global equity markets during the latter half of the year. In fiscal 2004, the Company will continue to focus on improving fund performance across all asset classes and increasing net inflows of customer assets.

Investment Banking.    Investment Management primarily generates investment banking revenues from the underwriting of Unit Investment Trust products. Investment banking revenues increased 22% in fiscal 2003 and decreased 41% in fiscal 2002. The increase in fiscal 2003 reflected a higher volume of Unit Investment Trust sales. The decrease in fiscal 2002 was primarily related to a lower volume of Unit Investment Trust sales. Unit

Investment Trust sales volume increased 10% to $4.3 billion in fiscal 2003 and declined 43% to $3.9 billion in fiscal 2002.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

Principal transaction investment gains aggregating $22 million were recognized in fiscal 2003 as compared with losses of $28 million in fiscal 2002. Fiscal 2003’s results were primarily related to realized gains in the Company’s private equity portfolio and reflected improved market conditions from the difficult market conditions that existed in fiscal 2002. Fiscal 2002’s results were primarily related to unrealized losses in the Company’s private equity portfolio and reflected difficult market conditions in the technology and telecommunications sectors.

Financial instruments purchased in principal investment transactions generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues increased 8% in fiscal 2003 and were unchanged in fiscal 2002 from the prior year. In fiscal 2003, the increase was associated with a higher sales volume of insurance products.

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

The Company’s customer assets under management or supervision at fiscal year-end were as follows:

	At November 30,
	2003	2002	2001
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$277	$256	$285
Institutional	185	164	174

Total(1)	$462	$420	$459

Assets under management or supervision by asset class:
Equity	$207	$172	$199
Fixed income	123	127	128
Money market	64	66	70
Other(2)	68	55	62

Total(1)	$462	$420	$459

(1)	Revenues and expenses associated with customer assets of $37 billion, $38 billion and $46 billion for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, are included in the Company’s Individual Investor Group segment, and $14 billion, $3 billion and $3 billion for fiscal 2003, fiscal 2002 and fiscal 2001, respectively, are included in the Company’s Institutional Securities segment.
(2)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees decreased 9% in fiscal 2003 and 11% in fiscal 2002. In fiscal 2003, the decrease primarily reflected lower distribution, fund management, and administration and redemption fees resulting from lower average assets under management or supervision, a less favorable average asset mix and lower redemptions of certain open-ended funds. In fiscal 2002, the decrease in revenues primarily reflected lower management fees and other revenues resulting from a decline in the level of average assets under management or supervision and a less favorable asset mix, primarily due to a shift from equity products to fixed income and money market products.

As of November 30, 2003, customer assets under management or supervision increased $42 billion from fiscal year-end 2002. As of November 30, 2002, customer assets under management or supervision decreased $39 billion from fiscal year-end 2001. The increase in fiscal 2003 was primarily due to market appreciation, reflecting improvement in the global equity markets during the latter half of fiscal 2003, as well as the addition of approximately $11 billion of assets under management resulting from the Company’s acquisition of the U.S. real estate equity advisory business of Lend Lease Corporation; the revenues and expenses associated with this acquisition will be included within the Institutional Securities segment (see “Business Acquisitions and Asset Sales” herein). The decrease in fiscal 2002 was primarily attributable to market depreciation, reflecting declines in the global financial markets. The decline also was attributable to lower net flows of customer assets, as redemptions were marginally higher than new sales.

Non-Interest Expenses.    Fiscal 2003’s total non-interest expenses decreased 2%. Compensation and benefits expense decreased 5%, principally reflecting a decrease in employment levels, as well as a net benefit of $12 million related to changes in the terms of the Company’s equity-based compensation program and the expensing of stock options (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses were relatively unchanged from fiscal 2002. Brokerage, clearing and exchange fees decreased 8%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current year due to a decrease in past sales. Other expenses increased 163%, primarily due to legal accruals associated with mutual fund regulatory settlements in fiscal 2003. In addition, fiscal 2002’s other expenses included the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter.

Fiscal 2002’s total non-interest expenses decreased 11%. Compensation and benefits expense decreased 15%, principally reflecting lower incentive-based compensation, lower benefits expense and lower employment levels. Excluding compensation and benefits expense, non-interest expenses decreased 9%. Occupancy and equipment expense decreased 11%, reflecting lower rental expense due to the utilization of alternate facilities after the loss of the World Trade Center complex. Marketing and business development expense decreased 11%, primarily driven by lower advertising, travel and entertainment, and fund organization costs. Other expense decreased 71%, primarily reflecting a decline in goodwill amortization as a result of the Company’s adoption of SFAS No. 142, as well as the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter. Non-interest expenses also included restructuring and other charges of $6 million (see “Restructuring and Other Charges” herein).

CREDIT SERVICES

STATEMENTS OF INCOME

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Fees:
Merchant and cardmember	$1,379	$1,420	$1,349
Servicing	2,015	2,080	1,888
Other	15	30	17

Total non-interest revenues	3,409	3,530	3,254

Interest revenue	2,091	2,413	2,593
Interest expense	806	1,050	1,236

Net interest income	1,285	1,363	1,357
Provision for consumer loan losses	1,267	1,336	1,052

Net credit income	18	27	305

Net revenues	3,427	3,557	3,559

Non-interest expenses	2,334	2,379	2,432

Income before income taxes and cumulative effect of accounting change	1,093	1,178	1,127
Provision for income taxes	405	418	425

Income before cumulative effect of accounting change	688	760	702
Cumulative effect of accounting change	—	—	(13)

Net income	$688	$760	$689

Credit Services net revenues were $3,427 million in fiscal 2003, a decrease of 4% from fiscal 2002. Credit Services net income was $688 million in fiscal 2003, a decrease of 9% from fiscal 2002. The decrease in net revenues in fiscal 2003 was primarily attributable to lower non-interest revenues and lower net interest income, partially offset by a lower provision for consumer loan losses. The decrease in net income reflected lower net revenues, partially offset by lower non-interest expenses. Non-interest expenses included a charge of $35 million (pre-tax) associated with workforce reductions and facility consolidations that were conducted during the fourth quarter. The charge reflected several actions in response to slower industry growth and difficult consumer credit conditions, and consisted of severance-related costs of $29 million and space-related and other costs of $6 million. The majority of these costs will be paid by the end of the first quarter of fiscal 2004. The fiscal year’s results were also adversely affected by record levels of personal bankruptcy filings and a relatively high unemployment rate, both of which peaked during the middle of fiscal 2003. In response to these conditions, during fiscal 2003 the Company reduced marketing expenses and intensified its focus on the credit quality of its credit card loan portfolio, which contributed to the lower level of loan growth.

In fiscal 2002, Credit Services net revenues were $3,557 million, a marginal decline from fiscal 2001. Credit Services achieved record net income of $760 million in fiscal 2002, an increase of 10% from fiscal 2001. Net income for fiscal 2001 included a charge of $13 million from the cumulative effect of an accounting change associated with the Company’s adoption of SFAS No. 133 on December 1, 2000. In fiscal 2002, an increase in non-interest revenues was offset by a higher provision for consumer loan losses. The increase in the provision for consumer loan losses reflected the impact of a difficult economic environment on the Company’s credit card portfolio, including an adverse trend in bankruptcy filings. Lower non-interest expenses and a lower effective income tax rate contributed to the increase in net income in fiscal 2002.

Merchant and Cardmember Fees.    Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Cardmember rewards include various reward programs, including the Cashback Bonus award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases.

Merchant and cardmember fees decreased 3% in fiscal 2003 and increased 5% in fiscal 2002. The decrease in fiscal 2003 was due to a decline in late payment fees and higher cardmember rewards, partially offset by higher merchant discount revenue. The decline in late payment fees reflected fewer late fee occurrences and higher charge-offs of late payment fees. The increase in cardmember rewards reflected higher Cashback Bonus costs due to merchant partner programs and record sales volume. The increase in merchant discount revenue was due to record sales volume and an increase in the average merchant discount rate. The increase in merchant and cardmember fees in fiscal 2002 was due to higher merchant discount revenue associated with increased sales volume, coupled with a slight increase in the average merchant discount rate. In fiscal 2002, the increase in merchant and cardmember fees also was due to higher late payment fees and lower cardmember rewards incentives, partially offset by lower overlimit and cash advance fees. Late payment fees increased due to the implementation of a tiered fee and the elimination of certain payment features that previously mitigated late charges. Cardmember rewards incentives were lower due to modifications in the Cashback Bonus program and higher estimated future forfeitures of such rewards, partially offset by higher sales volume. Overlimit fees decreased due to fewer occurrences. Cash advance fees decreased due to lower cash advance transaction volume.

In response to new regulatory guidance on the management of overlimit accounts, the Company will suppress the assessment of overlimit fees on accounts that meet specific criteria beginning in fiscal 2004. The suppression of overlimit fees will lower merchant and cardmember fee revenue in the future.

Servicing Fees.    Servicing fees are revenues derived from consumer loans that have been sold to investors through asset securitizations and mortgage whole loan sales. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans and the interest yield generated by securitized mortgage loans are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans. Any excess cash flows remaining are paid to the Company. The servicing fees and excess net cash flows paid to the Company are reported as servicing fees in the consolidated statements of income. The sale of general purpose credit card and mortgage loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing fees. The Company completed credit card asset securitizations of $5.7 billion in fiscal 2003 and $3.6 billion in fiscal 2002 and mortgage loan securitizations of $1.2 billion in fiscal 2003 and $0.5 billion in fiscal 2002. The credit card asset securitization transactions completed in fiscal 2003 have expected maturities ranging from approximately two to seven years from the date of issuance. The mortgage loan securitization transactions completed in fiscal 2003 have expected maturities ranging from approximately eight to nine years from the date of issuance.

The table below presents the components of servicing fees:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Merchant and cardmember fees	$727	$690	$651
Interest revenue	4,174	4,061	4,336
Other revenue	94	50	74
Interest expense	(802)	(887)	(1,511)
Provision for consumer loan losses	(2,178)	(1,834)	(1,662)

Servicing fees	$2,015	$2,080	$1,888

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans.

Servicing fees decreased 3% in fiscal 2003 and increased 10% in fiscal 2002. The decrease in fiscal 2003 reflected higher credit losses associated with a higher level of average securitized general purpose credit card loans and a higher rate of charge-offs related to the securitized general purpose credit card loan portfolio. The decrease was partially offset by higher net interest cash flows and cardmember fees on securitized general purpose credit card loans associated with a higher level of average securitized general purpose credit card loans. The increase in servicing fees in fiscal 2002 was due to a higher level of net interest cash flows driven primarily by the lower interest rate environment. The increase was partially offset by higher credit losses resulting from a higher rate of charge-offs related to the securitized general purpose credit card loan portfolio.

The Other revenue component of servicing fees is primarily composed of net securitization gains and losses on general purpose credit card loans and mortgage loans as well as net revenues from mortgage servicing rights on mortgage whole loan sales. Net gains of $68 million, $36 million and $65 million were recorded in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in Other revenue in fiscal 2003 was attributable to higher levels of general purpose credit card and mortgage loan securitization transactions, offset in part by higher gain amortization related to prior securitization transactions. The decrease in fiscal 2002 was attributable to lower levels of general purpose credit card securitization transactions and modifications to certain assumptions in the gain calculations made during fiscal 2001. The assumptions modified by the Company in fiscal 2001 were the net interest rate spread and the net charge-off rate. The assumed net interest rate spread increased, reflecting the projection of a lower interest rate environment and the resulting lower interest expense (i.e., cost of funding) on variable rate securitizations, partially offset by an estimated lower yield on credit card receivables attributable to estimated lower interest rates and higher charge-offs of interest. The assumed net charge-off rate increased, reflecting an increase in the projected charge-off rate attributable to weakening economic conditions and its impact on the Company’s credit card portfolio. The decrease in fiscal 2002 was partially offset by an increase in net securitization gains on mortgage loans and gains on mortgage whole loan sales due to higher levels of mortgage whole loan sales driven by a higher level of mortgage loan originations.

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

Net interest income decreased 6% in fiscal 2003 from the prior-year period, as a decline in interest revenue was partially offset by lower interest expense. The decline in interest revenue was due to a lower yield on general purpose credit card loans and a decrease in average general purpose credit card loans. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers and a higher level of net interest charge-offs. The decrease in average general purpose credit card loans was primarily due to a higher level of securitized loans and higher payments by cardmembers, partially offset by record levels of sales volume. The decrease in interest expense was primarily due to a decrease in the Company’s average cost of borrowings and a lower level of average interest bearing liabilities. The Company’s average cost of borrowings was 4.33% for fiscal 2003 as compared with 5.29% for fiscal 2002. The decline in the average cost of borrowings reflected the Fed’s aggressive easing of interest rates that began in fiscal 2001 and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing, reflecting the lower interest rate environment.

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

The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2003, fiscal 2002 and fiscal 2001 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2003			Fiscal 2002(3)			Fiscal 2001(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,531	10.02%	$1,956	$20,659	11.03%	$2,279	$20,285	11.73%	$2,379
Other consumer loans	1,530	5.45	83	1,229	5.99	73	808	7.83	63
Investment securities	73	0.88	1	60	1.46	1	444	5.09	23
Other	2,668	1.90	51	2,451	2.45	60	2,389	5.37	128

Total interest earning assets	23,802	8.79	2,091	24,399	9.89	2,413	23,926	10.84	2,593
Allowance for loan losses	(967)			(890)			(790)
Non-interest earning assets	2,511			2,534			2,586

Total assets	$25,346			$26,043			$25,722

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$810	1.01%	$8	$1,018	1.56%	$16	$1,516	4.29%	$65
Brokered	10,523	5.28	556	9,732	6.01	584	8,891	6.63	590
Other time	1,620	4.38	71	2,037	5.10	104	3,058	5.99	183

Total interest bearing deposits	12,953	4.90	635	12,787	5.51	704	13,465	6.22	838
Other borrowings	5,676	3.02	171	7,053	4.91	346	6,299	6.33	398

Total interest bearing liabilities	18,629	4.33	806	19,840	5.29	1,050	19,764	6.26	1,236
Shareholder’s equity/other liabilities	6,717			6,203			5,958

Total liabilities and shareholder’s equity	$25,346			$26,043			$25,722

Net interest income			$1,285			$1,363			$1,357

Net interest margin(1)			5.40%			5.59%			5.67%
Interest rate spread(2)		4.46%			4.60%			4.58%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis.

	Fiscal 2003 vs. Fiscal 2002			Fiscal 2002 vs. Fiscal 2001(1)
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$(125)	$(198)	$(323)	$ 44	$(144)	$(100)
Other consumer loans	17	(7)	10	33	(23)	10
Investment securities	—	—	—	(20)	(2)	(22)
Other	5	(14)	(9)	3	(71)	(68)

Total interest revenue	(59)	(263)	(322)	51	(231)	(180)

Interest Expense
Interest bearing deposits:
Savings	(3)	(5)	(8)	(21)	(28)	(49)
Brokered	48	(76)	(28)	55	(61)	(6)
Other time	(21)	(12)	(33)	(61)	(18)	(79)

Total interest bearing deposits	9	(78)	(69)	(42)	(92)	(134)
Other borrowings	(68)	(107)	(175)	48	(100)	(52)

Total interest expense	(64)	(180)	(244)	5	(191)	(186)

Net interest income	$5	$(83)	$(78)	$ 46	$(40)	$6

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

In response to regulatory guidance issued in the beginning of fiscal 2003, the Company is reviewing the minimum payment requirements on its general purpose credit card loans. A change in the minimum payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenues and charge-offs.

Provision for Consumer Loan Losses.    The provision for consumer loan losses is the amount necessary to establish the allowance for consumer loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The Company’s provision for consumer loan losses was $1,267 million and $1,336 million for fiscal 2003 and fiscal 2002, respectively. The Company’s allowance for consumer loan losses was $1,002 million at November 30, 2003 and $928 million at November 30, 2002.

The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

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

The provision for consumer loan losses is affected by net principal charge-offs, delinquencies, bankruptcy filings and loan growth as well as changes in the amount of consumer loans estimated to be uncollectible. In fiscal 2003, the provision for consumer loan losses decreased 5%, primarily due to a lower level of average general purpose credit card loans. In fiscal 2002, the provision for consumer loan losses increased 27%, primarily due to higher net charge-off rates. In response to unfavorable trends in U.S. consumer bankruptcy filings and relatively high unemployment levels, the Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by approximately $70 million in fiscal 2003 and approximately $75 million in fiscal 2002.

Delinquencies and Charge-offs.  General purpose credit card loans are considered delinquent when interest or principal payments become 30 days past due. General purpose credit card loans are charged off at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies, deceased cardmembers and fraudulent transactions, where loans are charged off earlier. Loan delinquencies and charge-offs are affected by changes in economic conditions, account collection management and policy changes and may vary throughout the year due to seasonal consumer spending and payment behaviors.

In the second quarter of fiscal 2003, the Company changed its policy related to deceased cardmember accounts to charge off 60 days after notification as compared with charging off 180 days past due. This change accelerated charge-offs beginning in the third quarter of fiscal 2003 and increased charge-offs in the second half of fiscal 2003.

The practice of re-aging an account also may affect general purpose credit card loan delinquencies and charge-offs. A re-age is intended to assist delinquent cardmembers who have experienced financial difficulties by returning the account to current status. An account is re-aged when the Company and the cardmember agree on a temporary repayment schedule, which may include short-term concessionary terms, and the cardmember has demonstrated a willingness and ability to repay. Cardmembers may also qualify for a workout re-age, which restructures the account to incorporate permanent concessionary terms, when either a longer term or permanent hardship exists.

During the second half of fiscal 2002 and the first half of fiscal 2003, the Company changed its re-age policy in response to industry-wide regulatory guidelines. This change, along with the ongoing economic challenges as evidenced by high levels of unemployment and U.S. bankruptcy filings, have resulted in a significant decrease in the number of cardmembers eligible for re-age versus comparable periods in fiscal 2002. During fiscal 2003, the Company’s re-age volume decreased by approximately 40% from fiscal 2002. The reduction in re-age volume was a contributing factor to the higher delinquencies and charge-off levels experienced in fiscal 2003.

In fiscal 2003, net principal charge-off rates increased in the managed portfolio as compared with fiscal 2002, reflecting the impact of lower re-age volume and the change in the Company’s deceased cardmember policy discussed above (see “Managed General Purpose Credit Card Loan Data” herein). In the U.S., high levels of unemployment, the seasoning of the Company’s general purpose credit card loan portfolio, a high level of bankruptcy filings and policy changes contributed to the higher net principal charge-off rate in the managed portfolio during fiscal 2003. In addition, these conditions impacted the Company’s delinquency rates in both the over 30- and over 90-day categories, which were higher in both the owned and managed portfolio at November 30, 2003 as compared with November 30, 2002. A lower level of general purpose credit card loan balances also negatively impacted delinquency and net principal charge-off rates.

In fiscal 2002, net principal charge-offs increased in both the owned and managed portfolios as compared with the prior-year periods. Despite the increase in net charge-off rates, the Company’s delinquency rates in both the over 30- and over 90-day categories were lower at November 30, 2002 as compared with November 30, 2001, reflecting the Company’s increased focus on collections in the earlier stages of delinquency. Weak economic conditions and a higher level of bankruptcy filings in the U.S., coupled with the seasoning of the Company’s general purpose credit card loan portfolio, contributed to the higher net principal charge-off rates during fiscal 2002.

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

Non-Interest Expenses.    Fiscal 2003’s total non-interest expenses decreased 2% from fiscal 2002. Compensation and benefits expense increased 6%, reflecting an increase in personnel costs, including salaries and benefits, as well as costs associated with the workforce reductions conducted during the fourth quarter. Excluding compensation and benefits expense, non-interest expenses decreased 6%. Marketing and business development expense decreased 11% due to lower direct mail costs. Other expenses decreased 11%, primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies.

Fiscal 2002’s total non-interest expenses decreased 2%, primarily due to lower marketing and business development expense, partially offset by increases in professional services and compensation and benefits expense. Compensation and benefits expense increased 3% in fiscal 2002, principally reflecting increases in salaries and benefits. Excluding compensation and benefits expense, non-interest expenses decreased 4%. Marketing and business development expense decreased 13% in fiscal 2002 due to lower marketing and advertising expense as the Company shifted its focus from account growth to credit quality. Professional services expense increased 12%, attributable to higher consulting expenses and increased costs associated with enhanced credit and collection strategies.

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

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (“owned” loan basis). Managed loan data assume that the Company’s securitized loan receivables have not been sold and present the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Credit Services business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a more meaningful comparison to industry competitors.

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Fiscal 2003			Fiscal 2002			Fiscal 2001
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,531	10.02%	5.69%	$20,659	11.03%	5.74%	$20,285	11.73%	5.47%
Securitized	31,333	13.13%	10.64%	29,176	13.79%	10.78%	29,147	14.66%	9.54%

Managed	$50,864	11.93%	8.77%	$49,835	12.64%	8.71%	$49,432	13.45%	7.88%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Fiscal 2003			Fiscal 2002			Fiscal 2001
		Delinquency Rates			Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$18,930	5.36%	2.53%	$22,153	5.32%	2.41%	$19,654	6.15%	2.73%
Securitized	29,428	6.36%	3.01%	28,990	6.45%	2.85%	29,678	7.32%	3.21%

Managed	$48,358	5.97%	2.82%	$51,143	5.96%	2.66%	$49,332	6.85%	3.02%

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Principal Charge-offs
Owned	6.05%	6.06%	4.86%
Securitized	6.95%	6.29%	5.70%
Managed	6.60%	6.19%	5.36%

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Total Charge-offs (inclusive of interest and fees)
Owned	8.33%	7.97%	6.41%
Securitized	9.75%	8.51%	7.69%
Managed	9.20%	8.28%	7.16%

Equity-Based Compensation Program.

Effective December 1, 2002, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method (see Note 2 to the consolidated financial statements). The Company now records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

During the third quarter of fiscal 2003, the Company completed an extensive analysis of its stock-based compensation program and revised elements of its program to further encourage and incent long-term performance, enhance employee retention, and better align employee and shareholder interests. The revisions to fiscal 2003 awards included extending the time period over which vesting and non-compete provisions apply and raising the eligibility requirements to participate in such awards.

As a result of the revisions to its stock-based compensation program, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of three and four years, including the year of grant. Historically, the service period for stock-based awards was deemed to be the year of grant.

The effect of expensing stock-based awards over a longer period of service reduced compensation expense recorded for deferred stock awards by $438 million in fiscal 2003. In addition, in connection with the adoption of SFAS No. 123, the Company recorded compensation expense of $176 million based on the fair value of stock options granted in fiscal 2003. The net impact of these revisions reduced the Company’s compensation and benefits expense by $262 million in fiscal 2003 and increased net income by $177 million (or $0.16 per share) in fiscal 2003 as compared with fiscal 2002.

Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

The fiscal 2002 charge consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments provided to the affected individuals.

At November 30, 2003, the remaining liability associated with these charges was approximately $100 million, which was included in Other liabilities and accrued expenses in the Company’s consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs made by the Company during fiscal 2003. The decline in the liability balance during fiscal 2003 also reflected net rental payments associated with the office locations referred to above. In fiscal 2004, the liability is expected to decline by an additional $50 million due to the continuing payment of net rentals on these locations. The liability will continue to be reduced through 2012 as these leases expire.

Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes. In fiscal 2003, fiscal 2002 and fiscal 2001, the Company recorded Losses from unconsolidated investees of $279 million, $77 million and $30 million, respectively. These losses were more than offset by tax credits of $308 million, $109 million and $48 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and tax benefits on the losses of $112 million, $31 million and $12 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Business Acquisitions and Asset Sales.

On November 20, 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact related to this acquisition, which is included in the Company’s Institutional Securities segment, was not significant.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group segment.

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) segments. The allocation was based upon occupancy levels originally planned for the building.

In fiscal 2001, the Company acquired Quilter Holdings Limited (“Quilter”), a U.K.-based private client investment management business providing segregated account management and advisory services to individuals, pension funds and trusts. The Company’s fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

Pension Plans.

The Company made contributions of $239 million and $463 million to its defined benefit pension plans in fiscal 2003 and fiscal 2002, respectively. These contributions were funded with cash from operations and were recorded as a component of prepaid pension benefit cost in the Company’s consolidated statements of financial condition. In addition, the Company, in consultation with its independent actuaries, lowered its expected long-term rate of return on plan assets (from 8.5% to 7.5%) for fiscal 2003 (see Note 15 to the consolidated financial statements). The impact of this change was not material to the Company’s consolidated results of operations in fiscal 2003.

The Company determines the amount of its pension contributions by considering the interaction of several factors. Such factors include the range of potential contributions (i.e., the Employee Retirement Income Security Act of 1974 (“ERISA”) minimum required contribution up to the maximum tax-deductible amount), the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. The Company currently has no known or expected ERISA minimum funding obligations for any of its pension plans.

In accordance with U.S. GAAP, the Company recognizes pension expense before the payment of benefits to retirees occurs. As a result, the recording of pension expense involves estimates and assumptions that must be made, including the discount rate and the expected long-term rate of return on plan assets.

The assumed discount rate, which reflects the rates at which pension benefits could be effectively settled, is used in the measurement of the projected and accumulated benefit obligations and in the calculation of service cost and interest cost. The assumed discount rate should reflect the rates of return on available high-quality fixed-income investments that reflect the timing and amount of expected benefit payments. For its U.S. pension plans, which comprised approximately 95% of the total assets of the Company’s pension plans at November 30, 2003, the Company estimates its discount rate based on the Moody’s Aa long-term rate bond yield (both absolute levels and year-to-year changes).

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets. For its U.S. pension plans, the Company estimates the expected long-term return by utilizing a portfolio return calculator model (the “Portfolio Model”) that produces the expected return for a portfolio. Return assumptions are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. Expenses that are expected to be paid from the investment return are reflected in the Portfolio Model as a percentage of plan assets. This includes investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from the pension plan.

The Company’s expected long-term rate of return on assets for its U.S. pension plans for fiscal 2003 was based on the following expected asset allocation:

	Target Investment Mix	Expected Annual Return
Domestic Equity:
Large Capitalization	30.00%	8.5%
Small Capitalization	15.00%	9.0%

International Equity:
Emerging Markets	1.25%	9.2%
Global Equity	20.00%	9.0%

Fixed Income:
Aggregate	32.50%	5.2%
High Yield	1.25%	7.8%

For its U.S. pension plans, expected returns are computed using a market-related value of assets. For the market-related value of assets, a smoothed actuarial value of assets is used, equal to a moving average of market values in which investment income is recognized over a five-year period. Investment income equal to the expected return on the prior year’s market-related value of plan assets is recognized immediately. Any difference between the actual investment income (on a market-value basis) and the expected return is recognized over a five-year period in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In addition, the market-related value of assets must be no greater than 120% and no less than 80% of the market value of assets.

The Company amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service (generally 11 to 13 years) of active participants to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The loss amortization component of fiscal 2003 pension expense was approximately $23 million, and future amortization is not expected to have a material impact on the Company’s pension expense.

Critical Accounting Policies.

The consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Fair Value.    Financial instruments owned of $201 billion at November 30, 2003 and $173 billion at November 30, 2002 and financial instruments sold, not yet purchased of $111 billion at November 30, 2003 and $86 billion at November 30, 2002, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, products that are thinly traded or not quoted will generally have reduced to no price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a product provides a source of transparency for products that otherwise are not actively quoted or during periods of market dislocation.

A substantial percentage of the fair value of the Company’s financial instruments owned and financial instruments sold, not yet purchased is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

The Company’s cash products include securities issued by the U.S. government and its agencies and instrumentalities, other sovereign debt obligations, corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies and instrumentalities, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain traded loan products and most mortgage-backed securities.

By contrast, some cash products exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain traded loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently. At November 30, 2003, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $9.9 billion and $0.1 billion, respectively. At November 30, 2002, the fair value of cash products with little or no price transparency recorded in financial instruments owned and financial instruments sold, not yet purchased was $7.6 billion and $0.5 billion, respectively.

The Company’s derivative products include listed and OTC derivatives. Listed derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. Fair values for listed derivatives recorded as financial instruments owned and financial instruments sold, not yet purchased amounted to $3 billion and $3 billion, respectively, at November 30, 2003 and $2 billion and $2 billion, respectively, at November 30, 2002. OTC derivatives include a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts. Fair values for OTC derivative products recorded as financial instruments owned and financial instruments sold, not yet purchased, which amounted to $42 billion and $33 billion, respectively, at November 30, 2003 and $34 billion and $27 billion, respectively, at November 30, 2002, were derived using pricing models.

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. The term “model” typically refers to a mathematical calculation methodology based on accepted financial theories. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as observable market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or related financial instruments. The Company’s trading divisions, the Controllers Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed.

Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

Transfers of Financial Assets.    The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

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

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses in the Company’s Credit Services business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on December 1, 2002, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 18 to the consolidated financial statements).

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there has been a heightened level of legislative, legal and regulatory developments related to the financial services industry that potentially could increase costs, thereby affecting future results of operations. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis.

The Company’s Institutional Securities business, particularly its involvement in primary and secondary markets for all types of financial products, including derivatives, is subject to substantial positive and negative fluctuations due to a variety of factors that the Company cannot control or predict with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number, and timing of investment banking client assignments and transactions and the realization of returns from the Company’s principal investments. Such factors also affect the level of individual investor participation in the financial markets, which impacts the results of the Individual Investor Group. The level of global market activity also could impact the flow of investment capital into or from assets under management and supervision and the way in which such capital is allocated among money market, equity, fixed income or other investment alternatives, which could cause fluctuations to occur in the Company’s Investment Management business. In the Company’s Credit Services business, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of Credit Services.

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including the Company’s reputation, investment objectives, quality of investment professionals, relative performance of investment products, advertising and sales promotion efforts, fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit cards, account acquisition and customer utilization of credit cards, all of which are impacted by the types of fees, interest rates and other features offered.

The Company strives to increase market share in all of its businesses and evaluates the competitive position of its businesses by, among other things, monitoring various market share data. For example, in the Institutional Securities investment banking business, the Company monitors its market share in key areas such as announced and completed worldwide mergers and acquisitions, worldwide equity underwritings and worldwide investment grade debt underwritings. In the Institutional Securities sales and trading business, the Company monitors its market share via independent client surveys as well as its market share of global exchange and non-exchange volumes. In the Individual Investor Group business, the Company monitors its market share of client assets and the number of financial advisors. In the Investment Management business, the Company monitors its market share of assets under management or supervision and mutual fund flows among mutual fund managers. It also monitors the relative performance of its funds as determined by organizations such as Morningstar and Lipper. In the Credit Services business, the Company monitors its ranking in the number of merchant and cash access locations, the level of general purpose credit card loan balances outstanding, transaction volume and the credit quality of its loan portfolio.

Besides competition from firms traditionally engaged in the financial services business, competition exists from other sources, such as commercial banks, insurance companies, sponsors of mutual funds and other companies offering financial services in the U.S., globally and through the Internet. The financial services industry has experienced consolidation and convergence, as financial institutions involved in a broad range of financial services industries have merged. Such convergence has continued and could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In addition, the Company has experienced competition for qualified employees. The Company’s ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

As a result of the above economic and competitive factors, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its business for the long term and to mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources, enhancement of its global franchise, and management of costs and its capital structure. The Company’s overall financial results will continue to be affected by its ability and success in addressing client goals; maintaining high levels of profitable business activities; emphasizing fee-based products that are designed to generate a continuing stream of revenues; evaluating product pricing; managing risks, costs and its capital position; and maintaining its strong reputation and franchise. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain competitive.

Liquidity and Capital Resources.

The Company’s senior management establishes the overall liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. These committees, along with the Company’s Treasury Department and other control groups, also assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated balance sheet, liquidity and capital structure, thereby helping to ensure that its business activities are integrated with the Company’s liquidity and capital policies. For a description of the Company’s other principal risks and how they are monitored and managed, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

The Balance Sheet.

The Company’s total assets increased to $602.8 billion at November 30, 2003 from $529.5 billion at November 30, 2002. The increase was primarily attributable to increases in financial instruments owned, largely driven by corporate and other debt inventories and increases in the value of derivatives. Growth in equity financing activities, including securities borrowed and receivables from customers, also contributed to the increase. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. This ratio is adjusted to reflect the low-risk nature of assets attributable to matched reverse repurchase agreements, certain securities borrowed transactions and segregated customer cash balances. In addition, the adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill, as the Company does not view this amount of equity as available to support its risk capital needs.

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	At November 30,
	2003		2002
	(dollars in millions, except ratio and per share data)
Total assets	$602,843		$529,499
Less:
Lesser of securities purchased under agreements to resell or securities sold under agreements to repurchase	(78,205)		(76,910)
Assets recorded under certain provisions of SFAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”)	(35,217)		(19,224)
Lesser of securities borrowed or securities loaned	(64,375)		(43,229)
Segregated customer cash and securities balances	(20,705)		(30,217)
Goodwill	(1,514)		(1,449)

Adjusted assets	$402,827		$358,470

Shareholders’ equity	$24,867		$21,885
Preferred securities subject to mandatory redemption	2,810		1,210

Subtotal	27,677		23,095
Less: Goodwill	(1,514)		(1,449)

Tangible shareholders’ equity	$26,163		$21,646

Leverage ratio(1)	23.0	x	24.5	x

Adjusted leverage ratio(2)	15.4	x	16.6	x

Book value per share(3)	$22.93		$20.24

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(3)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,085 million at November 30, 2003 and 1,081 million at November 30, 2002.

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects and provides some protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s securities inventories, underwritings, principal investments, private equity activities, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity. At November 30, 2003, the Company’s equity capital (which includes shareholders’ equity and preferred securities subject to mandatory redemption) was $27.7 billion, an increase of $4.6 billion from November 30, 2002.

The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. The unused portion of this authorization at January 31, 2004 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2003, the Board of Directors increased the quarterly dividend per common share by 9% to $0.25.

Liquidity Management Policies.    The primary goal of the Company’s funding and liquidity activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. Given the highly liquid nature of the Company’s balance sheet, day-to-day funding requirements are largely fulfilled through the use of collateralized financing. In order to meet target liquidity requirements and withstand an unforeseen contraction in credit availability, the Company has designed a liquidity management framework. This framework is intended to ensure that the Company maintains sufficient liquidity to continue to fund its ongoing business and to meet all of its financial obligations maturing within a one-year period without issuing any new unsecured debt.

Liquidity Management Framework:	Designed to:

Cash Capital Policy	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient Cash Capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.

Liquidity Reserve	Maintain, at all times, a liquidity reserve in the form of immediately available cash and cash equivalents to cover volatility in day-to-day funding needs. The reserve is periodically assessed and determined based on funding volatility and liquidity targets and averaged approximately $20 billion during fiscal 2003.

Contingency Planning	Maintain the Company’s Contingency Funding Plan to ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the Company’s businesses. The Company’s Contingency Funding Plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event.

The Company also pursues a strategy of diversification of funding sources (by products and markets) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. Maturities of financings are designed to manage exposure to refinancing risk in any one period. The Company maintains a surplus of unused short-term funding sources at all times to withstand any unforeseen contraction in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company also maintains committed credit facilities (described below) to support its ongoing borrowing programs.

The level of the Company’s borrowings is continually adjusted to maintain the target cash liquidity reserve after meeting the Company’s daily funding requirements. The Company’s funding requirements will vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Funding Management Policies.

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; asset-backed securitizations; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; promissory notes; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings.

The Company’s bank subsidiaries solicit deposits from consumers, purchase Federal Funds, issue short-term institutional certificates of deposits and issue bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold nationally and savings deposits from individual securities clients. Brokered deposits consist primarily of certificates of deposits issued by the Company’s bank subsidiaries. Other time deposits include individual and institutional certificates of deposits.

Unsecured Debt and Borrowings.    The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets. In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 8 to the consolidated financial statements).

The Company issues long-term debt in excess of the amount necessary to meet the needs of its securities inventory and less liquid assets as determined by its Cash Capital Policy. In addition to these needs, long-term debt funding is employed to enhance the Company’s liquidity position by reducing reliance on short-term credit sensitive instruments (e.g., commercial paper and other unsecured short-term borrowings). Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, the Company’s credit ratings and the overall availability of credit.

During fiscal 2003, the Company’s long-term financing strategy was driven, in part, by its continued focus on improved balance sheet strength (evaluated through enhanced capital and liquidity positions), a significant factor in the maintenance of strong credit ratings. As a result, for fiscal 2003, approximately $20 billion of unsecured debt was issued (excluding certain equity and credit-linked products not considered to be a component of the Company’s cash capital) with over 70% of these transactions having a maturity of five years or longer. Financing transactions were structured to ensure staggered maturities, thereby mitigating refinancing risk, while a diversified investor base was targeted through sales to domestic as well as international institutional and retail clients. Unsecured debt issuance activity resulted in a net increase in the long-term debt component of the cash capital portfolio of approximately $12 billion and a corresponding $15 billion reduction in the level of short-term commercial paper outstanding at fiscal year-end.

The Company’s total capital base primarily consists of equity capital combined with long-term borrowings (debt obligations scheduled to mature in more than 12 months) and preferred securities subject to mandatory redemption. At November 30, 2003, total capital was $83 billion, an increase of $17 billion from November 30, 2002.

The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others from which it draws funds in a variety of currencies. The Company values committed credit as a significant component of its liquidity policy.

Committed Credit Facilities.    The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with Morgan Stanley Japan Limited (“MSJL”) as borrower and the Company as guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2003, the Company had a $10.6 billion surplus shareholders’ equity as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated (“MS&Co.”), one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At November 30, 2003, MS&Co. had a $2.5 billion surplus consolidated stockholder’s equity and a $1.6 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited (“MSIL”), the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2003, MSIL had a $1.2 billion surplus Shareholder’s Equity and a $1.9 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time (see Note 7 to the consolidated financial statements). The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2003, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

The committed credit facilities demonstrate the diversity of lenders to the Company covering geographic regions including North America, Europe and Asia Pacific.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company’s debt have focused on changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities and recent legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At November 30, 2003, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $945 million.

As of January 31, 2004, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Fiscal 2003 Activity.

During the 12 months ended November 30, 2003, the Company issued senior notes aggregating $22.0 billion, including non-U.S. dollar currency notes aggregating $6.9 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2003, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $94.9 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). Subsequent to fiscal year-end and through January 31, 2004, the Company’s long-term borrowings (net of repayments) increased by approximately $8.4 billion.

During fiscal 2003, the Company purchased approximately $350 million of its common stock through open market purchases at an average cost of $39.12.

During fiscal 2003, Morgan Stanley Capital Trust III, a consolidated Delaware statutory trust (the “Capital Trust III”), all of the common securities of which are owned by the Company, issued $880 million of 6.25% Capital Securities (the “Capital Securities III”) that are guaranteed by the Company. The Capital Trust III issued the Capital Securities III and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due March 1, 2033.

During fiscal 2003, Morgan Stanley Capital Trust IV, a consolidated Delaware statutory trust (the “Capital Trust IV”), all of the common securities of which are owned by the Company, issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”) that are guaranteed by the Company. The Capital Trust IV issued the Capital Securities IV and invested the proceeds in 6.25% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due April 1, 2033.

During fiscal 2003, Morgan Stanley Capital Trust V, a consolidated Delaware statutory trust (the “Capital Trust V”), all of the common securities of which are owned by the Company, issued $500 million of 5.75% Capital Securities (the “Capital Securities V”) that are guaranteed by the Company. The Capital Trust V issued the Capital Securities V and invested the proceeds in 5.75% Junior Subordinated Deferrable Interest Debentures issued by the Company, which are due July 15, 2033.

During fiscal 2003, the Company redeemed all $400 million of its 7.10% Junior Subordinated Deferrable Interest Debentures held by MSDW Capital Trust I. The Company also simultaneously redeemed all of the outstanding 7.10% Capital Securities of MSDW Capital Trust I at a redemption price of $25 per share.

Off-Balance Sheet Arrangements.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Credit Services businesses.

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPEs”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $2.4 billion at November 30, 2003, the majority of which were related to U.S. agency collateralized mortgage obligation, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s Institutional Securities securitization activities, see Notes 2 and 4 to the consolidated financial statements. In addition, see Note 19 to the consolidated financial statements for information about variable interest entities, the Company’s arrangements with these entities and its adoption of FIN 46.

The Company has entered into liquidity facilities with SPEs and other counterparties whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 20 to the consolidated financial statements).

Credit Services Activities.    The asset securitization market is a significant source of funding for the Company’s Credit Services business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company’s other funding sources, including unsecured debt. The securitization transaction structures utilized for the Credit Services business are accounted for as sales; i.e., off-balance sheet transactions in accordance with U.S. GAAP (see Notes 2 and 5 to the consolidated financial statements). In connection with its credit card securitization program, the Company transfers credit card receivables, on a revolving basis, to the trusts, which issue asset-backed securities that are registered with the Securities and Exchange Commission (the “SEC”), are used to support the issuance of publicly listed notes or are privately placed. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”).

Economic early amortization risk reflects the possibility of negative net securitization cash flows (which would occur if the coupon, contractual servicing fee and net charge-offs exceeded the collections of finance charges and cardmember fees on securitized credit card receivables) and is driven primarily by the trusts’ credit card receivables performance (in particular, receivables yield, cardmember fees and credit losses incurred) as well as the contractual rate of return of the asset-backed securities. In the event of an economic early amortization, receivables that otherwise would have been subsequently purchased by the trusts from the Company would instead continue to be recognized on the Company’s consolidated statements of financial condition since the cash flows generated in the trusts would instead be used to repay investors in the asset-backed securities. These recognized receivables would require the Company to obtain alternative funding. Although the Company believes that the combination of factors that would result in an economic early amortization event is remote, the Company also believes its access to alternative funding sources would mitigate this potential liquidity risk.

A group of banks are committed to provide up to $1.3 billion under a credit facility that supports the short-term extendible asset-backed certificate program issued by the Discover Card Master Trust I.

Contractual Obligations and Contingent Liabilities and Commitments.

In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund certain fixed assets and other less liquid investments.

The Company’s future cash payments associated with its contractual obligations pursuant to its long-term debt and operating leases as of November 30, 2003 are summarized below:

	Payments due in:
	Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$10,574	$21,802	$9,636	$23,588	$65,600
Operating leases(2)	490	926	684	2,502	4,602

Total	$11,064	$22,728	$10,320	$26,090	$70,202

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities, and lending and financing commitments as of November 30, 2003 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(dollars in millions)
Letters of credit(1)(2)	$7,703	$—	$—	$—	$7,703
Private equity and other principal investments(1)(3)	242	112	8	105	467
Investment grade lending commitments(1)(4)(6)	8,161	2,229	3,729	125	14,244
Non-investment grade lending commitments(1)(4)(6)	317	462	432	658	1,869
Commitments for secured lending transactions(1)(5)	6,465	3,175	—	185	9,825

Total	$22,888	$5,978	$4,169	$1,073	$34,108

(1)	See Note 9 to the consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	This amount represents the Company’s commitments in connection with its private equity and other principal investment activities.

(4)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(5)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(6)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

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

At November 30, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $30 billion, respectively.

Less Liquid Assets.

At November 30, 2003, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.4 billion, aircraft assets of $4.4 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At November 30, 2003, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $850 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments can be characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s consolidated statements of income. At November 30, 2003 and

November 30, 2002, the Company had high-yield instruments owned with a market value of approximately $3.7 billion and $2.6 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $0.8 billion and $0.7 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At November 30, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.0 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $0.7 billion and $1.2 billion, respectively. At November 30, 2003 and November 30, 2002, the aggregate value of loans and positions and lending commitments (see the table on page 65) outstanding was $17.8 billion and $17.6 billion, respectively. In connection with these business activities (including the loans and positions and the lending commitments), the Company had hedges with a notional amount of $5.5 billion at November 30, 2003 and $4.4 billion at November 30, 2002. At January 31, 2004, the aggregate value of investment grade loans and positions was $2.3 billion and the aggregate value of non-investment grade loans and positions was $1.4 billion. At January 31, 2004, the aggregate value of investment grade lending commitments was $16.0 billion and the aggregate value of non-investment grade lending commitments was $4.9 billion. Requests to provide loans or lending commitments in connection with investment banking activities will continue in the future.

New Office Facility.    In fiscal 2002, the Company purchased an office facility in Westchester County, New York and incurred costs of approximately $55 million, including the purchase price. During fiscal 2003, the Company incurred additional costs of approximately $120 million. The Company expects to incur additional project costs of approximately $135 million in fiscal 2004. The Company intends to complete the project and occupy the building in fiscal 2004.

Regulatory Capital Requirements.

MS&Co. and Morgan Stanley DW Inc. (“MSDWI”) are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the New York Stock Exchange and the Commodity Futures Trading Commission. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MS&Co., MSDWI, MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements (see Note 13 to the consolidated financial statements).

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2003, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

In fiscal 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance requiring FDIC-insured financial institutions to treat accrued interest receivable related to credit card securitizations as a subordinated retained interest, which required holding higher regulatory capital beginning December 31, 2002. The Company’s FDIC-insured financial institutions have maintained capital ratios in excess of the regulatory minimums since implementing this revised guidance.

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

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with direct or swap-based borrowings in the same currency and the use of currency forward contracts or the spot market in various hedging transactions related to net assets, revenues, expenses or cash flows.

New Accounting Developments.

Variable Interest Entities.    In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs (see Note 19 to the consolidated financial statements).

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with U.S. GAAP. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5 to the consolidated financial statements), the Company does not consolidate the entity.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. The Company anticipates adopting FIN 46R as of February 29, 2004 for VIEs in which it holds a variable interest that it had acquired before February 1, 2003 in addition to those VIEs for which the Company has previously applied FIN 46. The Company will apply FIN 46R for all variable interests obtained after February 29, 2004. For these variable interests, the Company will consolidate those VIEs (including financial asset-backed securitization, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company is the primary beneficiary. This accounting change is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position. In limited instances, the Company may deconsolidate VIEs for which it is not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 12 to the consolidated financial statements with respect to the statutory trusts associated with the issuance of preferred securities subject to mandatory redemption.

Gains and Losses from Extinguishment of Debt.    In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 145, gains and losses from extinguishment of debt are to be presented as part of an entity’s recurring operations unless they meet the specific criteria of APB Opinion No. 30 for classification as an extraordinary item. As a result, the Company has reclassified an extraordinary loss from the early extinguishment of certain long-term borrowings of $30 million, net of income taxes, previously reported in the third quarter of fiscal 2001 to income from operations. The pre-tax loss ($50 million) was recorded in Other expenses, and the related tax benefit ($20 million) was recorded in Provision for income taxes.

Pensions and Other Postretirement Benefits.    In December 2003, the FASB made certain revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures about employers’ pension and other postretirement plans while also retaining the disclosures originally required by SFAS No. 132. The new required disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. In addition, the revised statement requires certain disclosures during interim periods. The revised statement is generally effective for fiscal years ending after December 15, 2003. However, the Company has included the disclosures required by the revised statement in Note 15 to the consolidated financial statements.

Derivative Financial Instruments.    During the fourth quarter of fiscal 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Under the provisions of EITF Issue No. 02-3, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, profit recognition at the inception of an OTC derivative financial instrument is not permitted.

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method. The Company now records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with APB 25 (see “Equity-Based Compensation Program” herein and Notes 2 and 14 to the consolidated financial statements).

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market risk, credit risk, operational risk, legal risk and funding risk. Funding risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7. The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 13 to the consolidated financial statements.

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

The Management Committee, composed of the Company’s most senior officers, establishes the Company’s overall risk management policies and reviews its performance relative to these policies. The Management Committee has authorized the Securities Risk Committee to assist in monitoring and reviewing the risk management practices of the Company’s Institutional Securities business. The Securities Risk Committee has created subcommittees that report on specific risk management matters associated with the Institutional Securities business. In addition, the Company’s other business areas have established committees to manage and monitor specific risks. These committees and subcommittees review the risk monitoring and risk management policies and procedures relating to the Company’s market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, reputation, legal enforceability, and operational and technology risks. Representation on these committees by senior management of both the business units and the relevant independent control functions helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

The Market Risk, Credit, Controllers, Treasury, and Law Departments (collectively, the “Control Groups”), which are all independent of the Company’s business units, assist senior management and the risk committees in monitoring and controlling the Company’s risk profile. The Market Risk and Credit Departments have operational responsibility for measuring and monitoring aggregate market and credit risk, respectively, with respect to the Company’s institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the risk committees. In addition, the Internal Audit Department, which reports to senior management and the Company’s Audit Committee, periodically examines and evaluates the Company’s operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

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

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Control Groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. A variety of limits are designed to control price and liquidity risk. Market risk is monitored through various measures: statistically (using Value-at-Risk (“VaR”) and related analytical measures); by measures of position sensitivity; and through routine stress testing and scenario analysis conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to, and discussed with, senior management.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2003, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging through the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and that reflects the Company’s aggregate risk tolerance as established by the Company’s senior management.

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

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing VaR and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. The Market Risk Department also conducts scenario analysis, which estimates the Company’s revenue sensitivity to a series of specific predefined market and geopolitical events. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management, including the Management Committee and the Securities Risk Committee.

Value-at-Risk (VaR).    The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market factors (“market risk factors”); and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses approximately four years of historical data to characterize potential changes in market risk factors. The Company’s 99%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 1%, or once in every 100 trading days if the portfolio was held constant for one day.

The Company’s VaR model generally takes into account linear and non-linear exposures to price risk and linear exposures to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and associated implied volatilities. As a supplement to the use of historical simulation for major market risk factors, the Company’s VaR model uses Monte Carlo simulation to capture name-specific risk in equities and credit products (i.e., corporate bonds and credit derivatives).

The Company’s VaR models evolve over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. As part of regular process improvement, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors.

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

VaR for Fiscal 2003.    The table below presents the Company’s VaR for each of the Company’s primary market risk exposures and on an aggregate basis at November 30, 2003 and November 30, 2002, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR (e.g., certain credit default baskets), and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate VaR also incorporates (a) the funding liabilities related to trading positions and (b) public-company equity positions recorded as principal investments by the Company. Principal investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. As of November 30, 2003, the aggregate carrying value of such investments was approximately $460 million.

Since VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2003 and November 30, 2002:

	Trading and Non-trading		Trading
Table 1: 99% Aggregate VaR	99%/One-Day VaR at November 30,		99%/One-Day VaR at November 30,
Primary Market Risk Category	2003	2002	2003	2002
	(dollars in millions, pre-tax)
Interest rate and credit spread	$52	$41	$45	$45
Equity price	32	14	30	14
Foreign exchange rate	7	6	7	6
Commodity price	22	22	22	22

Subtotal	113	83	104	87
Less diversification benefit(1)	50	35	46	34

Aggregate VaR	$63	$48	$58	$53

(1)	Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

The Company’s Aggregate Trading and Non-trading VaR at November 30, 2003 increased from the prior year, driven predominantly by increases in interest rate and credit spread and equity price VaR. The increase in year-end interest rate and credit spread VaR was primarily related to increased exposure to credit sensitive products, including investment grade corporate debt and high-credit-quality asset-backed products. The increase in year-end equity price VaR was primarily related to increased diversified exposures to liquid securities in global equity markets. For a more representative summary of VaR over the course of the fiscal year, please refer to average VaR in Table 3 below.

The table below represents 95% VaR on a one-day time horizon, which may be used to facilitate comparisons with other global financial services firms that report VaR at a 95% confidence interval:

	Trading and Non-trading		Trading
Table 2: 95% Aggregate VaR	95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,
Primary Market Risk Category	2003	2002	2003	2002
	(dollars in millions, pre-tax)
Interest rate and credit spread	$30	$26	$29	$28
Equity price	22	10	21	10
Foreign exchange rate	5	4	5	4
Commodity price	15	15	15	15

Subtotal	72	55	70	57
Less diversification benefit	30	23	30	22

Aggregate VaR	$42	$32	$40	$35

In order to facilitate comparisons with other global financial services firms that report VaR with respect to a 10-business day holding period, the Company’s One-Day Aggregate Trading and Non-trading VaR for a two-week time horizon at November 30, 2003 was $134 million at a 95% confidence interval and $200 million at a 99% confidence interval.

The tables below present the high, low and average 99% and 95%/one-day Aggregate trading VaR over the course of fiscal 2003 for substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from this measure (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions):

Table 3: 99% High/Low/Average Trading VaR	Daily 99%/One-Day VaR for Fiscal 2003
Primary Market Risk Category	High	Low	Average
	(dollars in millions, pre-tax)
Interest rate and credit spread	$54	$33	$43
Equity price	50	14	25
Foreign exchange rate	32	3	11
Commodity price	42	21	27
Aggregate trading VaR	$73	$45	$55

Table 4: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for Fiscal 2003
Primary Market Risk Category	High	Low	Average
	(dollars in millions, pre-tax)
Interest rate and credit spread	$33	$20	$26
Equity price	35	10	18
Foreign exchange rate	20	2	7
Commodity price	27	13	18
Aggregate trading VaR	$50	$32	$38

As shown in Table 3 above, the Company’s average 99%/one-day Aggregate trading VaR for fiscal 2003 was $55 million. Around this average, the Company’s Aggregate trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate trading VaR for its trading activities and shows that for more than 90% of fiscal 2003 trading days, Aggregate trading VaR ranged between $49 million and $65 million. The days where Aggregate trading VaR exceeded $65 million occurred during the fourth quarter of fiscal 2003 and were primarily the result of a concentrated single-name equity exposure that was reduced prior to that quarter’s end.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with trading revenues. For a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during fiscal 2003 for the Company’s institutional trading businesses (including net interest and commissions and excluding primary revenue credited to the institutional trading businesses). There were no days during fiscal 2003 in which the Company incurred daily trading losses (even when excluding primary revenues) in its institutional trading business in excess of the 99%/one-day Aggregate trading VaR. Additionally, there were no trading days in fiscal 2003 where the largest one-day loss exceeded the low 99%/one-day Aggregate trading VaR (as reported in the High/Low/Average table).

Consumer Lending and Related Activities.

Interest Rate Risk and Management.    In its consumer lending activities, the Company is exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest earning assets, principally credit card and other consumer loans and net excess servicing fees received in connection with consumer loans sold through asset securitizations, as well as the interest sensitive liabilities that finance these assets, including asset-backed securitizations, long-term borrowings, deposits and Federal Funds.

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

Interest rate sensitive assets are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. A portion of the Company’s credit card receivables has a fixed interest rate, although the Company has the right, with notice to cardmembers, to subsequently reprice these receivables to a new interest rate. Therefore, the Company considers the receivables with a fixed interest rate to be interest rate sensitive. The Company measured the earnings sensitivity for these assets from the expected repricing date, which takes into consideration the required notice period and billing cycles. In addition, assets that have a market-based index, such as the prime rate, which will reset before the end of the 12-month period, or assets with rates that are fixed at fiscal year-end but which will mature, or otherwise contractually reset to a market-based indexed or other fixed rate prior to the end of the 12-month period, are rate sensitive. The latter category includes certain credit card loans that may be offered at below-market rates for an introductory period, such as for balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with the Company’s normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100-basis-point change in the underlying market-based indexed or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at fiscal year-end but which contractually will, or are assumed to, reset to a market-based indexed or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses.

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

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2003, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $55 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2002 was estimated to be approximately $10 million. The increase in the reduction in pre-tax income at November 30, 2003 was due to a higher level of variable rate financing, partially offset by a higher level of variable interest rate assets as compared with the prior-year period.

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

Credit Risk.

Institutional Securities Activities.    Credit risk is the risk of loss to the Company arising from possible borrower or counterparty default on a contractual financial commitment. Credit risk arising in connection with the Company’s Institutional Securities activities is managed by the Credit Department and various business lines, within parameters set by the Company’s senior management. Credit risk management takes place at transaction, obligor and portfolio levels. At the transaction level, the Company seeks to mitigate credit risk through management of key risk elements such as size, tenor, seniority and collateral. At the obligor level, the Company makes use of: credit syndication, assignment and sale; netting agreements and collateral arrangements; and derivatives and other financial instruments. In addition, the Credit Department periodically reviews the financial soundness of obligors of the Company. For portfolios of credit exposure, the Company, as appropriate, assesses credit risk concentrations and purchases portfolio credit hedges.

The Company has credit guidelines that limit current and potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties by type of business activity. The Credit Department administers these limits and monitors and reports credit exposure relative to limits.

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2003. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity
Credit Rating(2)	Less than 1	1-3	3-5	Over 5	Cross-Maturity Netting(3)	Net Exposure Pre-collateral	Net Exposure Post-collateral
	(dollars in millions)
AAA	$632	$2,077	$1,675	$5,425	$(2,566)	$7,243	$3,621
AA	6,153	3,509	2,729	7,903	(5,609)	14,685	8,745
A	3,953	2,563	2,221	4,092	(2,496)	10,333	5,702
BBB	2,347	1,616	1,194	2,374	(1,147)	6,384	4,433
Non-investment grade	1,125	521	298	597	(232)	2,309	1,366
Unrated(4)	950	353	46	54	(11)	1,392	82

Total	$15,160	$10,639	$8,163	$20,445	$(12,061)	$42,346	$23,949

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2003, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity
Product Type	Less than 1	1-3	3-5	Over 5	Cross-Maturity Netting(1)	Net Exposure Pre-collateral	Net Exposure Post-collateral
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$3,962	$7,382	$6,998	$19,823	$(11,080)	$27,085	$12,193
Foreign exchange forward contracts and options	5,554	442	101	12	(151)	5,958	5,384
Equity securities contracts (including equity swaps, warrants and options)	1,375	737	329	185	(161)	2,465	964
Commodity forwards, options and swaps	4,269	2,078	735	425	(669)	6,838	5,408

Total	$15,160	$10,639	$8,163	$20,445	$(12,061)	$42,346	$23,949

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity
Product Type	Less than 1	1-3	3-5	Over 5	Cross- Maturity Netting(1)	Total
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,096	$7,142	$5,607	$12,139	$(11,080)	$18,904
Foreign exchange forward contracts and options	5,226	381	85	16	(151)	5,557
Equity securities contracts (including equity swaps, warrants and options)	1,007	1,148	434	367	(161)	2,795
Commodity forwards, options and swaps	4,231	1,628	532	173	(669)	5,895

Total	$15,560	$10,299	$6,658	$12,695	$(12,061)	$33,151

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

Each category of OTC derivative products in the above table includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the Company’s consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Critical Accounting Policies” in Part II, Item 7 and Note 2 to the consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

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

Consumer Lending Activities.    With respect to its consumer lending activities, potential credit card holders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company’s credit scoring systems include both industry and customized models using the Company’s criteria and historical data. Each cardmember’s credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember’s credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Business Services merchants and conducts annual reviews of merchants, with the greatest scrutiny given to merchants with substantial sales volume.

Operational Risk.

Operational risk refers generally to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company’s operating systems, inadequacies or breaches in the Company’s control processes and business interruptions. The Company performs the functions required to operate its different businesses either by itself or through agreements with third parties. The Company relies on the ability of its employees, its internal systems and systems at technology centers operated by third parties to process high numbers of transactions. These transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of the Company’s or third-party’s systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

The Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company’s securities businesses have procedures that require: that all transactions are accurately recorded and properly reflected in the Company’s books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures; and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. With respect to its investment management activities, the Company manages operational risk related to its various data processing systems through, among other things, internal controls such as reconciliations and various backup procedures. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls that provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled. The Company also uses periodic self-assessments and Internal Audit reviews as a further check on operational risk.

Disaster recovery plans are in place for critical facilities and resources on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; data and applications recovery; work area recovery; and other elements addressing management, analysis and training. The Company has also established policies, procedures and technologies to protect its computer and other assets from unauthorized access. Through organizations promoting information security, such as the Financial Services Information Sharing Analysis Center and various other resources focused on information security, the Company continues to enhance its ability to detect and defend against cyber threats.

The Company also utilizes the services of various external vendors who provide services in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, service and quality reviews, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future.

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business—Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Law Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The current legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of fiscal years ended November 30, 2003 and 2002, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three fiscal years in the period ended November 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of Morgan Stanley and subsidiaries at fiscal years ended November 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003.

New York, New York

February 23, 2004

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2003	November 30, 2002
Assets
Cash and cash equivalents	$29,692	$29,212
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $18,957 in 2003 and $27,721 in 2002)	28,526	38,411
Financial instruments owned (approximately $73 billion and $71 billion were pledged to various parties in 2003 and 2002, respectively):
U.S. government and agency securities	24,133	32,474
Other sovereign government obligations	21,592	27,694
Corporate and other debt	80,594	55,254
Corporate equities	29,984	21,996
Derivative contracts	44,652	35,615
Physical commodities	671	355
Securities purchased under agreements to resell	78,205	76,910
Securities received as collateral	27,278	12,200
Securities borrowed	153,813	130,404

Receivables:
Consumer loans (net of allowances of $1,002 in 2003 and $928 in 2002)	19,382	23,014
Customers, net	37,321	22,262
Brokers, dealers and clearing organizations	5,563	2,250
Fees, interest and other	4,349	4,892
Office facilities, at cost (less accumulated depreciation of $2,506 in 2003 and $2,206 in 2002)	2,433	2,270
Aircraft under operating leases (less accumulated depreciation of $1,041 in 2003 and $769 in 2002)	4,407	4,849
Goodwill	1,514	1,449
Other assets	8,734	7,988

Total assets	$602,843	$529,499

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2003	November 30, 2002
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$28,386	$50,789
Deposits	12,839	13,757
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,072	13,235
Other sovereign government obligations	17,505	11,679
Corporate and other debt	10,141	12,240
Corporate equities	25,615	18,320
Derivative contracts	36,242	28,985
Physical commodities	4,873	1,833
Securities sold under agreements to repurchase	147,618	136,463
Obligation to return securities received as collateral	27,278	12,200
Securities loaned	64,375	43,229

Payables:
Customers	96,794	88,229
Brokers, dealers and clearing organizations	5,706	4,610
Interest and dividends	2,138	3,363
Other liabilities and accrued expenses	12,918	12,245
Long-term borrowings	65,600	55,161

	575,100	506,338

Capital Units	66	66

Preferred securities subject to mandatory redemption	2,810	1,210

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; Shares authorized: 3,500,000,000 in 2003 and 2002; Shares issued: 1,211,699,552 in 2003 and 1,211,685,904 in 2002; Shares outstanding: 1,084,696,446 in 2003 and 1,081,417,377 in 2002	12	12
Paid-in capital	4,028	3,678
Retained earnings	28,038	25,250
Employee stock trust	3,008	3,003
Accumulated other comprehensive income (loss)	(156)	(251)

Subtotal	34,930	31,692
Note receivable related to ESOP	(4)	(13)
Common stock held in treasury, at cost, $0.01 par value; 127,003,106 shares in 2003 and 130,268,527 shares in 2002	(6,766)	(7,176)
Common stock issued to employee trust	(2,420)	(2,618)
Unearned stock-based compensation	(873)	—

Total shareholders’ equity	24,867	21,885

Total liabilities and shareholders’ equity	$602,843	$529,499

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2003	2002	2001
Revenues:
Investment banking	$2,440	$2,478	$3,413
Principal transactions:
Trading	6,138	2,730	5,503
Investments	86	(31)	(316)
Commissions	2,970	3,278	3,159
Fees:
Asset management, distribution and administration	3,706	3,932	4,205
Merchant and cardmember	1,379	1,420	1,349
Servicing	2,015	2,080	1,888
Interest and dividends	15,744	15,879	24,132
Other	455	660	553

Total revenues	34,933	32,426	43,886
Interest expense	12,809	11,970	20,729
Provision for consumer loan losses	1,267	1,336	1,052

Net revenues	20,857	19,120	22,105

Non-interest expenses:
Compensation and benefits	8,545	7,940	9,376
Occupancy and equipment	794	825	881
Brokerage, clearing and exchange fees	838	779	712
Information processing and communications	1,288	1,375	1,455
Marketing and business development	967	1,105	1,249
Professional services	1,135	1,094	1,299
Other	1,523	1,047	1,449
Restructuring and other charges	—	235	—

Total non-interest expenses	15,090	14,400	16,421

Income before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	5,767	4,720	5,684
Losses from unconsolidated investees	279	77	30
Provision for income taxes	1,547	1,568	2,024
Dividends on preferred securities subject to mandatory redemption	154	87	50

Income before cumulative effect of accounting change	3,787	2,988	3,580
Cumulative effect of accounting change	—	—	(59)

Net income	$3,787	$2,988	$3,521

Preferred stock dividend requirements	$—	$—	$32

Earnings applicable to common shares	$3,787	$2,988	$3,489

Earnings per common share:
Basic before cumulative effect of accounting change	$3.52	$2.76	$3.26
Cumulative effect of accounting change	—	—	(0.05)

Basic	$3.52	$2.76	$3.21

Diluted before cumulative effect of accounting change	$3.45	$2.69	$3.16
Cumulative effect of accounting change	—	—	(0.05)

Diluted	$3.45	$2.69	$3.11

Average common shares outstanding:
Basic	1,076,754,740	1,083,270,783	1,086,121,508

Diluted	1,099,117,972	1,109,637,953	1,121,764,086

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2003	2002	2001
Net income	$3,787	$2,988	$3,521
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	78	30	(59)
Cumulative effect of accounting change	—	—	(13)
Net change in cash flow hedges	26	—	(99)
Minimum pension liability adjustment	(9)	(19)	—

Comprehensive income	$3,882	$2,999	$3,350

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,787	$2,988	$3,521
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Non-cash charges (credits) included in net income:
Cumulative effect of accounting change	—	—	59
Aircraft-related charges	323	74	87
Gain on sale of building and sale of self-directed online brokerage accounts	—	(125)	—
Deferred income taxes	205	55	(427)
Compensation payable in common stock and options	309	400	653
Depreciation and amortization	637	787	729
Provision for consumer loan losses	1,267	1,336	1,052
Restructuring and other charges	—	235	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	9,885	7,915	2,311
Financial instruments owned, net of financial instruments sold, not yet purchased	(4,256)	(15,380)	(16,288)
Securities borrowed, net of securities loaned	(2,263)	(3,193)	(13,962)
Receivables and other assets	(16,347)	5,321	(3,603)
Payables and other liabilities	8,808	(5,426)	693

Net cash provided by (used for) operating activities	2,355	(5,013)	(25,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(603)	(1,124)	(1,998)
Purchase of Quilter Holdings Limited, net of cash acquired	—	—	(183)
Net principal disbursed on consumer loans	(8,498)	(11,447)	(7,479)
Sale of self-directed online brokerage accounts	—	98	—
Sales of consumer loans	10,864	6,777	9,148
Sale of office building	—	—	709

Net cash provided by (used for) investing activities	1,763	(5,696)	197

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(22,403)	17,947	5,088
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	10,360	(8,524)	21,839
Deposits	(918)	1,481	346
Net proceeds from:
Issuance of common stock	222	179	197
Issuance of put options	—	6	5
Issuance of long-term borrowings	21,486	11,043	18,498
Issuance of Preferred securities subject to mandatory redemption	2,000	—	810
Payments for:
Repayments of long-term borrowings	(12,641)	(6,472)	(11,201)
Redemption of Preferred securities subject to mandatory redemption	(400)	—	—
Redemption of cumulative preferred stock	—	(345)	(200)
Redemption of Capital Units	—	—	(4)
Repurchases of common stock	(350)	(990)	(1,583)
Cash dividends	(994)	(1,000)	(1,040)

Net cash (used for) provided by financing activities	(3,638)	13,325	32,755

Net increase in cash and cash equivalents	480	2,616	7,777
Cash and cash equivalents, at beginning of period	29,212	26,596	18,819

Cash and cash equivalents, at end of period	$29,692	$29,212	$26,596

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Unearned Stock-Based Compensation	Total
BALANCE AT NOVEMBER 30, 2000	$545	$12	$3,377	$20,802	$3,042	$(91)	$(44)	$(6,024)	$(2,348)	$—	$19,271
Net income	—	—	—	3,521	—	—	—	—	—	—	3,521
Dividends	—	—	—	(1,053)	—	—	—	—	—	—	(1,053)
Redemption of 7- 3/4% Cumulative Preferred Stock	(200)	—	—	—	—	—	—	—	—	—	(200)
Issuance of common stock	—	—	(926)	—	—	—	—	1,123	—	—	197
Issuance of put options	—	—	5	—	—	—	—	—	—	—	5
Exercise of put options	—	—	(12)	—	—	—	—	12	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(1,583)	—	—	(1,583)
Compensation payable in common stock	—	—	666	—	44	—	13	96	(166)	—	653
Tax benefits associated with stock-based awards	—	—	460	—	—	—	—	—	—	—	460
Employee tax withholdings and other	—	—	175	—	—	—	—	(559)	—	—	(384)
Cumulative effect of accounting change and net change in cash flow hedges	—	—	—	—	—	(112)	—	—	—	—	(112)
Translation adjustments	—	—	—	—	—	(59)	—	—	—	—	(59)

BALANCE AT NOVEMBER 30, 2001	345	12	3,745	23,270	3,086	(262)	(31)	(6,935)	(2,514)	—	20,716
Net income	—	—	—	2,988	—	—	—	—	—	—	2,988
Dividends	—	—	—	(1,008)	—	—	—	—	—	—	(1,008)
Redemption of Cumulative Preferred Stock	(345)	—	—	—	—	—	—	—	—	—	(345)
Issuance of common stock	—	—	(868)	—	—	—	—	1,047	—	—	179
Issuance of put options	—	—	6	—	—	—	—	—	—	—	6
Exercise of put options	—	—	(5)	—	—	—	—	5	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(990)	—	—	(990)
Compensation payable in common stock	—	—	486	—	(83)	—	18	83	(104)	—	400
Tax benefits associated with stock-based awards	—	—	282	—	—	—	—	—	—	—	282
Employee tax withholdings and other	—	—	32	—	—	—	—	(386)	—	—	(354)
Minimum pension liability adjustment	—	—	—	—	—	(19)	—	—	—	—	(19)
Translation adjustments	—	—	—	—	—	30	—	—	—	—	30

BALANCE AT NOVEMBER 30, 2002	—	12	3,678	25,250	3,003	(251)	(13)	(7,176)	(2,618)	—	21,885
Net income	—	—	—	3,787	—	—	—	—	—	—	3,787
Dividends	—	—	—	(999)	—	—	—	—	—	—	(999)
Issuance of common stock	—	—	(977)	—	—	—	—	1,199	—	—	222
Repurchases of common stock	—	—	—	—	—	—	—	(350)	—	—	(350)
Compensation payable in common stock and options	—	—	923	—	5	—	16	40	198	(873)	309
Tax benefits associated with stock-based awards	—	—	333	—	—	—	—	—	—	—	333
Employee tax withholdings and other	—	—	71	—	—	—	(7)	(479)	—	—	(415)
Net change in cash flow hedges	—	—	—	—	—	26	—	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	—	(9)	—	—	—	—	(9)
Translation adjustments	—	—	—	—	—	78	—	—	—	—	78

BALANCE AT NOVEMBER 30, 2003	$—	$12	$4,028	$28,038	$3,008	$(156)	$(4)	$(6,766)	$(2,420)	$(873)	$24,867

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

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2003 (“fiscal 2003”), November 30, 2002 (“fiscal 2002”) and November 30, 2001 (“fiscal 2001”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), for variable interests obtained after January 31, 2003, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 19). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited (“MSIL”), Morgan Stanley Japan Limited (“MSJL”), Morgan Stanley DW Inc. (“MSDWI”), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc.

Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation. All material intercompany balances and transactions have been eliminated.

2.    Summary of Significant Accounting Policies.

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company modified its classification within the consolidated statement of cash flows of the activity associated with certain derivative financial instruments. The activity related to derivative financial instruments entered into or modified after June 30, 2003 and that have been determined to contain a financing element at inception where the Company is deemed the borrower is now included within “Cash flows from financing activities.” Prior to July 1, 2003, the activity associated with such derivative financial instruments is included within “Cash flows from operating activities.”

In connection with the fiscal 2001 purchase of Quilter Holdings Limited (“Quilter”), the Company issued approximately $37 million of notes payable, including approximately $13 million of notes that are convertible into common shares of the Company.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is recorded to income as earned.

Interest is accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account becomes 180 days past due, except in the case of bankruptcies, deceased cardmembers and fraudulent transactions, where loans are charged off earlier. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses.

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

The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency than products that are thinly traded or not quoted that generally have reduced to no price transparency.

A substantial percentage of the fair value of the Company’s Financial instruments owned and Financial instruments sold, not yet purchased is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These analyses involve some degree of judgment.

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily from pricing models, which may require multiple market input parameters. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. The term “model” typically refers to a mathematical calculation methodology based on accepted financial theories. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as observable market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Financial Instruments Used for Asset and Liability Management.    The Company enters into various derivative financial instruments for non-trading purposes. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the consolidated statements of financial condition and include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain liabilities. The Company also utilizes

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges and cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) in shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company estimates that approximately $38 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2003 will be reclassified into earnings within the next 12 months. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company’s consolidated statements of income was not material for all periods presented.

The Company also utilizes foreign exchange forward contracts to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within Accumulated other comprehensive income in shareholders’ equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in Financial instruments owned or Financial instruments sold, not yet purchased. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on December 1, 2002, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the aircraft may not be recoverable (see Note 18).

Revenue from aircraft under operating leases is recognized on a straight-line basis over the lease term. Certain lease contracts may require the lessee to make separate payments for flight hours and passenger miles flown. In such instances, the Company recognizes these other revenues as they are earned in accordance with the terms of the applicable lease contract.

Investment Banking.    Underwriting revenues and fees for mergers, acquisitions and advisory assignments are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred to match revenue recognition. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

Income Taxes.    Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using currently enacted tax rates.

Earnings per Share.    The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” “Basic EPS” is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. “Diluted EPS” reflects the assumed conversion of all dilutive securities (see Note 10).

Cardmember Rewards.    Cardmember rewards include various reward programs, including the Cashback Bonus® award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” the Company records its Cashback Bonus award program as a reduction of Merchant and cardmember fees.

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method. The Company now records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill.    Effective December 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 does not permit the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Prior to the Company’s adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods from five to 40 years but generally not exceeding 25 years.

Investments in Unconsolidated Investees.    The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes.

Deferred Compensation Arrangements.    In accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trusts should be classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 14) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Consistent with EITF Issue No. 97-14, changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. The amount recorded in Employee stock trust is only higher than the amount in Common stock issued to employee trust at fiscal year-end because the transfer of the shares to the rabbi trusts occurs subsequent to fiscal year-end.

Software Costs.    In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, credit card loans and other types of financial assets (see Notes 4 and 5). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 5), cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

3.    Goodwill.

The Company adopted the provisions of SFAS No. 142 and therefore discontinued the amortization of goodwill effective December 1, 2001. During fiscal 2003 and fiscal 2002, the Company completed the annual goodwill impairment test (as of December 1 in each year) that is required by SFAS No. 142. The Company’s testing did not indicate any goodwill impairment and therefore did not have an effect on the Company’s consolidated financial condition or results of operations.

The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions, except per share amounts)
Net income
Income before cumulative effect of accounting change	$3,787	$2,988	$3,580
Add: Goodwill amortization, net of tax	—	—	81

	3,787	2,988	3,661
Cumulative effect of accounting change	—	—	(59)

Adjusted	$3,787	$2,988	$3,602

Basic earnings per common share
Basic before cumulative effect of accounting change	$3.52	$2.76	$3.26
Add: Goodwill amortization, net of tax	—	—	0.07

	3.52	2.76	3.33
Cumulative effect of accounting change	—	—	(0.05)

Adjusted	$3.52	$2.76	$3.28

Diluted earnings per common share
Diluted before cumulative effect of accounting change	$3.45	$2.69	$3.16
Add: Goodwill amortization, net of tax	—	—	0.07

	3.45	2.69	3.23
Cumulative effect of accounting change	—	—	(0.05)

Adjusted	$3.45	$2.69	$3.18

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill for fiscal 2003 and fiscal 2002 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2001	$4	$467	$967	$1,438
Translation adjustments	—	11	—	11

Balance as of November 30, 2002	4	478	967	1,449
Translation adjustments	—	61	—	61
Other	4	—	—	4

Balance as of November 30, 2003	$8	$539	$967	$1,514

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

	At Nov. 30, 2003	At Nov. 30, 2002
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$5,717	$9,144
Other sovereign government obligations	164	83
Corporate and other debt	12,089	9,026
Corporate equities	3,477	1,849

Total	$21,447	$20,102

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At November 30, 2003 and November 30, 2002, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $511 billion and $376 billion, respectively, and the fair value of the portion that has been sold or repledged was $462 billion and $344 billion, respectively.

The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, adherence to the Company’s collateral policies significantly limit the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $2.4 billion at November 30, 2003, the majority of which were related to U.S. agency collateralized mortgage obligation, commercial mortgage loan and residential mortgage loan securitization transactions. Net gains at the time of securitization were approximately $160 million in fiscal 2003. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during fiscal 2003 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation, commercial mortgage loan and residential mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2003 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans	Residential Mortgage Loans
Retained interests (carrying amount/fair value)	$1,149		$537	$432
Weighted average life (in months)	74		68	19
Credit losses (rate per annum)	—		0.38-11.35%	0.20-23.45%
Impact on fair value of 10% adverse change	—		$(1)	$(30)
Impact on fair value of 20% adverse change	—		$(2)	$(56)
Weighted average discount rate (rate per annum)	7.35%		5.02%	21.18%
Impact on fair value of 10% adverse change	$(33)		$(3)	$(11)
Impact on fair value of 20% adverse change	$(64)		$(6)	$(21)
Prepayment speed assumption	183-517	PSA	—	357-1200	PSA
Impact on fair value of 10% adverse change	$(15)		—	$(20)
Impact on fair value of 20% adverse change	$(28)		—	$(20)

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

In connection with its Institutional Securities business, during fiscal 2003 and fiscal 2002 the Company received proceeds from new securitization transactions of $70 billion and $43 billion, respectively, and cash flows from retained interests in securitization transactions of $4.3 billion and $0.9 billion, respectively.

5.    Consumer Loans.

Consumer loans were as follows:

	At Nov. 30, 2003	At Nov. 30, 2002
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$20,384	$23,942
Less:
Allowance for consumer loan losses	1,002	928

Consumer loans, net	$19,382	$23,014

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Balance at beginning of period	$928	$847	$783
Additions:
Provision for consumer loan losses	1,267	1,336	1,052
Deductions:
Charge-offs	1,304	1,355	1,086
Recoveries	(111)	(100)	(98)

Net charge-offs	1,193	1,255	988

Balance at end of period	$1,002	$928	$847

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $269 million, $229 million and $172 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Cardmember fees accrued on general purpose credit card loans subsequently charged off, recorded as a reduction to merchant and cardmember fee revenue, was $176 million, $165 million and $142 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

At November 30, 2003, the Company had commitments to extend credit for consumer loans of approximately $263 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At November 30, 2003 and November 30, 2002, $4,170 million and $5,421 million, respectively, of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company’s actual consumer loan repayments.

The Company received net proceeds from consumer loan sales of $10,864 million, $6,777 million and $9,148 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The Company’s domestic consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. The cash collateral accounts are recorded in Other assets. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. On December 4, 2002, the Federal Deposit Insurance Corporation (the “FDIC”), in conjunction with other bank regulatory agencies, issued guidance, Interagency Advisory on the Accounting Treatment of Accrued Interest Receivable Related to Credit Card Securitizations, for the purpose of clarifying the treatment of accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables as a subordinated retained interest for accounting purposes. At November 30, 2003, the accrued interest receivable was $0.6 billion and is recorded in Other assets. Including this accrued interest receivable amount, at November 30, 2003 the Company had $9.3 billion of retained interests, including $6.2 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During fiscal 2003, the Company completed credit card asset securitizations of $5.7 billion and recognized net securitization gains of $30 million as servicing fees in the Company’s consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $29.4 billion and $29.0 billion at November 30, 2003 and November 30, 2002, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2003 were as follows:

Weighted average life (in months)	5.6-7.1
Payment rate (rate per month)	14.89-18.00%
Credit losses (rate per annum)	3.86-6.90%
Discount rate (rate per annum)	14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At Nov. 30, 2003
Residual Interests (carrying amount/fair value)	$257
Weighted average life (in months)	5.8
Weighted average payment rate (rate per month)	17.98%
Impact on fair value of 10% adverse change	$(17)
Impact on fair value of 20% adverse change	$(32)
Weighted average credit losses (rate per annum)	6.88%
Impact on fair value of 10% adverse change	$(77)
Impact on fair value of 20% adverse change	$(152)
Weighted average discount rate (rate per annum)	14.00%
Impact on fair value of 10% adverse change	$(3)
Impact on fair value of 20% adverse change	$(5)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Proceeds from new credit card asset securitizations	$5.7	$3.6	$7.3
Proceeds from collections reinvested in previous credit card asset securitizations	$60.3	$53.3	$50.7
Contractual servicing fees received	$0.6	$0.6	$0.6
Cash flows received from retained interests	$1.7	$1.9	$1.6

The table below presents quantitative information about delinquencies, net credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At Nov. 30, 2003		Fiscal 2003
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$48.3	$2.9	$50.9	$3.4
Less: Securitized general purpose credit card loans	29.4

Owned general purpose credit card loans	$18.9

6.    Deposits.

Deposits were as follows:

	At Nov. 30, 2003	At Nov. 30, 2002
	(dollars in millions)
Demand, passbook and money market accounts	$1,264	$1,441
Consumer certificate accounts	1,192	1,428
$100,000 minimum certificate accounts	10,383	10,888

Total	$12,839	$13,757

The weighted average interest rates of interest bearing deposits outstanding during fiscal 2003 and fiscal 2002 were 4.9% and 5.5%, respectively.

At November 30, 2003, certificate accounts maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2004	$4,373
2005	3,428
2006	1,969
2007	1,095
2008	239

7.    Short-Term Borrowings.

At November 30, 2003 and November 30, 2002, commercial paper of $20,608 million and $35,596 million, respectively, with weighted average interest rates of 1.2% and 1.7%, respectively, was outstanding. During fiscal 2003 and fiscal 2002, the average amount of commercial paper outstanding was approximately $28,246 million and $30,300 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2003 and November 30, 2002, other short-term borrowings of $7,778 million and $15,193 million, respectively, were outstanding. These borrowings included bank loans, Federal Funds and bank notes. During fiscal 2003 and fiscal 2002, the average amount of other short-term borrowings outstanding was approximately $11,127 million and $10,600 million, respectively.

The Company, through one of its subsidiaries, maintains several committed credit facilities to support the collateralized commercial mortgage whole loan business. The financial institutions provided an aggregate of $4.5 billion in financing at November 30, 2003.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with MSJL as borrower and the Company as guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2003, the Company had a $10.6 billion surplus shareholders’ equity as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables MS&Co., one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At November 30, 2003, MS&Co. had a $2.5 billion surplus consolidated stockholder’s equity and a $1.6 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables MSIL, the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2003, MSIL had a $1.2 billion surplus Shareholder’s Equity and a $1.9 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time. The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2003, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	2003 Total(3)	2002 Total(3)
	(dollars in millions)
Due in fiscal 2003	$—	$—	$—	$—	$—	$—	$—	$12,386
Due in fiscal 2004	2,843	4,526	874	681	1,388	262	10,574	11,758
Due in fiscal 2005	3,220	4,998	558	2,651	327	138	11,892	6,417
Due in fiscal 2006	4,118	2,484	131	2,896	88	193	9,910	7,127
Due in fiscal 2007	4,214	350	21	70	629	167	5,451	5,026
Due in fiscal 2008	1,595	749	59	710	797	275	4,185	378
Thereafter	15,388	126	1,101	5,956	90	927	23,588	12,069

Total	$31,378	$13,233	$2,744	$12,964	$3,319	$1,962	$65,600	$55,161

Weighted average coupon at fiscal year-end	6.4%	1.3%	n/a	4.4%	2.4%	n/a	4.6%	4.9%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based on euro floating rates.
(3)	Amounts include an increase of approximately $1,442 million at November 30, 2003 and $1,564 million at November 30, 2002 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

Medium-Term Notes.    Included in the table above are medium-term notes of $18,319 million and $17,592 million at November 30, 2003 and November 30, 2002, respectively. The weighted average interest rate on all medium-term notes was 2.1% in fiscal 2003 and 2.6% in fiscal 2002. Maturities of these notes range from fiscal 2004 through fiscal 2029.

Structured Borrowings.    U.S. dollar index/equity linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks or a specific equity security. To minimize the exposure resulting from movements in the underlying equity position or index, the Company has entered into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities. The Company accounts for its structured borrowings as having an embedded derivative. The equity swaps and purchased options are derivatives and are accounted for at fair value in accordance with SFAS No. 133. The changes in the fair value of the embedded derivatives in the Company’s structured borrowings are included in interest expense.

Other Borrowings.    Included in the Company’s long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $586 million and $663 million at November 30, 2003 and November 30, 2002, respectively. In both periods, the weighted average interest rate on these subordinated notes was 7.3%. Maturities of the subordinated notes range from fiscal 2004 to fiscal 2016.

Certain of the Company’s long-term borrowings are redeemable prior to maturity at the option of the holder. These notes contain certain provisions which effectively enable noteholders to put the notes back to the Company and, therefore, are scheduled in the foregoing table to mature in fiscal 2004 through fiscal 2009. The stated maturities of these notes, which aggregate $4,527 million, are from fiscal 2004 to fiscal 2032.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2003, MS&Co., a U.S. broker-dealer subsidiary of the Company, had outstanding $243 million of 8.51% fixed rate subordinated Series B notes, $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2005 to fiscal 2016. The terms of such notes contain restrictive covenants that require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined.

Asset and Liability Management.    In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. The Company uses interest rate swaps to more closely match the duration of these borrowings to the duration of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Weighted average coupon of long-term borrowings at fiscal year-end(1)	4.6%	4.9%	4.9%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	2.4%	2.9%	3.0%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Cash paid for interest for the Company’s borrowings and deposits approximated the related interest expense in fiscal 2003, fiscal 2002 and fiscal 2001.

9.    Commitments and Contingencies.

Office Facilities.    The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2003, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Fiscal Year	(dollars in millions)
2004	$490
2005	487
2006	439
2007	372
2008	312
Thereafter	2,502

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $415 million, $438 million and $423 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company purchased an office facility in Westchester County, New York and incurred costs of approximately $55 million, including the purchase price. During fiscal 2003, the Company incurred additional costs of approximately $120 million. The Company expects to incur additional project costs of approximately $135 million in fiscal 2004. The Company intends to complete the project and occupy the building in fiscal 2004.

Letters of Credit.    At November 30, 2003 and November 30, 2002, the Company had approximately $7.7 billion and $3.6 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

Aircraft.    At November 30, 2003, the Company had contracted to receive the following minimum rentals under non-cancelable operating leases in connection with its aircraft financing activities:

Fiscal Year	(dollars in millions)
2004	$406
2005	310
2006	214
2007	156
2008	115
Thereafter	684

Securities Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At November 30, 2003 and November 30, 2002, the aggregate value of investment grade loans and positions was $1.0 billion and $1.3 billion, respectively, and the aggregate value of non-investment grade loans and positions was $0.7 billion and $1.2 billion, respectively. At November 30, 2003 and November 30, 2002, the Company’s aggregate investment grade lending commitments were $14.2 billion and $13.8 billion, respectively, and its aggregate non-investment grade lending commitments were $1.9 billion and $1.3 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges with a notional amount of $5.5 billion at November 30, 2003 and $4.4 billion at November 30, 2002.

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

The Company has commitments to fund other less liquid investments, including at November 30, 2003, $467 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At November 30, 2003, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $30 billion, respectively.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many firms, including the Company. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress.

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

On November 17, 2003, MSDWI consented, without admitting or denying the findings, to the entry of an order (the “Order”) by the Securities and Exchange Commission (the “SEC”) that resolved the SEC’s and the National Association of Securities Dealers, Inc.’s (the “NASD”) investigations into certain practices relating to MSDWI’s offer and sale of certain mutual funds from January 1, 2000 to the date of the Order. Pursuant to the Order, MSDWI will: (a) distribute for the benefit of certain customers who purchased shares of mutual funds through MSDWI pursuant to the marketing arrangements between MSDWI and certain mutual fund complexes the amount of $50 million; (b) place on its website disclosures relating to certain marketing programs pursuant to which it offered and sold certain mutual funds; (c) prepare a Mutual Fund Bill of Rights that discloses, among other things, the differences in fees and expenses associated with the purchase of different classes of proprietary mutual fund shares; (d) prepare a plan by which certain customers’ proprietary Class B shares can be converted to Class A shares; (e) retain an independent consultant to review, among other things, the adequacy of MSDWI’s disclosures with respect to such marketing programs and other matters in connection with MSDWI’s offer and sale of shares of mutual funds and compliance with the Order; and (f) adopt the recommendations of the independent consultant. The number of purchase transactions of Class B shares that will be eligible to convert shares is approximately 8,000. The ultimate financial impact on MSDWI of these conversions will depend on many variables, including the number of eligible purchasers who elect to convert to Class A shares (which involve different fees) and the terms of the conversion (which shall not be unacceptable to the independent consultant).

On April 28, 2003, the Company, along with nine other financial services firms operating in the U.S., reached a final settlement with the SEC, the New York State Attorney General’s Office, the New York Stock Exchange, Inc. (the “NYSE”), the NASD and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations relating to alleged research conflicts of interest. Without admitting or denying allegations with respect to violations of certain rules of the NYSE and NASD relating to investment research activities (there were no allegations of fraud or federal securities law violations made against the Company), the Company entered into consents and other documentation pursuant to which the Company agreed, among other things, to (1) pay $25 million as a penalty, (2) pay $25 million as disgorgement of commissions and other monies, (3) provide $75 million over five years to make available independent third-party research to clients, (4) adopt internal practices and procedures that will further enhance steps it has taken to ensure research analyst integrity and promote investor confidence and (5) be permanently restrained and enjoined from violating certain rules of the NYSE and NASD relating to investment research activities. In connection with the final settlement, the Company also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to certain corporate executives and directors. The settlement has been approved by the SEC, the NYSE, the NASD, the U.S. District Court for the Southern District of New York (the “SDNY”) and almost all states and was entered as a court-ordered injunction in the SDNY on October 31, 2003.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings per Share.

Earnings per share were calculated as follows (in millions, except for per share data):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Basic EPS
Income before cumulative effect of accounting change	$3,787	$2,988	$3,580
Cumulative effect of accounting change	—	—	(59)
Preferred stock dividend requirements	—	—	(32)

Net income applicable to common shareholders	$3,787	$2,988	$3,489

Weighted average common shares outstanding	1,077	1,083	1,086

Basic EPS before cumulative effect of accounting change	$3.52	$2.76	$3.26
Cumulative effect of accounting change	—	—	(0.05)

Basic EPS	$3.52	$2.76	$3.21

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Diluted EPS
Net income applicable to common shareholders	$3,787	$2,988	$3,489

Weighted average common shares outstanding	1,077	1,083	1,086
Effect of dilutive securities:
Stock options	21	26	35
Convertible debt	1	1	1

Weighted average common shares outstanding and common stock equivalents	1,099	1,110	1,122

Diluted EPS before cumulative effect of accounting change	$3.45	$2.69	$3.16
Cumulative effect of accounting change	—	—	(0.05)

Diluted EPS	$3.45	$2.69	$3.11

At November 30, 2003 and November 30, 2002, there were approximately 60 million and 65 million stock options outstanding, respectively, that were considered antidilutive and therefore excluded from the computation of diluted EPS.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Management Committee, composed of the Company’s most senior officers, establishes the Company’s overall risk management policies and reviews its performance relative to these policies. The Management Committee has authorized the Securities Risk Committee to assist in monitoring and reviewing risk management practices of the Company’s Institutional Securities business. The Securities Risk Committee has created subcommittees that report on specific risk management matters associated with the Institutional Securities business. In addition, the Company’s other business areas have established committees to manage and monitor specific risks. These committees and subcommittees review the risk monitoring and risk management policies and procedures relating to the Company’s market and credit risk profile, sales practices, reputation, legal enforceability, and operational and technology risks. Representation on these committees by senior management of both the business units and the relevant independent control functions helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

The Market Risk, Credit, Controllers, Treasury, and Law Departments, which are all independent of the Company’s business units, assist senior management and the risk committees in monitoring and controlling the Company’s risk profile. The Market Risk and Credit Departments have operational responsibility for measuring and monitoring aggregate market risk and credit risk, respectively, with respect to the Company’s institutional trading activities and are responsible for risk policy development, risk analysis and risk reporting to senior management and the risk committees. In addition, the Internal Audit Department, which reports to senior management and the Company’s Audit Committee, periodically examines and evaluates the Company’s operations and control environment. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

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

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. The Market Risk Department also conducts scenario analysis, which estimates the Company’s revenue sensitivity to a series of specific predefined market and geopolitical events. Reports summarizing material risk exposures are produced by the Market Risk Department and are disseminated to senior management, including the Management Committee and the Securities Risk Committee.

Credit Risk.    Credit risk is the risk of loss to the Company arising from possible borrower or counterparty default on a contractual financial commitment. Credit risk arising in connection with the Company’s Institutional Securities activities is managed by the Credit Department and various business lines, within parameters set by the Company’s senior management. Credit risk management takes place at transaction, obligor and portfolio levels. At the transaction level, the Company seeks to mitigate credit risk through management of key risk elements such as size, tenor, seniority and collateral. At the obligor level, the Company makes use of: credit syndication, assignment and sale; netting agreements and collateral arrangements; and derivatives and other financial instruments. In addition, the Credit Department periodically reviews the financial soundness of obligors of the Company. For portfolios of credit exposure, the Company, as appropriate, assesses credit risk concentrations and purchases portfolio credit hedges.

The Company has credit guidelines that limit current and potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties by type of business activity. The Credit Department administers these limits and monitors and reports credit exposure relative to limits.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, Italy, France and Germany), which, in the aggregate, represented approximately 8% of the Company’s total assets at November 30, 2003. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 23% of the Company’s total assets at November 30, 2003, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Contracts.    The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives used by the Company for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2003 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at November 30, 2003 and November 30, 2002 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2003		At November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$27,280	$18,950	$25,456	$18,225
Foreign exchange forward contracts and options	5,964	5,561	2,308	2,508
Equity securities contracts (including equity swaps, warrants and options)	4,503	5,781	3,933	4,472
Commodity forwards, options and swaps	6,905	5,950	3,918	3,780

Total	$44,652	$36,242	$35,615	$28,985

12.    Capital Units and Preferred Securities Subject to Mandatory Redemption.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at November 30, 2003 and November 30, 2002, respectively.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debentures issued by the Company, the terms of which parallel the terms of the Capital Securities. The Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

During fiscal 2003, Capital Trust III issued $880 million of 6.25% Capital Securities (the “Capital Securities III”), Capital Trust IV issued $620 million of 6.25% Capital Securities (the “Capital Securities IV”) and Capital Trust V issued $500 million of 5.75% Capital Securities (the “Capital Securities V”).

During fiscal 2003, the Company redeemed all $400 million of its 7.10% Junior Subordinated Deferrable Interest Debentures held by MSDW Capital Trust I. The Company also simultaneously redeemed all of the outstanding 7.10% Capital Securities of MSDW Capital Trust I at a redemption price of $25 per share.

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust II, Capital Trust III, Capital Trust IV and Capital Trust V, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust II	Capital Trust III	Capital Trust IV	Capital Trust V
Issuance date	July 19, 2001	February 27, 2003	April 21, 2003	July 16, 2003
Preferred securities issued	32,400,000	35,200,000	24,800,000	20,000,000
Liquidation preference per security	$25	$25	$25	$25
Liquidation value (in millions)	$810	$880	$620	$500
Coupon rate	7.25%	6.25%	6.25%	5.75%
Distribution payable	Quarterly	Quarterly	Quarterly	Quarterly
Distributions guaranteed by	Morgan Stanley	Morgan Stanley	Morgan Stanley	Morgan Stanley
Mandatory redemption date	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)	July 15, 2033(4)
Redeemable by issuer on or after(6)	July 31, 2006	March 1, 2008	April 21, 2008	July 16, 2008

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(5)	$835	$907	$639	$515
Coupon rate	7.25%	6.25%	6.25%	5.75%
Interest payable	Quarterly	Quarterly	Quarterly	Quarterly
Maturity date	July 31, 2031(1)	March 1, 2033(2)	April 1, 2033(3)	July 15, 2033(4)
Redeemable by issuer on or after(6)	July 31, 2006	March 1, 2008	April 21, 2008	July 16, 2008

(1)	May be extended to a date not later than July 31, 2050.
(2)	May be extended to a date not later than March 1, 2052.
(3)	May be extended to a date not later than April 1, 2052.
(4)	May be extended to a date not later than July 15, 2052.
(5)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.
(6)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company will deconsolidate all of its statutory trusts (Capital Trust II, III, IV and V) at the end of the first quarter of fiscal 2004. As a result,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts will be included within the Long-term borrowings of the Company, and the common securities issued by the statutory trusts and owned by the Company will be recorded by the Company as an asset. In addition, the Capital Securities issued by the statutory trusts no longer will be included in the Company’s consolidated statement of financial condition. The impact of the deconsolidation of the statutory trusts will not have a material effect on the Company’s consolidated financial position or results of operations.

13.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2003 and fiscal 2002 were as follows (share data in millions):

	Fiscal 2003	Fiscal 2002
Shares outstanding at beginning of period	1,081	1,093
Net impact of stock option exercises and other share issuances	13	10
Treasury stock purchases	(9)	(22)

Shares outstanding at end of period	1,085	1,081

Treasury Shares.    During fiscal 2003 and fiscal 2002, the Company purchased $350 million and $990 million of its common stock, respectively, through open market purchases at an average cost of $39.12 and $44.57 per share, respectively. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. The unused portion of this authorization at January 31, 2004 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans.

Rabbi Trusts.    The Company has established rabbi trusts (the “Trusts”) to provide common stock voting rights to employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Trusts was 65 million at November 30, 2003 and 80 million at November 30, 2002. The assets of the Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Trusts is classified in shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,778 million at November 30, 2003, which exceeded the amount required by $3,043 million. MSDWI’s net capital totaled $1,056 million at November 30, 2003, which exceeded the amount required by $955 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2003, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the FDIC, in conjunction with other bank regulatory agencies, issued guidance requiring FDIC-insured financial institutions to treat accrued interest receivable related to credit card securitizations as a subordinated retained interest, which required holding higher regulatory capital beginning December 31, 2002. The Company’s FDIC-insured financial institutions have maintained capital ratios in excess of the regulatory minimums since implementing this revised guidance.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2003, approximately $7.6 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

Cumulative Translation Adjustments.    Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts and designates certain non-U.S. dollar currency debt as hedges to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net monetary investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. However, under some circumstances, the Company may elect not to hedge its net monetary investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information relating to the hedging of the Company’s net monetary investments in non-U.S. dollar functional currency subsidiaries and their effects on cumulative translation adjustments is summarized below:

	At November 30,
	2003	2002
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$3,603	$2,587

Cumulative translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$282	$(147)
Cumulative translation adjustments resulting from realized or unrealized (losses) gains on hedges, net of tax	(324)	27

Total cumulative translation adjustments	$(42)	$(120)

14.    Employee Compensation Plans.

Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method (see Note 2).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal 2003, the Company completed an extensive analysis of its stock-based compensation program and revised elements of its program to further encourage and incent long-term performance, enhance employee retention, and better align employee and shareholder interests. The revisions to fiscal 2003 awards included extending the time period over which vesting and non-compete provisions apply and raising the eligibility requirements to participate in such awards. As a result of the revisions to its stock-based compensation program, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of three and four years, including the year of grant. Historically, the service period for stock-based awards was deemed to be the year of grant.

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Deferred stock	$109	$382	$571
Stock options	176	—	—
Employee Stock Purchase Plan	8	—	—
Employee Stock Ownership Plan	16	18	13

Total	$309	$400	$584

The Company is authorized to issue shares of its common stock in connection with awards under its equity-based compensation and benefit plans. At November 30, 2003, approximately 196 million shares were available for future grant under these plans.

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time and to restrictions on sale, transfer or assignment until the end of a specified period, generally five to 10 years from date of grant. All or a portion of an award may be cancelled if employment is terminated before the end of the relevant vesting period. All or a portion of a vested award may also be cancelled in certain limited situations, including termination for cause during the relevant restriction period.

The following table sets forth activity relating to the Company’s restricted stock units (share data in millions):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Restricted stock units at beginning of year	80	96	115
Granted	11	10	11
Conversions to common stock	(24)	(24)	(29)
Cancelled	(2)	(2)	(1)

Restricted stock units at end of year	65	80	96

Stock Option Awards.    The Company has made stock option awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such options generally become exercisable over a one- to five-year period and expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Option awards have vesting, restriction and cancellation provisions that are similar to those in deferred stock awards.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all option awards in each period:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Net income, as reported	$3,787	$2,988	$3,521
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	117	—	—
Deduct: Employee stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(117)	(250)	(375)

Pro forma net income	$3,787	$2,738	$3,146

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Earnings per share:
Basic—as reported	$3.52	$2.76	$3.21

Basic—pro forma	$3.52	$2.53	$2.87

Diluted—as reported	$3.45	$2.69	$3.11

Diluted—pro forma	$3.45	$2.45	$2.76

In prior years, no compensation was recorded for stock options because the Company utilized the intrinsic value method and granted options with an exercise price equal to the current stock price. With its adoption of SFAS 123 in fiscal 2003, the Company began to recognize compensation based on the fair value of the options at the date of grant using the Black-Scholes model. The weighted average fair value of options granted during fiscal 2003 was $19.75 and for fiscal 2002 and fiscal 2001 pro forma purposes was $19.42 and $26.43, respectively, utilizing the following weighted average assumptions:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Risk-free interest rate	3.6%	3.8%	4.7%
Expected option life in years	5.8	6.2	6.1
Expected stock price volatility	39.4%	50.7%	48.4%
Expected dividend yield	1.7%	1.9%	1.5%

The following table sets forth activity relating to the Company’s stock option awards (share data in millions):

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	163.7	$40.11	151.4	$38.88	137.6	$34.87
Granted	31.0	54.69	22.8	43.66	24.5	57.56
Exercised	(12.9)	17.61	(7.6)	19.40	(8.1)	21.85
Cancelled	(6.3)	59.24	(2.9)	57.94	(2.6)	56.14

Options outstanding at end of period	175.5	$43.66	163.7	$40.11	151.4	$38.88

Options exercisable at end of period	96.2	$37.13	91.2	$30.02	92.4	$27.71

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information relating to the Company’s stock options outstanding at November 30, 2003 (share data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 4.00 – $ 19.99	27.3	$9.16	1.2	25.1	$9.17
$20.00 – $ 29.99	18.5	27.05	3.6	18.5	27.05
$30.00 – $ 39.99	16.2	35.65	5.0	15.8	35.64
$40.00 – $ 49.99	23.7	42.88	8.2	3.8	44.15
$50.00 – $ 59.99	54.7	55.67	8.9	3.3	53.69
$60.00 – $ 69.99	32.4	63.17	6.5	27.3	63.29
$70.00 – $107.99	2.7	84.96	5.1	2.4	85.63

Total	175.5		6.2	96.2

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. In adopting SFAS No. 123, the Company now expenses the 15% discount associated with the ESPP.

Employee Stock Ownership Plan.    The Company has a leveraged Employee Stock Ownership Plan (the “ESOP”) that was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner. Contributions to the ESOP by the Company and allocation of ESOP shares to employees are made annually at the discretion of the Board of Directors based on the financial performance of the Company.

Shares allocated to employees generally may not be withdrawn until the employee’s death, disability, retirement or termination. The ESOP debt service costs for fiscal 2003, fiscal 2002 and fiscal 2001 were paid from dividends received for stock held by the ESOP trust and from Company contributions.

Profit Sharing Plans.    The Company sponsors a qualified profit sharing plan covering substantially all U.S. employees and also provides cash payments of profit sharing to employees of its international subsidiaries. Contributions are made to eligible employees annually at the discretion of the Board of Directors based upon the financial performance of the Company. Profit sharing expense for fiscal 2003, fiscal 2002 and fiscal 2001 was $96 million, $104 million and $149 million, respectively. Fiscal 2001’s expense included awards of $69 million of the Company’s common stock.

15.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its worldwide employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company also provides certain benefits to former employees or inactive employees prior to retirement. The following summarizes these plans:

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by non-contributory pension plans that are qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plans”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executives. In addition to the Qualified Plans and the Supplemental Plans, certain of the Company’s non-U.S. subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plans and the non-U.S. plans, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and dependents.

The Company uses a measurement date of September 30 for its pension and postretirement plans.

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

Net periodic benefit expense included the following components:

	Pension		Postretirement
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Service cost, benefits earned during the period	$109	$82	$8	$5
Interest cost on projected benefit obligation	116	112	9	8
Expected return on plan assets	(118)	(111)	—	—
Net amortization	19	9	—	(1)
Net settlements and curtailments	2	24	—	—
Special termination benefits	6	5	—	3

Net periodic benefit expense	$134	$121	$17	$15

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2003 and fiscal 2002 as well as a summary of the funded status at November 30, 2003 and November 30, 2002:

	Pension		Postretirement
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,859	$1,543	$147	$115
Service cost	109	82	8	5
Interest cost	116	112	9	8
Plan amendments	(186)	11	—	(4)
Actuarial loss	225	264	14	26
Benefits paid	(123)	(157)	(7)	(6)
Curtailments	(15)	(31)	—	—
Special termination benefits	6	5	—	3
Foreign currency exchange rate changes and other	19	30	—	—

Benefit obligation at end of year	$2,010	$1,859	$171	$147

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$1,351	$1,122	$—	$—
Actual return on plan assets	227	(84)	—	—
Employer contributions	239	463	7	6
Benefits paid and settlements	(125)	(157)	(7)	(6)
Foreign currency exchange rate changes	9	7	—	—

Fair value of plan assets at end of year	$1,701	$1,351	$—	$—

Funded status:
Funded status	$(309)	$(508)	$(171)	$(147)
Amount contributed to plan after measurement date	3	2	—	—
Unrecognized prior-service cost	(153)	29	(11)	(13)
Unrecognized loss	804	720	49	38

Net amount recognized	$345	$243	$(133)	$(122)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid benefit cost	$524	$449	$—	$—
Accrued benefit liability	(217)	(236)	(133)	(122)
Intangible asset	2	4	—	—
Accumulated other comprehensive income	36	26	—	—

Net amount recognized	$345	$243	$(133)	$(122)

The accumulated benefit obligation for all defined benefit pension plans was $1,855 million and $1,550 million at November 30, 2003 and November 30, 2002, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains information for pension plans with an accumulated benefit obligation in excess of plan assets as of fiscal year-end:

	November 30, 2003	November 30, 2002
	(dollars in millions)
Projected benefit obligation	$321	$545
Accumulated benefit obligation	273	432
Fair value of plan assets	65	167

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability of $38 million at November 30, 2003 and $30 million at November 30, 2002 for defined benefit pension plans whose accumulated benefits exceeded plan assets. A corresponding amount was recognized as an intangible asset, to the extent of unrecognized prior-service cost. The remaining balance of $36 million ($28 million net of income taxes) in fiscal 2003 and $26 million ($19 million net of income taxes) in fiscal 2002 was recorded as a reduction of Accumulated other comprehensive income (loss), a component of shareholders’ equity.

Assumptions.

The following table presents the weighted average assumptions used to determine benefit obligations at fiscal year-end:

	Pension		Postretirement
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Discount rate	6.20%	6.75%	6.20%	6.75%
Rate of future compensation increases	5.00	5.00	n/a	n/a

The following table presents the weighted average assumptions used to determine net periodic benefit costs for fiscal 2003 and fiscal 2002:

	Pension		Postretirement
	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Discount rate	6.75%	7.55%	6.75%	7.55%
Expected long-term rate of return on plan assets	7.50	8.50	n/a	n/a
Rate of future compensation increases	5.00	5.00	n/a	n/a

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets. For its U.S. pension plans, which comprised approximately 95% of the total assets of the Company’s pension plans at November 30, 2003, the Company estimates the expected long-term return by utilizing a portfolio return calculator model (the “Portfolio Model”) that produces the expected return for a portfolio. Return assumptions are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. Expenses that are expected to be paid from the investment return are reflected in the Portfolio Model as a percentage of plan assets. This includes investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from the pension plan.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assumed health care cost trend rates:

	November 30, 2003	November 30, 2002
Health care cost trend rate assumed for next year:
Medical	11.00-11.50%	10.00-11.00%
Prescription	16.00%	16.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(dollars in millions)
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	21	(16)

Plan Assets.

The weighted average asset allocations for the Company’s pension plans at November 30, 2003 and November 30, 2002 and the targeted asset allocation for fiscal 2004 by asset class were as follows:

	November 30, 2003	November 30, 2002	Fiscal 2004 Targeted
Equity securities	58%	41%	55-65%
Fixed income securities	28	27	35-45
Other—primarily cash	14	32	—

Total	100%	100%	100%

Pension Plan Asset Allocation.    The Company’s asset allocation targets for its pension plan assets are based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors as well as equity and fixed income market sensitivity analysis also were considered in determining this asset mix. The overall allocation is expected to help protect each plan’s funded status while generating sufficiently stable real returns (i.e., net of inflation) to help cover current and future pension obligations.

The equity portion of the asset allocation utilizes a combination of active and passive investment strategies as well as different investment styles, while a portion of the fixed income asset allocation utilizes longer duration fixed income securities to help reduce plan exposure to interest rate variation and to correlate assets with obligations. The longer duration fixed income allocation also is expected to further stabilize plan contributions over the long run. Additionally, potential allocations to other asset classes are intended to provide attractive diversification benefits, absolute return enhancement and/or other potential benefits to the pension plans.

The asset mix of each of the Company’s U.S. pension plans is reviewed quarterly by the Morgan Stanley Retirement Plan Investment Committee. When asset class exposure reaches a minimum or maximum level, the plan asset allocation mix is rebalanced back to target allocation levels.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plans’ real and actuarial return objectives provide long-term measures for monitoring the investment performance against growth in the pension liabilities. Total pension plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the S&P 500 Index, the Russell 1000 Index and the Lehman Brothers Aggregate Index.

The Company’s U.S. pension plans may invest in derivative instruments only to the extent that they comply with all of the pension plans’ policy guidelines and are consistent with the pension plans’ risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•	Derivatives may be used only to manage risk of the portfolio or if they are deemed to be more attractive than a similar direct investment in the underlying cash market.

•	Derivatives may not be used in a speculative manner or to leverage the portfolio or for short-term trading.

•	Derivatives may be used only in the management of the pension plans’ portfolio when their possible effects can be: quantified; shown to enhance the risk-return profile of the portfolio; and reported in a meaningful and understandable manner.

Cash Flows.

The Company expects to contribute approximately $45 million to its pension and other benefit plans in fiscal 2004 based upon their current funded status and expected asset return assumptions.

Expected benefit payments associated with the Company’s pension and other benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2004	$89	$8
Fiscal 2005	91	8
Fiscal 2006	96	9
Fiscal 2007	102	9
Fiscal 2008	111	10
Fiscal 2009-2013	633	56

Defined Contribution Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2003, fiscal 2002 and fiscal 2001, the Company’s expense related to these plans was $56 million, $62 million and $68 million, respectively.

Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. These benefits were not material to the Company’s consolidated financial statements in fiscal 2003, fiscal 2002 and fiscal 2001.

New Medicare Legislation.    The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”), which was enacted in December 2003, will likely reduce the Company’s accumulated postretirement benefit obligation. The Company’s accumulated postretirement benefit obligation and related costs do not reflect the effects of the Act. The Medicare prescription drug plan will take effect in 2006, and the financial statement impact of the Act is not expected to be material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Income Taxes.

The provision for income taxes consisted of:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(dollars in millions)
Current:
U.S. federal	$780	$1,118	$1,968
U.S. state and local	95	126	223
Non-U.S.	467	269	260

	1,342	1,513	2,451

Deferred:
U.S. federal	139	20	(550)
U.S. state and local	43	15	(61)
Non-U.S.	23	20	184

	205	55	(427)

Provision for income taxes	$1,547	$1,568	$2,024

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.7	2.0	1.9
Lower tax rates applicable to non-U.S. earnings	(2.4)	(0.9)	(0.4)
Domestic tax credits	(4.9)	(2.4)	(0.9)
Other	(0.4)	0.7	0.5

Effective income tax rate	29.0%	34.4%	36.1%

As of November 30, 2003, the Company had approximately $4.9 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2003 and November 30, 2002 were as follows:

	November 30, 2003	November 30, 2002
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$1,891	$2,239
Loan loss allowance	370	344
Other valuation and liability allowances	1,147	928
Deferred expenses	27	70
Other	736	422

Total deferred tax assets	4,171	4,003

Deferred tax liabilities:
Prepaid commissions	147	222
Other	1,251	822

Total deferred tax liabilities	1,398	1,044

Net deferred tax assets	$2,773	$2,959

Cash paid for income taxes was $746 million, $1,252 million and $910 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The Company recorded income tax benefits of $333 million, $282 million and $460 million related to employee stock compensation transactions in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Such benefits were credited to Paid-in capital.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2003, the Company reviewed its segment allocation methodology. This review resulted in the reallocation of certain revenues, expenses and assets during fiscal 2003 among the Company’s business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company believes that the results of these reallocations better reflect the economics of each business segment by representing transactions as if conducted between a segment and an external party. Prior periods have been restated to reflect these segment allocation changes. While the segment allocation changes had no effect on the Company’s consolidated net income, they affected the net income of each segment.

The principal revenues and expenses that have been reallocated among the segments are:

•	Retail Customer Fixed Income Transactions. The results of the individual fixed income business are now allocated between Institutional Securities and Individual Investor Group to reflect the relative value from both the execution of the retail customer trading activities through Institutional Securities and the retail customer relationship management through Individual Investor Group. Previously, the trading results of this business were reflected entirely in Institutional Securities.

•	Money Market Funds. Retail customers of Individual Investor Group invest in money market funds managed by the Company. A percentage of the fund management fees associated with these investments is now allocated to Individual Investor Group. Previously, all of these fees were reflected in Investment Management.

•	Transfer Agency Costs. Individual Investor Group provides certain transfer agency-related activities for mutual funds, including funds managed by the Company. Investment Management receives revenues from these funds and now reimburses certain transfer agency-related costs, including costs related to mailings, to Individual Investor Group. Previously, these costs were not reimbursed by Investment Management.

•	Certain Mutual Fund Distribution Fees. Certain retail customers invest in shares of mutual funds managed by the Company. The segment results now reflect the establishment of a third-party distribution relationship between Investment Management and Individual Investor Group relating to the sales of these funds. Accordingly, Investment Management now reports the distribution fees, contingent deferred sales charge revenues and commission expenses paid to Individual Investor Group associated with these sales. Individual Investor Group results now reflect these commission revenues associated with current-period sales. Previously, all of the revenues and expenses associated with these transactions were reported by Individual Investor Group.

As a result of treating these intersegment transactions as transactions with external parties, the Company has included a new “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. The net income in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Fiscal 2003	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$9,776	$3,799	$2,512	$2,142	$(307)	$17,922
Net interest	1,435	218	(3)	1,285	—	2,935

Net revenues	$11,211	$4,017	$2,509	$3,427	$(307)	$20,857

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$3,608	$454	$491	$1,093	$121	$5,767
Losses from unconsolidated investees	279	—	—	—	—	279
Provision for income taxes	738	189	165	405	50	1,547
Dividends on preferred securities subject to mandatory redemption	154	—	—	—	—	154

Net income	$2,437	$265	$326	$688	$71	$3,787

Fiscal 2002(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,829	$3,821	$2,705	$2,194	$(338)	$15,211
Net interest	2,282	248	16	1,363	—	3,909

Net revenues	$9,111	$4,069	$2,721	$3,557	$(338)	$19,120

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$2,637	$109	$667	$1,178	$129	$4,720
Losses from unconsolidated investees	77	—	—	—	—	77
Provision for income taxes	809	50	249	418	42	1,568
Dividends on preferred securities subject to mandatory redemption	87	—	—	—	—	87

Net income	$1,664	$59	$418	$760	$87	$2,988

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2001(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$9,682	$4,266	$2,997	$2,202	$(445)	$18,702
Net interest	1,598	405	43	1,357	—	3,403

Net revenues	$11,280	$4,671	$3,040	$3,559	$(445)	$22,105

Income before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	$3,687	$58	$732	$1,127	$80	$5,684
Losses from unconsolidated investees	30	—	—	—	—	30
Provision for income taxes	1,226	35	307	425	31	2,024
Dividends on preferred securities subject to mandatory redemption	50	—	—	—	—	50

Income before cumulative effect of accounting change	2,381	23	425	702	49	3,580
Cumulative effect of accounting change	(46)	—	—	(13)	—	(59)

Net income	$2,335	$23	$425	$689	$49	$3,521

Total Assets(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At November 30, 2003	$557,546	$14,365	$6,033	$25,185	$(286)	$602,843

At November 30, 2002(1)	$484,891	$11,054	$5,508	$28,443	$(397)	$529,499

At November 30, 2001(1)	$440,042	$12,768	$5,209	$25,131	$(522)	$482,628

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.
(2)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal 2003	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$15,786	$4,127	$1,731	$86	$(873)	$20,857
Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	4,221	918	591	37	—	5,767
Total assets at November 30, 2003	773,609	305,256	48,666	22,917	(547,605)	602,843

Fiscal 2002(1)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$14,556	$3,349	$1,432	$297	$(514)	$19,120
Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	3,197	848	405	270	—	4,720
Total assets at November 30, 2002	640,132	246,979	31,795	20,329	(409,736)	529,499

Fiscal 2001(1)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$16,943	$3,956	$1,501	$103	$(398)	$22,105
Income before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	4,158	1,137	306	83	—	5,684
Total assets at November 30, 2001	536,211	233,956	28,582	18,817	(334,938)	482,628

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

18.    Asset Impairment.

The Company uses “market value” estimates provided by independent appraisers to estimate fair value for its impaired aircraft. Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value.” The charge is reflected in Other expenses in the Company’s consolidated statements of income. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment.

In accordance with SFAS No. 144, during the second quarter of fiscal 2003, the Company reviewed its aircraft assets for impairment. The Company believed that the review was necessary given the difficult conditions

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing in the commercial aircraft industry during the quarter, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. To determine each aircraft’s fair value, the Company used market value estimates provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million based on the average market value provided by independent appraisers in the second quarter of fiscal 2003. The impairment charge is included within Other expenses in the Company’s consolidated statement of income.

The Company had followed a valuation methodology designed to align the changes in projected undiscounted cash flows for impaired aircraft with the change in carrying value of such aircraft. Under this methodology, the Company calculated the $36 million impairment charge in the first quarter of fiscal 2003 using the highest portfolio valuation provided by the appraisers and calculated the $287 million impairment charge recorded in the second quarter of fiscal 2003 based on the average of the three appraisal values. The Company has determined that future impairment charges, if required, will be based upon the average market appraisal values from independent appraisers. If the average market appraisal values had been used to measure impairment in each of the prior quarters in which impairment was recognized, pre-tax income would have differed as follows:

Change in Pre-tax Income Increase /(Decrease)
(dollars in millions)
Quarter ended:
November 30, 2001	$(70.9)
February 28, 2002	1.0
May 31, 2002	1.5
August 31, 2002	(71.9)
November 30, 2002	2.7
February 28, 2003	38.3
May 31, 2003	97.0

Aggregate difference	$(2.3)

The current market environment continues to be characterized by distressed sellers and limited sales activity. If the Company chose to liquidate its entire fleet ($4.4 billion carrying value at November 30, 2003) at this time, which is not currently contemplated, the Company believes that, given these distressed market conditions and based upon the range of values provided by independent appraisers at the last impairment date, it could be forced to accept a value for its entire fleet that is substantially lower (up to approximately 30%) than the carrying value of the fleet. The Company has not recorded an impairment charge of this magnitude because at the last impairment date, there was no indication of impairment for the majority of the individual aircraft as their undiscounted cash flows exceeded their respective carrying values.

19.    Variable Interest Entities.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5), the Company does not consolidate the entity.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. The Company anticipates adopting FIN 46R as of February 29, 2004 for VIEs in which it holds a variable interest that it had acquired before February 1, 2003 in addition to those VIEs for which the Company has previously applied FIN 46. The Company will apply FIN 46R for all variable interests obtained after February 29, 2004. For these variable interests, the Company will consolidate those VIEs (including financial asset-backed securitization, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company is the primary beneficiary. This accounting change is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position. In limited instances, the Company may deconsolidate VIEs for which it is not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 12 with respect to Capital Trusts II, III, IV and V.

Post-January 31, 2003

Institutional Securities.    At November 30, 2003, in connection with its Institutional Securities business, the aggregate size of VIEs, including structured note, equity-linked note, credit-linked note, collateralized debt obligation and municipal bond trust entities, for which the Company was the primary beneficiary of the entities was approximately $780 million, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note and municipal bond transactions also were executed as a means of selling financial assets. The Company retained either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE and as a result bears the majority of the expected losses of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At November 30, 2003, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which were acquired after January 31, 2003 and consist of subordinated and other classes of beneficial interests, was approximately $11.3 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, loan and bond issuing, mortgage-backed securitizations and collateralized debt obligation entities, were approximately $6.6 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at November 30, 2003. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Pre-February 1, 2003

The Company believes that it is reasonably possible that it will either disclose information in its Form 10-Q for the first quarter of fiscal 2004 about certain VIEs created before February 1, 2003 for which it holds a significant variable interest or it will be the primary beneficiary of the entity and thus be required to consolidate the VIE. A summary of such entities, by business segment, follows.

Institutional Securities.    At November 30, 2003, in connection with its Institutional Securities business, the aggregate size of the entities for which the Company’s interest is either significant or for which the Company could be deemed to be the primary beneficiary of the entity was approximately $3.8 billion. The Company’s variable interests associated with these entities, primarily financial asset-backed securitization, credit-linked note, exchangeable trust, equity-linked note, loan issuing, municipal bond trust and structured note entities, were approximately $1.3 billion, which represent the Company’s maximum exposure to loss at November 30, 2003. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Investment Management.    In connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, it is not reasonably possible that the Company will be the primary beneficiary of or hold significant variable interests in such VIEs due to the modification of the treatment of fees paid to a decision maker under FIN 46R. FIN 46 included a requirement that expected residual returns include the total amount of fees on a gross basis paid to decision makers instead of including only the variability in such fees as is the guidance in FIN 46R.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company at the end of the first quarter of fiscal 2004.

20.    Guarantees.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Contracts.    Under FIN 45, certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the FIN 45 definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed.

The Company records all derivative contracts at fair value. For this reason, the Company does not monitor its risk exposure to such derivative contracts based on derivative notional amounts; rather the Company manages its risk exposure on a fair value basis. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative contracts through a variety of risk mitigation strategies, including, but not limited to, entering into offsetting economic hedge positions. The Company believes that the notional amounts of the derivative contracts generally overstate its exposure. For further discussion of the Company’s derivative risk management activities, see Note 11 and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

Financial Guarantees to Third Parties.    In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation.

Liquidity Guarantees.    The Company has entered into liquidity facilities with special purpose entities (“SPE”) and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities.

Market Value Guarantees.    Market value guarantees are issued to guarantee return of principal invested to fund investors associated with certain European equity funds and to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. The guarantees associated with certain European equity funds are designed to provide for any shortfall between the market value of the underlying fund assets and invested principal and a stipulated return amount. The guarantees provided to investors in certain affordable housing tax credit funds are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding these guarantees at November 30, 2003:

	Maximum Potential Payout/Notional
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total	Carrying Amount	Collateral/ Recourse
	(dollars in millions)
Derivative contracts	$379,484	$176,365	$172,705	$143,820	$872,374	$16,303	$108
Standby letters of credit and other financial guarantees	280	294	96	22	692	9	115
Market value guarantees	—	30	144	273	447	27	32
Liquidity facilities	475	7	9	203	694	—	—

Indemnities.    In the normal course of its business, the Company provides standard indemnities to counterparties for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange or clearinghouse. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at November 30, 2003 was $125 million. As of November 30, 2003, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $65 million.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2003, the maximum potential amount of future payments the Company may be required to make under its surety bond was $174 million. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember airline ticket transaction volume as of November 30, 2003 to the extent that such travel has not yet occurred.

During fiscal 2003, the Company incurred losses related to merchant chargebacks of $12 million and processed aggregate credit card transaction volume of $97.9 billion. The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at November 30, 2003. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At November 30, 2003, the Company had settlement withholdings and escrow deposits of $40 million.

Other.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short-term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor and, therefore, no contingent liability has been recorded.

21.    Fair Value of Financial Instruments.

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include: cash and cash equivalents, cash and securities deposited with clearing organizations or segregated under federal and other regulations, customer and broker receivables and payables, certain other assets (including the cash collateral accounts associated with the Company’s credit card asset securitizations), commercial paper, and other short-term borrowings and payables.

The fair value of certain of the Company’s other assets and liabilities is presented below.

Financial Instruments Owned and Financial Instruments Sold, not yet Purchased.    The Company’s financial instruments used for trading and investment and for asset and liability management are recorded at fair value as discussed in Note 2.

Consumer Loans.    The fair value of consumer loans is determined by discounting cash flows using current market rates of loans having similar characteristics. The cash flow calculation methodologies, which vary by product, include adjustments for credit risk and prepayment rates commensurate with recent and projected trends. The estimated fair value of the Company’s consumer loans approximated carrying value at November 30, 2003.

Secured Financing Activities.    Financial instruments associated with secured financing activities, including Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase and Securities loaned, are recorded at their original contract amount plus accrued interest. As the majority of such financing activities are short term in nature, the carrying value of these instruments approximates fair value.

Deposits.    The estimated fair value of the Company’s deposits, using current rates for deposits with similar maturities, approximated carrying value at November 30, 2003.

Long-Term Borrowings.    The Company’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge under SFAS No. 133. The fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2003, the carrying value of the Company’s long-term borrowings was approximately $800 million less than fair value.

Preferred Securities Subject to Mandatory Redemption.    The Company’s preferred securities subject to mandatory redemption are recorded at historical amounts. The fair value of the Company’s preferred securities subject to mandatory redemption was estimated using quoted market prices. At November 30, 2003, the estimated fair value of the Company’s preferred securities subject to mandatory redemption approximated carrying value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

The fiscal 2002 charge consisted of space-related costs of $162 million and severance-related costs of $73 million. The space-related costs were attributable to the closure or subletting of excess office space, primarily in the U.S. and the U.K., as well as the Company’s decision to consolidate its Individual Investor Group branch locations. The majority of the space-related costs consisted of rental charges and the write-off of furniture, fixtures and other fixed assets at the affected office locations. The severance-related costs were attributable to workforce reductions. The Company reduced the number of its employees by approximately 2,200 during the fourth quarter of fiscal 2002, primarily in the Institutional Securities and Individual Investor Group businesses. The majority of the severance-related costs consisted of severance payments provided to the affected individuals.

At November 30, 2003, the remaining liability associated with these charges was approximately $100 million, which was included in Other liabilities and accrued expenses in the Company’s consolidated statement of financial condition. The majority of the decrease from the original liability of $235 million was due to cash payments of severance-related costs made by the Company during fiscal 2003. The decline in the liability balance during fiscal 2003 also reflected net rental payments associated with the office locations referred to above. In fiscal 2004, the liability is expected to decline by an additional $50 million due to the continuing payment of net rentals on these locations. The liability will continue to be reduced through 2012 as these leases expire.

23.    Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes. In fiscal 2003, fiscal 2002 and fiscal 2001, the Company recorded Losses from unconsolidated investees of $279 million, $77 million and $30 million, respectively. These losses were more than offset by tax credits of $308 million, $109 million and $48 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and tax benefits on the losses of $112 million, $31 million and $12 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

24.    Business Acquisitions and Asset Sales.

On November 20, 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact related to this acquisition, which is included in the Company’s Institutional Securities segment, was not significant.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The transaction closed during the third quarter of fiscal 2002. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group segment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City that had been under construction since 1999. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) segments. The allocation was based upon occupancy levels originally planned for the building.

In fiscal 2001, the Company acquired Quilter, a U.K.-based private client investment management business providing segregated account management and advisory services to individuals, pension funds and trusts. The Company’s fiscal 2001 results include the operations of Quilter since March 13, 2001, the date of acquisition.

The pro forma impact of each of the above business acquisitions was not material to the Company’s consolidated financial statements.

25.    Quarterly Results (unaudited).

	2003 Fiscal Quarter(1)				2002 Fiscal Quarter(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except share and per share data)
Total revenues	$8,498	$8,414	$8,929	$9,092	$8,543	$8,152	$8,159	$7,572
Interest expense	2,688	3,060	3,368	3,693	2,936	2,844	3,188	3,002
Provision for consumer loan losses	336	309	310	312	345	340	332	319

Net revenues	5,474	5,045	5,251	5,087	5,262	4,968	4,639	4,251

Total non-interest expenses	4,048	4,130	3,374	3,538	3,915	3,721	3,670	3,094

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,426	915	1,877	1,549	1,347	1,247	969	1,157
Losses from unconsolidated investees	34	36	105	104	11	11	13	42
Provision for income taxes	465	240	456	386	466	417	324	361
Dividends on preferred securities subject to mandatory redemption	22	40	47	45	22	22	21	22

Net income	$905	$599	$1,269	$1,014	$848	$797	$611	$732

Earnings per share(2):
Basic	$0.84	$0.56	$1.18	$0.94	$0.78	$0.73	$0.57	$0.68

Diluted	$0.82	$0.55	$1.15	$0.92	$0.76	$0.72	$0.55	$0.67

Dividends to common shareholders	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23
Book value	$20.62	$20.83	$21.79	$22.93	$18.97	$19.39	$19.59	$20.24
Stock price range(3)	$34.70-45.32	$33.57-47.79	$42.75-49.67	$48.00-57.83	$46.63-59.64	$44.64-57.88	$35.60-46.38	$29.31-46.40

(1)	Certain reclassifications have been made to previously reported quarterly amounts to conform to the current year’s presentation.
(2)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(3)	Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of shareholders of record at November 30, 2003 approximated 133,000. The number of beneficial owners of common stock is believed to exceed this number.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of Morgan Stanley’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to directors and nominees of Morgan Stanley is set forth under the captions “Item 1—Election of Directors” and “Board meetings and committees” in Morgan Stanley’s proxy statement for its 2004 annual meeting of shareholders (to be filed within 120 days after November 30, 2003) (“Morgan Stanley’s Proxy Statement”) and is incorporated by reference herein. Information relating to the executive officers of Morgan Stanley is set forth in this report under the caption “Executive Officers of Morgan Stanley.”

Morgan Stanley has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer, our controller and our principal accounting officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Item 11.	Executive Compensation.

Information relating to executive compensation is set forth under the captions “Summary compensation table,” “Option grants in last fiscal year,” “Aggregated option exercises in last fiscal year and fiscal year-end option values,” “Consulting Agreement,” “Pension plans” and “Director compensation” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Morgan Stanley’s equity compensation plans as of November 30, 2003. Morgan Stanley has not made any grants outside of its equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	175,537,979	(2)	$43.66	(2)	167,093,977	(4)
Equity compensation plans not approved by security holders	0		—		13,308,099	(5)
Total(6)	175,537,979		$43.66		180,402,076

(1)	This column contains information regarding employee and non-employee director stock options only; there are no warrants or stock appreciation rights outstanding.
(2)	Includes stock options to purchase 27,062,281 shares of common stock at a weighted-average exercise price of $9.12 that were assumed as a result of the merger of Dean Witter, Discover & Co. and Morgan Stanley Group Inc. effected on May 31, 1997.
(3)	This column does not include 16,048,556 shares available under Morgan Stanley’s 401(k) retirement plan.
(4)	Includes the following:
•	79,174,466 shares available under the 1995 Equity Incentive Compensation Plan, Morgan Stanley’s principal plan for making equity awards to employees. Awards under this plan may consist of stock awards, stock units that are settled by the delivery of shares of common stock, stock options, stock appreciation rights and other forms of equity-based or equity-related awards approved by the Compensation Committee of Morgan Stanley’s Board of Directors. To date, awards under this plan have consisted principally of stock units and stock options.
•	47,107,410 shares available under the Employee Stock Purchase Plan. Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.
•	33,455,928 shares available under the Employees’ Equity Accumulation Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation Committee.
•	229,327 shares available under the 1994 Omnibus Equity Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, recognition shares (including unrestricted stock awards), performance units, payment rights and tax benefit rights. This plan expired in January 2004.
•	6,297,181 shares available under the Tax Deferred Equity Participation Plan. Awards under this plan consist of restricted stock units which are settled by the delivery of shares of common stock.
•	829,665 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of stock options and shares of common stock to non-employee directors and also provides non-employee directors the ability to defer the fees they earn from services as a director in the form of stock options (annual full board retainer fee only) or stock units (all annual retainer and meeting fees).
(5)	207,754 shares available under the Branch Manager Compensation Plan and 13,100,345 shares available under the Financial Advisor Productivity Compensation Plan. Morgan Stanley currently does not grant awards under these plans. The material features of these plans are described below as required by SEC rules.
(6)	Morgan Stanley’s Board of Directors has authorized the repurchase of common stock, including an ongoing authorization to repurchase shares, subject to market conditions and other factors, in connection with awards granted under equity-based compensation and benefit plans to help mitigate dilution to the public. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

The material features of certain of Morgan Stanley’s equity compensation plans that have not been approved by security holders under SEC rules are described below. These descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

Branch Manager Compensation Plan.    All branch managers of MSDWI are eligible to receive awards under this plan, which also provides for “challenge bonuses” based on the branch manager’s achievement of challenge goals. 80% of a branch manager’s challenge bonus is paid in cash and the remaining 20% is paid in the form of a deferred stock award that generally vests approximately four years after the end of the fiscal year of award. Branch managers may also receive restricted stock awards upon satisfaction of other criteria.

Financial Advisor Productivity Compensation Plan.    Financial advisors whose production exceeds gross revenue or other criteria for a fiscal year are eligible to receive awards under this plan. Awards are expressed as a percentage of gross revenue production for the relevant fiscal year and are paid in deferred stock that generally vests approximately four years after the end of the fiscal year of award. Financial advisors may also receive restricted stock awards upon satisfaction of other criteria.

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

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is set forth under the caption “Item 2—Ratification of appointment of Morgan Stanley’s independent auditors” (excluding the information under the subheading “Audit Committee report”) in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

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

(b)    Reports on Form 8-K.    A Current Report on Form 8-K, dated September 23, 2003, was filed with the SEC reporting Items 7 and 9 in connection with the announcement of Morgan Stanley’s third quarter financial results; a Current Report on Form 8-K dated October 13, 2003, was filed with the SEC reporting Items 5 and 7; a Current Report on Form 8-K, dated October 14, 2003, was filed with the SEC reporting Items 5 and 7; and a Current Report on Form 8-K dated November 17, 2003 was filed with the SEC reporting Item 5.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2004.

Signature	Title

/s/ PHILIP J. PURCELL (Philip J. Purcell)	Chairman of the Board and Chief Executive Officer

/s/ STEPHEN S. CRAWFORD (Stephen S. Crawford)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALEXANDER C. FRANK (Alexander C. Frank)	Controller

/s/ DAVID MOSER (David Moser)	Principal Accounting Officer

/s/ ROBERT P. BAUMAN (Robert P. Bauman)	Director

/s/ JOHN E. JACOB (John E. Jacob)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/s/ CHARLES F. KNIGHT (Charles F. Knight)	Director

Signature	Title

/s/ JOHN W. MADIGAN (John W. Madigan)	Director

/s/ MILES L. MARSH (Miles L. Marsh)	Director

/s/ MICHAEL A. MILES (Michael A. Miles)	Director

/s/ ROBERT G. SCOTT (Robert G. Scott)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

(Klaus Zumwinkel)	Director

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Independent Auditors’ Report	81
Consolidated Statements of Financial Condition at November 30, 2003 and November 30, 2002	82
Consolidated Statements of Income for Fiscal 2003, Fiscal 2002 and Fiscal 2001	84
Consolidated Statements of Comprehensive Income for Fiscal 2003, Fiscal 2002 and Fiscal 2001	85
Consolidated Statements of Cash Flows for Fiscal 2003, Fiscal 2002 and Fiscal 2001	86
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2003, Fiscal 2002 and Fiscal 2001	87
Notes to Consolidated Financial Statements	88

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2003 and November 30, 2002 and for each of the three fiscal years in the period ended November 30, 2003

S-2–S-6

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2003	November 30, 2002
Assets:
Cash and cash equivalents	$14,095	$14,589
Financial instruments owned	5,104	3,059
Advances to subsidiaries	100,929	100,578
Investment in subsidiaries, at equity	27,358	23,562
Other assets	1,782	2,618

Total assets	$149,268	$144,406

Liabilities and Shareholders’ Equity:
Short-term borrowings	$21,187	$38,287
Financial instruments sold, not yet purchased	218	134
Payables to subsidiaries	39,448	29,733
Other liabilities and accrued expenses	872	1,067
Long-term borrowings	62,676	53,300

	124,401	122,521

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2003 and 2002;
Shares issued: 1,211,699,552 in 2003 and 1,211,685,904 in 2002;
Shares outstanding: 1,084,696,446 in 2003 and 1,081,417,377 in 2002	12	12
Paid-in capital	4,028	3,678
Retained earnings	28,038	25,250
Employee stock trust	3,008	3,003
Accumulated other comprehensive income (loss)	(156)	(251)

Subtotal	34,930	31,692
Note receivable related to ESOP	(4)	(13)
Common stock held in treasury, at cost, $0.01 par value; 127,003,106 shares in 2003 and 130,268,527 shares in 2002	(6,766)	(7,176)
Common stock issued to employee trust	(2,420)	(2,618)
Unearned stock compensation	(873)	—

Total shareholders’ equity	24,867	21,885

Total liabilities and shareholders’ equity	$149,268	$144,406

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenues:
Interest and dividends	$1,929	$2,646	$4,175
Principal transactions	17	(4)	(50)
Other	(80)	(9)	3

Total revenues	1,866	2,633	4,128

Expenses:
Interest expense	2,181	2,624	4,289
Non-interest expenses	9	8	34

Total expenses	2,190	2,632	4,323

(Loss) income before income tax (benefit), cumulative effect of accounting change and equity in earnings of subsidiaries	(324)	1	(195)
Income tax (benefit)	(92)	—	(84)

(Loss) income before cumulative effect of accounting change and equity in earnings of subsidiaries	(232)	1	(111)
Cumulative effect of accounting change	—	—	(26)
Equity in earnings of subsidiaries, net of tax	4,019	2,987	3,658

Net income	$3,787	$2,988	$3,521

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	78	30	(59)
Cumulative effect of accounting change	—	—	(13)
Net change in cash flow hedges	26	—	(99)
Minimum pension liability adjustment	(9)	(19)	—

Comprehensive income	$3,882	$2,999	$3,350

Net income	$3,787	$2,988	$3,521

Preferred stock dividend requirements	$—	$—	$32

Earnings applicable to common shares	$3,787	$2,988	$3,489

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Cash flows from operating activities:
Net income	$3,787	$2,988	$3,521
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges (credits) included in net income:
Compensation payable in common stock and stock options	309	400	653
Equity in subsidiaries’ earnings, net of dividends	(1,656)	(1,225)	(11)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(2,665)	(937)	(925)
Other assets	3,056	827	100
Other liabilities and accrued expenses	(221)	(62)	(121)

Net cash provided by operating activities	2,610	1,991	3,217

Cash flows from investing activities:
Investments in and advances to subsidiaries	7,224	(13,372)	(7,054)

Net cash provided by (used for) investing activities	7,224	(13,372)	(7,054)

Cash flows from financing activities:
Net (payments for) proceeds from short-term borrowings	(17,100)	10,274	7,293
Net proceeds from:
Issuance of common stock	222	179	197
Issuance of put options	—	6	5
Issuance of long-term borrowings	21,058	10,622	18,295
Payments for:
Repurchases of common stock	(350)	(990)	(1,583)
Repayments of long-term borrowings	(13,164)	(6,151)	(8,359)
Redemption of cumulative preferred stock	—	(345)	(200)
Cash dividends	(994)	(1,000)	(1,040)

Net cash (used for) provided by financing activities	(10,328)	12,595	14,608

Net (decrease) increase in cash and cash equivalents	(494)	1,214	10,771
Cash and cash equivalents, at beginning of period	14,589	13,375	2,604

Cash and cash equivalents, at end of period	$14,095	$14,589	$13,375

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

Basis of Financial Information.    The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 82 to 135 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2003 (“fiscal 2003”), November 30, 2002 (“fiscal 2002”) and November 30, 2001 (“fiscal 2001”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

Certain reclassifications have been made to prior-year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

Employee Stock Ownership Plan.    The Company has a leveraged Employee Stock Ownership Plan (the “ESOP”) that was established to broaden internal ownership of the Company and to provide benefits to its employees in a cost-effective manner (see Note 14 to the Company’s consolidated financial statements).

2.    Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $2,363 million, $1,762 million and $3,647 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

3.    Preferred Securities Subject to Mandatory Redemption.

The Company has four consolidated Delaware statutory trusts (Morgan Stanley Capital Trust II, Morgan Stanley Capital Trust III, Morgan Stanley Capital Trust IV and Morgan Stanley Capital Trust V) that have issued an aggregate $2,810 million of Capital Securities (see Note 12 to the Company’s consolidated financial statements). These Capital Securities are fully and unconditionally guaranteed by the Company, based on the Company’s combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on accounting guidance for variable interest entities. In accordance with this revised guidance, the Company will deconsolidate all of its statutory trusts (Capital Trust II, III, IV and V) at the end of the first quarter of fiscal 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts will be included within the Long-term borrowings of the Company, and the common securities issued by the trusts and owned by the Company will be recorded by the Company as an asset. In addition, the Capital Securities issued by the statutory trusts no longer will be included in the Company’s consolidated statements of financial condition. The impact of the deconsolidation of the statutory trusts will not have a material effect on the Company’s consolidated financial position or results of operations.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Guarantees.

In the normal course of its business, the Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value on its consolidated statements of financial condition. For a discussion of the Company’s risk management activities, see Note 11 to the Company’s consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II Item 7A of this Form 10-K.

The Company also, in the normal course of its business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions and certain annuity products. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. The Company has not recorded any contingent liability in the condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

The Company has issued guarantees on behalf of its subsidiaries to various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Under these guarantee arrangements, the Company may be required to pay the financial obligations of its subsidiaries related to business transacted on or with the exchanges and clearinghouses in the event of a subsidiary’s default on its obligations to the exchange or the clearinghouse. The Company has not recorded any contingent liability in the condensed financial statements for these arrangements and believes that any potential requirements to make payments under these arrangements is remote.

The Company guarantees certain debt instruments issued by subsidiaries which totaled $7.4 billion at November 30, 2003. In addition, at November 30, 2003, the Company has provided guarantees up to a limit of $10.6 billion for various commercial paper programs of its subsidiaries and has provided guarantees for Morgan Stanley & Co. International Limited’s and Morgan Stanley Japan Limited’s obligations under committed credit facilities of $500 million and 70 billion Japanese yen, respectively. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors for approximately $555 million at November 30, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of fiscal years ended November 30, 2003 and 2002, and for each of the three fiscal years in the period ended November 30, 2003, and have issued our report thereon dated February 23, 2004 (which report expresses an unqualified opinion and an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003); such consolidated financial statements and report are included in your 2003 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement Schedule I of Morgan Stanley (Parent Company Only financial statements), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003.

New York, New York

February 23, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

For the fiscal year ended November 30, 2003

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

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.2	*	By-Laws of Morgan Stanley, as amended to date.

4.1		Rights Agreement dated as of April 25, 1995 between Morgan Stanley and JPMorgan Chase Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to Morgan Stanley’s Registration Statement on Form 8-A dated April 25, 1995).

4.2		Amendment dated as of February 4, 1997 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated February 4, 1997).

4.3		Second Amendment dated as of June 15, 1999 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated June 15, 1999).

4.4		Indenture dated as of February 24, 1993 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.5		Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6		First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)).

4.7		Second Supplemental Senior Indenture dated as of October 8, 2002 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

4.8		Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.9		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

4.10		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein. (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.11		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

(1)	For purposes of this Exhibit Index, references to “JPMorgan Chase Bank” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “Bank One Trust Company, N.A.” mean as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

Exhibit No.		Description
4.12		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report a Form 10-Q for the quarter ended August 31, 2003).

4.13		Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.14		Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.13 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1		Pooling and Servicing Agreement dated as of October 1, 1993 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Registration Statement on Form S-1 (No. 33-71502)).

10.2		First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated August 1, 1995 (Exchange Act file number 0-23108)).

10.3		Second Amendment to Pooling and Servicing Agreement dated as of February 29, 1996 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated April 30, 1996 (Exchange Act file number 0-23108)).

10.4		Third Amendment to Pooling and Servicing Agreement dated as of March 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1(d) to the Discover Card Master Trust I Registration Statement on Form 8-A dated April 9, 1998 (Exchange Act file number 0-23108)).

10.5		Fourth Amendment to Pooling and Servicing Agreement dated as of November 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated November 30, 1998 (Exchange Act file number 0-23108)).

10.6		Fifth Amendment to Pooling and Servicing Agreement dated as of March 30, 2001 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated March 30, 2001 (Exchange Act file number 0-23108)).

10.7		Form of Series Supplement between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.7 to the Discover Bank and the Discover Card Master Trust I Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-110560)).

10.8		Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated November 30, 2000 filed by certain senior officers of Morgan Stanley).

10.9		Amendment No. 1 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).

10.10		Amendment No. 2 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.11	*	Amendment No. 3 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003.

10.12†		Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit No.		Description
10.13†		Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.14†		Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.15†		Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.16†		Morgan Stanley DPSP/START Plan (amended and restated effective as of October 1, 2002) (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.17†		Amendment to Morgan Stanley DPSP/START Plan (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.18†	*	Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan).

10.19†	*	Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan).

10.20†		1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.21†		Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.22†		Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.23†	*	1994 Omnibus Equity Plan (amended and restated).

10.24†		Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

10.25†	*	Directors’ Equity Capital Accumulation Plan (amended and restated effective September 16, 2003).

10.26†		Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.27†		Employee Stock Purchase Plan, as amended March 18, 2002 (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.28†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.29†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.30†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.31†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.32†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.33†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.34†	*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan.

10.35†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.36†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999).

10.37†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

Exhibit No.		Description
10.38†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.39†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.40†	*	Amendment to Supplemental Executive Retirement Plan.

10.41†		Performance Unit Plan (amended and restated) (Exhibit 10.8 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.42†		1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.43†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders).

10.44†		Amendment to 1995 Equity Incentive Compensation Plan (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.45†		1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.46†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.47†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.48†		Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.49†		MSDWI Branch Manager Compensation Plan, as amended December 11, 2001 (Exhibit 10.46 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.50†		MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.51†	*	Agreement between Morgan Stanley and Robert G. Scott dated as of October 13, 2003.

11		Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*		Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

21*		Subsidiaries of Morgan Stanley.

23.1*		Consent of Deloitte & Touche LLP.

23.2*		Consent of BK Associates, Inc.

23.3*		Consent of Morten Beyer & Agnew, Inc.

23.4*		Consent of Airclaims Limited.

24		Powers of Attorney (included on signature page).

31.1*		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*		Section 1350 Certification of Chief Executive Officer.

32.2*		Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).