Form 10-Q
period 2004-02-29
MORGAN STANLEY
filed 2004-04-08
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

As of March 31, 2004, there were 1,099,211,461 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended February 29, 2004

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov. The Company’s internet site is www.morganstanley.com. The Company makes available free of charge through its internet site, via a link to the SEC’s internet site at www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its internet site, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. The Company makes available on www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. In addition, the Company posts on www.morganstanley.com its Certificate of Incorporation, Bylaws, Charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee as well as its Corporate Governance Policies, its Policy Regarding Shareholder Communication with the Board of Directors, its Policy Regarding Director Candidates Recommended by Shareholders and its Code of Ethics and Business Conduct for its directors, officers and employees. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us at at 1585 Broadway, New York, NY 10036, Attention: Investor Relations (212-761-4000). The information on the Company’s website is not incorporated by reference into this report.

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 29, 2004	November 30, 2003
	(unaudited)
Assets
Cash and cash equivalents	$33,560	$29,692
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $16,423 at February 29, 2004 and $18,957 at November 30, 2003)	26,168	28,526
Financial instruments owned (approximately $98 billion at February 29, 2004 and $73 billion at November 30, 2003 were pledged to various parties):
U.S. government and agency securities	34,371	24,133
Other sovereign government obligations	23,151	21,592
Corporate and other debt	75,387	80,594
Corporate equities	29,572	29,984
Derivative contracts	52,161	44,652
Physical commodities	872	671
Securities purchased under agreements to resell	76,755	78,205
Securities received as collateral	32,286	27,278
Securities borrowed	179,288	153,813
Receivables:
Consumer loans (net of allowances of $1,004 at February 29, 2004 and $1,002 at November 30, 2003)	15,850	19,382
Customers, net	42,342	37,321
Brokers, dealers and clearing organizations	11,571	5,563
Fees, interest and other	6,161	4,349
Office facilities, at cost (less accumulated depreciation of $2,590 at February 29, 2004 and $2,506 at November 30, 2003)	2,436	2,433
Aircraft under operating leases (less accumulated depreciation of $1,106 at February 29, 2004 and $1,041 at November 30, 2003)	4,316	4,407
Goodwill	1,539	1,514
Other assets	9,112	8,734

Total assets	$656,898	$602,843

1

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	February 29, 2004	November 30, 2003
	(unaudited)

Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$27,204	$28,386
Deposits	12,118	12,839
Financial instruments sold, not yet purchased:
U.S. government and agency securities	21,080	17,072
Other sovereign government obligations	20,741	17,505
Corporate and other debt	10,088	10,141
Corporate equities	30,691	25,615
Derivative contracts	43,857	36,242
Physical commodities	3,254	4,873
Securities sold under agreements to repurchase	156,329	147,618
Obligation to return securities received as collateral	32,286	27,278
Securities loaned	76,415	64,375
Payables:
Customers	101,068	96,794
Brokers, dealers and clearing organizations	2,838	5,706
Interest and dividends	2,831	2,138
Other liabilities and accrued expenses	11,041	12,918
Long-term borrowings	78,927	65,600

	630,768	575,100

Capital Units	66	66

Preferred securities subject to mandatory redemption	—	2,810

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at February 29, 2004 and November 30, 2003; Shares issued: 1,211,699,552 at February 29, 2004 and November 30, 2003; Shares outstanding: 1,097,652,112 at February 29, 2004 and 1,084,696,446 at November 30, 2003	12	12
Paid-in capital	4,090	4,028
Retained earnings	28,990	28,038
Employee stock trust	2,946	3,008
Accumulated other comprehensive income (loss)	(99)	(156)

Subtotal	35,939	34,930
Note receivable related to ESOP	(3)	(4)
Common stock held in treasury, at cost, $0.01 par value;
114,047,440 shares at February 29, 2004 and 127,003,106 shares at November 30, 2003	(6,124)	(6,766)
Common stock issued to employee trust	(2,946)	(2,420)
Unearned stock-based compensation	(802)	(873)

Total shareholders’ equity	26,064	24,867

Total liabilities and shareholders’ equity	$656,898	$602,843

See Notes to Condensed Consolidated Financial Statements.

2

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
Revenues:
Investment banking	$829	$589
Principal transactions:
Trading	2,347	1,556
Investments	29	(22)
Commissions	901	673
Fees:
Asset management, distribution and administration	1,072	896
Merchant and cardmember	337	364
Servicing	572	567
Interest and dividends	3,782	3,789
Other	123	86

Total revenues	9,992	8,498
Interest expense	3,489	2,688
Provision for consumer loan losses	262	336

Net revenues	6,241	5,474

Non-interest expenses:
Compensation and benefits	2,712	2,549
Occupancy and equipment	200	196
Brokerage, clearing and exchange fees	224	191
Information processing and communications	320	315
Marketing and business development	254	263
Professional services	318	225
Other	297	309

Total non-interest expenses	4,325	4,048

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,916	1,426
Losses from unconsolidated investees	93	34
Provision for income taxes	552	465
Dividends on preferred securities subject to mandatory redemption	45	22

Net income	$1,226	$905

Earnings per common share:
Basic	$1.14	$0.84

Diluted	$1.11	$0.82

Average common shares outstanding:
Basic	1,078,718,046	1,079,052,442

Diluted	1,106,000,596	1,099,724,140

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
Net income	$1,226	$905
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	43	22
Net change in cash flow hedges	14	(41)

Comprehensive income	$1,283	$886

See Notes to Condensed Consolidated Financial Statements.

4

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,226	$905
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Aircraft-related charges	—	36
Compensation payable in common stock and options	65	(8)
Depreciation and amortization	171	170
Provision for consumer loan losses	262	336
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	2,358	(2,296)
Financial instruments owned, net of financial instruments sold, not yet purchased	2,876	(8,799)
Securities borrowed, net of securities loaned	(13,435)	1,640
Receivables and other assets	(12,438)	(11,046)
Payables and other liabilities	238	3,178

Net cash used for operating activities	(18,677)	(15,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(61)	(207)
Net principal disbursed on consumer loans	73	(4,391)
Sales of consumer loans	3,196	5,919

Net cash provided by investing activities	3,208	1,321

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(1,182)	(5,248)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	12,533	14,971
Deposits	(721)	370
Net proceeds from:
Issuance of common stock	107	97
Issuance of long-term borrowings	13,519	8,296
Issuance of Preferred securities subject to mandatory redemption	—	800
Payments for:
Repayments of long-term borrowings	(4,646)	(4,207)
Repurchases of common stock	—	(170)
Cash dividends	(273)	(249)

Net cash provided by financing activities	19,337	14,660

Net increase in cash and cash equivalents	3,868	97
Cash and cash equivalents, at beginning of period	29,692	29,212

Cash and cash equivalents, at end of period	$33,560	$29,309

See Notes to Condensed Consolidated Financial Statements.

5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), or FIN 46 as revised in December 2003, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 12). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended November 30, 2003 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) in shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the Company’s condensed consolidated statements of income was not material for all periods presented.

The Company also utilizes foreign exchange forward contracts to manage the currency exposure relating to its net monetary investments in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within Accumulated other comprehensive income (loss) in shareholders’ equity, net of tax effects, with the related unrealized amounts due from or to counterparties included in Financial instruments owned or Financial instruments sold, not yet purchased. The interest elements (forward points) on these foreign exchange forward contracts are recorded in earnings.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

municipal bonds, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest and fees (“accrued interest receivable”) on securitized credit card receivables, cash collateral accounts, servicing rights, and rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

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

During the first quarter of fiscal 2004, the Company completed the annual goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s condensed consolidated financial condition or results of operations.

Changes in the carrying amount of the Company’s goodwill for the three months ended February 29, 2004 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2003	$8	$539	$967	$1,514
Translation adjustments	—	25	—	25

Balance as of February 29, 2004	$8	$564	$967	$1,539

3.	Securities Financing and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are treated

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At February 29, 2004	At November 30, 2003
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$7,679	$5,717
Other sovereign government obligations	146	164
Corporate and other debt	14,979	12,089
Corporate equities	4,718	3,477

Total	$27,522	$21,447

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At February 29, 2004 and November 30, 2003, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $575 billion and $511 billion, respectively, and the fair value of the portion that has been sold or repledged was $511 billion and $462 billion, respectively.

The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $2.0 billion at February 29, 2004, the majority of which were related to U.S. agency collateralized mortgage obligation and residential mortgage loan securitization transactions. Net gains at the time of securitization in the quarter ended February 29, 2004 were not material. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter ended February 29, 2004 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation and residential mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at February 29, 2004 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Residential Mortgage Loans
Retained interests (carrying amount/fair value)	$1,122		$629
Weighted average life (in months)	58		28
Credit losses (rate per annum)	—		0.20-15.14%
Impact on fair value of 10% adverse change	—		$(39)
Impact on fair value of 20% adverse change	—		$(73)
Weighted average discount rate (rate per annum)	6.56%		18.38%
Impact on fair value of 10% adverse change	$(24)		$(13)
Impact on fair value of 20% adverse change	$(48)		$(26)
Prepayment speed assumption	173-634	PSA	300-1278	PSA
Impact on fair value of 10% adverse change	$(16)		$(26)
Impact on fair value of 20% adverse change	$(30)		$(32)

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

In connection with its Institutional Securities business, during the quarters ended February 29, 2004 and February 28, 2003, the Company received $12 billion and $16 billion, respectively, of proceeds from new securitization transactions and cash flows from retained interests in securitization transactions of $852 million and $959 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Consumer Loans.

Consumer loans were as follows:

	At February 29, 2004	At November 30, 2003
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$16,854	$20,384
Less:
Allowance for consumer loan losses	1,004	1,002

Consumer loans, net	$15,850	$19,382

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(dollars in millions)
Balance at beginning of period	$1,002	$928
Additions:
Provision for consumer loan losses	262	336
Deductions:
Charge-offs	291	336
Recoveries	(31)	(22)

Net charge-offs	260	314

Balance at end of period	$1,004	$950

Interest accrued on general purpose credit card loans subsequently charged off, recorded as a reduction of interest revenue, was $59 million in the quarter ended February 29, 2004 and $67 million in the quarter ended February 28, 2003. Cardmember fees accrued on general purpose credit card loans subsequently charged off, recorded as a reduction to merchant and cardmember fee revenue, was $40 million in the quarter ended February 29, 2004 and $45 million in the quarter ended February 28, 2003.

At February 29, 2004, the Company had commitments to extend credit for consumer loans of approximately $262 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $3,196 million in the quarter ended February 29, 2004 and $5,919 million in the quarter ended February 28, 2003.

Credit Card Securitization Activities. The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At February 29, 2004, the Company had $9.0 billion of retained interests, including $5.8 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the quarter ended February 29, 2004, the Company completed credit card asset securitizations of $1.9 billion and recognized net securitization gains of $19 million as servicing fees in the Company’s condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $31.5 billion at February 29, 2004 and $29.4 billion at November 30, 2003.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the quarter ended February 29, 2004 were as follows:

Weighted average life (in months)	6.1
Payment rate (rate per month)	18.00%
Credit losses (rate per annum)	6.90%
Discount rate (rate per annum)	14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At February 29, 2004
Residual Interests (carrying amount/fair value)	$276
Weighted average life (in months)	5.6
Weighted average payment rate (rate per month)	17.99%
Impact on fair value of 10% adverse change	$(19)
Impact on fair value of 20% adverse change	$(35)
Weighted average credit losses (rate per annum)	6.88%
Impact on fair value of 10% adverse change	$(81)
Impact on fair value of 20% adverse change	$(160)
Weighted average discount rate (rate per annum)	12.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(5)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

Three Months Ended February 29, 2004
Proceeds from new credit card asset securitizations	$1.9
Proceeds from collections reinvested in previous credit card asset securitizations	$16.4
Contractual servicing fees received	$0.2
Cash flows received from retained interests	$0.4

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At February 29, 2004		Three Months Ended February 29, 2004
			Average Loans	Net Principal Credit Losses
	Loans Outstanding	Loans Delinquent
Managed general purpose credit card loans	$47.3	$2.7	$48.7	$0.8
Less: Securitized general purpose credit card loans	31.5

Owned general purpose credit card loans	$15.8

5.	Long-Term Borrowings.

Long-term borrowings at February 29, 2004 scheduled to mature within one year aggregated $8,698 million.

During the quarter ended February 29, 2004, the Company issued senior notes aggregating $13,575 million, including non-U.S. dollar currency notes aggregating $1,715 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2004, $12 million; 2005, $127 million; 2006, $26 million; 2007, $2,935 million; 2008, $336 million; and thereafter, $10,139 million. In the quarter ended February 29, 2004, $4,646 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6 years at February 29, 2004.

6.	Capital Units, Capital Securities and Junior Subordinated Deferrable Interest Debentures.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both February 29, 2004 and November 30, 2003.

Prior to February 29, 2004, Preferred Securities Subject to Mandatory Redemption (also referred to as “Capital Securities” herein) represented preferred minority interests in certain of the Company’s subsidiaries. Accordingly, dividends paid on Preferred Securities Subject to Mandatory Redemption were presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company has deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the Capital Securities issued by the statutory trusts will no longer be included in the Company’s condensed consolidated statement of financial condition. In future periods, dividends on the junior subordinated deferrable interest debentures will be recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the Company’s condensed consolidated financial position or results of operations. See Note 12 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K.

7.	Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,545 million at February 29, 2004, which exceeded the amount required by $2,731 million. MSDWI’s net capital totaled $1,197 million at February 29, 2004, which exceeded the amount required by $1,085 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 29, 2004, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Treasury Shares.    During the quarter ended February 29, 2004, the Company did not purchase any of its common stock. During the quarter ended February 28, 2003, the Company purchased $170 million of its common stock through open market purchases at an average cost of $38.80 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended
	February 29, 2004	February 28, 2003
Basic EPS
Net income applicable to common shareholders	$1,226	$905

Weighted average common shares outstanding	1,079	1,079

Basic EPS	$1.14	$0.84

Diluted EPS
Net income applicable to common shareholders	$1,226	$905

Weighted average common shares outstanding	1,079	1,079
Effect of dilutive securities:
Stock options	27	20
Convertible debt	—	1

Weighted average common shares outstanding and common stock equivalents	1,106	1,100

Diluted EPS	$1.11	$0.82

At February 29, 2004 and February 28, 2003, there were approximately 35 million and 88 million stock options outstanding, respectively, that were considered antidilutive and therefore were excluded from the computation of diluted EPS.

9.	Commitments and Contingencies.

Letters of Credit.    At February 29, 2004 and November 30, 2003, the Company had approximately $8.6 billion and $7.7 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

Securities Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 29, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $0.5 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.1 billion and $0.7 billion, respectively. At February 29, 2004 and November 30, 2003, the Company’s aggregate investment grade lending commitments were $13.7 billion and $14.2 billion, respectively, and its aggregate non-investment grade lending commitments were $2.8 billion and $1.9 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $5.7 billion at February 29, 2004 and $5.5 billion at November 30, 2003.

Financial instruments sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market at prevailing prices. Consequently, the Company’s ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased may exceed the amounts recognized in the condensed consolidated statements of financial condition.

The Company has commitments to fund other less liquid investments, including at February 29, 2004, $440 million in connection with its private equity and other principal investment activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At February 29, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $36 billion, respectively.

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

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management (see Note 1). These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value” and Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2003, included in the Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses (see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3).

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at February 29, 2004 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at February 29, 2004 and November 30, 2003 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 29, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$32,001	$22,916	$27,280	$18,950
Foreign exchange forward contracts and options	6,143	5,959	5,964	5,561
Equity securities contracts (including equity swaps, warrants and options).	5,411	7,762	4,503	5,781
Commodity forwards, options and swaps	8,606	7,220	6,905	5,950

Total	$52,161	$43,857	$44,652	$36,242

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

The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors.

Selected financial information for the Company’s segments is presented below:

Three Months Ended February 29, 2004	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,577	$1,151	$642	$652	$(74)	$5,948
Net interest	(73)	60	—	306	—	293

Net revenues	$3,504	$1,211	$642	$958	$(74)	$6,241

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,186	$166	$170	$365	$29	$1,916
Losses from unconsolidated investees	93	—	—	—	—	93
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income before taxes	$1,048	$166	$170	$365	$29	$1,778

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended February 28, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$2,393	$934	$524	$591	$(69)	$4,373
Net interest	742	51	1	307	—	1,101

Net revenues	$3,135	$985	$525	$898	$(69)	$5,474

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$942	$61	$100	$290	$33	$1,426
Losses from unconsolidated investees	34	—	—	—	—	34
Dividends on preferred securities subject to mandatory redemption	22	—	—	—	—	22

Income before taxes	$886	$61	$100	$290	$33	$1,370

Total Assets	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At February 29, 2004	$613,495	$18,063	$3,852	$21,747	$(259)	$656,898

At November 30, 2003(1)	$557,546	$16,644	$3,754	$25,185	$(286)	$602,843

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

12.	Variable Interest Entities.

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

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments, that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company has adopted FIN 46 or FIN 46R for all of its variable interests. For these variable interests, the Company has consolidated those VIEs (including financial asset-backed securitization, mortgage-backed securitization, collateral debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company is the primary beneficiary. In limited instances, the Company has deconsolidated VIEs for which it is not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 6 with respect to statutory trusts that had issued Capital Securities. The effect of adopting FIN 46 and FIN 46R did not have a material effect on the Company’s condensed consolidated results of operations or condensed consolidated financial position. As of May 31, 2004, the Company will apply FIN 46R to those variable interests that were previously accounted for under FIN 46.

Institutional Securities.    At February 29, 2004, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $3.1 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company retained either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE and as a result bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended by SFAS No. 149. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At February 29, 2004, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, limited partnership investments and secondary guarantees, was approximately $14.5 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, loan and bond issuing, financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation and affordable housing tax credit fund entities, were approximately $8.7 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at February 29, 2004. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Investment Management.    At February 29, 2004, in connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the Company was neither the primary beneficiary of nor held any significant variable interests in such VIEs due to the modification

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the treatment of fees paid to a decision maker under FIN 46R. FIN 46 included a requirement that expected residual returns include the total amount of fees on a gross basis paid to decision makers instead of including only the variability in such fees as is the guidance in FIN 46R.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company at the end of future quarterly reporting periods.

13.	Guarantees.

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

The Company records all derivative contracts at fair value. For this reason, the Company does not monitor its risk exposure to such derivative contracts based on derivative notional amounts; rather the Company manages its risk exposure on a fair value basis. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative contracts through a variety of risk mitigation strategies, including, but not limited to, entering into offsetting economic hedge positions. The Company believes that the notional amounts of the derivative contracts generally overstate its exposure. For further discussion of the Company’s derivative risk management activities, see Note 10 and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

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

The table below summarizes certain information regarding these guarantees at February 29, 2004:

	Maximum Potential Payout/Notional
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total	Carrying Amount	Collateral/ Recourse
	(dollars in millions)
Derivative contracts	$372,991	$190,030	$211,986	$152,297	$927,304	$17,845	$112
Standby letters of credit and other financial guarantees	338	180	63	27	608	5	128
Market value guarantees	12	18	251	296	577	36	44
Liquidity facilities	—	490	49	144	683	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at February 29, 2004 was $122 million. As of February 29, 2004, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $63 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At February 29, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $196 million. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember airline ticket transaction volume as of February 29, 2004 to the extent that such travel has not yet occurred.

During the quarter ended February 29, 2004, the Company incurred losses related to merchant chargebacks of $1 million and processed aggregate credit card transaction volume of $24.2 billion. The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at February 29, 2004. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At February 29, 2004, the Company had settlement withholdings and escrow deposits of $37 million.

Other.    The Company may, from time to time, in its role as investment banking advisor, be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short-term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor. There were no such arrangements outstanding at February 29, 2004.

14.	Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes. The synthetic fuel produced qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. In the quarters ended February 29, 2004 and February 28, 2003, the Company recorded Losses from unconsolidated investees of $93 million and $34 million, respectively. These losses were more than offset by tax credits of $104 million and $47 million in the quarters ended February 29, 2004 and February 28, 2003, respectively, and tax benefits on the losses of $31 million and $14 million in the quarters ended February 29, 2004 and February 28, 2003, respectively.

15.	Employee Benefit Plans.

The Company maintains various pension and benefit plans to eligible employees (see Note 15 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K).

The components of the Company’s net periodic benefit expense were as follows:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(dollars in millions)
Service cost, benefits earned during the period	$28	$29
Interest cost on projected benefit obligation	33	31
Expected return on plan assets	(32)	(29)
Net amortization and other	6	7

Net periodic benefit expense	$35	$38

16. Aircraft Impairment.

The Company uses “market value” estimates provided by independent appraisers to estimate fair value for its impaired aircraft. Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value.” The charge is reflected in Other expenses in the Company’s condensed consolidated statements of income for the quarter ended February 28, 2003. The results of the aircraft financing business are included in the Company’s Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an aircraft may not be recoverable. The Company reviewed the carrying value of its aircraft portfolio for impairment during the second quarter of fiscal 2003 given the difficult conditions existing in the commercial aircraft industry at the time, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines. The Company believes that there have not been any events or changes in circumstances within its aircraft business or in the market conditions of the industry since the second quarter of fiscal 2003 that would indicate that the carrying value of its aircraft has been further impaired and, accordingly, an additional review for impairment has not been required since that date.

In the second quarter of fiscal 2003, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. To determine each aircraft’s fair value, the Company used market value estimates provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million based on the average market value provided by independent appraisers in the second quarter of fiscal 2003.

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

If the Company chose to liquidate its entire fleet ($4.3 billion carrying value at February 29, 2004) at this time, which is not currently contemplated, the Company believes that, given current market conditions and based upon the range of values provided by independent appraisers at the last impairment date (May 31, 2003), it could be forced to accept a value for its entire fleet that is substantially lower (up to approximately 30%) than the carrying value of the fleet. The Company has not recorded an impairment charge of this magnitude because at the last impairment date, there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.  Subsequent Event

On April 6, 2004, Morgan Stanley Capital International Inc. (“MSCI”), a majority-owned subsidiary of the Company, announced the signing of a definitive merger agreement pursuant to which the Company would acquire Barra, Inc. (“Barra”), a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The acquisition price will be $41.00 per share in cash, or an aggregate consideration of approximately $816 million. Barra’s operations will be combined with MSCI following the close of the transaction, which has been approved by the Boards of Directors of both the Company and Barra. The transaction is currently expected to close during the third or fourth quarter of fiscal 2004, subject to regulatory and Barra shareholder approval, and customary closing conditions.

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries as of February 29, 2004, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 29, 2004 and February 28, 2003. These condensed consolidated financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2003, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003; and, in our report dated February 23, 2004, (which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning and investment advisory services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

The Company’s results of operations may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item I, “Certain Factors Affecting Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Competition” and “Regulation” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (the “Form 10-K”).

The Company’s results of operations for the three month periods ended February 29, 2004 and February 28, 2003 are discussed below.

Results of Operations.

Executive Summary.

Financial Information (unaudited).

	Three Months Ended
	February 29, 2004	February 28, 2003(1)
Net revenues (dollars in millions):
Institutional Securities	$3,504	$3,135
Individual Investor Group	1,211	985
Investment Management	642	525
Credit Services	958	898
Intersegment Eliminations	(74)	(69)

Consolidated net revenues	$6,241	$5,474

Income before taxes(2) (dollars in millions):
Institutional Securities	$1,186	$942
Individual Investor Group	166	61
Investment Management	170	100
Credit Services	365	290
Intersegment Eliminations	29	33

Consolidated income before taxes	$1,916	$1,426

Consolidated net income	$1,226	$905

Basic earnings per common share	$1.14	$0.84

Diluted earnings per common share	$1.11	$0.82

Statistical Data (unaudited).
Return on average common equity	19.2%	16.3%
Effective income tax rate	31.0%	34.0%
Consolidated Assets Under Management or Supervision (dollars in billions):
Equity	$231	$155
Fixed Income	124	129
Money Market	65	67
Other(3)	75	53

Total(4)	$495	$404

Worldwide employees	50,979	54,493
Institutional Securities:
Mergers and acquisitions announced transactions(5):
Rank	2	2
Global equity and equity-linked issues(5):
Rank	1	2
Global debt issues(5):
Rank	4	2
Individual Investor Group:
Global financial advisors	10,832	12,056
Total client assets (dollars in billions)	$595	$498
Fee-based assets as a percentage of total client assets	24%	21%
Investment Management:
Assets under management or supervision (dollars in billions)	$380	$323
Percent of fund assets in top half of Lipper rankings(6)	54%	60%
Credit Services (dollars in millions, unless otherwise noted)(7):
Period-end credit card loans—Owned	$15,850	$20,847
Period-end credit card loans—Managed	$47,336	$51,811
Average credit card loans—Owned	$17,880	$22,305
Average credit card loans—Managed	$48,667	$52,802
Net principal charge-off rate—Owned	5.81%	5.55%
Net principal charge-off rate—Managed	6.31%	6.17%
Transaction volume (dollars in billions)	$24.2	$26.1

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Represents consolidated income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption.
(3)	Amounts include alternative investment vehicles.
(4)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(5)	Source: Thomson Financial—January 1, 2004 to February 29, 2004 and January 1, 2003 to February 28, 2003, respectively.
(6)	Source: Lipper, one-year performance as of February 29, 2004 and February 28, 2003, respectively.
(7)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

First	Quarter 2004 Performance.

Company Results.    The Company recorded net income of $1,226 million, a 35% increase from last year’s first quarter, and diluted earnings per share of $1.11, a 35% increase from last year’s first quarter. Net revenues (total revenues less interest expense and the provision for loan losses) rose 14% to $6.2 billion and the return on average common equity was 19.2% as compared with 16.3% in the first quarter of 2003.

Total non-interest expenses were $4.3 billion, an increase of 7% from the prior year. The majority of the increase was attributable to higher compensation and benefits expense, which rose 6% and reflected higher net revenues. Higher professional services expense, which rose 41% primarily due to higher consulting costs, also contributed to the increase.

The Company’s consolidated effective income tax rate was 31.0% for the quarter ended February 29, 2004 as compared with 29.0% for the fiscal year ended November 30, 2003. The increase primarily reflected higher tax rates applicable to non-U.S. earnings.

Business activity, which had increased in the second half of fiscal 2003, continued to be strong in the first quarter of 2004. The Company believed at fiscal year-end 2003 that it was well positioned to capitalize on an improving business environment, and its first quarter results appear to bear this out — net revenues in each business segment were higher than the previous quarter for the first time since 1998.

Institutional Securities.    The Company’s Institutional Securities business recorded income before taxes of $1,186 million, an increase of 26% over last year’s first quarter. Net revenues rose 12% to $3.5 billion, supported by the Company’s fixed income business as well as an improved environment in equity underwriting and trading during the quarter.

In investment banking, total underwriting revenues rose 51% to $507 million from last year’s first quarter. Equity underwriting revenues increased nearly 150%, reflecting higher industry-wide equity new issuance activity from a weak first quarter 2003. Fixed income underwriting revenues declined 7% from a year ago, reflecting a modest decline in industry-wide activity from high levels the previous year. Advisory revenues were $232 million, up 40% from first quarter 2003. The Company continued to benefit from its client-focused strategy as market share improved in key areas. According to Thomson Financial, for the calendar year-to-date, the Company ranked second in announced global mergers, acquisitions and restructuring transactions with a 45% market share; first in worldwide equity and equity- related issuances with a 14% market share; first in worldwide initial public offerings with a 29% market share; and fourth in global debt issuances with a 7% market share.

Fixed income sales and trading net revenues increased slightly from last year’s first quarter to a record $1.7 billion. Revenues were higher in both credit products and interest rate and currency products. Equity sales and trading net revenues were $1.1 billion, a 13% increase from a year ago and the highest total since the second quarter of 2001, reflecting higher revenues from the Company’s Prime Brokerage business and from cash products.

Individual Investor Group.    The Individual Investor Group recorded pretax income of $166 million as compared with $61 million in the first quarter of 2003. Net revenues increased 23% to $1.2 billion, as renewed investor interest in equities drove a 49% increase in commissions, and asset management, distribution and administration fees rose 22% on higher asset levels. The Company also continued to benefit from the structural changes it had made in the business over the past few years. Total client assets were $595 billion, an increase of $97 billion from the end of last year’s first quarter. Client assets in fee-based accounts increased 36% from a year ago to $143 billion, and the percentage of total client assets in fee-based accounts continued to increase, reaching 24% compared with 21% a year ago. At quarter-end, the number of global financial advisors was 10,832, a decrease of 254 for the quarter and 1,224 over the past year.

Investment Management.    Investment Management recorded pretax income of $170 million, a 70% increase from last year’s first quarter. Higher net revenues of $642 million as compared with $525 million in the first quarter of 2003 reflected both an increase in average assets under management and a more favorable asset mix due to improving equity markets. Investment Management’s assets under management increased $57 billion, or 18%, from a year ago to $380 billion, primarily as a result of market appreciation. At quarter-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings for one year was 54% as compared to 60% percent a year ago.

Credit Services.    Credit Services pretax income was a record $365 million, up 26% from the first quarter of 2003, driven by favorable financing costs and improved credit quality, partially offset by lower merchant and cardmember fees. Managed credit card loans of $47.3 billion at quarter end were 9% lower than a year ago, mainly due to lower balance transfer volume as the Company decreased its promotional efforts to focus on improving profitability. The managed credit card net charge-off rate was 6.31%, 14 basis points higher than a year ago. The increase in the net charge-off rate from last year’s first quarter was driven by a $4.1 billion decline in average credit card loan balances, which more than offset a decline in net charge-off dollars. The net charge-off rate fell from the fourth quarter of fiscal 2003 as Discover’s bankruptcy losses dropped to their lowest level in nearly three years. The managed over-30-day delinquency rate declined 53 basis points to 5.80%, and the over-90-day delinquency rate declined nine basis points to 2.86% from the first quarter of fiscal 2003.

Global Market and Economic Conditions in the Quarter Ended February 29, 2004.

The improvement in global market and economic conditions that began during the second half of fiscal 2003 generally continued during the quarter ended February 29, 2004.

In the U.S., the strong rate of economic expansion that was experienced during the second half of 2003 continued into the quarter. Accommodative fiscal and monetary policies, supported by robust productivity gains, continued to have a favorable impact on U.S. economic performance. The rate of unemployment stabilized, although there were continued concerns over the sustainability of the economy’s recovery in light of the relatively low level of employment growth. The rate of inflation remained relatively low, despite rising energy prices. Corporate earnings were also generally strong, and major equity market indices rose during the quarter.

In Europe, the gradual recovery in economic activity that occurred in the second half of 2003 continued into early 2004. Consumer confidence increased during the quarter, and corporate earnings improved, although the rate of unemployment remained relatively high. The euro and the pound sterling continued to appreciate against the U.S. dollar, raising concern about price competitiveness of euro and U.K. exports. In February 2004, the Bank of England raised the benchmark interest rate by 0.25%.

In Japan, the economy continued to exhibit signs of recovery. Economic growth during the fourth calendar quarter was very strong, primarily due to higher investment spending and exports. In early 2004, favorable economic data and the overall improvement in global economic activity increased expectations that Japan’s recovery would continue. Economies elsewhere in Asia also improved, particularly in China.

Overall global market and economic conditions through the first half of the second fiscal quarter have also been generally favorable. The level of activity in the global capital markets continued to be higher than in the comparable prior year period, while economic data in the U.S. remained positive. However, geopolitical risk is still a concern, as demonstrated by the markets’ reaction to the terrorist attacks that occurred in Madrid, Spain in March 2004.

Subsequent Event.

On April 6, 2004, Morgan Stanley Capital International Inc. (“MSCI”), a majority-owned subsidiary of the Company, announced the signing of a definitive merger agreement pursuant to which the Company would acquire Barra, Inc. (“Barra”), a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The acquisition price will be $41.00 per share in cash, or an aggregate consideration of approximately $816 million. Barra’s operations will be combined with MSCI following the close of the transaction, which has been approved by the Boards of Directors of both the Company and Barra. The transaction is currently expected to close during the third or fourth quarter of fiscal 2004, subject to regulatory and Barra shareholder approval, and customary closing conditions.

Business Segments.

The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors. Income before taxes in Intersegment Eliminations was $29 million in the quarter ended February 29, 2004 and $33 million in the quarter ended February 28, 2003.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$739	$501
Principal transactions:
Trading	2,206	1,402
Investments	16	(10)
Commissions	505	415
Asset management, distribution and administration fees	34	23
Interest and dividends	3,225	3,194
Other	77	62

Total revenues	6,802	5,587
Interest expense	3,298	2,452

Net revenues	3,504	3,135

Non-interest expenses	2,318	2,193

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,186	942
Losses from unconsolidated investees	93	34
Dividends on preferred securities subject to mandatory redemption	45	22

Income before taxes	$1,048	$886

Institutional Securities achieved net revenues of $3,504 million and income before taxes of $1,048 million in the quarter ended February 29, 2004, increases of 12% and 18%, respectively, from the comparable period of fiscal 2003. Net revenues reached their highest level since the second quarter of fiscal 2000, reflecting higher revenues from investment banking and equity and fixed income sales and trading activities. The increase in income before taxes primarily reflected higher net revenues, partially offset by higher non-interest expenses.

Investment Banking.    Investment banking revenues increased 48% reflecting higher revenues from equity underwriting transactions and from merger, acquisition and restructuring activities. The levels of revenues recorded during the quarter were the highest since the second quarter of fiscal 2001.

Revenues from merger, acquisition and restructuring activities were $232 million, an increase of 40% from the comparable period of fiscal 2003. The increase reflected higher merger, acquisition and restructuring transaction activity across several sectors, particularly in financial services, technology, energy and healthcare. The market for such transactions was positively affected by an improved global economy and increased activity in the global equity markets, and the number and size of announced strategic transactions increased as compared with the prior year.

Underwriting revenues were $507, an increase of 51% from the comparable period of fiscal 2003.

Equity underwriting revenues were $314 million, an increase of 147% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity as compared with weak volume in the first quarter of fiscal 2003. The higher volume of global equity offerings in the quarter ended February 29, 2004 was across all regions and several sectors, including technology, media and telecommunications, financial services and healthcare.

Fixed income underwriting revenues were $193 million, a decrease of 7%, reflecting a modest decline in industry-wide transaction activity from high levels achieved in the comparable prior year period. Improved economic conditions have led to a reduced need for debt financing, despite the low interest rate environment.

The Company’s backlog of merger, acquisition and restructuring transactions and equity underwriting transactions were significantly higher at February 29, 2004 as compared with the prior year, generally reflecting improved global market and economic conditions.

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

Sales and trading revenues include the following:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(dollars in millions)
Equities	$1,105	$977
Fixed income(1)	1,651	1,635

(1)	Amounts include interest rate and currency products, credit products and commodities.

Total sales and trading revenues increased 3%.

Equity sales and trading revenues increased 13%, reaching the highest total since the second quarter of fiscal 2001. The increase was driven by higher revenues in the Company’s global cash businesses, including Europe and the Far East, resulting from higher market volume. Despite historically low levels of volatility, conditions in the global equity markets were generally more favorable as compared with the prior year period, including higher levels of inflows into equity mutual funds. Higher revenues in the Company’s prime brokerage business, which were driven by increases in customer balances, also contributed to the increase.

Fixed income sales and trading revenues increased 1% to a record level, reflecting a slight increase from last year’s then record results. Revenues were higher from both credit products, which increased 43%, and interest rate and currency products, which increased 2%. Credit product revenues, including securitized products and high yield fixed income securities, benefited from increased securitization flows in commercial and residential whole loans, strong customer volumes and tightening credit spreads. Credit spreads continued to trade within a tight range as investors searched for yield in a low interest rate environment. Interest rate and currency product revenues benefited from favorable trading conditions in foreign currency products, tax-exempts and emerging market fixed income securities. Higher levels of volatility in developed market currencies, interest rates and emerging markets presented trading opportunities, particularly in the early part of the quarter. Commodities revenues decreased 46% from the record revenues recorded in the prior year. The decrease primarily reflected lower revenues from electricity, natural gas and oil products. Although lower than the record revenues achieved in the first quarter of fiscal 2003, revenues from oil products in the quarter ended February 29, 2004 were strong, reflecting volatile markets that trended higher, increased demand in Asia and tighter inventory levels.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as the Company’s corporate lending activities. In the quarter ended February 29, 2004, sales and trading revenues associated with corporate lending activities increased by approximately $40 million due to improved conditions in the credit markets as tighter credits spreads had a marginal impact on the Company’s loan positions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 48% due to higher fees associated with the Company’s real estate investment and advisory activities, primarily due to the Company’s acquisition of a majority of the U.S. real estate equity investment management business of Lend Lease Corporation in November 2003.

Other.    Other revenues increased 24%. The increase was primarily attributable to higher miscellaneous revenue items, partially offset by lower revenues from the Company’s aircraft financing business, reflecting lower lease rates in the first quarter of fiscal 2004.

Net revenues from the Company’s aircraft financing business continued to be adversely affected by the slowdown in the commercial aircraft industry that began in 2001. In fiscal 2002 and fiscal 2003, declining aircraft passenger volume, overcapacity of aircraft and financial difficulties experienced by major airlines contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. These conditions improved somewhat toward the end of fiscal 2003 and in the first quarter of fiscal 2004. At February 29, 2004, the number of the Company’s aircraft that were unleased or not committed to a lease transaction had decreased from the prior year. However, lease rates had generally declined during fiscal 2003.

Non-Interest Expenses.    Non-interest expenses increased 6% in the quarter ended February 29, 2004. Compensation and benefits expense increased 5%, primarily due to higher incentive-based compensation, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 8% reflecting increased business activity associated with an improved operating environment. Brokerage, clearing and exchange fees increased 23%, primarily reflecting higher global securities trading volumes. Professional services expense increased 34%, primarily due to higher consulting costs. Other expenses decreased 26%, primarily reflecting lower accruals for legal matters and a $36 million charge in the first quarter of fiscal 2003 to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). In addition, the first quarter of fiscal 2003 included accruals of $57 million related to IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$77	$80
Principal transactions:
Trading	141	154
Investments	4	6
Commissions	417	280
Asset management, distribution and administration fees	472	386
Interest and dividends	93	89
Other	40	28

Total revenues	1,244	1,023
Interest expense	33	38

Net revenues	1,211	985

Non-interest expenses	1,045	924

Income before taxes	$166	$61

Individual Investor Group net revenues were $1,211 million in the quarter ended February 29, 2004, an increase of 23% from the comparable period of fiscal 2003. Individual Investor Group income before income taxes was $166 million in the quarter ended February 29, 2004 as compared with $61 million in the comparable period of fiscal 2003. The increase in net revenues was primarily attributable to higher commission revenues and asset management, distribution and administration fees. The increase in income before income taxes was primarily due to higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

The results for the Individual Investor Group in the quarter ended February 29, 2004 benefited from higher individual investor participation in the U.S. equity markets and positive inflows into equity mutual funds. Client assets were $595 billion at February 29, 2004. Approximately 15% of the increase in client assets, which rose $97 billion during the period from March 1, 2003 to February 29, 2004, was due to net new customer inflows.

Investment Banking.    Investment banking revenues decreased 4% primarily due to lower revenues from the distribution of equity products, partially offset by higher revenues from the underwriting of Unit Investment Trust products.

Principal Transactions.    Principal transaction trading revenues decreased 8% reflecting lower revenues from fixed income products, including government, municipal and corporate fixed income securities, as individual investors shifted from fixed income to equity products.

Commissions.    Commission revenues increased 49% due to higher customer trading volumes as individual investor participation in the U.S. equity markets increased.

Net Interest.    Net interest revenues increased 18% primarily due to higher net interest revenues from brokerage services provided to individual customers as a result of an increase in the level of customer margin loans and a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 22%. The increase was primarily attributable to higher fees from investors electing fee-based pricing arrangements, including separately managed and Morgan Stanley ChoiceSM accounts, reflecting an increase in client asset balances during the quarter. The increase in client asset balances was primarily due to market appreciation, reflecting improvement in the global financial markets.

Other.    Other revenues increased 43% primarily due to higher revenues from miscellaneous customer service and account fees.

Non-Interest Expenses.    Non-interest expenses increased 13% primarily attributable to higher compensation and benefits expense, which increased 11%, principally reflecting higher incentive-based compensation due to higher levels of net revenues. This increase was partially offset by reduced costs reflecting lower employment levels. Excluding compensation and benefits expense, non-interest expenses increased 19%. Professional services expense increased 48% largely due to higher sub-advisory fees related to the Investment Consulting Services business, as well as higher consulting fees. Other expenses increased 73%, primarily resulting from an increase in accruals of approximately $30 million related to legal matters within the branch system.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$13	$8
Principal transactions:
Investments	9	(18)
Commissions	8	4
Asset management, distribution and administration fees	603	523
Interest and dividends	2	2
Other	9	7

Total revenues	644	526
Interest expense	2	1

Net revenues	642	525

Non-interest expenses	472	425

Income before taxes	$170	$100

Investment Management net revenues for the quarter ended February 29, 2004 were $642 million, an increase of 22% from the comparable period of fiscal 2003. Investment Management income before income taxes for the quarter ended February 29, 2004 was $170 million, an increase of 70% from the comparable period of fiscal 2003. The increase in net revenues primarily reflected higher fee-based revenues due to an increase in average assets under management or supervision and a more favorable average asset mix. The increase in average assets under management was primarily attributable to market appreciation, reflecting improved conditions in the global financial markets as compared with the prior year. The increase in income before income taxes was primarily due to higher net revenues, partially offset by an increase in non-interest expenses, including higher compensation costs.

During the quarter, the Company announced that a team of investment professionals from the private equity business will establish an independent private equity firm that will manage, through a long-term subadvisory role, the Morgan Stanley Capital Partners (“MSCP”) funds. The Company will continue as general partner for the MSCP funds and retain its limited partner interests. The Company will operate its other existing principal and real estate investment vehicles (which are included in the Institutional Securities business) as before and will actively pursue additional principal investing opportunities for its clients.

Investment Banking.    Investment banking revenues increased 63% reflecting a higher volume of Unit Investment Trust sales.

Principal Transactions.    Principal transaction net investment gains aggregating $9 million were recognized in the quarter ended February 29, 2004 as compared with net losses of $18 million in the quarter ended February 28, 2003. Results in the quarter ended February 29, 2004 were primarily related to realized gains in the Company’s private equity portfolio as contrasted to unrealized losses in the Company’s private equity portfolio in the quarter ended February 28, 2003.

Commissions.    Commission revenues increased 100% reflecting higher sales volume of certain fund products.

Asset Management, Distribution and Administration Fees.    Investment Management’s period end and average customer assets under management or supervision were as follows:

			Average For the Three Months Ended
	At February 29, 2004	At February 28, 2003	February 29, 2004	February 28, 2003
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$200	$177	$198	$182
Institutional	180	146	172	148

Total	$380	$323	$370	$330

Assets under management or supervision by asset class:
Equity	$186	$126	$178	$132
Fixed income	111	118	111	118
Money market	62	64	61	64
Other(1)	21	15	20	16

Total	$380	$323	$370	$330

(1)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees increased 15%, reflecting higher fund management and administration fees resulting from higher average assets under management or supervision and a more favorable average asset mix.

As of February 29, 2004, customer assets under management or supervision increased $57 billion from February 28, 2003. The increase was primarily due to market appreciation, reflecting improvement in the global equity markets.

Non-Interest Expenses.    Non-interest expenses increased 11%. Compensation and benefits expense increased 30%, principally reflecting higher incentive-based compensation costs due to a higher level of revenues. Excluding compensation and benefits expense, non-interest expenses increased 3%. Professional services expenses increased 69%, primarily reflecting an increase in sub-advisory and consulting fees. Marketing and business development expenses decreased 36%, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 4%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current period due to a decrease in past sales of certain open-end funds.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Fees:
Merchant and cardmember	$337	$364
Servicing	572	567
Other	5	(4)

Total non-interest revenues	914	927

Interest revenue	480	546
Interest expense	174	239

Net interest income	306	307
Provision for consumer loan losses	262	336

Net credit income	44	(29)

Net revenues	958	898

Non-interest expenses	593	608

Income before taxes	$365	$290

Credit Services net revenues were $958 million in the quarter ended February 29, 2004, an increase of 7% from the comparable period of fiscal 2003. Credit Services achieved record income before income taxes of $365 million in the quarter ended February 29, 2004, an increase of 26% from the comparable period of fiscal 2003. The increase in net revenues was primarily attributable to a lower provision for consumer loan losses, partially offset by lower merchant and cardmember fees. The increase in income before income taxes reflected higher net revenues and lower non-interest expenses.

Credit Services results for the quarter ended February 29, 2004 are not necessarily indicative of what results may be for the remainder of fiscal 2004. The level of general purpose credit card loans at the end of the period was lower than the average for the quarter ended February 29, 2004. Interest rate spreads are currently at historically high levels, and competition remains intense. Net gains on securitizations and whole loan sales may vary due to the timing and size of transactions. Fee revenues, including late and overlimit fees, are expected to continue to decline, due in part to improved credit quality. In addition, Credit Services first quarter results have historically benefited from seasonal patterns of higher retail purchasing.

Merchant and Cardmember Fees.    Merchant and cardmember fees decreased 7%. The decrease was due to lower late payment fees and higher cardmember rewards, partially offset by higher balance transfer fees and merchant discount revenue. The decline in late payment fees reflected fewer delinquent accounts, partially offset by lower charge-offs of late payment fees. Balance transfer fees increased as a result of the Company’s increased focus on improving balance transfer profitability, partially offset by lower balance transfer volume. The increase in merchant discount revenue was due to higher sales volume.

In response to industry-wide regulatory guidance, the Company continues to review its overlimit fee assessment policies. The Company may revise the criteria under which a cardmember who is over their credit limit is charged a fee; this may result in lower cardmember fee revenue in future periods.

Servicing Fees.    The Company completed credit card asset securitizations of $1.9 billion in the quarter ended February 29, 2004 and $4.2 billion in the comparable period of fiscal 2003. The credit card asset securitization transactions completed in the quarter ended February 29, 2004 have expected maturities ranging from approximately five to seven years from the date of issuance.

The table below presents the components of servicing fees:

	Three Months Ended
	February 29, 2004	February 28, 2003
	(dollars in millions)
Merchant and cardmember fees	$182	$184
Interest revenue	1,044	1,034
Other revenue	30	57
Interest expense	(176)	(202)
Provision for consumer loan losses	(508)	(506)

Servicing fees	$572	$567

Servicing fees increased 1% reflecting higher net interest cash flows, largely offset by lower Other revenue. Higher net interest cash flows were driven primarily by the lower interest rate environment, including the favorable impact of maturing fixed rate securitizations and higher levels of lower cost floating rate securitizations. The decrease in the Other revenue component of servicing fees was attributable to lower levels of general purpose credit card and mortgage loan securitization transactions during the first quarter of fiscal 2004 as compared with the comparable period in fiscal 2003. This decrease was partially offset by higher mortgage whole loan sales in the first quarter of fiscal 2004. Net gains from securitizations and mortgage whole loan sales of $22 million and $53 million were recorded in the quarters ended February 29, 2004 and February 28, 2003, respectively.

Net Interest Income.    Net interest income in the quarter ended February 29, 2004 was relatively unchanged from the comparable period of fiscal 2003, as a decline in interest revenue was offset by lower interest expense. The decline in interest revenue was due to a decrease in average general purpose credit card loans, partially offset by a higher yield. The decrease in average general purpose credit card loans was primarily due to a lower level of balance transfer volume and a higher level of average securitized loans. The higher yield on general purpose credit card loans was primarily due to higher rates charged to higher risk cardmembers and a decline in the percentage of loan balances subject to promotional rates, partially offset by a higher level of net interest charge-offs. The decrease in interest expense was primarily due to a lower level of average interest bearing liabilities and a decrease in the Company’s average cost of borrowings. The Company’s average cost of borrowings was 4.1% for the quarter ended February 29, 2004 as compared with 4.5% in the quarter ended February 28, 2003. The decline in the average cost of borrowings reflected the lower interest rate environment and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing.

The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters ended February 29, 2004 and February 28, 2003 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended
	February 29, 2004			February 28, 2003
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$17,880	10.13%	$450	$22,305	9.26%	$509
Other consumer loans	1,351	5.28	18	1,750	5.43	24
Investment securities	104	0.78	—	68	0.99	—
Other	2,680	1.81	12	2,638	1.98	13

Total interest earning assets	22,015	8.77	480	26,761	8.27	546
Allowance for loan losses	(996)			(933)
Non-interest earning assets	2,474			2,406

Total assets	$23,493			$28,234

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$739	0.85%	$2	$869	1.00%	$2
Brokered	9,583	5.12	122	10,613	5.52	145
Other time	1,964	3.45	17	1,679	4.66	19

Total interest bearing deposits	12,286	4.60	141	13,161	5.11	166
Other borrowings	4,967	2.70	33	8,230	3.61	73

Total interest bearing liabilities	17,253	4.05	174	21,391	4.53	239
Shareholder’s equity/other liabilities	6,240			6,843

Total liabilities and shareholder’s equity	$23,493			$28,234

Net interest income			$306			$307

Net interest margin(1)			5.60%			4.65%
Interest rate spread(2)		4.72%			3.74%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended February 29, 2004 vs. February 28, 2003
	Increase/(Decrease) due to Changes in:
Increase/(Decrease) due to Changes in:	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$(101)	$42	$(59)
Other consumer loans	(5)	(1)	(6)
Other	—	(1)	(1)

Total interest revenue	(97)	31	(66)

Interest Expense
Interest bearing deposits:
Brokered	(14)	(9)	(23)
Other time	3	(5)	(2)

Total interest bearing deposits	(11)	(14)	(25)
Other borrowings	(29)	(11)	(40)

Total interest expense	(46)	(19)	(65)

Net interest income	$(51)	$50	$(1)

In response to industry-wide regulatory guidance, the Company continues to review the minimum payment requirements on its general purpose credit card loans. A change in the minimum payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenues and charge-offs.

Provision for Consumer Loan Losses.    The provision for consumer loan losses decreased 22% primarily due to lower net principal charge-offs. In addition, a $22 million increase in the allowance for loan losses was recorded in the quarter ended February 28, 2003, while no additions were recorded in the quarter ended February 29, 2004. The decline in net charge-offs reflected lower bankruptcy charge-offs driven by a decline in U.S. bankruptcy filings. Despite the decline in net charge-off dollars, the net principal charge-off rates increased in both the owned and managed portfolio as compared with the comparable period of fiscal 2003, reflecting the lower level of general purpose credit card loans.

Delinquencies.    Delinquency rates in both the over 30- and over 90-day categories were lower in both the owned and managed portfolios at February 29, 2004 as compared with February 28, 2003, reflecting improvements in portfolio credit quality, including the favorable impact of improving U.S. economic conditions on the portfolio.

Non-Interest Expenses.    Non-interest expenses decreased 2% in the quarter ended February 29, 2004 from the comparable period of fiscal 2003. Compensation and benefits expense decreased 7%, reflecting a decrease in personnel costs due to lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003. Excluding compensation and benefits expense, non-interest expenses were relatively unchanged, as lower marketing and business development expense was offset by higher professional services expense. Marketing and business development expense decreased 7% due to lower direct mail costs and other marketing expenses. Professional services expense increased 27% reflecting increased costs associated with enhanced credit and collection strategies.

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

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended
	February 29, 2004			February 28, 2003
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$17,880	10.13%	6.08%	$22,305	9.26%	4.73%
Securitized	30,787	13.40%	11.20%	30,497	13.61%	10.96%

Managed	$48,667	12.20%	9.35%	$52,802	11.78%	8.36%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended
	February 29, 2004			February 28, 2003
		Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$15,850	5.17%	2.54%	$20,847	5.60%	2.63%
Securitized	31,486	6.11%	3.01%	30,964	6.82%	3.17%

Managed	$47,336	5.80%	2.86%	$51,811	6.33%	2.95%

	Three Months Ended
	February 29, 2004	February 28, 2003
Net Principal Charge-offs
Owned	5.81%	5.55%
Securitized	6.60%	6.63%
Managed	6.31%	6.17%

Net Total Charge-offs (inclusive of interest and fees)
Owned	7.94%	7.57%
Securitized	9.50%	9.11%
Managed	8.93%	8.46%

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K), the following may involve a higher degree of judgment and complexity.

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

The following table presents the valuation of the Company’s cash products by level of price transparency (dollars in millions):

	At February 29, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$154,432	$85,698	$147,032	$75,058
Reduced or no price transparency	8,921	156	9,942	148

Total	$163,353	$85,854	$156,974	$75,206

The Company’s derivative products include exchange-traded and OTC derivatives. Exchange-traded derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. OTC derivatives, whose fair value is derived using pricing models, include a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts.

The following table presents the fair value of the Company’s exchange traded and OTC derivative assets and liabilities (dollars in millions):

	At February 29, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$2,128	$4,747	$2,306	$3,091
OTC	50,033	39,110	42,346	33,151

Total	$52,161	$43,857	$44,652	$36,242

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or related financial instruments. The Company’s trading divisions, the Controllers Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon valuation information obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 16 to the condensed consolidated financial statements).

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

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects and provides some protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s securities inventories, underwritings, principal investments, private equity activities, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity. At February 29, 2004, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $29.0 billion.

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

Liquidity Reserve

Maintain, at all times, a liquidity reserve in the form of immediately available cash and cash equivalents to cover volatility in day-to-day funding needs. The reserve is periodically assessed and determined based on funding volatility and liquidity targets and averaged approximately $25 billion during the quarter ended February 29, 2004.

Contingency Planning

Maintain the Company’s Contingency Funding Plan to ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the Company’s businesses. The Company’s Contingency Funding Plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Also see “Commitments” herein.

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

The Balance Sheet.

The Company’s total assets increased to $656.9 billion at February 29, 2004 from $602.8 billion at November 30, 2003. The increase was primarily due to increases in securities borrowed and receivables from brokers, dealers and clearing organizations and customers largely due to growth in the Company’s equity financing related activities. The increase was also due to increases in financial instruments owned, largely driven by U.S. government and agency securities and derivatives. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses, as measured by aggregate resale agreements and securities borrowed less non-derivative short positions. In addition, the adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill, as the Company does not view this amount of equity as available to support its risk capital needs.

During the quarter ended February 29, 2004, the Company changed the methodology it used to calculate its adjusted leverage ratio to reflect those assets that are not subject to material market, credit, and/or liquidity risk and to enable better comparability across peer companies. The Company previously reported adjusted leverage ratios based on an alternative definition of adjusted assets. Under the prior definition, adjusted leverage ratios would have been 16.3x and 15.4x at February 29, 2004 and November 30, 2003, respectively.

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	February 29, 2004		November 30, 2003
	(dollars in millions, except ratio and per share data)
Total assets	$656,898		$602,843
Less:Securities purchased under agreements to resell	(76,755)		(78,205)
Securities borrowed	(179,288)		(153,813)
Add: Financial instruments sold, not yet purchased	129,711		111,448
Less:Derivative contracts sold, not yet purchased	(43,857)		(36,242)

Subtotal	486,709		446,031
Less: Segregated customer cash and securities balances	(16,935)		(20,705)
Assets recorded under certain provisions of SFAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) or FIN 46 as revised	(39,756)		(35,217)
Goodwill	(1,539)		(1,514)

Adjusted assets	$428,479		$388,595

Shareholders’ equity	$26,064		$24,867
Junior subordinated debt issued to capital trusts(1)	2,897		2,810

Subtotal	28,961		27,677
Less: Goodwill	(1,539)		(1,514)

Tangible shareholders’ equity	$27,422		$26,163

Leverage ratio(2)	24.0	x	23.0	x

Adjusted leverage ratio(3)	15.6	x	14.9	x

Book value per share(4)	$23.75		$22.93

(1)	The Company views the junior subordinated debt issued to capital trusts as a component of its equity capital base given the inherent characteristics of the securities. These characteristics include the long dated nature (final maturity at issuance of thirty years extendable at the Company’s option by a further nineteen years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters, and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(4)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,098 million at February 29, 2004 and 1,085 million at November 30, 2003.

Principal Sources of Funding.

For a discussion of the Company’s funding sources, including committed credit facilities and off-balance sheet funding, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, global and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company’s debt have focused on changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities, and legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At February 29, 2004, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $929 million. Of this amount, $328 million (approximately 33%) relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of March 31, 2004, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Activity in the Quarter Ended February 29, 2004.

During the three months ended February 29, 2004, the Company issued senior notes aggregating $13.6 billion, including non-U.S. dollar currency notes aggregating $1.7 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At February 29, 2004, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $99.8 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6 years at February 29, 2004. Subsequent to February 29, 2004 and through March 31, 2004, the Company’s long-term borrowings (net of repayments) increased by approximately $5 billion.

Commitments.

The Company’s commitments associated with outstanding letters of credit, private equity and other principal investment activities, and lending and financing commitments as of February 29, 2004 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(dollars in millions)
Letters of credit(2)	$8,604	$46	$—	$—	$8,650
Private equity and other principal investments	292	58	8	82	440
Investment grade lending commitments(3)(5)	6,297	3,393	3,410	624	13,724
Non-investment grade lending commitments(3)(5)	1,159	474	448	725	2,806
Commitments for secured lending transactions(4)	7,058	2,753	9	180	10,000
Commitments to purchase mortgage loans(6)	7,555	—	—	—	7,555

Total(1)	$30,965	$6,724	$3,875	$1,611	$43,175

(1)	See Note 9 to the condensed consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(4)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(5)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(6)	This amount represents the Company’s forward purchase contracts involving mortgage loans.

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

At February 29, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $36 billion, respectively.

Less Liquid Assets.

At February 29, 2004, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.4 billion, aircraft assets of $4.3 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At February 29, 2004, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $840 million, of which approximately $330 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments can be characterized by periods of volatility and illiquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s condensed consolidated statements of income. At February 29, 2004 and November 30, 2003, the Company had high-yield instruments owned with a market value of approximately $4.3 billion and $3.7 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $1.0 billion and $0.8 billion, respectively.

Lending Activities.    In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 29, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $0.5 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.1 billion and $0.7 billion, respectively. At February 29, 2004 and November 30, 2003, the aggregate value of loans and positions and lending commitments (see the table on page 54) outstanding was $18.1 billion and $17.8 billion, respectively. In connection with these business activities (including the loans and positions and the lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $5.7 billion at February 29, 2004 and $5.5 billion at November 30, 2003. Requests to provide loans or lending commitments in connection with investment banking activities will continue in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk.    The Company (other than Credit Services) uses 99%/One-Day Value-at-Risk (“VaR”) as one of a range of risk management tools. The Company also presents 95%/One-Day VaR to facilitate comparisons with other global financial services firms. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of trading positions generating market risk are not included in VaR (e.g., certain credit default baskets) and the modeling of the risk characteristics of some positions relies upon approximations that could be significant under certain circumstances (e.g., mortgage-backed securities prepayment risk). For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the following: the Company’s quarter-end Trading & Non-trading VaR for each primary risk exposure and on an aggregate basis at February 29, 2004 and November 30, 2003 (see Table 1 below); the Company’s quarter-end Trading VaR for each primary risk exposure and on an aggregate basis at February 29, 2004 and November 30, 2003 (see Table 2 below); the Company’s average daily Trading VaR for each primary risk exposure and on an aggregate basis for the quarters ended February 29, 2004 and November 30, 2003 (see Table 3 below); and the Company’s quarterly average, high, and low Trading VaR for each primary risk exposure and on an aggregate basis for the quarter ended February 29, 2004 (see Table 4 below). Trading & Non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR, including (a) the funding liabilities related to trading positions and (b) public-company equity positions recorded as principal investments by the Company. Table 3 below, which reports average trading VaR for the current and previous quarter, provides the most representative summary of trends in Trading VaR during the period.

Table 1: Quarter-end Trading & Non-trading VaR	95%/One-Day VaR(1)		99%/One-Day VaR(1)
Primary Market Risk Category	February 29, 2004	November 30, 2003	February 29, 2004	November 30, 2003
	(dollars in millions, pre-tax)
Interest rate and credit spread	$40	$30	$60	$52
Equity price	22	22	31	32
Foreign exchange rate	6	5	10	7
Commodity price	19	15	28	22

Subtotal	87	72	129	113
Less diversification benefit(2)	34	30	54	50

Aggregate VaR	$53	$42	$75	$63

(1)	95% VaR represents the loss amount that one would not expect to exceed, on average, more than five times every one hundred trading days if the portfolio were held constant for a one-day period. 99% VaR represents the loss amount that one would not expect to exceed, on average, more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
(2)	Equals the difference between Aggregate VaR and the sum of the VaR amounts for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits are also taken into account within each category.

Aggregate Trading VaR at February 29, 2004 increased from the quarter ended November 30, 2003, primarily driven by an increase in the interest rate & credit spread VaR contribution to Aggregate VaR. Commodity price VaR increased from the previous quarter-end largely due to a modest increase in energy (i.e., natural gas and electricity) trading exposures; this increase in VaR was largely offset by a higher diversification benefit at the aggregate level.

Table 2: Quarter-end Trading VaR	95%/One-Day Trading VaR		99%/One-Day Trading VaR
Primary Market Risk Category	February 29, 2004	November 30, 2003	February 29, 2004	November 30, 2003
	(dollars in millions, pre-tax)
Interest rate and credit spread	$31	$29	$47	$45
Equity price	20	21	28	30
Foreign exchange rate	6	5	10	7
Commodity price	19	15	28	22

Subtotal	76	70	113	104
Less diversification benefit(2)	33	30	50	46

Aggregate trading VaR	$43	$40	$63	$58

Table 3, below, which presents average Trading VaR, provides a comparative summary of the Company’s average trading market-risk profile for the quarters ended February 29, 2004 and November 30, 2003. Average aggregate Trading VaR for the quarter ended February 29, 2004 remained largely unchanged from the previous quarter.

Table 3: Average Trading VaR	Average Daily 95%/ One-Day VaR		Average Daily 99%/ One-Day VaR
Primary Market Risk Category	Quarter Ended February 29, 2004	Quarter Ended November 30, 2003	Quarter Ended February 29, 2004	Quarter Ended November 30, 2003
	(dollars in millions, pre-tax)
Interest rate and credit spread	$28	$27	$42	$45
Equity price	21	20	30	29
Foreign exchange rate	7	8	11	13
Commodity price	18	17	27	26
Aggregate trading VaR	$42	$41	$62	$61

In order to facilitate comparisons with other global financial services firms that report Trading VaR with respect to a 10-business day holding period, the Company’s 99% and 95% average 10-day Aggregate Trading VaR amounts for the quarter ended February 29, 2004 were $196 million and $134 million, respectively.

Table 4, below, which presents average, high and low Trading VaR, provides a representative summary of the Company’s trading market-risk profile during the course of the quarter ended February 29, 2004.

Table 4: Average/High/Low Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended February 29, 2004			Daily 99%/One-Day VaR for the Quarter Ended February 29, 2004
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions, pre-tax)
Interest rate and credit spread	$32	$24	$28	$47	$39	$42
Equity price	28	16	21	40	24	30
Foreign exchange rate	12	4	7	19	6	11
Commodity price	20	15	18	31	22	27
Aggregate trading VaR	$47	$35	$42	$68	$55	$62

The Company’s average 99%/one-day Aggregate Trading VaR for the quarter ended February 29, 2004 was $62 million. Around this average, the Company’s Aggregate Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate Trading VaR and shows that, for approximately 80% of trading days during the quarter ended February 29, 2004, Aggregate Trading VaR ranged between $57 million and $67 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended February 29, 2004 for the Company’s trading businesses (including net interest and commissions but excluding primary revenue credited to the trading businesses). There were no days during the quarter ended February 29, 2004 in which the Company incurred daily trading losses in its trading business in excess of the 99%/one-day Aggregate trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99% One-day Aggregate VaR reported in Table 4 above.

As of February 29, 2004, interest rate risk exposure associated with the Company’s consumer lending activities, included within Credit Services, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100-basis-point increase in interest rates, had not changed significantly from November 30, 2003.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K. In addition, for a discussion of the Company’s corporate lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Lending Activities” herein.

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at February 29, 2004. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,253	$2,504	$1,766	$6,254	$(2,626)	$9,151	$4,554
AA	5,737	4,415	3,014	9,290	(6,233)	16,223	9,692
A	4,517	3,142	1,962	5,154	(2,582)	12,193	6,781
BBB	3,244	2,097	1,240	3,305	(1,622)	8,264	5,152
Non-investment grade	1,738	535	382	705	(356)	3,004	1,514
Unrated(4)	735	308	141	33	(19)	1,198	183

Total	$17,224	$13,001	$8,505	$24,741	$(13,438)	$50,033	$27,876

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 29, 2004, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-collateral	Net Exposure Post-collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,513	$9,157	$7,242	$23,195	$(12,162)	$31,945	$14,616
Foreign exchange forward contracts and options	5,736	445	103	1	(156)	6,129	5,577
Equity securities contracts (including equity swaps, warrants and options)	1,111	878	427	1,113	(138)	3,391	856
Commodity forwards, options and swaps	5,864	2,521	733	432	(982)	8,568	6,827

Total	$17,224	$13,001	$8,505	$24,741	$(13,438)	$50,033	$27,876

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,066	$7,372	$7,069	$15,533	$(12,162)	$22,878
Foreign exchange forward contracts and options	5,623	386	80	15	(156)	5,948
Equity securities contracts (including equity swaps, warrants and options)	1,350	853	587	412	(138)	3,064
Commodity forwards, options and swaps	5,504	1,915	546	237	(982)	7,220

Total	$17,543	$10,526	$8,282	$16,197	$(13,438)	$39,110

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

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

(a)  The following matter has been commenced against the Company:

Indonesian Litigation.

In November 2003, two proceedings were initiated in the Indonesian District Courts by two members of the Asia Pulp & Paper Group (PT Indah Kiat Pulp & Paper Tbk and PT Lontar Papyrus Pulp & Paper Industry, respectively) against the Company and thirteen other defendants, with respect to two bond issues in 1994 and 1995 in which the Company acted as underwriter. Plaintiffs in both cases are guarantors of the bonds. The claims allege that the bond issues were invalid and contrary to Indonesian law, and they seek annulment of the transactions. Plaintiffs allege damages in the amount of all principal and interest paid under the bonds as well as other amounts.

(b)  The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003:

IPO Fee Litigation.

On February 24, 2004, in In re Public Offering Fee Antitrust Litigation, the court dismissed plaintiffs’ claims for damages on standing grounds, but did not dismiss the claim for injunctive relief.

On March 9, 2004, in In re Issuer Public Offering Fee Antitrust Litigation, the court supplemented its 2002 denial of defendants’ motion to dismiss the claims of the two named plaintiffs on statute of limitations grounds.

Mutual Fund Matters.

Sales Practices.    On February 20, 2004, a derivative action captioned Starr v. Van Kampen Investments Inc., et al., was filed in the U.S. District Court for the Northern District of Illinois on behalf of various Van Kampen mutual funds against the Company, Morgan Stanley DW Inc. (“MSDWI”), Morgan Stanley Investment Advisors Inc. and individual trustees of the funds. The complaint alleges violations concerning Van Kampen’s participation in certain mutual fund marketing programs operated by MSDWI of Section 17 and Rule 17(j)–1(4), Sections 36 and 48 of the Investment Company Act of 1940, Section 206 of the Investment Advisers Act of 1940, and common law breach of fiduciary duty. Plaintiff seeks, among other things, to remove current trustees, to rescind the management contracts for the Van Kampen Funds and to replace the manager, disgorgement, monetary damages, including punitive damages and interest, and fees and expenses.

Late Trading and Market Timing.    On April 1, 2004, in Jackson v. Van Kampen Series Fund, Inc., et al., plaintiff’s motion to remand the case back to state court was granted.

Electricity Trading Matters.

On February 6, 2004, Millar v. Allegheny Energy was removed to the U.S. District Court for the Southern District of California. On March 8, 2004, the Federal Energy Regulatory Commission approved the Company’s market investigation settlement.

EEOC Matter.

A trial date has been scheduled for July 2004.

AOL Time Warner Litigation.

On January 26, 2004, defendants made a joint motion to stay the California state court actions on forum non conveniens grounds.

Coleman Litigation.

On March 1, 2004, the Company and Morgan Stanley & Co. Incorporated filed an action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against Arthur Andersen LLP and certain of its affiliates and former partners. The complaint asserts fraudulent misrepresentation, fraudulent inducement, and aiding and abetting fraud, and seeks to recover damages incurred by the Company and its affiliates as a result of their reliance on Arthur Andersen’s certification of Sunbeam’s financial statements.

Parmalat Matter.

On or about March 5, 2004, a First Amended Class Action Complaint, captioned Southern Alaska Carpenters Pension Fund et al., v. Bonlat Financing Corporation et al., was filed in the Southern District of New York relating to Parmalat. The amended complaint added the Company as a defendant and also named as defendants several of Parmalat’s senior management and advisors, subsidiaries, accountants, and investment banks. Plaintiffs allege violations of the Securities Exchange Act of 1934 and seek unspecified compensatory damages on behalf of the purchasers of Parmalat’s debt and equity securities between January 5, 1999 and December 29, 2003.

On March 11, 2004, the Securities and Exchange Commission requested that the Company voluntarily provide information concerning its dealings with Parmalat.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b)	Reports on Form 8-K

Form 8-K dated December 8, 2003 reporting Item 7.

Form 8-K dated December 18, 2003 reporting Item 7 and Item 12 in connection with the announcement of the Company’s financial results for the fourth fiscal quarter and the fiscal year ended November 30, 2003.

Form 8-K dated January 7, 2004 reporting Item 5 and Item 7.

Form 8-K dated January 14, 2004 reporting Item 7.

Form 8-K dated January 23, 2004 reporting Item 7 and Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ ALEXANDER C. FRANK
Alexander C. Frank, Controller

By:	/S/ DAVID S. MOSER
David S. Moser, Principal Accounting Officer

Date:  April 8, 2004

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 29, 2004

Exhibit No.	Description

3	Amended and Restated Bylaws.

10.1	Employee Stock Purchase Plan, as amended.

10.2	Select Employees’ Capital Accumulation Program.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated April 6, 2004, concerning unaudited interim financial information.

23.1	Consent of BK Associates, Inc.

23.2	Consent of Morten Beyer & Agnew, Inc.

23.3	Consent of Airclaims Limited.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1