Form 10-Q
period 2004-05-31
MORGAN STANLEY
filed 2004-07-13
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

As of June 30, 2004, there were 1,098,427,102 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended May 31, 2004

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

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2004	November 30, 2003
	(unaudited)
Assets
Cash and cash equivalents	$32,070	$29,692
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $30,179 at May 31, 2004 and $18,957 at November 30, 2003)	41,782	28,526
Financial instruments owned (approximately $120 billion at May 31, 2004 and $73 billion at November 30, 2003 were pledged to various parties):
U.S. government and agency securities	39,839	24,133
Other sovereign government obligations	23,305	21,592
Corporate and other debt	82,679	80,594
Corporate equities	31,123	29,984
Derivative contracts	49,320	44,652
Physical commodities	685	671
Securities purchased under agreements to resell	96,042	78,205
Securities received as collateral	33,091	27,278
Securities borrowed	202,412	153,813
Receivables:
Consumer loans (net of allowances of $956 at May 31, 2004 and $1,002 at November 30, 2003)	17,489	19,382
Customers, net	45,931	37,321
Brokers, dealers and clearing organizations	10,124	5,563
Fees, interest and other	6,469	4,349
Office facilities, at cost (less accumulated depreciation of $2,702 at May 31, 2004 and $2,506 at November 30, 2003)	2,470	2,433
Aircraft under operating leases (less accumulated depreciation of $1,155 at May 31, 2004 and $1,041 at November 30, 2003)	4,140	4,407
Goodwill	1,531	1,514
Other assets	8,999	8,734

Total assets	$729,501	$602,843

1

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	May 31, 2004	November 30, 2003
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$34,769	$28,386
Deposits	11,294	12,839
Financial instruments sold, not yet purchased:
U.S. government and agency securities	21,083	17,072
Other sovereign government obligations	21,833	17,505
Corporate and other debt	9,112	10,141
Corporate equities	33,681	25,615
Derivative contracts	41,615	36,242
Physical commodities	3,116	4,873
Securities sold under agreements to repurchase	190,605	147,618
Obligation to return securities received as collateral	33,091	27,278
Securities loaned	80,689	64,375
Payables:
Customers	118,863	96,794
Brokers, dealers and clearing organizations	5,111	5,706
Interest and dividends	3,651	2,138
Other liabilities and accrued expenses	14,174	12,918
Long-term borrowings	79,746	65,600

	702,433	575,100

Capital Units	66	66

Preferred securities subject to mandatory redemption	—	2,810

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at May 31, 2004 and November 30, 2003; Shares issued: 1,211,703,552 at May 31, 2004 and 1,211,699,552 at November 30, 2003; Shares outstanding: 1,098,127,106 at May 31, 2004 and 1,084,696,446 at November 30, 2003	12	12
Paid-in capital	3,972	4,028
Retained earnings	29,938	28,038
Employee stock trust	2,915	3,008
Accumulated other comprehensive income (loss)	(82)	(156)

Subtotal	36,755	34,930
Note receivable related to ESOP	(3)	(4)
Common stock held in treasury, at cost, $0.01 par value;
113,576,446 shares at May 31, 2004 and 127,003,106 shares at November 30, 2003	(6,104)	(6,766)
Common stock issued to employee trust	(2,915)	(2,420)
Unearned stock-based compensation	(731)	(873)

Total shareholders’ equity	27,002	24,867

Total liabilities and shareholders’ equity	$729,501	$602,843

See Notes to Condensed Consolidated Financial Statements.

2

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Investment banking	$983	$536	$1,812	$1,125
Principal transactions:
Trading	2,064	1,670	3,896	3,382
Investments	191	59	220	37
Commissions	877	709	1,778	1,382
Fees:
Asset management, distribution and administration	1,113	881	2,185	1,777
Merchant and cardmember	306	338	643	702
Servicing	485	503	1,057	1,070
Interest and dividends	3,663	3,449	7,445	7,238
Other	120	113	243	199

Total revenues	9,802	8,258	19,279	16,912
Interest expense	2,951	2,904	5,925	5,748
Provision for consumer loan losses	200	309	462	645

Net revenues	6,651	5,045	12,892	10,519

Non-interest expenses:
Compensation and benefits	2,923	2,274	5,635	4,823
Occupancy and equipment	206	195	406	391
Brokerage, clearing and exchange fees	237	202	461	393
Information processing and communications	318	315	638	630
Marketing and business development	263	251	517	514
Professional services	356	259	674	484
Other	546	634	843	943

Total non-interest expenses	4,849	4,130	9,174	8,178

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,802	915	3,718	2,341
Losses from unconsolidated investees	81	36	174	70
Provision for income taxes	498	240	1,050	705
Dividends on preferred securities subject to mandatory redemption	—	40	45	62

Net income	$1,223	$599	$2,449	$1,504

Earnings per common share:
Basic	$1.13	$0.56	$2.27	$1.40

Diluted	$1.10	$0.55	$2.21	$1.37

Average common shares outstanding:
Basic	1,082,211,511	1,077,386,468	1,080,776,922	1,077,413,715

Diluted	1,110,357,415	1,097,478,351	1,108,270,257	1,097,824,226

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income	$1,223	$599	$2,449	$1,504
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7)	17	36	39
Net change in cash flow hedges	24	(18)	38	(59)

Comprehensive income	$1,240	$598	$2,523	$1,484

See Notes to Condensed Consolidated Financial Statements.

4

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,449	$1,504
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Aircraft-related charges	109	323
Compensation payable in common stock and options	111	(39)
Depreciation and amortization	302	358
Provision for consumer loan losses	462	645
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(13,256)	3,312
Financial instruments owned, net of financial instruments sold, not yet purchased	(10,436)	9,511
Securities borrowed, net of securities loaned	(32,285)	(11,076)
Receivables and other assets	(15,196)	(12,662)
Payables and other liabilities	24,283	4,302

Net cash used for operating activities	(43,457)	(3,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(186)	(382)
Net principal disbursed on consumer loans	(3,004)	(4,981)
Sales of consumer loans	4,435	8,731

Net cash provided by investing activities	1,245	3,368

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	6,383	(10,307)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	27,962	911
Deposits	(1,545)	4
Net proceeds from:
Issuance of common stock	195	133
Issuance of long-term borrowings	21,059	16,372
Issuance of Preferred securities subject to mandatory redemption	—	1,500
Payments for:
Repayments of long-term borrowings	(8,729)	(8,465)
Repurchases of common stock	(187)	(350)
Cash dividends	(548)	(498)

Net cash provided by (used for) financing activities	44,590	(700)

Net increase (decrease) in cash and cash equivalents	2,378	(1,154)
Cash and cash equivalents, at beginning of period	29,692	29,212

Cash and cash equivalents, at end of period	$32,070	$28,058

See Notes to Condensed Consolidated Financial Statements.

5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 12). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (the “Form 10-K”) as supplemented by the first quarter fiscal 2004 Quarterly Report on Form 10-Q. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Goodwill.

During the first quarter of fiscal 2004, the Company completed the annual goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s condensed consolidated financial condition or results of operations.

Changes in the carrying amount of the Company’s goodwill for the six month period ended May 31, 2004 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2003	$8	$539	$967	$1,514
Translation adjustments	—	17	—	17

Balance as of May 31, 2004	$8	$556	$967	$1,531

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

	At May 31, 2004	At November 30, 2003
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$11,199	$5,717
Other sovereign government obligations	144	164
Corporate and other debt	16,848	12,089
Corporate equities	6,357	3,477

Total	$34,548	$21,447

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2004 and November 30, 2003, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $670 billion and $511 billion, respectively, and the fair value of the portion that has been sold or repledged was $611 billion and $462 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $3.5 billion at May 31, 2004, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization during the six month period ended May 31, 2004 were not material. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the six month period ended May 31, 2004 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at May 31, 2004 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,594		$1,206		$396
Weighted average life (in months)	44		111		81
Credit losses (rate per annum)	0.05-34.46%		—		0.24-12.91%
Impact on fair value of 10% adverse change	$(37)		—		$(1)
Impact on fair value of 20% adverse change	$(72)		—		$(2)
Weighted average discount rate (rate per annum)	9.40%		7.39%		6.01%
Impact on fair value of 10% adverse change	$(25)		$(48)		$(11)
Impact on fair value of 20% adverse change	$(49)		$(92)		$(22)
Prepayment speed assumption	318-2100	PSA	130-347	PSA	—
Impact on fair value of 10% adverse change	$(12)		$(11)		—
Impact on fair value of 20% adverse change	$(9)		$(24)		—

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

In connection with its Institutional Securities business, during the six month periods ended May 31, 2004 and 2003, the Company received $32 billion and $34 billion, respectively, of proceeds from new securitization transactions and cash flows from retained interests in securitization transactions of $2.2 billion and $2.4 billion, respectively.

4.    Consumer Loans.

Consumer loans were as follows:

	At May 31, 2004	At November 30, 2003
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$18,445	$20,384
Less:
Allowance for consumer loan losses	956	1,002

Consumer loans, net	$17,489	$19,382

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(dollars in millions)
Balance at beginning of period	$1,004	$950	$1,002	$928
Additions:
Provision for consumer loan losses	200	309	462	645
Deductions:
Charge-offs	280	312	571	648
Recoveries	(32)	(28)	(63)	(50)

Net charge-offs	248	284	508	598

Balance at end of period	$956	$975	$956	$975

Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries, recorded as a reduction of interest revenue, was $64 million and $123 million in the quarter and six month period ended May 31, 2004 and $68 million and $135 million in the quarter and six month period ended May 31, 2003. Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries, recorded as a reduction to merchant and cardmember fee revenue, was $38 million and $78 million in the quarter and six month period ended May 31, 2004 and $45 million and $90 million in the quarter and six month period ended May 31, 2003.

At May 31, 2004, the Company had commitments to extend credit for consumer loans of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $1,239 million and $4,435 million in the quarter and six month period ended May 31, 2004 and $2,812 million and $8,731 million in the quarter and six month period ended May 31, 2003.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At May 31, 2004, the Company had $9.8 billion of retained interests, including $6.7 billion

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the six month periods ended May 31, 2004 and 2003, the Company completed credit card asset securitizations of $1.9 billion and $5.7 billion, respectively, and recognized net securitization gains of $7 million and $46 million, respectively, as servicing fees in the Company’s condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $29.3 billion at May 31, 2004 and $29.4 billion at November 30, 2003.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six month periods ended May 31, 2004 and May 31, 2003 were as follows:

	Six Months Ended May 31,
	2004	2003
Weighted average life (in months)	6.1	5.7-7.1
Payment rate (rate per month)	18.00%	14.89-18.00%
Credit losses (rate per annum)	6.90%	3.86-6.90%
Discount rate (rate per annum)	14.00%	14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At May 31, 2004
Residual Interests (carrying amount/fair value)	$264
Weighted average life (in months)	5.7
Weighted average payment rate (rate per month)	18.25%
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 20% adverse change	$(33)
Weighted average credit losses (rate per annum)	6.58%
Impact on fair value of 10% adverse change	$(72)
Impact on fair value of 20% adverse change	$(143)
Weighted average discount rate (rate per annum)	12.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(5)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Six Months Ended May 31,
	2004	2003
Proceeds from new credit card asset securitizations	$1.9	$5.7
Proceeds from collections reinvested in previous credit card asset securitizations	$31.7	$29.3
Contractual servicing fees received	$0.3	$0.3
Cash flows received from retained interests	$0.9	$0.9

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

	At May 31, 2004		Six Months Ended May 31, 2004
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$46.8	$2.3	$47.8	$1.5
Less: Securitized general purpose credit card loans	29.3

Owned general purpose credit card loans	$17.5

5.    Long-Term Borrowings.

Long-term borrowings at May 31, 2004 scheduled to mature within one year aggregated $6,687 million.

During the six month period ended May 31, 2004, the Company issued senior notes aggregating $21,104 million, including non-U.S. dollar currency notes aggregating $3,664 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2005, $349 million; 2006, $28 million; 2007, $3,031 million; 2008, $2,392 million; and thereafter, $15,304 million. In the six month period ended May 31, 2004, $8,729 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6 years at May 31, 2004.

The Company issues U.S. dollar index/equity linked borrowings, including various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks or a specific equity security. The Company accounts for such structured borrowings as having an embedded derivative. To minimize the exposure resulting from movements in the underlying equity position or index, the Company enters into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. The equity swaps and purchased options are derivatives and are accounted for at fair value in accordance with SFAS No. 133, with changes in fair value included in Principal transaction trading revenue. Principal transaction trading revenues in the six month periods ended May 31, 2004 and May 31, 2003 include changes in the fair value of embedded derivatives in the Company’s structured borrowings. Prior to the second quarter of fiscal 2004, such amounts were included in interest expense. Prior period information has been reclassified to conform to the current period’s presentation. In the quarter ended February 29, 2004, principal transaction trading revenues included $515 million that was previously recorded as a decrease to interest expense. In the quarter and six month period ended May 31, 2003, principal transaction trading revenues included $87 million and $243 million that were previously recorded as increases to interest expense. These reclassifications are recorded within the Company’s Institutional Securities business segment and had no impact on net revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Capital Units, Capital Securities and Junior Subordinated Deferrable Interest Debentures.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both May 31, 2004 and November 30, 2003.

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

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the Capital Securities issued by the statutory trusts are no longer included in the Company’s condensed consolidated statement of financial condition. Subsequent to February 29, 2004, dividends on the junior subordinated deferrable interest debentures have been recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the Company’s condensed consolidated financial position or results of operations. See Note 12 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K.

7.    Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $2,857 million at May 31, 2004, which exceeded the amount required by $1,998 million. MSDWI’s net capital totaled $1,185 million at May 31, 2004, which exceeded the amount required by $1,057 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2004, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequacy requirements. Morgan Stanley Derivative Products Inc., the Company’s triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

Regulatory Developments.    The SEC approved a rule on April 28, 2004 in response to industry requests to establish a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under this rule, the SEC has the authority to regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The Company currently expects to apply to the SEC later this year for permission to operate under the rule.

The Company continues to work with its regulators to understand and assess the impact of the rule and Basel II capital standards. Many important elements of the new regulations are still being finalized. The Company cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and affect decisions with respect to raising and using capital.

Treasury Shares.    During the six month periods ended May 31, 2004 and 2003, the Company purchased approximately $187 million and $350 million of its common stock, respectively, under its publicly announced repurchase programs through open market purchases at an average cost of $54.04 and $39.12 per share, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Basic EPS
Net income applicable to common shareholders	$1,223	$599	$2,449	$1,504

Weighted average common shares outstanding	1,082	1,077	1,081	1,077

Basic EPS	$1.13	$0.56	$2.27	$1.40

Diluted EPS
Net income applicable to common shareholders	$1,223	$599	$2,449	$1,504

Weighted average common shares outstanding	1,082	1,077	1,081	1,077
Effect of dilutive securities	28	20	27	21

Weighted average common shares outstanding and common stock equivalents	1,110	1,097	1,108	1,098

Diluted EPS	$1.10	$0.55	$2.21	$1.37

At May 31, 2004 and 2003, there were approximately 91 million and 84 million dilutive securities (including stock options and restricted stock units) outstanding, respectively, that were considered antidilutive and therefore were excluded from the computation of diluted EPS.

9.    Commitments and Contingencies.

Letters of Credit.    At May 31, 2004 and November 30, 2003, the Company had approximately $9.1 billion and $7.7 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

Securities Activities.    In connection with certain of its Institutional Securities business activities, the Company provides to selected clients through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At May 31, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $1.1 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.8 billion and $0.7 billion, respectively. At May 31, 2004 and November 30, 2003, the Company’s aggregate investment grade lending commitments were $16.5 billion and $14.2 billion, respectively, and its aggregate non-investment grade lending commitments were $2.2 billion and $1.9 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $7.3 billion at May 31, 2004 and $5.5 billion at November 30, 2003.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has commitments to fund other less liquid investments, including at May 31, 2004, $225 million in connection with its principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At May 31, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $33 billion, respectively.

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

The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is further described in Note 1. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at May 31, 2004 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at May 31, 2004 and November 30, 2003 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$27,613	$19,146	$27,280	$18,950
Foreign exchange forward contracts and options	4,950	5,199	5,964	5,561
Equity securities contracts (including equity swaps, warrants and options)	5,316	7,752	4,503	5,781
Commodity forwards, options and swaps	11,441	9,518	6,905	5,950

Total	$49,320	$41,615	$44,652	$36,242

A substantial portion of the Company’s securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers.

11.    Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation (see Note 5).

The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2004	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,568	$1,149	$690	$607	$(75)	$5,939
Net interest	380	60	—	272	—	712

Net revenues	$3,948	$1,209	$690	$879	$(75)	$6,651

Income before losses from unconsolidated investees and income taxes	$1,134	$132	$209	$298	$29	$1,802
Losses from unconsolidated investees	81	—	—	—	—	81

Income before taxes	$1,053	$132	$209	$298	$29	$1,721

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended May 31, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$2,529	$949	$562	$538	$(78)	$4,500
Net interest	150	53	(4)	346	—	545

Net revenues	$2,679	$1,002	$558	$884	$(78)	$5,045

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$400	$62	$122	$302	$29	$915
Losses from unconsolidated investees	36	—	—	—	—	36
Dividends on preferred securities subject to mandatory redemption	40	—	—	—	—	40

Income before taxes	$324	$62	$122	$302	$29	$839

Six Months Ended May 31, 2004(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,630	$2,300	$1,332	$1,259	$(149)	$11,372
Net interest	822	120	—	578	—	1,520

Net revenues	$7,452	$2,420	$1,332	$1,837	$(149)	$12,892

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$2,320	$298	$379	$663	$58	$3,718
Losses from unconsolidated investees	174	—	—	—	—	174
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income before taxes	$2,101	$298	$379	$663	$58	$3,499

Six Months Ended May 31, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$5,078	$1,883	$1,086	$1,129	$(147)	$9,029
Net interest	736	104	(3)	653	—	1,490

Net revenues	$5,814	$1,987	$1,083	$1,782	$(147)	$10,519

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,342	$123	$222	$592	$62	$2,341
Losses from unconsolidated investees	70	—	—	—	—	70
Dividends on preferred securities subject to mandatory redemption	62	—	—	—	—	62

Income before taxes	$1,210	$123	$222	$592	$62	$2,209

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At May 31, 2004	$685,072	$17,339	$4,081	$23,241	$(232)	$729,501

At November 30, 2003(1)	$557,501	$16,665	$3,778	$25,185	$(286)	$602,843

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

12.    Variable Interest Entities.

In January 2003, the FASB issued FIN 46, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires disclosures about VIEs.

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

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company adopted FIN 46 or FIN 46R for all of its variable interests. For these variable interests, the Company consolidated those VIEs (including financial asset-backed securitization, mortgage-backed securitization, collateral debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company was the primary beneficiary. In limited instances, the Company deconsolidated VIEs for which it was not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 6 with respect to statutory trusts that had issued Capital Securities. As of May 31, 2004, the Company adopted FIN 46R for those variable interests that were previously accounted for under FIN 46. The effect of adopting FIN 46 and FIN 46R as of February 29, 2004 and May 31, 2004 did not have a material effect on the Company’s condensed consolidated results of operations or condensed consolidated financial position.

Institutional Securities.    At May 31, 2004, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $3.3 billion,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE and as a result bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended by SFAS No. 149. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At May 31, 2004, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, limited partnership investments and secondary guarantees, was approximately $12.9 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, loan and bond issuing, financial asset-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $7.1 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at May 31, 2004. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Investment Management.    At May 31, 2004, in connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the Company was neither the primary beneficiary of nor held any significant variable interests in such VIEs due to the modification of the treatment of fees paid to a decision maker under FIN 46R. FIN 46 included a requirement that expected residual returns include the total amount of fees on a gross basis paid to decision makers instead of including only the variability in such fees as is the guidance in FIN 46R.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding these guarantees at May 31, 2004:

	Maximum Potential Payout/Notional
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total	Carrying Amount	Collateral/ Recourse
	(dollars in millions)
Derivative contracts	$397,385	$207,747	$227,658	$162,624	$995,414	$16,891	$110
Standby letters of credit and other financial guarantees	361	315	44	23	743	5	115
Market value guarantees	11	16	236	382	645	36	48
Liquidity facilities	526	890	—	177	1,593	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these and other similar provisions at May 31, 2004 was $224 million. As of May 31, 2004, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $89 million.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company does not monitor the total value of assets historically transferred to securitization vehicles. Therefore, the Company is unable to develop an estimate of the maximum payout under these guarantees. However, the Company believes that it is unlikely it will have to make material payments under the arrangement, and no liabilities related to these arrangements have been recorded. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $199 million. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. For example, the Company processes cardmember transactions for airline ticket purchases. In the event an airline ceases operations, the Company could be contingently liable to its cardmembers for refunds of the ticket purchase prices. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. This amount cannot be quantified as the Company cannot determine whether current or cumulative transaction volumes may include or result in disputed transactions.

During the quarter and six month period ended May 31, 2004, the Company incurred losses related to merchant chargebacks of $1 million and $2 million, respectively, and processed aggregate credit card transaction volume of $24.4 billion and $48.5 billion, respectively. The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at May 31, 2004. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At May 31, 2004, the Company had settlement withholdings and escrow deposits of $40 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other.    The Company may, from time to time, in its role as investment banking advisor, be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short-term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor. There were no such arrangements outstanding at May 31, 2004.

14.    Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes. The synthetic fuel produced qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. The Company recorded Losses from unconsolidated investees of $81 million and $174 million in the quarter and six month period ended May 31, 2004, respectively, and $36 million and $70 million in the quarter and six month period ended May 31, 2003, respectively. These losses were more than offset by tax credits of $78 million and $182 million in the quarter and six month period ended May 31, 2004, respectively, and $41 million and $88 million in the quarter and six month period ended May 31, 2003, respectively, and tax benefits on the losses of $39 million and $70 million in the quarter and six month period ended May 31, 2004, respectively, and $14 million and $28 million in the quarter and six month period ended May 31, 2003, respectively.

One of the Company’s unconsolidated investees (“the LLC”) has informed the Company that the Internal Revenue Service (“IRS”) field auditors intend to challenge the placed-in-service date of several synthetic fuel facilities owned by the LLC. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed-in-service before July 1, 1998.

The Company understands that the LLC intends to contest the IRS proposed position vigorously. If the IRS succeeds in disallowing any or all of the tax credits related to these facilities, it could have an adverse effect on the Company’s tax liability or results of operations. The Company has recognized cumulative tax credits of approximately $80 million associated with the LLC’s synthetic fuel facilities.

15.    Employee Benefit Plans.

The Company maintains various pension and benefit plans to eligible employees (see Note 15 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit expense were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(dollars in millions)
Service cost, benefits earned during the period	$28	$29	$56	$58
Interest cost on projected benefit obligation	33	31	66	62
Expected return on plan assets	(32)	(29)	(64)	(58)
Net amortization and other	6	7	12	14

Net periodic benefit expense	$35	$38	$70	$76

16.    Aircraft Impairment.

Fiscal 2004 Activity.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an aircraft may not be recoverable. During the second quarter of fiscal 2004 the Company evaluated various financing strategies for its aircraft financing business. As part of this evaluation and to determine the potential debt ratings associated with the financing strategies, the Company commissioned appraisals of the aircraft portfolio from three independent aircraft appraisal firms.

Although the operating environment for the Company’s aircraft leasing business has been more favorable since the last impairment date (May 31, 2003), with fewer aircraft on the ground and more lease activity, the appraisals indicated a decrease in the aircraft portfolio average market value of 12% from the last impairment date. In accordance with SFAS No. 144, the Company considered the decline in appraisal values a significant decrease in the market price of its aircraft portfolio and thus a trigger event to test for impairment in the carrying value of its aircraft.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For those aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than the carrying value. To determine each aircraft’s fair value, the Company used the market value appraisals provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $109 million in the second quarter of fiscal 2004 based on the average of the market value appraisals provided by the three independent appraisers. The impairment charge was primarily concentrated in two particular types of aircraft, the MD-83 and A300-600R, which contributed approximately $85 million of the total $109 million charge. The decrease in the projected undiscounted cash flows and the significant decline in the appraisal values for these aircraft reflects, among other things, a very small operator base and therefore limited opportunities to lease such aircraft. The impairment charge is included within Other expenses in the condensed consolidated statement of income. The results of the aircraft financing business are included in the Institutional Securities business segment.

The current market environment continues to be characterized by limited sales activity. If the Company liquidated its entire fleet ($4.1 billion carrying value at May 31, 2004) at this time, which is not currently contemplated, the Company believes that, based upon the range of values provided by independent appraisers,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company would realize a value for its entire fleet that is substantially lower than the carrying value of the fleet. The current portfolio appraisal market values, based on the above three appraisals, range from a high of $3.77 billion to a low of $2.78 billion with an average of $3.12 billion. The Company has not recorded an impairment charge of this magnitude because there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

Fiscal 2003 Activity.

Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million to adjust the carrying value of previously impaired aircraft to “market value.” The charge is reflected in Other expenses in the condensed consolidated statement of income during the first quarter of fiscal 2003.

In accordance with SFAS No. 144, the Company reviewed the carrying value of its aircraft portfolio for impairment during the second quarter of fiscal 2003 given the difficult conditions existing in the commercial aircraft industry at the time, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines.

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

The Company had followed a valuation methodology designed to align the changes in projected undiscounted cash flows for impaired aircraft with the change in carrying value of such aircraft. Under this methodology, the Company calculated the $36 million impairment charge in the first quarter of fiscal 2003 using the highest portfolio valuation provided by the appraisers and calculated the $287 million impairment charge recorded in the second quarter of fiscal 2003 based on the average of the three appraisal values. The Company has determined that future impairment charges will be based upon the average market appraisal values from independent appraisers. If the average market appraisal values had been used to measure impairment in each of the prior quarters in which impairment was recognized, pre-tax income would have differed as follows:

Change in Pre-tax Income Increase (Decrease)
(dollars in millions)
Quarter ended:
November 30, 2001	$(70.9)
February 28, 2002	1.0
May 31, 2002	1.5
August 31, 2002	(71.9)
November 30, 2002	2.7
February 28, 2003	38.3
May 31, 2003	97.0

Aggregate difference	$(2.3)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Event

On June 3, 2004, the Company completed the acquisition of Barra, Inc. (“Barra”) following approval of the previously announced merger agreement by Barra’s shareholders. Barra is a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. In the next few months, Barra’s operations will be combined with Morgan Stanley Capital International Inc., a majority-owned subsidiary of the Company and a component of the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (“Morgan Stanley”) as of May 31, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2004 and 2003, and condensed consolidated statements of cash flows for the six-month periods ended May 31, 2004 and 2003. These interim financial statements are the responsibility of the management of Morgan Stanley.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2003, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003; and, in our report dated February 23, 2004, (which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/S/    DELOITTE & TOUCHE LLP

New York, New York

July 12, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Business Services, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

The Company’s results of operations may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1 and “Certain Factors Affecting Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (the “Form 10-K”).

The Company’s results of operations for the three and six month periods ended May 31, 2004 and 2003 are discussed below.

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003(1)	2004	2003(1)
Net revenues (dollars in millions):
Institutional Securities	$3,948	$2,679	$7,452	$5,814
Individual Investor Group	1,209	1,002	2,420	1,987
Investment Management	690	558	1,332	1,083
Credit Services	879	884	1,837	1,782
Intersegment Eliminations	(75)	(78)	(149)	(147)

Consolidated net revenues	$6,651	$5,045	$12,892	$10,519

Income before taxes(2) (dollars in millions):
Institutional Securities	$1,134	$400	$2,320	$1,342
Individual Investor Group	132	62	298	123
Investment Management	209	122	379	222
Credit Services	298	302	663	592
Intersegment Eliminations	29	29	58	62

Consolidated income before taxes	$1,802	$915	$3,718	$2,341

Consolidated net income (dollars in millions)	$1,223	$599	$2,449	$1,504

Basic earnings per common share	$1.13	$0.56	$2.27	$1.40

Diluted earnings per common share	$1.10	$0.55	$2.21	$1.37

Statistical Data.

Return on average common equity	18.4%	10.6%	18.8%	13.4%

Effective income tax rate	28.9%	28.6%	30.0%	31.9%

Consolidated Assets Under Management or Supervision (dollars in billions):
Equity	$226	$174	$226	$174
Fixed Income	128	127	128	127
Money Market	70	65	70	65
Other(3)	76	55	76	55

Total(4)	$500	$421	$500	$421

Worldwide employees	51,580	53,507	51,580	53,507

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003(1)	2004	2003(1)
Institutional Securities:
Mergers and acquisitions completed transactions(5):
Rank	2	4	2	2
Market Share	37.5%	21.3%	31.4%	21.8%
Mergers and acquisitions announced transactions(5):
Rank	3	10	3	9
Market Share	22.8%	7.9%	27.8%	11.3%
Global equity and equity-linked issues(5):
Rank	1	1	1	2
Market Share	13.2%	13.9%	13.7%	13.5%
Global fixed income issues(5):
Rank	2	5	3	2
Market Share	7.7%	6.8%	7.2%	6.9%
Individual Investor Group:
Global financial advisors	10,722	11,644	10,722	11,644
Total client assets (dollars in billions)	$579	$532	$579	$532
Fee-based assets as a percentage of total client assets	25%	21%	25%	21%
Investment Management:
Assets under management or supervision (dollars in billions)	$384	$336	$384	$336
Percent of fund assets in top half of Lipper rankings(6)	68%	51%	68%	51%
Credit Services (dollars in millions, unless otherwise noted)(7):
Period-end credit card loans—Owned	$17,506	$18,465	$17,506	$18,465
Period-end credit card loans—Managed	$46,828	$50,880	$46,828	$50,880
Average credit card loans—Owned	$16,202	$19,120	$17,036	$20,695
Average credit card loans—Managed	$46,929	$51,174	$47,793	$51,979
Net principal charge-off rate—Owned	6.02%	5.92%	5.91%	5.73%
Net principal charge-off rate—Managed	6.48%	6.50%	6.40%	6.34%
Transaction volume (dollars in billions)	$24.4	$24.0	$48.5	$50.0

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Represents income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption.
(3)	Amounts include alternative investment vehicles.
(4)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(5)	Source: Thomson Financial—The data for the three months ended May 31 is for the periods from March 1 to May 31, 2004 and March 1 to May 31, 2003, respectively. The data for the six months ended May 31 is for the periods from January 1 to May 31, 2004 and January 1 to May 31, 2003, respectively, as Thomson Financial presents this data on a calendar year basis.
(6)	Source: Lipper, one-year performance as of May 31, 2004 and 2003, respectively.
(7)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

Second Quarter 2004 Performance.

Company Results.    The Company recorded net income of $1,223 million in the quarter ended May 31, 2004, a 104% increase from last year’s second quarter, and diluted earnings per share of $1.10, a 100% increase from last year’s second quarter. The current quarter’s results included a $109 million pre-tax asset impairment charge related to the Company’s aircraft financing business, which reduced net income by $65 million, diluted earnings per share by $0.06 and the annualized return on average common equity by 1.0%. The prior year quarter’s results included a $287 million pre-tax aircraft impairment charge which reduced net income by $172 million and diluted earnings per share by $0.16 and the annualized return on average common equity by 3.1%. Net revenues (total revenues less interest expense and the provision for loan losses) rose 32% from last year’s second quarter to $6.7 billion and the return on average common equity was 18.4% as compared with 10.6% in the second quarter of fiscal 2003.

Total non-interest expenses were $4.8 billion in the second quarter of fiscal 2004, an increase of 17% from the prior year. The increase primarily reflects higher costs due to increased business activity, including higher compensation and benefits expense. Higher costs associated with legal and regulatory matters also contributed to the increase in non-interest expenses.

Losses from unconsolidated investees were $81 million in the quarter ended May 31, 2004 as compared with $36 million in the prior year. These losses were more than offset by tax credits of $78 million in the quarter ended May 31, 2004 and $41 million in the quarter ended May 31, 2003 and tax benefits on the losses of $39 million in the quarter ended May 31, 2004 and $14 million in the quarter ended May 31, 2003. See Note 14 to the condensed consolidated financial statements for developments regarding one of the Company’s unconsolidated investees.

The Company’s effective tax rate was 29% for the quarter ended May 31, 2004 as compared with 31% for the quarter ended February 29, 2004 (which brings the effective tax rate for the six months ended May 31, 2004 to 30%). The decrease primarily reflected additional domestic tax credits.

For the six months ended May 31, 2004, net income was $2,449 million, a 63% increase over $1,504 million a year ago. Diluted earnings per share were $2.21, up 61% from a year ago. Net revenues in the six month period rose 23% from a year ago to $12.9 billion and non-interest expenses increased 12% to $9.2 billion. The annualized return on average common equity was 18.8% as compared with 13.4% in the prior year period.

Institutional Securities.    The Company’s Institutional Securities business recorded income before taxes of $1,134 million in the second quarter of fiscal 2004, an increase of 184% over last year’s second quarter. Net revenues increased 47% to $3.9 billion, driven by record revenues in the Company’s fixed income business and strong results in both its equities and investment banking businesses.

In investment banking, total underwriting revenues rose 77% to $567 million from last year’s second quarter. Equity underwriting revenues more than doubled, reflecting the Company’s participation in significantly higher levels of industry-wide equity underwriting activity. Fixed income underwriting revenues rose 51%, as the Company’s market share of global fixed income issuances expanded from 7% a year ago to 8% in the current quarter according to Thomson Financial. Advisory revenues were $324 million, a 130% increase from last year’s second quarter, reflecting a significant improvement in the Company’s market share in completed merger, acquisition and restructuring transactions. According to Thomson Financial, for the calendar year-to-date, the Company ranked first in global equity and equity-linked issuances with a 14% market share, third in announced global merger, acquisition and restructuring transactions with a 28% market share and third in global fixed income issuances with a 7% market share.

Fixed income sales and trading net revenues were $1.8 billion, a 43% increase from the second quarter of fiscal 2003. Revenues for interest rate and currency products were at record levels while commodities recorded its second best quarter ever. Equity sales and trading net revenues increased 29% from last year to $1.1 billion, reflecting higher revenues in the Company’s derivative products and cash businesses. Higher revenues in the Company’s prime brokerage business also contributed to the increase in equity sales and trading revenues.

Principal transaction investment revenues were $136 million, compared with $44 million in last year’s second quarter. The quarter’s revenues were primarily associated with the Company’s real estate and principal investment activities, as well as a gain on the sale of its interest in TradeWeb.

Non-interest expenses rose 23% from last year’s second quarter to $2.8 billion on increased compensation accruals related to higher revenues and increased brokerage and clearing and professional services costs driven by higher levels of business activity. These increases were partially offset by a lower aircraft impairment charge in the current quarter as compared with last year’s second quarter.

Individual Investor Group.    The Individual Investor Group reported pre-tax income of $132 million, more than double the $62 million reported in the second quarter of fiscal 2003. Net revenues rose 21% from a year ago to $1.2 billion. Asset management, distribution and administration fees increased 38% on higher asset levels, and commissions rose 18% on increased individual investor activity in equity products. Non-interest expenses were up 15% to $1.1 billion, driven by higher compensation expenses and sub-advisory fees related to higher net revenues, and higher costs associated with legal and regulatory matters. Total client assets were $579 billion, a 9% increase from last year’s second quarter. Client assets in fee-based accounts rose 28% to $145 billion over the past twelve months and increased as a percentage of total client assets to 25% from 21% over the same period. At quarter-end, the number of global financial advisors was 10,722, a decrease of 922 over the past year.

Investment Management.    Investment Management pre-tax income rose 71% from last year’s second quarter to $209 million. Net revenues rose 24%, reflecting an increase in average assets under management and a more favorable asset mix due to improved equity markets. In addition, principal investment revenues increased to $59 million from $14 million in the prior year, reflecting higher net investment gains in Private Equity. Non-interest expenses increased 10% to $481 million, primarily reflecting higher compensation expense and higher sub-advisory fees. Assets under management within Investment Management were $384 billion, up $48 billion over the second quarter of last year. The increase over the past year resulted from both market appreciation and positive net flows. At quarter-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings was 68% over one year, 65% over three years and 77% over five years.

Credit Services.    Credit Services recorded pre-tax income of $298 million compared with $302 million in last year’s second quarter. A lower provision for loan losses, reflecting improved credit quality, was offset by lower net interest income and a decline in merchant and cardmember fees. Managed credit card loans of $46.8 billion at quarter end were 8% lower than a year ago, mainly due to a decline in balance transfer volume and an increase in payment rates. The managed credit card net charge-off rate for the second quarter was 6.48%, 2 basis points lower than a year ago. The decrease in the charge-off rate from a year ago was due to a decline in net charge-off dollars, partially offset by a $4.2 billion decline in average credit card managed loans. The managed over-30-day delinquency rate was 4.88%, a decrease of 133 basis points from the second quarter of fiscal 2003 and the lowest level since the second quarter of fiscal 1995. The managed over-90-day delinquency rate was 2.40%, 61 basis points lower than a year ago and the lowest level since the fourth quarter of fiscal 2000. A record number of new merchant outlets were enrolled during the quarter.

Business Outlook.

Entering the second half of fiscal 2004, business and market trends are mixed. Global economic growth continues to be generally strong, particularly in the U.S. However, investors are concerned about the pace of economic growth, as well as increasing inflationary pressures, higher oil prices, and high levels of geopolitical risk. These factors may negatively impact the operating results of the Institutional Securities, Individual Investor Group and Investment Management segments. In addition, they may also exacerbate the lower level of business activity in Institutional Securities and the Individual Investor Group that typically occurs during the summer months.

With respect to the Credit Services business, growth in loan balances and credit quality will continue to be a focus. In addition, Credit Services’ marketing expenses are typically higher in the latter half of the fiscal year.

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2004.

In the U.S., the strong rate of economic expansion that began during the second half of 2003 has continued into fiscal 2004. U.S. economic performance continued to benefit from accommodative fiscal and monetary policies, supported by productivity gains. Corporate earnings were generally strong, and consumer confidence rose as the U.S. labor market strengthened due to job creation and a decline in unemployment. Major equity market indices declined during the second quarter partly due to the expectation that inflationary pressures will lead the Federal Reserve Board (the “Fed”) to tighten monetary policy. In addition, concern over higher oil prices, the continued turmoil in Iraq and global geopolitical tension depressed market sentiment and activity. Subsequent to quarter-end, on June 30, 2004, the Fed raised both the overnight lending rate and the discount rate by 0.25%.

In Europe, the economic recovery continued, albeit more slowly than in the U.S. and Asia. This was partly due to weak domestic demand. The U.K. experienced strong consumer confidence and a tightening labor market. During the six month period ended May 31, 2004, the Bank of England raised the benchmark interest rate by 0.50% to 4.25% due to growing concerns over inflation. In June 2004, the benchmark interest rate was raised by an additional 0.25%.

In Japan, the economy continued to exhibit signs of recovery primarily driven by higher investment spending and exports. During 2004, favorable economic data and the improvement in global economic activity increased expectations that Japan’s recovery would continue. Economies elsewhere in Asia also improved.

Subsequent Event.

On June 3, 2004, the Company completed the acquisition of Barra, Inc. (“Barra”) following approval of the previously announced merger agreement by Barra’s shareholders. Barra is a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. In the next few months, Barra’s operations will be combined with Morgan Stanley Capital International Inc., a majority-owned subsidiary of the Company and a component of the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million.

Business Segments.

The remainder of Results of Operations is presented on a business segment basis. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors. Income before taxes in Intersegment Eliminations was $29 million in the quarters ended May 31, 2004 and 2003, and $58 million and $62 million in the six month periods ended May 31, 2004 and 2003, respectively.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Investment banking	$891	$461	$1,630	$962
Principal transactions:
Trading	1,923	1,503	3,614	3,061
Investments	136	44	152	34
Commissions	527	423	1,032	838
Asset management, distribution and administration fees	32	22	66	45
Interest and dividends	3,151	2,831	6,376	6,025
Other	59	76	136	138

Total revenues	6,719	5,360	13,006	11,103
Interest expense	2,771	2,681	5,554	5,289

Net revenues	3,948	2,679	7,452	5,814

Non-interest expenses	2,814	2,279	5,132	4,472

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,134	400	2,320	1,342
Losses from unconsolidated investees	81	36	174	70
Dividends on preferred securities subject to mandatory redemption	—	40	45	62

Income before taxes	$1,053	$324	$2,101	$1,210

Institutional Securities recorded net revenues of $3,948 million and $7,452 million in the quarter and six month period ended May 31, 2004, increases of 47% and 28%, respectively, from the comparable periods of fiscal 2003. Income before taxes for the quarter and six month period ended May 31, 2004 was $1,053 million and $2,101 million, increases of $729 million and $891 million, respectively, from the comparable periods of fiscal 2003. The increase in net revenues in both periods reflected higher revenues from investment banking and sales and trading activities. The increase in income before taxes in both periods primarily reflected higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

Investment Banking.    Investment banking revenues increased 93% in the quarter ended May 31, 2004 primarily reflecting higher revenues from merger, acquisition and restructuring activities and from equity and fixed income underwriting transactions. The level of investment banking revenues recorded during the quarter was the highest since the fourth quarter of fiscal 2000.

Revenues from merger, acquisition and restructuring activities were $324 million in the quarter ended May 31, 2004, an increase of 130% from the comparable period of fiscal 2003. The increase reflected higher merger, acquisition and restructuring transaction activity across several sectors, particularly in financial services, healthcare, media and telecommunications and technology. Market share of completed transactions also increased significantly as compared with the prior year period.

Underwriting revenues were $567 million, an increase of 77% from the comparable period of fiscal 2003.

Equity underwriting revenues were $314 million, an increase of 107% from the comparable prior year period. The increase reflected higher industry-wide new issuance activity as compared with weak volume in the second quarter of fiscal 2003. The increases in the volume of global equity offerings in the quarter ended May 31, 2004 included several sectors, such as financial services, basic materials, healthcare and media and telecommunications.

Fixed income underwriting revenues were $253 million, an increase of 51%, reflecting higher revenues from global high yield issuances.

The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions increased at May 31, 2004 as compared with the prior year, generally reflecting improved global market and economic conditions. The backlog of merger, acquisition and restructuring and equity underwriting transactions decreased from the end of the first quarter of fiscal 2004, while the backlog of fixed income underwriting transactions increased.

Investment banking revenues in the six month period ended May 31, 2004 increased 69% from the comparable period of fiscal 2003. The increase reflected stronger performance in all investment banking businesses.

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

Principal transaction trading revenues in the six month periods ended May 31, 2004 and May 31, 2003 include changes in the fair value of embedded derivatives in the Company’s structured borrowings. Prior to the second quarter of fiscal 2004, such amounts were included in interest expense (see Note 5 to the condensed consolidated financial statements). Prior period information has been reclassified to conform to the current period’s presentation. In the quarter ended February 29, 2004, principal transaction trading revenues included $515 million that was previously recorded as a decrease to interest expense. In the quarter and six month period ended May 31, 2003, principal transaction trading revenues included $87 million and $243 million that were previously recorded as increases to interest expense. These reclassifications had no impact on net revenues.

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(dollars in millions)
Equities	$1,113	$865	$2,218	$1,842
Fixed income(1)	$1,828	1,282	$3,479	2,917

(1)	Amounts include interest rate and currency products, credit products and commodities.

Total sales and trading revenues increased 36% in the quarter ended May 31, 2004 from the comparable period of fiscal 2003, reflecting higher revenues from both equity and fixed income products.

Equity sales and trading revenues increased 29% in the quarter ended May 31, 2004. The increase was driven by higher revenues in the derivative products and cash businesses. Derivatives products benefited from increased customer trading activity while the increase in the cash business was driven by higher market volumes. Higher revenues in the prime brokerage businesses also contributed to the increase.

Fixed income sales and trading revenues increased 43% in the quarter ended May 31, 2004 to a record level. Revenues from commodities products increased approximately 195% and reflected higher revenues from electricity and oil products as tight supply and rising demand drove prices and volatilities higher. Interest rate and currency product revenues increased approximately 55% and benefited from favorable trading conditions and increased customer flow activity. The increase was primarily attributable to foreign exchange and derivative products. Credit products revenues decreased approximately 10%, reflecting lower revenues from high yield and securitized products, partially offset by an increase in investment grade products.

Total sales and trading revenues increased 18% in the six month period ended May 31, 2004 from the comparable period of fiscal 2003, primarily reflecting higher equity and fixed income sales and trading revenues. Equity sales and trading revenues increased 20% in the six month period ended May 31, 2004, driven by higher revenues in the prime brokerage, cash and derivatives businesses. The prime brokerage business experienced significant increases in customer balances that contributed to higher revenues. The cash business benefited from higher market volumes, increased levels of cash inflows to equity mutual funds and an overall more positive market environment as compared with fiscal 2003. The derivatives business revenues were higher as a result of continued increases in customer trading activity. The increase in fixed income sales and trading revenues was primarily due to higher revenues from interest rate and currency products and credit products. Higher revenues from interest rate and currency products were driven by favorable trading conditions in the derivatives and foreign exchange markets. Credit product revenues, including securitized products and high yield fixed income securities, benefited from increased securitization flows and strong customer volumes.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as corporate lending activities. In the quarter and six month period ended May 31, 2004, sales and trading revenues associated with corporate lending activities increased by approximately $30 million and $75 million due to growth in the loan portfolio and improved conditions in the credit markets.

Principal Transactions—Investments.    Principal transaction net investment revenue increased $92 million and $118 million in the quarter and six month period ended May 31, 2004. Both periods’ results included a gain on the sale of an investment in TradeWeb, an electronic trading platform. Gains associated with real estate and principal investment activities also contributed to the increases from the prior year periods.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 45% and 47% in the quarter and six month period ended May 31, 2004 due to higher fees associated with real estate investment and advisory activities, primarily due to the acquisition of a majority of the U.S. real estate equity investment management business of Lend Lease Corporation in November 2003.

Other.    Other revenues decreased 22% and 1% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The decreases were primarily attributable to lower miscellaneous revenue items and lower revenues from the aircraft financing business.

Net revenues from the Company’s aircraft financing business continued to be adversely affected by the slowdown in the commercial aircraft industry that began in 2001. In fiscal 2002 and fiscal 2003, declining aircraft passenger volume, overcapacity of aircraft and financial difficulties experienced by major airlines contributed significantly to a decline in lease rates for operating lessors, including the Company’s aircraft financing business. These conditions improved somewhat toward the end of fiscal 2003 and in the first half of fiscal 2004. At May 31, 2004, the number of the Company’s aircraft that were off-lease or not committed to a lease transaction had decreased significantly from the prior year.

Non-Interest Expenses.    Non-interest expenses increased 23% and 15% in the quarter and the six month period ended May 31, 2004. Compensation and benefits expense increased 42% and 22% in the quarter and six month period, primarily due to higher incentive-based compensation accruals, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses remained virtually unchanged in the quarter and increased 3% in the six month period. Brokerage, clearing and exchange fees increased 21% and 22% in the quarter and six month period, primarily reflecting increased trading activity. Professional services expense increased 34% for both the quarter and six month period, primarily due to higher consulting and employee recruitment costs. Other expenses decreased 23% and 24% in the quarter and the six month period, primarily reflecting a lower aircraft impairment charge. The quarter and six month period ended May 31, 2004 included an aircraft impairment charge of $109 million as compared with $287 million in the comparable periods of 2003. The six month period of fiscal 2003 also included a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). The decrease in other expenses from the second quarter of fiscal 2003 was partially offset by legal accruals of approximately $110 million related to the Parmalat Matter and IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of this Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Revenues:
Investment banking	$82	$66	$159	$146
Principal transactions:
Trading	141	167	282	321
Investments	(4)	1	—	7
Commissions	367	310	784	590
Asset management, distribution and administration fees	511	370	983	756
Interest and dividends	95	92	188	181
Other	52	35	92	63

Total revenues	1,244	1,041	2,488	2,064
Interest expense	35	39	68	77

Net revenues	1,209	1,002	2,420	1,987

Non-interest expenses	1,077	940	2,122	1,864

Income before taxes	$132	$62	$298	$123

Individual Investor Group net revenues were $1,209 million and $2,420 million in the quarter and six month period ended May 31, 2004, an increase of 21% and 22% from the comparable periods of fiscal 2003. Individual Investor Group income before taxes was $132 million and $298 million in the quarter and six month period ended May 31, 2004 as compared with $62 million and $123 million in the comparable periods of fiscal 2003. The increase in net revenues in both periods was primarily attributable to higher commission revenues and asset management, distribution and administration fees. The increase in income before taxes in both periods was primarily due to higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

The results for the Individual Investor Group in the quarter and six month period ended May 31, 2004 benefited from higher individual investor participation in the U.S. equity markets and positive inflows into equity mutual funds. Client assets were $579 billion at May 31, 2004.

Investment Banking.    Investment banking revenues increased 24% and 9% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily due to higher revenues from the underwriting of Unit Investment Trust products. Equity underwriting revenues decreased in the six month period ended May 31, 2004.

Principal Transactions.    Principal transaction trading revenues decreased 16% and 12% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The decrease in both periods reflected lower revenues from fixed income products, including corporate and municipal fixed income securities. The decrease in the six month period also reflected lower revenues from government fixed income securities, as individual investors’ preferences shifted toward equity products.

Commissions.    Commission revenues increased 18% and 33% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003 due to higher customer trading volumes as individual investor participation in the U.S. equity markets increased.

Net Interest.     Net interest revenues increased 13% and 15% in the quarter and six month periods ended May 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily due to higher net interest revenues from brokerage services provided to individual customers as a result of an increase in the level of customer margin loans. In addition, there was a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 38% and 30% in the quarter and six month periods ended May 31, 2004 from the comparable periods of fiscal 2003. An increase in client asset balances as compared with the prior periods resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed and Morgan Stanley ChoiceSM accounts. The increase in client asset balances was primarily due to market appreciation, reflecting improvement in the global financial markets. Client assets in fee-based accounts rose 28% to $145 billion during the period from June 1, 2003 to May 31, 2004 and increased as a percentage of total client assets to 25% from 21%.

Other.    Other revenues increased 49% and 46% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily due to higher revenues from customer service and account fees.

Non-Interest Expenses.    Non-interest expenses increased 15% and 14% in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily attributable to higher compensation and benefits expense, which increased 12% and 11% in the quarter and six month period, principally reflecting higher incentive-based compensation accruals due to higher levels of net revenues. This increase was partially offset by reduced costs reflecting lower employment levels. Excluding compensation and benefits expense, non-interest expenses increased 20% in both the quarter and six month period. Professional services expense increased 69% and 59% in the quarter and six month period largely due to higher sub-advisory fees related to the Investment Consulting Services business, as well as higher consulting and legal fees. Other expenses increased 48% and 59% in the quarter and six month period, primarily resulting from higher accruals associated with legal and regulatory matters.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Investment banking	$10	$9	$23	$17
Principal transactions:
Investments	59	14	68	(4)
Commissions	8	3	16	7
Asset management, distribution and administration fees	607	528	1,210	1,051
Interest and dividends	1	—	3	2
Other	6	8	15	15

Total revenues	691	562	1,335	1,088
Interest expense	1	4	3	5

Net revenues	690	558	1,332	1,083

Non-interest expenses	481	436	953	861

Income before taxes	$209	$122	$379	$222

Investment Management net revenues were $690 million and $1,332 million for the quarter and six month period ended May 31, 2004, an increase of 24% and 23% from the comparable periods of fiscal 2003. Investment Management income before taxes was $209 million and $379 million for the quarter and six month period ended May 31, 2004, an increase of 71% from the comparable periods of fiscal 2003. The increase in net revenues in both periods primarily reflected higher fee-based revenues due to an increase in average assets under management or supervision and a more favorable average asset mix. The increase in average assets under management was primarily attributable to market appreciation, reflecting improved conditions in the global financial markets as compared with the prior year. Higher net gains in the Company’s private equity portfolio also contributed to the increase in net revenues in both periods. The increase in income before taxes in both periods was primarily due to higher net revenues, partially offset by an increase in non-interest expenses, including higher compensation and benefits expense.

During the first quarter of fiscal 2004, the Company announced that a team of investment professionals from the private equity business will establish an independent private equity firm that will manage, through a long-term subadvisory role, the Morgan Stanley Capital Partners (“MSCP”) funds. The Company will continue as general partner for the MSCP funds and retain its limited partner interests. The Company will operate its other existing principal and real estate investment vehicles (that are included in the Investment Management and Institutional Securities businesses) as before and will actively pursue additional principal investing opportunities for its clients. The Company expects that the independent private equity firm will be established in the third quarter of fiscal 2004.

Investment Banking.    Investment banking revenues increased 11% and 35% in the quarter and six month period ended May 31, 2004, reflecting a higher volume of Unit Investment Trust sales.

Principal Transactions—Investments.    Principal transaction net investment gains aggregating $59 million and $68 million were recognized in the quarter and six month period ended May 31, 2004 as compared with net gains of $14 million and net losses of $4 million in the quarter and six month period ended May 31, 2003, respectively. Results in the quarter and six month period ended May 31, 2004 were primarily related to higher net gains on certain investments (including Ping An Insurance (Group) Company of China, Ltd.) in the Company’s private equity portfolio as compared with the prior year periods.

Commissions.    Commission revenues increased in the quarter and six month period ended May 31, 2004 reflecting higher sales volume of certain fund products.

Asset Management, Distribution and Administration Fees.    Investment Management’s period end and average customer assets under management or supervision were as follows:

	At May 31, 2004	At May 31, 2003	Average For the Three Months Ended		Average For the Six Months Ended
			May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$195	$185	$197	$180	$199	$181
Institutional	189	151	187	146	179	147

Total	$384	$336	$384	$326	$378	$328

Assets under management or supervision by asset class:
Equity	$182	$142	$183	$130	$180	$131
Fixed income	114	116	116	116	114	118
Money market	66	62	64	64	63	64
Other(1)	22	16	21	16	21	15

Total	$384	$336	$384	$326	$378	$328

(1)	Amounts include alternative investment vehicles.

Asset management, distribution and administration fees increased 15% in both the quarter and six month period, reflecting higher fund management and administration fees commensurate with an 18% and 15% increase in average assets under management or supervision and a more favorable average asset mix, as market appreciation resulted in a shift toward equity products.

As of May 31, 2004, customer assets under management or supervision increased $48 billion from May 31, 2003. The increase was primarily due to market appreciation, reflecting improvement in the global equity markets. Net flows into institutional products were positive for the second consecutive quarter, led by the launch of the Morgan Stanley Institutional Liquidity Funds and sales of fixed income and alternative investment products.

Non-Interest Expenses.    Non-interest expenses increased 10% and 11% in the quarter and six month period ended May 31, 2004. Compensation and benefits expense increased 26% and 28% in the quarter and six month period, principally reflecting higher incentive-based compensation accruals due to higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 2% and 3% in the quarter and six month period ended May 31, 2004. Professional services expenses increased 63% and 66% in the quarter and six month period, primarily reflecting an increase in sub-advisory, consulting and legal fees. Marketing and business development expenses decreased 25% in the six month period, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 6% and 5% in the quarter and six month period, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-end funds.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Fees:
Merchant and cardmember	$306	$338	$643	$702
Servicing	485	503	1,057	1,070
Other	16	6	21	2

Total non-interest revenues	807	847	1,721	1,774

Interest revenue	435	543	915	1,089
Interest expense	163	197	337	436

Net interest income	272	346	578	653
Provision for consumer loan losses	200	309	462	645

Net credit income	72	37	116	8

Net revenues	879	884	1,837	1,782

Non-interest expenses	581	582	1,174	1,190

Income before taxes	$298	$302	$663	$592

Credit Services net revenues were $879 million and $1,837 million in the quarter and six month period ended May 31, 2004, a decrease of 1% and an increase of 3% from the comparable periods of fiscal 2003. Income before income taxes was $298 million and $663 million in the quarter and six month period ended May 31, 2004, a decrease of 1% and an increase of 12% from the comparable periods of fiscal 2003. The decrease in net revenues in the quarter was primarily due to lower net interest income and non-interest revenues, partially offset by a lower provision for consumer loan losses. The increase in net revenues in the six month period was primarily attributable to a lower provision for consumer loan losses, partially offset by lower net interest income and non-interest revenues. The increase in income before taxes in the six month period reflected higher net revenues and lower non-interest expenses.

Merchant and Cardmember Fees.    Merchant and cardmember fees decreased 9% and 8% in the quarter and six month period. The decrease was due to lower late payment and overlimit fees and higher cardmember rewards, partially offset by higher balance transfer fees and merchant discount revenues. The decline in late payment and overlimit fees reflected fewer late fee occurrences and a decline in overlimit accounts, partially offset by lower charge-offs. The increase in cardmember rewards reflects increased sales volume and the impact of promotional programs. Balance transfer fees increased as a result of the Company’s increased focus on improving balance transfer profitability. The increase in merchant discount revenue was due to a modest increase in sales volume.

In response to industry-wide regulatory guidance, the Company is in the process of revising its overlimit fee assessment policies. The Company will continue to review the criteria under which cardmembers who exceed their credit limit are charged a fee; this process is expected to result in lower cardmember fee revenue in future periods.

Servicing Fees.

The table below presents the components of servicing fees:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(dollars in millions)
Merchant and cardmember fees	$161	$185	$343	$369
Interest revenue	1,015	1,049	2,059	2,083
Other revenue	—	30	30	87
Interest expense	(174)	(213)	(350)	(415)
Provision for consumer loan losses	(517)	(548)	(1,025)	(1,054)

Servicing fees	$485	$503	$1,057	$1,070

Servicing fees decreased 4% in the quarter ended May 31, 2004 reflecting lower other revenue and cardmember fees partially offset by a lower provision for consumer loan losses. The decrease in the other revenue component of servicing fees reflected net losses from general purpose credit card securitizations, which were attributable to net gain amortization of prior securitizations, along with lower net gains from mortgage securitizations and whole loan sales. The decrease in net general purpose credit card securitization gains primarily reflected the absence of securitization transactions in the fiscal 2004 quarter. Cardmember fees were lower due to lower late payment and overlimit fees, partially offset by higher balance transfer fees. The decrease in the provision for consumer loan losses was attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio.

Servicing fees decreased 1% in the six month period ended May 31, 2004 reflecting lower other revenue and cardmember fees, partially offset by higher net interest cash flows and a lower provision for consumer loan losses. The decrease in the Other revenue component of servicing fees was attributable to lower levels of general purpose credit card and mortgage loan securitization transactions in the six month period ended May 31, 2004 as compared with the six month period in fiscal 2003. The increase in net interest cash flows was driven primarily by a lower interest rate environment, including the favorable impact of maturing fixed rate securitizations and higher levels of lower cost floating rate securitizations. Cardmember fees were lower due to lower late payment and overlimit fees, partially offset by higher balance transfer fees. The decrease in the provision for consumer loan losses was attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio.

The Company did not complete any general purpose credit card asset securitization transactions during the second quarter of fiscal 2004 as compared with $1.5 billion in the second quarter of fiscal 2003. The Company completed general purpose credit card asset securitizations of $1.9 billion in the six month period ended May 31, 2004 and $5.7 billion in the comparable period of fiscal 2003. The credit card asset securitization transactions completed in the six month period ended May 31, 2004 have expected maturities ranging from approximately five to seven years from the date of issuance. The Company did not complete any mortgage loan securitization transactions in the fiscal 2004 periods, while $0.6 billion and $0.8 billion were completed during the second quarter and six month period of fiscal 2003. The Company also received net proceeds from mortgage whole loan sales of $1.2 billion and $2.5 billion in the quarter and six month period ended May 31, 2004 and $0.7 billion and $2.2 billion in the quarter and six month period ended May 31, 2003.

Net Interest Income.    Net interest income decreased 21% and 11% in the quarter and six month period ended May 31, 2004, as a decline in interest revenue was partially offset by lower interest expense. In the quarter, the decline in interest revenue was primarily due to a decrease in average general purpose credit card loans along with a lower yield. The lower yield on general purpose credit card loans in the quarter was primarily due to a decline in revolving balances partially offset by repricing of higher risk cardmembers. In the six month period, the decline in interest revenue was due to a decrease in average general purpose credit card loans, partially offset by a higher yield. The decrease in the average general purpose credit card loans in both periods was primarily due to a lower level of balance transfer volume and higher payment rates. The higher yield on general purpose credit card loans in the six month period was primarily due to higher rates charged to higher risk cardmembers and a decline in the percentage of loan balances subject to promotional rates. The decrease in interest expense in the quarter was primarily due to a lower level of average interest bearing liabilities. The decrease in interest expense in the six month period was primarily due to a lower level of average interest bearing liabilities and a decrease in the Company’s average cost of borrowings. The Company’s average cost of borrowings was 4.15% and 4.42% for the six month periods ended May 31, 2004 and 2003, respectively. The decline in the average cost of borrowings reflected the favorable impact of replacing certain maturing fixed rate debt with lower cost financing.

The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six month periods ended May 31, 2004 and 2003 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended May 31,
	2004			2003
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$16,202	9.93%	$405	$19,120	10.57%	$510
Other consumer loans	1,343	5.16	18	1,454	5.55	20
Investment securities	111	0.67	—	65	0.98	—
Other	2,679	1.84	12	2,785	1.95	13

Total interest earning assets	20,335	8.50	435	23,424	9.21	543
Allowance for loan losses	(999)			(954)
Non-interest earning assets	2,442			2,451

Total assets	$21,778			$24,921

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$699	0.83%	$1	$816	1.04%	$2
Brokered	8,922	5.08	114	10,847	5.28	144
Other time	1,386	4.29	15	1,609	4.51	19

Total interest bearing deposits	11,007	4.71	130	13,272	4.92	165
Other borrowings	4,232	3.07	33	4,936	2.58	32

Total interest bearing liabilities	15,239	4.26	163	18,208	4.29	197
Shareholder’s equity/other liabilities	6,539			6,713

Total liabilities and shareholder’s equity	$21,778			$24,921

Net interest income			$272			$346

Net interest margin(1)			5.31%			5.87%

Interest rate spread(2)		4.24%			4.92%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Six Months Ended May 31,
	2004			2003
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$17,036	10.03%	$855	$20,695	9.87%	$1,019
Other consumer loans	1,347	5.22	35	1,601	5.49	44
Investment securities	107	0.72	—	64	1.01	—
Other	2,680	1.82	25	2,712	1.96	26

Total interest earning assets	21,170	8.64	915	25,072	8.71	1,089
Allowance for loan losses	(997)			(944)
Non-interest earning assets	2,458			2,431

Total assets	$22,631			$26,559

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$719	0.84%	$3	$842	1.02%	$4
Brokered	9,251	5.10	236	10,731	5.40	289
Other time	1,673	3.80	32	1,644	4.59	38

Total interest bearing deposits	11,643	4.65	271	13,217	5.02	331
Other borrowings	4,598	2.87	66	6,565	3.22	105

Total interest bearing liabilities	16,241	4.15	337	19,782	4.42	436
Shareholder’s equity/other liabilities	6,390			6,777

Total liabilities and shareholder’s equity	$22,631			$26,559

Net interest income			$578			$653

Net interest margin(1)			5.46%			5.23%
Interest rate spread(2)		4.49%			4.29%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended May 31, 2004 vs. 2003			Six Months Ended May 31, 2004 vs. 2003
	Increase/(Decrease) due to Changes in:			Increase/(Decrease) due to Changes in:
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$(78)	$(27)	$(105)	$(180)	$16	$(164)
Other consumer loans	(1)	(1)	(2)	(7)	(2)	(9)
Other	—	(1)	(1)	—	(1)	(1)

Total interest revenue	(71)	(37)	(108)	(170)	(4)	(174)

Interest Expense
Interest bearing deposits:
Savings	—	(1)	(1)	—	(1)	(1)
Brokered	(25)	(5)	(30)	(40)	(13)	(53)
Other time	(3)	(1)	(4)	1	(7)	(6)

Total interest bearing deposits	(28)	(7)	(35)	(39)	(21)	(60)
Other borrowings	(4)	5	1	(31)	(8)	(39)

Total interest expense	(32)	(2)	(34)	(78)	(21)	(99)

Net interest income	$(39)	$(35)	$(74)	$(92)	$17	$(75)

In response to industry-wide regulatory guidance, the Company continues to review the minimum payment requirements on its general purpose credit card loans. A change in the minimum payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenues and charge-offs.

Provision for Consumer Loan Losses.    The provision for consumer loan losses decreased 35% and 28% in the quarter and six month period ended May 31, 2004 primarily due to lower net principal charge-offs. In both the quarter and six month periods of fiscal 2004, the decline in net principal charge-offs was primarily due to improvement in credit quality. In addition, the six month period of fiscal 2004 also reflected lower bankruptcy charge-offs driven by a decline in U.S. personal bankruptcy filings. Despite the decline in net principal charge-off dollars, the net principal charge-off rates increased in the owned portfolio as compared with the comparable periods of fiscal 2003, reflecting the lower level of general purpose credit card loans. The Company reduced the allowance for consumer loan losses by $47 million and $48 million in the quarter and six month period ended May 31, 2004, respectively. This reduction was due to the improvement in credit quality, including lower delinquency rates and dollars. In contrast, the Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by approximately $23 million and $45 million in the quarter and six month period ended May 31, 2003, respectively, which reflected unfavorable trends in cardmember delinquencies and higher levels of personal bankruptcy filings.

Delinquencies.    Delinquency rates in both the over 30- and over 90-day categories were lower in both the owned and managed portfolios at May 31, 2004 as compared with May 31, 2003, reflecting improvements in portfolio credit quality, including the favorable impact of improving U.S. economic conditions on the portfolio. The managed over-30-day delinquency rate was the lowest level since the second quarter of fiscal 1995 and the managed over-90-day delinquency rate was the lowest level since the fourth quarter of fiscal 2000.

Non-Interest Expenses.    Non-interest expenses were relatively unchanged in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. Compensation and benefits expense decreased 1% and 4% in the quarter and six month period, reflecting a decrease in personnel costs due to lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003.

Excluding compensation and benefits expense, non-interest expenses were relatively unchanged in the quarter and six month period. Other expense decreased 6% in the quarter primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies. Information and communications expense increased 6% in the quarter primarily due to higher data processing costs. In the six month period, marketing and business development expense decreased 5% due to lower direct mail costs and other marketing expenses. Other expense decreased 5% in the six month period primarily due to lower postage costs. Professional services expense increased 14% in the six month period reflecting increased costs associated with enhanced credit and collection strategies.

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

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended
	May 31, 2004			May 31, 2003
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$16,202	9.93%	5.67%	$19,120	10.57%	6.28%
Securitized	30,727	12.91%	10.77%	32,054	12.81%	10.23%

Managed	$46,929	11.88%	9.06%	$51,174	11.97%	8.78%

	Six Months Ended
	May 31, 2004			May 31, 2003
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$17,036	10.03%	5.88%	$20,695	9.87%	5.45%
Securitized	30,757	13.15%	10.98%	31,284	13.20%	10.59%

Managed	$47,793	12.04%	9.21%	$51,979	11.87%	8.56%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended
	May 31, 2004			May 31, 2003
		Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$17,506	4.37%	2.15%	$18,465	5.27%	2.56%
Securitized	29,322	5.18%	2.55%	32,415	6.74%	3.27%

Managed	$46,828	4.88%	2.40%	$50,880	6.21%	3.01%

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net Principal Charge-offs
Owned	6.02%	5.92%	5.91%	5.73%
Securitized	6.73%	6.84%	6.67%	6.74%
Managed	6.48%	6.50%	6.40%	6.34%

Net Total Charge-offs (inclusive of interest and fees)
Owned	8.57%	8.28%	8.26%	7.90%
Securitized	9.55%	9.55%	9.55%	9.33%
Managed	9.21%	9.07%	9.09%	8.76%

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

The following table presents the valuation of the Company’s cash products by level of price transparency (dollars in millions):

	At May 31, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$168,164	$88,572	$147,032	$75,058
Reduced or no price transparency	9,467	253	9,942	148

Total	$177,631	$88,825	$156,974	$75,206

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

The following table presents the fair value of the Company’s exchange traded and OTC derivative assets and liabilities (dollars in millions):

	At May 31, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$2,446	$5,510	$2,306	$3,091
OTC	46,874	36,105	42,346	33,151

Total	$49,320	$41,615	$44,652	$36,242

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

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or other related financial instruments. The Company’s trading divisions, the Controllers Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K.

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

Aircraft under Operating Leases.    Aircraft under operating leases are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon the average market appraisal values obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 16 to the condensed consolidated financial statements).

Liquidity and Capital Resources.

The Company’s senior management establishes the overall liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. These committees, along with the Company’s Treasury Department and other control groups, also assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated balance sheet, liquidity, and capital structure, thereby helping to ensure that its business activities are integrated with the Company’s liquidity and capital policies.

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects and provides some protection from the economic risks inherent in its businesses. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity. At May 31, 2004, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $29.9 billion.

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

Liquidity Management Framework:	Designed to:
Cash Capital Policy	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient Cash Capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve in the form of immediately available cash and cash equivalents to cover volatility in day-to-day funding needs. The reserve is periodically assessed and determined based on funding volatility and liquidity targets and averaged approximately $23 billion during the six month period ended May 31, 2004.
Contingency Planning	Maintain the Company’s Contingency Funding Plan to ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the Company’s businesses. The Company’s Contingency Funding Plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Also see “Commitments” herein.

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

The Balance Sheet.

The Company’s total assets increased to $729.5 billion at May 31, 2004 from $602.8 billion at November 30, 2003 primarily due to favorable trading opportunities and strong client activity. The increase was primarily due to increases in securities borrowed, securities purchased under agreements to resell and receivables from customers largely due to growth in the Company’s equity financing related activities. Cash and securities deposited with clearing organizations increased in line with increased levels of customer activity. The increase was also due to increases in financial instruments owned, largely driven by U.S. government and agency securities and by growth in derivative contracts. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

The Company monitors and evaluates the composition and size of its balance sheet. Given the nature of the Company’s market making and customer financing activities, the overall size of the balance sheet fluctuates from time to time. The Company’s average total assets for the quarter and six month periods ended May 31, 2004 were approximately $699 billion and $673 billion, respectively.

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

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	May 31, 2004		November 30, 2003
	(dollars in millions, except ratio and per share data)
Total assets	$729,501		$602,843
Less: Securities purchased under agreements to resell	(96,042)		(78,205)
Securities borrowed	(202,412)		(153,813)
Add: Financial instruments sold, not yet purchased	130,440		111,448
Less: Derivative contracts sold, not yet purchased	(41,615)		(36,242)

Subtotal	519,872		446,031
Less: Segregated customer cash and securities balances	(29,918)		(20,705)
Assets recorded under certain provisions of SFAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R	(40,279)		(35,217)
Goodwill	(1,531)		(1,514)

Adjusted assets	$448,144		$388,595

Shareholders’ equity	$27,002		$24,867
Junior subordinated debt issued to capital trusts(1)	2,897		2,810

Subtotal	29,899		27,677
Less: Goodwill	(1,531)		(1,514)

Tangible shareholders’ equity	$28,368		$26,163

Leverage ratio(2)	25.7	x	23.0	x

Adjusted leverage ratio(3)	15.8	x	14.9	x

Book value per share(4)	$24.59		$22.93

(1)	The Company views the junior subordinated debt issued to capital trusts as a component of its equity capital base given the inherent characteristics of the securities. These characteristics include the long dated nature (final maturity at issuance of thirty years extendable at the Company’s option by a further nineteen years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters, and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(4)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,098 million at May 31, 2004 and 1,085 million at November 30, 2003.

Principal Sources of Funding.

For a discussion of the Company’s funding sources, including committed credit facilities and off-balance sheet funding, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Committed Credit Facilities.

During the second quarter of fiscal 2004, the Company renewed its committed credit facilities. As of May 31, 2004, the Company’s committed credit facilities include: the Morgan Stanley and Morgan Stanley Japan Limited (“MS-MSJL”) Facility, the Morgan Stanley & Co. Incorporated (“MS&Co.”) Facility, and the Morgan Stanley & Co. International Limited (“MSIL”) Facility. Under the MS-MSJL Facility, a group of banks is committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. Under the MS&Co. Facility, a group of banks is committed to provide up to $1.8 billion. Under the MSIL Facility, a group of banks is committed to provide up to $1.5 billion. For a more detailed discussion of the

Company’s committed credit facilities, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, risk management policies, cash liquidity and capital structure. In addition, the agencies that rate the Company’s debt have focused on changes in the market that may require financial services firms to assume more credit risk in connection with their corporate lending activities, and legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured financings. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Standard & Poor’s or Moody’s Investors Service. At May 31, 2004, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $895 million. Of this amount, $304 million (approximately 34%) relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of June 30, 2004, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc	a-1+	AA
Standard & Poor’s	A-1	A+

Activity in the Six Month Period Ended May 31, 2004.

During the six month period ended May 31, 2004, the Company issued senior notes aggregating $21.1 billion, including non-U.S. dollar currency notes aggregating $3.7 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At May 31, 2004, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $104 billion (including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6 years at May 31, 2004.

During the six month period ended May 31, 2004, the Company purchased approximately $187 million of its common stock under its publicly announced repurchase programs through open market purchases at an average cost of $54.04 per share (see also “Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities” in Part II, Item 2).

Commitments.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of May 31, 2004 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(dollars in millions)
Letters of credit(2)	$8,214	$912	$—	$—	$9,126
Principal investment and private equity activities	68	60	6	91	225
Investment grade lending commitments(3)(5)	3,887	5,492	3,976	3,132	16,487
Non-investment grade lending commitments(3)(5)	120	776	519	828	2,243
Commitments for secured lending transactions(4)	2,194	4,705	84	177	7,160
Commitments to purchase mortgage loans(6)	8,781	—	—	—	8,781

Total(1)	$23,264	$11,945	$4,585	$4,228	$44,022

(1)	See Note 9 to the condensed consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(4)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(5)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(6)	This amount represents the Company’s forward purchase contracts involving mortgage loans.

The table above does not include commitments to extend credit for consumer loans of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At May 31, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $45 billion and $33 billion, respectively.

Less Liquid Assets.

At May 31, 2004, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.5 billion, aircraft assets of $4.1 billion and goodwill of $1.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At May 31, 2004, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $840 million, of which approximately $350 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments can be characterized as having periods of higher volatility and reduced liquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the Company’s condensed consolidated statements of income. At May 31, 2004 and November 30, 2003, the Company had high-yield instruments owned with a market value of approximately $5.1 billion and $3.7 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $1.0 billion and $0.8 billion, respectively.

Lending Activities.    In connection with certain of its Institutional Securities business activities, the Company provides to selected clients through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At May 31, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $1.1 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.8 billion and $0.7 billion, respectively. At May 31, 2004 and November 30, 2003, the aggregate value of loans and positions and lending commitments (see the table under “Commitments” herein) outstanding was $21.6 billion and $17.8 billion, respectively. In connection with these business activities (including the loans and positions and the lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $7.3 billion at May 31, 2004 and $5.5 billion at November 30, 2003.

Regulatory Developments.

The SEC approved a rule on April 28, 2004 in response to industry requests to establish a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under this rule, the SEC has the authority to regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The Company currently expects to apply to the SEC later this year for permission to operate under the rule.

The Company continues to work with its regulators to understand and assess the impact of the rule and Basel II capital standards. Many important elements of the new regulations are still being finalized. The Company cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and affect decisions with respect to raising and using capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk.    The Company (other than Credit Services) uses 99%/One-Day Value-at-Risk (“VaR”) as one of a range of risk management tools. The Company also presents 95%/One-Day VaR to facilitate comparisons with other global financial services firms. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of trading positions generating market risk is not included in VaR (e.g., certain credit default baskets) and the modeling of the risk characteristics of some positions relies upon approximations that could be significant under certain circumstances (e.g., mortgage-backed securities prepayment risk). For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the following: the Company’s quarter-end Trading & Non-trading VaR for each primary risk exposure and on an aggregate basis at May 31, 2004, February 29, 2004, and November 30, 2003 (see Table 1 below); the Company’s quarter-end Trading VaR for each primary risk exposure and on an aggregate basis at May 31, 2004, February 29, 2004, and November 30, 2003 (see Table 2 below); the Company’s average daily Trading VaR for each primary risk exposure and on an aggregate basis for the quarters ended May 31, 2004, February 29, 2004, and November 30, 2003 (see Table 3 below); and the Company’s quarterly average, high, and low Trading VaR for each primary risk exposure and on an aggregate basis for the quarter ended May 31, 2004 (see Table 4 below). Trading & Non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR, including (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. Table 3 below, which reports average Trading VaR for the current and previous quarter, provides the most representative summary of trends in Trading VaR during the period.

Table 1: Quarter-end Trading & Non-trading VaR	95%/One-Day VaR(1)			99%/One-Day VaR(1)
Primary Market Risk Category	At May 31, 2004	At February 29, 2004	At November 30, 2003	At May 31, 2004	At February 29, 2004	At November 30, 2003
	(dollars in millions)
Interest rate and credit spread	$46	$40	$30	$67	$60	$52
Equity price	22	22	22	32	31	32
Foreign exchange rate	6	6	5	8	10	7
Commodity price	24	19	15	36	28	22

Subtotal	98	87	72	143	129	113
Less diversification benefit(2)	35	34	30	53	54	50

Aggregate VaR	$63	$53	$42	$90	$75	$63

(1)	95% VaR represents the loss amount that one would not expect to exceed, on average, more than five times every one hundred trading days if the portfolio were held constant for a one-day period. 99% VaR represents the loss amount that one would not expect to exceed, on average, more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
(2)	Equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

At May 31, 2004, Aggregate Trading VaR was $72 million at a 99% confidence level, compared to $63 million at February 29, 2004. The increase in Aggregate Trading VaR was primarily driven by an increase in the contribution of commodity price VaR to total Aggregate Trading VaR. Commodity price VaR increased to $36 million from $28 million at February 29, 2004, driven predominately by increased exposure to energy (i.e., natural gas and electricity) and oil products (i.e., crude and distillates).

Table 2: Quarter-end Trading VaR	95%/One-Day VaR			99%/One-Day VaR
Primary Market Risk Category	At May 31, 2004	At February 29, 2004	At November 30, 2003	At May 31, 2004	At February 29, 2004	At November 30, 2003
	(dollars in millions)
Interest rate and credit spread	$31	$31	$29	$49	$47	$45
Equity price	20	20	21	29	28	30
Foreign exchange rate	6	6	5	8	10	7
Commodity price	24	19	15	36	28	22

Subtotal	81	76	70	122	113	104
Less diversification benefit	32	33	30	50	50	46

Aggregate trading VaR	$49	$43	$40	$72	$63	$58

As shown in Table 3, below, average Trading VaR during the quarter ended May 31, 2004 increased to $72 million from $62 million for the quarter ended February 29, 2004. Higher interest rate and credit spread VaR and higher commodity price VaR drove the increase in Aggregate Trading VaR, as a robust trading environment provided additional opportunities in interest rate-sensitive fixed income products, and commodity products. The Company may continue to realize higher levels of VaR if favorable trading opportunities continue into future quarters.

Table 3: Average Trading VaR	Average Daily 95%/One-Day VaR			Average Daily 99%/One-Day VaR
Primary Market Risk Category	Quarter Ended May 31, 2004	Quarter Ended February 29, 2004	Quarter Ended November 30, 2003	Quarter Ended May 31, 2004	Quarter Ended February 29, 2004	Quarter Ended November 30, 2003
	(dollars in millions)
Interest rate and credit spread	$32	$28	$27	$50	$42	$45
Equity price	22	21	20	32	30	29
Foreign exchange rate	8	7	8	12	11	13
Commodity price	22	18	17	34	27	26
Aggregate trading VaR	$49	$42	$41	$72	$62	$61

In order to facilitate comparison with other global financial services firms that report Trading VaR with respect to a 10-business day holding period, the Company’s 99% and 95% average 10-day Aggregate Trading VaR amounts for the quarter ended May 31, 2004 were $229 million and $156 million, respectively.

Table 4 below, which presents average, high and low trading VaR, provides a representative summary of the Company’s trading market-risk profile during the course of the quarter ended May 31, 2004.

Table 4: Average/High/Low Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended May 31, 2004			Daily 99%/One-Day VaR for the Quarter Ended May 31, 2004
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$40	$27	$32	$64	$43	$50
Equity price	30	18	22	43	26	32
Foreign exchange rate	14	4	8	20	7	12
Commodity price	27	19	22	44	28	34
Aggregate trading VaR	$59	$43	$49	$85	$63	$72

The Company’s average 99%/one-day Aggregate Trading VaR for the quarter ended May 31, 2004 was $72 million. Around this average, the Company’s Aggregate Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate Trading VaR for its trading activities and illustrates that for more than 90% of trading days during the quarter ended May 31, 2004, Aggregate Trading VaR ranged between $63 million and $81 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended May 31, 2004 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenues credited to the trading businesses). There were no days during the quarter ended May 31, 2004 in which the Company incurred daily trading losses in its trading business in excess of the 99%/one-day Aggregate Trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99% one-day Aggregate trading VaR reported in Table 4 above.

As of May 31, 2004, interest rate risk exposure associated with the Company’s consumer lending activities, included within Credit Services, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2003.

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

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at May 31, 2004. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,215	$2,098	$1,779	$4,798	$(1,653)	$8,237	$4,189
AA	5,523	3,111	2,221	7,461	(4,642)	13,674	8,684
A	3,676	2,008	1,923	3,900	(1,791)	9,716	5,976
BBB	4,046	2,677	1,185	3,301	(1,076)	10,133	5,909
Non-investment grade	2,541	683	394	616	(395)	3,839	1,857
Unrated(4)	843	361	54	50	(33)	1,275	143

Total	$17,844	$10,938	$7,556	$20,126	$(9,590)	$46,874	$26,758

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at May 31, 2004, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-collateral	Net Exposure Post-collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,656	$6,532	$6,277	$18,460	$(8,517)	$27,408	$13,856
Foreign exchange forward contracts and options	4,526	395	106	5	(90)	4,942	3,964
Equity securities contracts (including equity swaps, warrants and options)	1,153	878	364	1,047	(248)	3,194	786
Commodity forwards, options and swaps	7,509	3,133	809	614	(735)	11,330	8,152

Total	$17,844	$10,938	$7,556	$20,126	$(9,590)	$46,874	$26,758

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,056	$6,749	$5,558	$11,070	$(8,517)	$18,916
Foreign exchange forward contracts and options	4,889	307	70	21	(90)	5,197
Equity securities contracts (including equity swaps, warrants and options)	1,185	882	572	345	(248)	2,736
Commodity forwards, options and swaps	6,315	2,442	783	451	(735)	9,256

Total	$16,445	$10,380	$6,983	$11,887	$(9,590)	$36,105

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

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

Part II    OTHER INFORMATION

Item 1.     Legal Proceedings

(a)  The following is a new matter reported by the Company.

The Company has reached an agreement in principle with the Staff of the SEC to resolve an informal accounting investigation by entering into an administrative “cease and desist” order. The matter primarily involves the Company’s accounting for impairment charges on aircraft assets prior to the second quarter of 2003. The order could also involve the valuation of certain positions in the Company’s high-yield bond portfolio for the fourth quarter of 2000. The proposed resolution would involve no monetary penalty, would not make any allegations of fraud, nor involve any restatement of any past financial statements. Negotiations with the Staff about the details of a resolution have not concluded, and no assurance can be given that such a resolution will be achieved. Please refer to Note 12 of our third quarter 2003 Form 10-Q for a description of the current method of determining impairment charges and the impact had this method been employed for prior impairment charges.

(b)  The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2004.

IPO Allocation Matters.

In In re Initial Public Offering Antitrust Litigation, the Court denied plaintiffs’ motion for reconsideration of the dismissal on April 14, 2004.

In In re Initial Public Offering Securities Litigation, motions for class certification have been briefed and argued and are under submission. On June 10, 2004, plaintiffs and issuer defendants entered into a definitive settlement agreement and on June 14, 2004, those parties jointly moved for approval of the proposed settlement.

On or about May 18, 2004, the Company entered into a settlement with the NASD to resolve a matter relating to IPO allocation practices and the receipt of higher than usual commission rates. The Company submitted a Letter of Acceptance, Waiver and Consent for the purpose of settling alleged violations of NASD Rule 2110 requiring member firms to observe high standards of commercial honor and adhere to just and equitable principles of trade. The firm consented, without admitting or denying the allegations, to the imposition of a censure, a fine of $490,000 and a payment of $4.9 million in disgorgement for receiving unusually high commissions from approximately 25 customers without inquiry and within one day of allocating shares of “hot” IPOs to these customers.

Research Matters.

On May 19, 2004, in State of West Virginia ex rel. Darrell v. Bear Stearns & Co., Inc., et al., a case filed against the Company and nine other firms that settled regulatory actions in connection with research independence matters seeking to impose civil fines for alleged violations of the West Virginia Consumer Credit and Protection Act based on alleged conflicts of interest between defendants’ investment banking and research analysts, the Court denied defendants’ motion to dismiss, but agreed to certify the question to the West Virginia Supreme Court.

On May 21, 2004, in Fogarazzo v. Lehman Bros., et al., a case filed against the Company and two other underwriters alleging that underwriters failed to disclose that they were issuing positive research on RSL Communications, Inc. in order to obtain investment banking business, the Court denied the defendants’ motion to dismiss. On July 8, 2004, the Court denied the Company’s motion to certify the order for interlocutory appeal.

On June 30, 2004, the Supreme Court of the State of New York dismissed Striffler v. Purcell, et al., a shareholder derivative action against certain current or former members of the Board of Directors and certain other officers alleging breach of fiduciary duty in connection with research practices.

Mutual Fund Matters.

Sales Practices.    Regarding the complaints filed by the Massachusetts Securities Division (the “Division”), on May 24, 2004, the presiding hearing officer granted the Company’s motion to dismiss all claims relating to the Company’s differential compensation practices and its receipt of remuneration from third-party fund families, holding that these practices did not violate any state law or regulation. An evidentiary hearing on the remainder of the Division’s claims is scheduled to commence on July 19, 2004.

On June 17, 2004, the New Hampshire Bureau of Securities Regulation filed a petition for relief against Morgan Stanley DW Inc. alleging, among other things, that a former financial advisor solicited certain customers to purchase certain unregistered, non-exempt securities, that certain managers promoted the sale of proprietary mutual funds and other products by the use of certain “sales contests” and that the firm failed to disclose the allegedly material fact of such contests. The petition for relief seeks, among other things, an administrative fine of $500,000 and an order to show cause why Morgan Stanley DW Inc.’s broker-dealer license should not be suspended or revoked.

On April 26, 2004, in Starr v. Van Kampen Investments Inc., et al., the Court granted the parties’ agreed motion to transfer the action to the U.S. District Court for the Southern District of New York (the “SDNY”) for coordination with In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation. On July 2, 2004, defendants filed a motion to dismiss the derivative complaint.

Regarding the nine purported class actions initiated in the SDNY from October 2003 to December 2003, on February 20, 2004, the Court consolidated these actions as In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation. On April 16, 2004, plaintiffs filed a consolidated amended complaint on behalf of all persons or entities, other than defendants, who purchased or held shares of certain Morgan Stanley or Van Kampen mutual funds from October 1, 1999 to November 17, 2003 against the Company, including certain subsidiaries and various Morgan Stanley and Van Kampen funds, and certain officers of the Company and its affiliates and certain trustees of the named Morgan Stanley funds. Plaintiffs allege that defendants gave their sales force economic incentives to promote the sale of proprietary mutual funds and that they improperly failed to disclose these economic incentives. The complaint also alleges that defendants improperly used Rule 12b-1 fees and that the named funds paid excessive commissions to Morgan Stanley DW Inc. in connection with the sale of proprietary funds. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, Section 206 of the Investment Advisors Act of 1940, Sections 34(b), 36(b) and 48(a) of the Investment Company Act of 1940 and of common law fiduciary duties. The consolidated amended complaint seeks, among other things, compensatory damages, rescissionary damages, fees and costs. On July 2, 2004, defendants filed a motion to dismiss the consolidated amended complaint.

Late Trading and Market Timing.    On April 30, 2004, in Jackson v. Van Kampen Series Fund, Inc., et al., defendants appealed to the U.S. Court of Appeals for the Seventh Circuit seeking review of the decision to remand. On May 17, 2004, defendants moved in state Court to dismiss the action.

Other.    On May 21, 2004, a putative class action captioned The Robert N. Clemens Trust, et al., v. Morgan Stanley DW Inc. was filed in the U.S. District Court for the Western District of Tennessee. The complaint alleges that the defendant’s financial advisors inappropriately recommended Class B shares of Morgan Stanley mutual funds. In addition to individual claims asserted on behalf of the named plaintiffs, the complaint alleges on behalf of a purported class of certain purchasers of Morgan Stanley mutual funds’ Class B shares from February 25, 1998 to the present, violations of Section 10(b) of the Exchange Act and Rules 10b-5(a), (b) and (c). The complaint seeks, among other things, disgorgement and restitution of unspecified fees and charges, and unspecified compensatory and punitive damages, interest, fees and costs. On June 25, 2004, defendant moved to transfer the case to the U.S. District Court for the Middle District of Tennessee.

With respect to the various regulatory inquiries relating to, among other things, fees and revenue sharing, the SEC is conducting an investigation regarding the amount of fees charged by certain Morgan Stanley index funds, as well as the process by which those fees were determined.

On June 24, 2004, in Abrams v. Van Kampen Funds Inc., et al., the Court denied plaintiffs’ motion for summary judgment and granted in part and denied in part defendants’ motion for summary judgment.

In Hicks v. Morgan Stanley & Co., et al., the parties reached an agreement-in-principle to settle the matter.

Electricity Trading Matters.

On June 7, 2004, a new class action, City of Tacoma v. American Electric Power Service Corp., similar to the existing California actions (other than Millar), was filed in the U.S. District Court for the Western District of Washington.

In re Turkcell Iletisim Hizmetleri, A.S. Securities Litigation.

On April 19, 2004, the Court approved the final settlement of this matter.

EEOC Matter.

On July 12, 2004, the Company and the EEOC announced a $54 million settlement of all claims. Under the terms of the settlement, Schieffelin will receive $12 million, and present and former female employees of IED who believe they were the subject of discrimination will have the opportunity to make claims to a specially established fund of $40 million. A Special Master selected by the parties will decide the amount, if any, each claimant will receive; any money remaining in the fund will be used for scholarship programs for female students pursuing careers in the securities industry. An additional $2 million will be provided for diversity programs designed to enhance the compensation and promotional opportunities for female employees within the Company. The Company also agreed to take other steps, including implementing programs to enhance the promotion and retention of women.

AOL Time Warner Litigation.

On May 5, 2004, in the purported class action brought in the SDNY, the Court granted the Company’s motion to dismiss.

Coleman Litigation.

In the action naming Arthur Andersen LLP and certain of its affiliates and former partners as defendants, and in which the Company, Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. Incorporated are plaintiffs, between April 30 and June 17, 2004, certain defendants moved to dismiss the action.

LVMH Litigation.

On June 11, 2004, the Company filed its first set of appeal submissions.

Indonesian Litigation.

In the PT Lontar Papyrus proceeding, the Company’s defense was filed on May 4, 2004, plaintiff’s counterplea was filed on June 1, 2004 and the Company’s rejoinder was filed on June 22, 2004. In the PT Indah Kiat proceeding, the Company’s defense was filed on June 2, 2004, and plaintiff’s counterplea was filed on June 16, 2004.

In April 2004, a second set of proceedings was filed in the Indonesian District Courts by PT Lontar Papyrus against the Company and 28 other defendants, alleging that the defendants violated injunctions issued by the Indonesian District Court in the first claim brought by PT Lontar Papyrus and conspired to cause the failure of plaintiff’s restructuring negotiations. Plaintiff seeks damages in respect of losses allegedly suffered.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended May 31, 2004.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (March 1, 2004 – March 31, 2004)
Equity Anti-dilution Program (a)	473,400	$56.7327	473,400	(a	)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	284,551	$57.8479	N/A	N/A

Month #2 (April 1, 2004 – April 30, 2004)
Equity Anti-dilution Program (a)	894,177	$57.0381	894,177	(a	)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	63,559	$57.3460	N/A	N/A

Month #3 (May 1, 2004 – May 31, 2004)
Equity Anti-dilution Program (a)	2,083,938	$52.1391	2,083,938	(a	)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	80,441	$51.9139	N/A	N/A

Total
Equity Anti-dilution Program (a)	3,451,515	$54.0384	3,451,515	(a	)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	428,551	$56.6596	N/A	N/A

(a)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of stock grants and option exercises under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(b)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at May 31, 2004 and has no set expiration or termination date.
(c)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(d)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 20, 2004.

The stockholders voted on proposals to elect one class of directors for a three-year term and to ratify the appointment of Deloitte & Touche LLP as independent auditors.

The stockholders also acted on three stockholder proposals seeking to (1) declassify the Board of Directors (“First Proposal”), (2) require prior stockholder approval of future “golden parachutes” for senior executives (“Second Proposal”), and (3) request that the Company issue a report to stockholders disclosing political contributions and related policies (“Third Proposal”).

The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated March 4, 2004. In addition, Philip J. Purcell, John E. Jacob, C. Robert Kidder, Charles F. Knight, Miles L. Marsh, Michael A. Miles and Laura D’Andrea Tyson will continue to serve on the board. The First Proposal was approved. The Second Proposal and the Third Proposal were defeated. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of the stockholders as follows:

	For	Against/ Withheld	Abstain	Broker Non-vote
Election of Directors: Nominee:

John W. Madigan	719,363,642	262,569,214	*	*
Sir Howard J. Davies	940,750,567	41,182,289	*	*
Klaus Zumwinkel	940,491,026	41,441,830	*	*

Ratification of Independent Auditors:	952,440,493	21,947,330	7,542,511	*

First Proposal:	542,150,478	319,867,566	19,493,161	100,421,652

Second Proposal:	374,227,273	479,995,637	27,306,882	100,403,065

Third Proposal:	127,410,003	690,435,514	63,482,739	100,604,601

*	Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b)  Reports on Form 8-K

Form 8-K dated March 18, 2004 reporting Item 7 and Item 12 in connection with the announcement of the Company’s financial results for the fiscal quarter ended February 29, 2004.

Form 8-K dated March 26, 2004 reporting Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ ALEXANDER C. FRANK
Alexander C. Frank, Controller

By:	/S/ DAVID S. MOSER
David S. Moser, Principal Accounting Officer

Date:    July 13, 2004

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2004

Exhibit No.	Description

4	Third Supplemental Senior Indenture between Morgan Stanley and JPMorgan Chase Bank, as trustee, executed on April 20, 2004.

10	Amendment to Morgan Stanley 401(k) Plan.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 12, 2004, concerning unaudited interim financial information.

23.1	Consent of BK Associates, Inc.

23.2	Consent of Morten Beyer & Agnew, Inc.

23.3	Consent of Airclaims Limited.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1