Form 10-K/A
period 2003-11-30
MORGAN STANLEY
filed 2004-10-15
CIK 895421

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

The aggregate market value of the common stock of Registrant held by non-affiliates of Registrant as of May 31, 2003 was approximately $49,077,140,217. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares outstanding of Registrant’s common stock, $.01 par value, as of December 31, 2003: 1,085,170,940.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 20, 2004 are incorporated by reference in this Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This amendment on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003, as initially filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2004, and is being filed to reflect the restatement of the Company’s quarterly results for the first, second and third quarters of fiscal 2003, as discussed in Note 25 to the Company’s consolidated financial statements.

The Company has had discussions with the accounting staff (the “Staff”) of the SEC with respect to the timing of the recognition of expense related to equity compensation awards during fiscal 2003 in connection with the Company’s adoption, effective December 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” After the Company’s discussions with the Staff and after the Company consulted with its independent registered public accounting firm, the Company determined on October 8, 2004 the need to restate its previously filed interim financial statements for the first, second and third quarters of fiscal 2003. The Company also reviewed this matter with its Audit Committee.

Prior to the Company’s adoption of SFAS No. 123 in fiscal 2003, the Company recorded compensation expense for equity-based awards in accordance with Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” APB 25 states that equity-based awards should be expensed based upon the period or periods during which an employee performs services, and that the service period or periods should be inferred from the award terms or from the past pattern of granting awards in the absence of a stated service period. Based upon the terms of the Company’s pre-fiscal 2003 equity-based awards, which did not state a service period, and the past pattern of granting such awards, the Company determined that the appropriate service period under APB 25 was the year of grant, and accordingly recognized 100% of the compensation expense for equity-based awards in such year. In accordance with APB 28, “Interim Financial Reporting,” the Company accrued the estimated expense of the equity-based awards on a quarterly basis to reflect the interim periods’ portion of the annual costs.

The Company adopted SFAS No. 123 effective December 1, 2002. In the absence of a defined service period, SFAS No. 123 presumptively defines the service period (over which compensation costs should be recognized) as the vesting period. In the third quarter of fiscal 2003, the Company revised its equity-based compensation program (including extending the vesting period by an additional year for half of the awards), and determined that under SFAS No. 123 the service period for fiscal 2003 awards would be three and four years (depending upon the vesting provisions of the awards). As specified under the terms of the Company’s fiscal 2003 awards, the service period included the year of grant and the subsequent vesting periods.

In the first and second quarters of fiscal 2003, the Company continued to accrue compensation expense on the basis that equity-based awards would be expensed in the year of grant. In the third quarter of fiscal 2003, the Company determined that the expense recognized in the first and second quarters of fiscal 2003 should have been recognized over the longer service period. The Company reflected a cumulative adjustment to its compensation accruals for the three and nine month periods ended August 31, 2003 in the third quarter of fiscal 2003. Subsequently, after discussions with the Staff, the Company determined that with the adoption of SFAS No. 123, it should have begun to amortize the expense related to equity-based awards over a longer service period beginning in the first quarter of fiscal 2003.

The restatement reflects the changes of the timing of the recognition of equity-based compensation expense during the first three quarters of fiscal 2003. The restatement does not affect either the compensation expense or the net income recognized by the Company for the nine months ended August 31, 2003 and the twelve months ended November 30, 2003.

The following summarizes the restatement for the first, second and third quarters of fiscal 2003 and the six month period ended May 31, 2003:

Three Months Ended February 28, 2003	Previously Reported	Adjustment	Restated
	(dollars in millions, except per share and percentage data)
Compensation and benefits expense	$2,549	$(185)	$2,364

Net income	$905	$125	$1,030

Diluted EPS	$0.82	$0.12	$0.94

Annualized return on common equity	16.3%	2.2%	18.5%

i

Three Months Ended May 31, 2003	Previously Reported	Adjustment	Restated
	(dollars in millions, except per share and percentage data)
Compensation and benefits expense	$2,274	$(162)	$2,112

Net income	$599	$109	$708

Diluted EPS	$0.55	$0.10	$0.65

Annualized return on common equity	10.6%	1.9%	12.5%

Six Months Ended May 31, 2003	Previously Reported	Adjustment	Restated
	(dollars in millions, except per share and percentage data)
Compensation and benefits expense	$4,823	$(347)	$4,476

Net income	$1,504	$234	$1,738

Diluted EPS	$1.37	$0.21	$1.58

Annualized return on common equity	13.4%	2.0%	15.4%

Three Months Ended August 31, 2003	Previously Reported	Adjustment	Restated
	(dollars in millions, except per share and percentage data)
Compensation and benefits expense	$1,940	$347	$2,287

Net income	$1,269	$(234)	$1,035

Diluted EPS	$1.15	$(0.21)	$0.94

Annualized return on common equity	22.0%	(4.2)%	17.8%

This amendment does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement.

ii

Annual Report on Form 10-K /A

for the fiscal year ended November 30, 2003

iii

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

iv

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

Morgan Stanley makes available on www.morganstanley.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement, its most recent summary annual report to shareholders, as well as any amendments to these documents, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. In addition, Morgan Stanley posts on www.morganstanley.com its composite Certificate of Incorporation, Bylaws, Charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee as well as its Corporate Governance Policies and its Code of Ethics and Business Conduct for its directors, officers and employees. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us at 1585 Broadway, New York, NY 10036, Attention: Investor Relations (212-761-4000). The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

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

Corporate Lending. Morgan Stanley provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non - investment grade (as determined by Morgan Stanley’s Credit Department using methodologies generally consistent with those employed by external rating agencies). These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by Morgan Stanley.*

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

Fiscal 2003’s results included a benefit from the Company’s adoption of SFAS No. 123. The net effect of this adoption reduced compensation expense by $262 million, increased net income by $177 million, or $0.16 per share, and increased return on average common equity by 0.8% (see “Equity-Based Compensation Program” herein). Fiscal 2003’s results included a lower effective tax rate, primarily reflecting lower taxes attributable to non-U.S. earnings as well as an increase in the utilization of domestic tax credits related to the Company’s investments in the production of synthetic fuel (see “Investments in Unconsolidated Investees” herein). The year’s results also included approximately $280 million in legal expenses related to various litigation costs and settlements, reflecting the continued legal and regulatory focus on the financial services industry.

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

Institutional Securities achieved net revenues of $11,211 million and net income of $2,437 million in fiscal 2003, increases of 23% and 46%, respectively, from fiscal 2002. The increase in net revenues was primarily attributable to higher revenues from fixed income sales and trading activities, partially offset by lower investment banking revenues. The increase in net income primarily reflected higher net revenues, partially offset by higher non-interest expenses. Non-interest expenses in fiscal 2003 included charges of $323 million ($191 million after-tax) in connection with the Company’s aircraft financing activities. Compensation and benefits expense included a $220 million ($151 million after-tax) net benefit, composed of a $352 million ($242 million after-tax) benefit related to expensing equity-based compensation awards over a longer service period, partially offset by $132 million ($91 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein). Excluding this net benefit, compensation costs increased due to a higher level of net revenues. Net income for fiscal 2003 also reflected a decrease in the effective income tax rate, primarily reflecting lower tax rates attributable to non-U.S. earnings, as well as an increase in the utilization of domestic tax credits, which primarily resulted from the Company’s investments in the production of synthetic fuel (see “Investments in Unconsolidated Investees” herein).

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

Fixed income underwriting revenues increased 15% in fiscal 2003, primarily reflecting favorable conditions in the global fixed income markets throughout the year. Transaction activity remained steady throughout fiscal 2003 as issuers took advantage of the lowest interest rates in nearly 45 years and relatively tight credit spreads. These conditions contributed to higher revenue from global high - yield, investment grade and securitized fixed income transactions. Fixed income underwriting revenues decreased 21% in fiscal 2002, primarily reflecting less favorable market conditions, including volatile credit spreads due to an increase in credit risks associated with certain issuers. These conditions contributed to a lower level of investment grade and structured credit underwriting transactions. This decrease was partially offset by higher revenues from underwriting municipal fixed income securities.

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

Non-Interest Expenses. Fiscal 2003’s total non-interest expenses increased 17%. Compensation and benefits expense increased 20%. Compensation and benefits expense included a $220 million net benefit related to the adoption of SFAS No. 123 (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense increased 26%, primarily due to higher incentive-based compensation, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 14% from fiscal 2002. Brokerage, clearing and exchange fees increased 13%, primarily reflecting higher global securities trading volumes. Other expenses increased 114%, primarily reflecting higher costs associated with the Company’s aircraft financing business, including a higher asset impairment charge of $287 million (as compared with $74 million in fiscal 2002) and higher aircraft repossession costs, as well as a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements). The increase in other expenses also reflected accruals of approximately $180 million for loss contingencies related to IPO Allocation Matters and the LVMH Litigation (see “Legal Proceedings” in Part I, Item 3). The increase in non-interest expenses was partially offset by restructuring and other charges of $117 million that were recorded in fiscal 2002 (see “Restructuring and Other Charges” herein).

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

Individual Investor Group net revenues were $4,017 million in fiscal 2003, a decrease of 1% from fiscal 2002. Individual Investor Group net income was $265 million in fiscal 2003 as compared with $59 million in fiscal 2002. The decrease in net revenues was primarily attributable to lower commissions, net interest and other revenues, partially offset by the absence of principal investment losses and higher investment banking revenues. The increase in net income was primarily due to lower non-interest expenses, including lower compensation and benefits and other expenses. Compensation and benefits expense included a $28 million ($17 million after-tax) net benefit, composed of a $55 million ($32 million after-tax) benefit related to expensing equity-based compensation awards over a longer service period, partially offset by $27 million ($15 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein).

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

Non-Interest Expenses. Non-interest expenses decreased 10% in fiscal 2003. The decrease was attributable to lower compensation and benefits expense, which decreased 6%, principally reflecting lower employment levels, as well as a net benefit of $28 million related to the adoption of SFAS No. 123 (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses decreased 17%. Occupancy and equipment expense decreased 13%, reflecting the results of the Company’s initiative to consolidate its branch locations. Information processing and communications expense decreased 8%, reflecting lower data processing and telecommunications expenses. Marketing and business development expense decreased 33% due to lower advertising costs. Other expenses were relatively unchanged. Litigation costs increased, reflecting higher costs in fiscal 2003 due to mutual fund regulatory settlements, coupled with a benefit in fiscal 2002 from the resolution of a mutual fund litigation matter. These increases were offset by costs recorded in fiscal 2002 associated with the sale of the Company’s self-directed online brokerage accounts. The decrease in non-interest expenses was also due to restructuring and other charges of $112 million in fiscal 2002 (see “Restructuring and Other Charges” herein).

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

Investment Management net revenues for fiscal 2003 were $2,509 million, a decrease of 8% from fiscal 2002. Investment Management net income for fiscal 2003 was $326 million, a decrease of 22% from fiscal 2002. The decrease in net revenues primarily reflected lower fee-based revenues due to a decline in average assets under management or supervision and a less favorable average asset mix, partially offset by higher principal investment revenues. The decrease in average assets under management was primarily attributable to market depreciation, reflecting declines in the global financial markets during the first half of fiscal 2003. The decrease in net income in fiscal 2003 was primarily due to lower net revenues, partially offset by a decline in non-interest expenses, including lower compensation costs. Compensation and benefits expense included a $12 million ($8 million after-tax) net benefit, composed of a $24 million ($16 million after-tax) benefit related to expensing equity-based compensation awards over a longer service period, partially offset by $12 million ($8 million after-tax) related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein).

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

Non-Interest Expenses. Fiscal 2003’s total non-interest expenses decreased 2%. Compensation and benefits expense decreased 5%, principally reflecting a decrease in employment levels, as well as a net benefit of $12 million related to the adoption of SFAS No. 123 (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses were relatively unchanged from fiscal 2002. Brokerage, clearing and exchange fees decreased 8%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current year due to a decrease in past sales. Other expenses increased 163%, primarily due to legal accruals associated with mutual fund regulatory settlements in fiscal 2003. In addition, fiscal 2002’s other expenses included the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter.

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

The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2003, fiscal 2002 and fiscal 2001 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2003			Fiscal 2002(3)			Fiscal 2001(3)
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,531	10.02%	$1,956	$20,659	11.03%	$2,279	$20,285	11.73%	$2,379
Other consumer loans	1,530	5.45	83	1,229	5.99	73	808	7.83	63
Investment securities	73	0.88	1	60	1.46	1	444	5.09	23
Other	2,668	1.90	51	2,451	2.45	60	2,389	5.37	128

Total interest earning assets	23,802	8.79	2,091	24,399	9.89	2,413	23,926	10.84	2,593
Allowance for loan losses	(967)			(890)			(790)
Non-interest earning assets	2,511			2,534			2,586

Total assets	$25,346			$26,043			$25,722

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$810	1.01%	$8	$1,018	1.56%	$16	$1,516	4.29%	$65
Brokered	10,523	5.28	556	9,732	6.01	584	8,891	6.63	590
Other time	1,620	4.38	71	2,037	5.10	104	3,058	5.99	183

Total interest bearing deposits	12,953	4.90	635	12,787	5.51	704	13,465	6.22	838
Other borrowings	5,676	3.02	171	7,053	4.91	346	6,299	6.33	398

Total interest bearing liabilities	18,629	4.33	806	19,840	5.29	1,050	19,764	6.26	1,236
Shareholder’s equity/other liabilities	6,717			6,203			5,958

Total liabilities and shareholder’s equity	$25,346			$26,043			$25,722

Net interest income			$1,285			$1,363			$1,357

Net interest margin(1)			5.40%			5.59%			5.67%
Interest rate spread(2)		4.46%			4.60%			4.58%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(3)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Rate/Volume Analysis.

	Fiscal 2003 vs. Fiscal 2002			Fiscal 2002 vs. Fiscal 2001(1)
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$(125)	$(198)	$(323)	$44	$(144)	$(100)
Other consumer loans	17	(7)	10	33	(23)	10
Investment securities	—	—	—	(20)	(2)	(22)
Other	5	(14)	(9)	3	(71)	(68)

Total interest revenue	(59)	(263)	(322)	51	(231)	(180)

Interest Expense
Interest bearing deposits:
Savings	(3)	(5)	(8)	(21)	(28)	(49)
Brokered	48	(76)	(28)	55	(61)	(6)
Other time	(21)	(12)	(33)	(61)	(18)	(79)

Total interest bearing deposits	9	(78)	(69)	(42)	(92)	(134)
Other borrowings	(68)	(107)	(175)	48	(100)	(52)

Total interest expense	(64)	(180)	(244)	5	(191)	(186)

Net interest income	$5	$(83)	$(78)	$46	$(40)	$6

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

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

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Fiscal 2003			Fiscal 2002			Fiscal 2001
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,531	10.02%	5.69%	$20,659	11.03%	5.74%	$20,285	11.73%	5.47%
Securitized	31,333	13.13%	10.64%	29,176	13.79%	10.78%	29,147	14.66%	9.54%

Managed	$50,864	11.93%	8.77%	$49,835	12.64%	8.71%	$49,432	13.45%	7.88%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Fiscal 2003			Fiscal 2002			Fiscal 2001
	Period End Loans	Delinquency Rates		Period End Loans	Delinquency Rates		Period End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$18,930	5.36%	2.53%	$22,153	5.32%	2.41%	$19,654	6.15%	2.73%
Securitized	29,428	6.36%	3.01%	28,990	6.45%	2.85%	29,678	7.32%	3.21%

Managed	$48,358	5.97%	2.82%	$51,143	5.96%	2.66%	$49,332	6.85%	3.02%

							Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Principal Charge-offs
Owned							6.05%	6.06%	4.86%
Securitized							6.95%	6.29%	5.70%
Managed							6.60%	6.19%	5.36%

							Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Total Charge-offs (inclusive of interest and fees)
Owned							8.33%	7.97%	6.41%
Securitized							9.75%	8.51%	7.69%
Managed							9.20%	8.28%	7.16%

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

As a result of the adoption of SFAS No. 123, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of three and four years, including the year of grant. Historically, the service period for stock-based awards was deemed to be the year of grant.

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

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2003 and November 30, 2002:

	Trading and Non-trading		Trading
Table 1: 99% Aggregate VaR Primary Market Risk Category	99%/One-Day VaR at November 30,		99%/One-Day VaR at November 30,
	2003	2002	2003	2002
	(dollars in millions, pre-tax)
Interest rate and credit spread	$52	$41	$45	$45
Equity price	32	14	30	14
Foreign exchange rate	7	6	7	6
Commodity price	22	22	22	22

Subtotal	113	83	104	87
Less diversification benefit(1)	50	35	46	34

Aggregate VaR	$63	$48	$58	$53

(1)	Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated 99%/one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each such category.

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

The table below represents 95% VaR on a one-day time horizon, which may be used to facilitate comparisons with other global financial services firms that report VaR at a 95% confidence interval:

	Trading and Non-trading		Trading
Table 2: 95% Aggregate VaR Primary Market Risk Category	95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,
	2003	2002	2003	2002
	(dollars in millions, pre-tax)
Interest rate and credit spread	$30	$26	$29	$28
Equity price	22	10	21	10
Foreign exchange rate	5	4	5	4
Commodity price	15	15	15	15

Subtotal	72	55	70	57
Less diversification benefit	30	23	30	22

Aggregate VaR	$42	$32	$40	$35

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

Table 3: 99% High/Low/Average Trading VaR Primary Market Risk Category	Daily 99%/One-Day VaR for Fiscal 2003
	High	Low	Average
	(dollars in millions, pre-tax)
Interest rate and credit spread	$54	$33	$43
Equity price	50	14	25
Foreign exchange rate	32	3	11
Commodity price	42	21	27
Aggregate trading VaR	$73	$45	$55

Table 4: 95% High/Low/Average Trading VaR Primary Market Risk Category	Daily 95%/One-Day VaR for Fiscal 2003
	High	Low	Average
	(dollars in millions, pre-tax)
Interest rate and credit spread	$33	$20	$26
Equity price	35	10	18
Foreign exchange rate	20	2	7
Commodity price	27	13	18
Aggregate trading VaR	$50	$32	$38

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2003, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-collateral	Net Exposure Post-collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$3,962	$7,382	$6,998	$19,823	$(11,080)	$27,085	$12,193
Foreign exchange forward contracts and options	5,554	442	101	12	(151)	5,958	5,384
Equity securities contracts (including equity swaps, warrants and options)	1,375	737	329	185	(161)	2,465	964
Commodity forwards, options and swaps	4,269	2,078	735	425	(669)	6,838	5,408

Total	$15,160	$10,639	$8,163	$20,445	$(12,061)	$42,346	$23,949

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross - Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,096	$7,142	$5,607	$12,139	$(11,080)	$18,904
Foreign exchange forward contracts and options	5,226	381	85	16	(151)	5,557
Equity securities contracts (including equity swaps, warrants and options)	1,007	1,148	434	367	(161)	2,795
Commodity forwards, options and swaps	4,231	1,628	532	173	(669)	5,895

Total	$15,560	$10,299	$6,658	$12,695	$(12,061)	$33,151

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Unearned Stock-Based Compensation	Total
BALANCE AT NOVEMBER 30, 2000	$545	$12	$3,377	$20,802	$3,042	$(91)	$(44)	$(6,024)	$(2,348)	$—	$19,271
Net income	—	—	—	3,521	—	—	—	—	—	—	3,521
Dividends	—	—	—	(1,053)	—	—	—	—	—	—	(1,053)
Redemption of 7¾% Cumulative Preferred Stock	(200)	—	—	—	—	—	—	—	—	—	(200)
Issuance of common stock	—	—	(926)	—	—	—	—	1,123	—	—	197
Issuance of put options	—	—	5	—	—	—	—	—	—	—	5
Exercise of put options	—	—	(12)	—	—	—	—	12	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(1,583)	—	—	(1,583)
Compensation payable in common stock	—	—	666	—	44	—	13	96	(166)	—	653
Tax benefits associated with stock-based awards	—	—	460	—	—	—	—	—	—	—	460
Employee tax withholdings and other	—	—	175	—	—	—	—	(559)	—	—	(384)
Cumulative effect of accounting change and net change in cash flow hedges	—	—	—	—	—	(112)	—	—	—	—	(112)
Translation adjustments	—	—	—	—	—	(59)	—	—	—	—	(59)

BALANCE AT NOVEMBER 30, 2001	345	12	3,745	23,270	3,086	(262)	(31)	(6,935)	(2,514)	—	20,716
Net income	—	—	—	2,988	—	—	—	—	—	—	2,988
Dividends	—	—	—	(1,008)	—	—	—	—	—	—	(1,008)
Redemption of Cumulative Preferred Stock	(345)	—	—	—	—	—	—	—	—	—	(345)
Issuance of common stock	—	—	(868)	—	—	—	—	1,047	—	—	179
Issuance of put options	—	—	6	—	—	—	—	—	—	—	6
Exercise of put options	—	—	(5)	—	—	—	—	5	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(990)	—	—	(990)
Compensation payable in common stock	—	—	486	—	(83)	—	18	83	(104)	—	400
Tax benefits associated with stock-based awards	—	—	282	—	—	—	—	—	—	—	282
Employee tax withholdings and other	—	—	32	—	—	—	—	(386)	—	—	(354)
Minimum pension liability adjustment	—	—	—	—	—	(19)	—	—	—	—	(19)
Translation adjustments	—	—	—	—	—	30	—	—	—	—	30

BALANCE AT NOVEMBER 30, 2002	—	12	3,678	25,250	3,003	(251)	(13)	(7,176)	(2,618)	—	21,885
Net income	—	—	—	3,787	—	—	—	—	—	—	3,787
Dividends	—	—	—	(999)	—	—	—	—	—	—	(999)
Issuance of common stock	—	—	(977)	—	—	—	—	1,199	—	—	222
Repurchases of common stock	—	—	—	—	—	—	—	(350)	—	—	(350)
Compensation payable in common stock and options	—	—	923	—	5	—	16	40	198	(873)	309
Tax benefits associated with stock-based awards	—	—	333	—	—	—	—	—	—	—	333
Employee tax withholdings and other	—	—	71	—	—	—	(7)	(479)	—	—	(415)
Net change in cash flow hedges	—	—	—	—	—	26	—	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	—	(9)	—	—	—	—	(9)
Translation adjustments	—	—	—	—	—	78	—	—	—	—	78

BALANCE AT NOVEMBER 30, 2003	$—	$12	$4,028	$28,038	$3,008	$(156)	$(4)	$(6,766)	$(2,420)	$(873)	$24,867

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The significant terms of the Preferred Securities Subject to Mandatory Redemption issued by Capital Trust II, Capital Trust III, Capital Trust IV and Capital Trust V, and the corresponding junior subordinated deferrable interest debentures issued by the Company, are presented below:

Preferred Securities Subject to Mandatory Redemption	Capital Trust II		Capital Trust III		Capital Trust IV		Capital Trust V
Issuance date	July 19, 2001		February 27, 2003		April 21, 2003		July 16, 2003
Preferred securities issued	32,400,000		35,200,000		24,800,000		20,000,000
Liquidation preference per security	$25		$25		$25		$25
Liquidation value (in millions)	$810		$880		$620		$500
Coupon rate	7.25%		6.25%		6.25%		5.75%
Distribution payable	Quarterly		Quarterly		Quarterly		Quarterly
Distributions guaranteed by	Morgan Stanley		Morgan Stanley		Morgan Stanley		Morgan Stanley
Mandatory redemption date	July 31, 2031	(1)	March 1, 2033	(2)	April 1, 2033	(3)	July 15, 2033	(4)
Redeemable by issuer on or after(6)	July 31, 2006		March 1, 2008		April 21, 2008		July 16, 2008

Junior Subordinated Deferrable Interest Debentures
Principal amount outstanding (in millions)(5)	$835		$907		$639		$515
Coupon rate	7.25%		6.25%		6.25%		5.75%
Interest payable	Quarterly		Quarterly		Quarterly		Quarterly
Maturity date	July 31, 2031	(1)	March 1, 2033	(2)	April 1, 2033	(3)	July 15, 2033	(4)
Redeemable by issuer on or after(6)	July 31, 2006		March 1, 2008		April 21, 2008		July 16, 2008

(1)	May be extended to a date not later than July 31, 2050.
(2)	May be extended to a date not later than March 1, 2052.
(3)	May be extended to a date not later than April 1, 2052.
(4)	May be extended to a date not later than July 15, 2052.
(5)	Purchased by the trusts with the proceeds of the Capital Securities offerings and the proceeds from the sale of common securities to the Company.
(6)	Redeemable prior to this date in whole (but not in part) upon the occurrence of certain events.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Employee Compensation Plans.

Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method (see Note 2).

As a result of the adoption of SFAS No. 123, the Company will recognize the fair value of stock-based awards granted in fiscal 2003 over service periods of three and four years, including the year of grant. During fiscal 2003, the Company revised the terms of the awards, including extending the time period over which vesting and non-compete provisions apply and raising the eligibility requirements to participate in such awards. Historically, under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

25. Quarterly Results (unaudited).

The following table reflects the restatement of the quarterly results for the first, second and third quarters of fiscal 2003. The restatement reflects the Company’s determination for the need to adjust the timing of the recognition of expense related to equity compensation awards during fiscal 2003 in connection with the Company’s adoption, effective December 1, 2002, of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Prior to the Company’s adoption of SFAS No. 123 in fiscal 2003, the Company recorded compensation expense for equity-based awards in accordance with Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” APB 25 states that equity-based awards should be expensed based upon the period or periods during which an employee performs services, and that the service period or periods should be inferred from the award terms or from the past pattern of granting awards in the absence of a stated service period. Based upon the terms of the Company’s pre-fiscal 2003 equity-based awards, which did not state a service period, and the past pattern of granting such awards, the Company determined that the appropriate service period under APB 25 was the year of grant, and accordingly recognized 100% of the compensation expense for equity-based awards in such year. In accordance with APB 28, “Interim Financial Reporting,” the Company accrued the estimated expense of the equity-based awards on a quarterly basis to reflect the interim periods’ portion of the annual costs.

The Company adopted SFAS No. 123 effective December 1, 2002. In the absence of a defined service period, SFAS No. 123 presumptively defines the service period (over which compensation costs should be recognized) as the vesting period. In the third quarter of fiscal 2003, the Company revised its equity-based compensation program (including extending the vesting period by an additional year for half of the awards), and determined that under SFAS No. 123 the service period for fiscal 2003 awards would be three and four years (depending upon the vesting provisions of the awards). As specified under the terms of the Company’s fiscal 2003 awards, the service period included the year of grant and the subsequent vesting periods.

In the first and second quarters of fiscal 2003, the Company continued to accrue compensation expense on the basis that equity-based awards would be expensed in the year of grant. In the third quarter of fiscal 2003, the Company determined that the expense recognized in the first and second quarters of fiscal 2003 should have been recognized over the longer service period. The Company reflected a cumulative adjustment to its compensation accruals for the three and nine month periods ended August 31, 2003 in the third quarter of fiscal 2003. Subsequently, after discussions with the accounting staff of the Securities and Exchange Commission, the Company determined that with the adoption of SFAS No. 123, it should have begun to amortize the expense related to equity-based awards over a longer service period beginning in the first quarter of fiscal 2003.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the restatement for the first, second and third quarters of fiscal 2003:

	2003 Fiscal Quarter(4)
	First (Previously Reported)	First (Restated)	Second (Previously Reported)	Second (Restated)	Third (Previously Reported)	Third (Restated)	Fourth
	(dollars in millions, except share and per share data)
Total revenues	$8,498	$8,498	$8,414	$8,414	$8,929	$8,929	$9,092
Interest expense	2,688	2,688	3,060	3,060	3,368	3,368	3,693
Provision for consumer loan losses	336	336	309	309	310	310	312

Net revenues	5,474	5,474	5,045	5,045	5,251	5,251	5,087

Total non-interest expenses	4,048	3,863	4,130	3,968	3,374	3,721	3,538

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,426	1,611	915	1,077	1,877	1,530	1,549
Losses from unconsolidated investees	34	34	36	36	105	105	104
Provision for income taxes	465	525	240	293	456	343	386
Dividends on preferred securities subject to mandatory redemption	22	22	40	40	47	47	45

Net income	$905	$1,030	$599	$708	$1,269	$1,035	$1,014

Earnings per share(2):
Basic	$0.84	$0.95	$0.56	$0.66	$1.18	$0.96	$0.94

Diluted	$0.82	$0.94	$0.55	$0.65	$1.15	$0.94	$0.92

Dividends to common shareholders	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23	$0.23
Book value	$20.62	$20.73	$20.83	$21.04	$21.79	$21.79	$22.93
Stock price range(3)	$34.70-45.32	$34.70-45.32	$33.57-47.79	$33.57-47.79	$42.75-49.67	$42.75-49.67	$48.00-57.83

	2002 Fiscal Quarter(1)(4)
	First	Second	Third	Fourth
	(dollars in millions, except share and per share data)
Total revenues	$8,543	$8,152	$8,159	$7,572
Interest expense	2,936	2,844	3,188	3,002
Provision for consumer loan losses	345	340	332	319

Net revenues	5,262	4,968	4,639	4,251

Total non-interest expenses	3,915	3,721	3,670	3,094

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,347	1,247	969	1,157
Losses from unconsolidated investees	11	11	13	42
Provision for income taxes	466	417	324	361
Dividends on preferred securities subject to mandatory redemption	22	22	21	22

Net income	$848	$797	$611	$732

Earnings per share(2):
Basic	$0.78	$0.73	$0.57	$0.68

Diluted	$0.76	$0.72	$0.55	$0.67

Dividends to common shareholders	$0.23	$0.23	$0.23	$0.23
Book value	$18.97	$19.39	$19.59	$20.24
Stock price range(3)	$46.63-59.64	$44.64-57.88	$35.60-46.38	$29.31-46.40

(1)	Certain reclassifications have been made to previously reported quarterly amounts to conform to the current year’s presentation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(3)	Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of shareholders of record at November 30, 2003 approximated 133,000. The number of beneficial owners of common stock is believed to exceed this number.
(4)	These amounts do not include the effects of discontinued operations discussed in Note 26.

Note 26. Subsequent Event (unaudited).

In the third quarter of fiscal 2004, the Company determined that certain of its aircraft were subject to probable sale and, accordingly, will reflect these aircraft as “held for sale” under SFAS No. 144. The revenues and expenses associated with these aircraft, for all periods presented, will be reclassified as discontinued operations in future filings. The (loss)/gain from discontinued operations for the fiscal years ended November 30, 2003, 2002 and 2001 was approximately $(22) million, $(11) million and $4 million, respectively.

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

(b)Reports on Form 8-K. A Current Report on Form 8-K, dated September 23, 2003, was filed with the SEC reporting Items 7 and 9 in connection with the announcement of Morgan Stanley’s third quarter financial results; a Current Report on Form 8-K dated October 13, 2003, was filed with the SEC reporting Items 5 and 7; a Current Report on Form 8-K, dated October 14, 2003, was filed with the SEC reporting Items 5 and 7; and a Current Report on Form 8-K dated November 17, 2003 was filed with the SEC reporting Item 5.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2004.

MORGAN STANLEY (REGISTRANT)

By:	/s/ Stephen S. Crawford
(Stephen S. Crawford) Executive Vice President and Chief Administrative Officer

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Financial Condition at November 30, 2003 and November 30, 2002	67
Consolidated Statements of Income for Fiscal 2003, Fiscal 2002 and Fiscal 2001	69
Consolidated Statements of Comprehensive Income for Fiscal 2003, Fiscal 2002 and Fiscal 2001	70
Consolidated Statements of Cash Flows for Fiscal 2003, Fiscal 2002 and Fiscal 2001	71
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2003, Fiscal 2002 and Fiscal 2001	72
Notes to Consolidated Financial Statements	73

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

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation.

Basis of Financial Information. The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 82 to 135 in this Form 10-K/A.

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

4. Guarantees.

In the normal course of its business, the Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value on its consolidated statements of financial condition. For a discussion of the Company’s risk management activities, see Note 11 to the Company’s consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II Item 7A of this Form 10-K/A.

The Company also, in the normal course of its business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of fiscal years ended November 30, 2003 and 2002, and for each of the three fiscal years in the period ended November 30, 2003, and have issued our report thereon dated February 23, 2004 (which report expresses an unqualified opinion and an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003); such consolidated financial statements and report are included in your 2003 Annual Report on Form 10-K/A. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, the condensed financial statement Schedule I of Morgan Stanley (Parent Company Only financial statements), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003.

New York, New York

February 23, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K/A

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.2*	By-Laws of Morgan Stanley, as amended to date.

4.1	Rights Agreement dated as of April 25, 1995 between Morgan Stanley and JPMorgan Chase Bank, as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to Morgan Stanley’s Registration Statement on Form 8-A dated April 25, 1995).

4.2	Amendment dated as of February 4, 1997 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated February 4, 1997).

4.3	Second Amendment dated as of June 15, 1999 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated June 15, 1999).

4.4	Indenture dated as of February 24, 1993 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.5	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6	First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)).

4.7	Second Supplemental Senior Indenture dated as of October 8, 2002 between Morgan Stanley and JPMorgan Chase Bank, as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

4.8	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and Bank One Trust Company, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.9	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

4.10	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein. (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.11	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

(1)	For purposes of this Exhibit Index, references to “JPMorgan Chase Bank” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “Bank One Trust Company, N.A.” mean as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

E-1

Exhibit No.	Description

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report a Form 10-Q for the quarter ended August 31, 2003).

4.13	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.14	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.13 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Pooling and Servicing Agreement dated as of October 1, 1993 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Registration Statement on Form S-1 (No. 33-71502)).

10.2	First Amendment to Pooling and Servicing Agreement dated as of August 15, 1994 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated August 1, 1995 (Exchange Act file number 0-23108)).

10.3	Second Amendment to Pooling and Servicing Agreement dated as of February 29, 1996 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Card Master Trust I Current Report on Form 8-K dated April 30, 1996 (Exchange Act file number 0-23108)).

10.4	Third Amendment to Pooling and Servicing Agreement dated as of March 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1(d) to the Discover Card Master Trust I Registration Statement on Form 8-A dated April 9, 1998 (Exchange Act file number 0-23108)).

10.5	Fourth Amendment to Pooling and Servicing Agreement dated as of November 30, 1998 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated November 30, 1998 (Exchange Act file number 0-23108)).

10.6	Fifth Amendment to Pooling and Servicing Agreement dated as of March 30, 2001 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust I Current Report on Form 8-K dated March 30, 2001 (Exchange Act file number 0-23108)).

10.7	Form of Series Supplement between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.7 to the Discover Bank and the Discover Card Master Trust I Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-110560)).

10.8	Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated November 30, 2000 filed by certain senior officers of Morgan Stanley).

10.9	Amendment No. 1 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).

10.10	Amendment No. 2 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.11*	Amendment No. 3 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003.

10.12†	Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.13†	Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.14†	Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

E-2

Exhibit No.		Description

10.15†		Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.16†		Morgan Stanley DPSP/START Plan (amended and restated effective as of October 1, 2002) (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.17†		Amendment to Morgan Stanley DPSP/START Plan (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.18†	*	Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan).

10.19†	*	Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan).

10.20†		1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.21†		Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.22†		Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.23†	*	1994 Omnibus Equity Plan (amended and restated).

10.24†		Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

10.25†	*	Directors’ Equity Capital Accumulation Plan (amended and restated effective September 16, 2003).

10.26†		Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.27†		Employee Stock Purchase Plan, as amended March 18, 2002 (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002).

10.28†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.29†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.30†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.31†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.32†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.33†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.34†	*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan.

10.35†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.36†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999).

10.37†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.38†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.39†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

E-3

Exhibit No.	Description
10.40†*	Amendment to Supplemental Executive Retirement Plan.

10.41†	Performance Unit Plan (amended and restated) (Exhibit 10.8 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.42†	1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.43†	1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders).

10.44†	Amendment to 1995 Equity Incentive Compensation Plan (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.45†	1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.46†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.47†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.48†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.49†	MSDWI Branch Manager Compensation Plan, as amended December 11, 2001 (Exhibit 10.46 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.50†	MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.51†*	Agreement between Morgan Stanley and Robert G. Scott dated as of October 13, 2003.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Morgan Stanley.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of BK Associates, Inc.

23.3**	Consent of Morten Beyer & Agnew, Inc.

23.4**	Consent of Airclaims Limited.

24*	Powers of Attorney (included on signature page of original report).

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with original report.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to original report pursuant to Item 15(c).

E-4