Form 10-Q/A
period 2004-02-29
MORGAN STANLEY
filed 2004-10-15
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO THE

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended February 29, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2004, and is being filed to reflect the restatement of the Company’s condensed consolidated financial statements for the period ended February 28, 2003, as discussed in Note 18 to the Company’s condensed consolidated financial statements.

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

The effects of the restatement to the Company’s results for the quarter ended February 28, 2003 was to: (1) reduce the Company’s compensation and benefits expense by $185 million from $2,549 million to $2,364 million; (2) increase net income by $125 million (or $0.12 per diluted share) from $905 million (or $0.82 per diluted share) to $1,030 million (or $0.94 per diluted share); and (3) increase the Company’s annualized return on average common equity by 2.2% from 16.3% to 18.5%.

This amendment does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement.

i

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

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

ii

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

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
		(As Restated, See Note 18)
Revenues:
Investment banking	$829	$589
Principal transactions:
Trading	2,347	1,556
Investments	29	(22)
Commissions	901	673
Fees:
Asset management, distribution and administration	1,072	896
Merchant and cardmember	337	364
Servicing	572	567
Interest and dividends	3,782	3,789
Other	123	86

Total revenues	9,992	8,498
Interest expense	3,489	2,688
Provision for consumer loan losses	262	336

Net revenues	6,241	5,474

Non-interest expenses:
Compensation and benefits	2,712	2,364
Occupancy and equipment	200	196
Brokerage, clearing and exchange fees	224	191
Information processing and communications	320	315
Marketing and business development	254	263
Professional services	318	225
Other	297	309

Total non-interest expenses	4,325	3,863

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,916	1,611
Losses from unconsolidated investees	93	34
Provision for income taxes	552	525
Dividends on preferred securities subject to mandatory redemption	45	22

Net income	$1,226	$1,030

Earnings per common share:
Basic	$1.14	$0.95

Diluted	$1.11	$0.94

Average common shares outstanding:
Basic	1,078,718,046	1,079,052,442

Diluted	1,106,000,596	1,099,724,140

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
		(As Restated, See Note 18)
Net income	$1,226	$1,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	43	22
Net change in cash flow hedges	14	(41)

Comprehensive income	$1,283	$1,011

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
		(As Restated, See Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,226	$1,030
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Aircraft-related charges	—	36
Compensation payable in common stock and options	65	(8)
Depreciation and amortization	171	170
Provision for consumer loan losses	262	336
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	2,358	(2,296)
Financial instruments owned, net of financial instruments sold, not yet purchased	2,876	(8,799)
Securities borrowed, net of securities loaned	(13,435)	1,640
Receivables and other assets	(12,438)	(11,046)
Payables and other liabilities	238	3,053

Net cash used for operating activities	(18,677)	(15,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(61)	(207)
Net principal disbursed on consumer loans	73	(4,391)
Sales of consumer loans	3,196	5,919

Net cash provided by investing activities	3,208	1,321

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(1,182)	(5,248)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	12,533	14,971
Deposits	(721)	370
Net proceeds from:
Issuance of common stock	107	97
Issuance of long-term borrowings	13,519	8,296
Issuance of Preferred securities subject to mandatory redemption	—	800
Payments for:
Repayments of long-term borrowings	(4,646)	(4,207)
Repurchases of common stock	—	(170)
Cash dividends	(273)	(249)

Net cash provided by financing activities	19,337	14,660

Net increase in cash and cash equivalents	3,868	97
Cash and cash equivalents, at beginning of period	29,692	29,212

Cash and cash equivalents, at end of period	$33,560	$29,309

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 (the “Form 10-K/A”). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company has deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the Capital Securities issued by the statutory trusts will no longer be included in the Company’s condensed consolidated statement of financial condition. In future periods, dividends on the junior subordinated deferrable interest debentures will be recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the Company’s condensed consolidated financial position or results of operations. See Note 12 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K/A.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended
	February 29, 2004	February 28, 2003
Basic EPS
Net income applicable to common shareholders	$1,226	$1,030

Weighted average common shares outstanding	1,079	1,079

Basic EPS	$1.14	$0.95

Diluted EPS
Net income applicable to common shareholders	$1,226	$1,030

Weighted average common shares outstanding	1,079	1,079
Effect of dilutive securities:
Stock options	27	20
Convertible debt	—	1

Weighted average common shares outstanding and common stock equivalents	1,106	1,100

Diluted EPS	$1.11	$0.94

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management (see Note 1). These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value” and Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2003, included in the Form 10-K/A.

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

See also “Risk Management” in the Form 10-K/A for discussions of the Company’s risk management policies and procedures for its securities businesses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended February 29, 2004	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,577	$1,151	$642	$652	$(74)	$5,948
Net interest	(73)	60	—	306	—	293

Net revenues	$3,504	$1,211	$642	$958	$(74)	$6,241

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,186	$166	$170	$365	$29	$1,916
Losses from unconsolidated investees	93	—	—	—	—	93
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income before taxes	$1,048	$166	$170	$365	$29	$1,778

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended February 28, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$2,393	$934	$524	$591	$(69)	$4,373
Net interest	742	51	1	307	—	1,101

Net revenues	$3,135	$985	$525	$898	$(69)	$5,474

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,092	$83	$110	$293	$33	$1,611
Losses from unconsolidated investees	34	—	—	—	—	34
Dividends on preferred securities subject to mandatory redemption	22	—	—	—	—	22

Income before taxes	$1,036	$83	$110	$293	$33	$1,555

Total Assets	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At February 29, 2004	$613,495	$18,063	$3,852	$21,747	$(259)	$656,898

At November 30, 2003(1)	$557,546	$16,644	$3,754	$25,185	$(286)	$602,843

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Employee Benefit Plans.

The Company maintains various pension and benefit plans to eligible employees (see Note 15 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K/A).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. Subsequent Event – Business Acquisition

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

18. Restatement Relating to Fiscal 2003 Interim Compensation and Benefits Expense

Subsequent to the issuance of the February 28, 2003 condensed consolidated financial statements, the Company determined the need to adjust the timing of the recognition of expense related to equity-based compensation awards during fiscal 2003 in connection with the Company’s adoption, effective December 1, 2002, of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the restatement for the three months ended February 28, 2003:

	Three Months Ended
	February 28, 2003	February 28, 2003
	(Previously Reported)	(Restated)
	(dollars in millions, except per share data)
Compensation and benefits expense	$2,549	$2,364

Total non-interest expenses	$4,048	$3,863

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,426	$1,611

Provision for income taxes	$465	$525

Net income	$905	$1,030

Earnings per common share:
Basic	$0.84	$0.95

Diluted	$0.82	$0.94

19. Subsequent Event - Aircraft

In the third quarter of fiscal 2004, the Company determined that certain of its aircraft were subject to probable sale and, accordingly, will reflect these aircraft as “held for sale” under SFAS No. 144. The revenues and expenses associated with these aircraft, for all periods presented, will be reclassified as discontinued operations in future filings. The (loss)/gain from discontinued operations for the three month periods ended February 29, 2004 and February 28, 2003 was approximately $2 million and $(12) million, respectively.

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

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18, the February 28, 2003 condensed consolidated financial statements have been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2003, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003; and, in our report dated February 23, 2004, (which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 6, 2004, October 13, 2004, as to the effects of the restatement discussed in Note 18

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

The Company’s results of operations may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item I, “Certain Factors Affecting Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Competition” and “Regulation” in Part I, Item 1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 (the “Form 10-K/A”).

See Note 18 to the condensed consolidated financial statements for a discussion of the restatement relating to compensation and benefits expense for the quarter ended February 28, 2003. The following discussion of the Company’s results of operations for the three month periods ended February 29, 2004 and February 28, 2003 reflects the effects of this restatement.

Results of Operations.

Executive Summary.

Financial Information (unaudited).

	Three Months Ended
	February 29, 2004	February 28, 2003(1)
		(As Restated, See Note 18)
Net revenues (dollars in millions):
Institutional Securities	$3,504	$3,135
Individual Investor Group	1,211	985
Investment Management	642	525
Credit Services	958	898
Intersegment Eliminations	(74)	(69)

Consolidated net revenues	$6,241	$5,474

Income before taxes(2) (dollars in millions):
Institutional Securities	$1,186	$1,092
Individual Investor Group	166	83
Investment Management	170	110
Credit Services	365	293
Intersegment Eliminations	29	33

Consolidated income before taxes	$1,916	$1,611

Consolidated net income	$1,226	$1,030

Basic earnings per common share	$1.14	$0.95

Diluted earnings per common share	$1.11	$0.94

Statistical Data (unaudited).
Return on average common equity	19.2%	18.5%
Effective income tax rate	31.0%	33.8%
Consolidated Assets Under Management or Supervision (dollars in billions):
Equity	$231	$155
Fixed Income	124	129
Money Market	65	67
Other(3)	75	53

Total(4)	$495	$404

Worldwide employees	50,979	54,493
Institutional Securities:
Mergers and acquisitions announced transactions(5):
Rank	2	2
Global equity and equity-linked issues(5):
Rank	1	2
Global debt issues(5):
Rank	4	2

Individual Investor Group:
Global financial advisors	10,832	12,056

Total client assets (dollars in billions)	$595	$498
Fee-based assets as a percentage of total client assets	24%	21%

Investment Management:
Assets under management or supervision (dollars in billions)	$380	$323
Percent of fund assets in top half of Lipper rankings(6)	54%	60%

Credit Services (dollars in millions, unless otherwise noted)(7):
Period-end credit card loans—Owned	$15,850	$20,847
Period-end credit card loans—Managed	$47,336	$51,811
Average credit card loans—Owned	$17,880	$22,305
Average credit card loans—Managed	$48,667	$52,802
Net principal charge-off rate—Owned	5.81%	5.55%
Net principal charge-off rate—Managed	6.31%	6.17%
Transaction volume (dollars in billions)	$24.2	$26.1

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Represents consolidated income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption.
(3)	Amounts include alternative investment vehicles.
(4)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(5)	Source: Thomson Financial—January 1, 2004 to February 29, 2004 and January 1, 2003 to February 28, 2003, respectively.
(6)	Source: Lipper, one-year performance as of February 29, 2004 and February 28, 2003, respectively.
(7)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

FirstQuarter 2004 Performance.

Company Results. The Company recorded net income of $1,226 million, a 19% increase from last year’s first quarter, and diluted earnings per share of $1.11, a 18% increase from last year’s first quarter. Net revenues (total revenues less interest expense and the provision for loan losses) rose 14% to $6.2 billion and the return on average common equity was 19.2% as compared with 18.5% in the first quarter of 2003.

Total non-interest expenses were $4.3 billion, an increase of 12% from the prior year. The majority of the increase was attributable to higher compensation and benefits expense, which rose 15% and reflected higher net revenues. Higher professional services expense, which rose 41% primarily due to higher consulting costs, also contributed to the increase.

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

Institutional Securities. The Company’s Institutional Securities business recorded income before taxes of $1,186 million, an increase of 9% over last year’s first quarter. Net revenues rose 12% to $3.5 billion, supported by the Company’s fixed income business as well as an improved environment in equity underwriting and trading during the quarter.

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

Individual Investor Group. The Individual Investor Group recorded pretax income of $166 million as compared with $83 million in the first quarter of 2003. Net revenues increased 23% to $1.2 billion, as renewed investor interest in equities drove a 49% increase in commissions, and asset management, distribution and administration fees rose 22% on higher asset levels. The Company also continued to benefit from the structural changes it had made in the business over the past few years. Total client assets were $595 billion, an increase of $97 billion from the end of last year’s first quarter. Client assets in fee-based accounts increased 36% from a year ago to $143 billion, and the percentage of total client assets in fee-based accounts continued to increase, reaching 24% compared with 21% a year ago. At quarter-end, the number of global financial advisors was 10,832, a decrease of 254 for the quarter and 1,224 over the past year.

Investment Management. Investment Management recorded pretax income of $170 million, a 55% increase from last year’s first quarter. Higher net revenues of $642 million as compared with $525 million in the first quarter of 2003 reflected both an increase in average assets under management and a more favorable asset mix due to improving equity markets. Investment Management’s assets under management increased $57 billion, or 18%, from a year ago to $380 billion, primarily as a result of market appreciation. At quarter-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings for one year was 54% as compared to 60% percent a year ago.

Credit Services. Credit Services pretax income was a record $365 million, up 25% from the first quarter of 2003, driven by favorable financing costs and improved credit quality, partially offset by lower merchant and cardmember fees. Managed credit card loans of $47.3 billion at quarter end were 9% lower than a year ago, mainly due to lower balance transfer volume as the Company decreased its promotional efforts to focus on improving profitability. The managed credit card net charge-off rate was 6.31%, 14 basis points higher than a year ago. The increase in the net charge-off rate from last year’s first quarter was driven by a $4.1 billion decline in average credit card loan balances, which more than offset a decline in net charge-off dollars. The net charge-off rate fell from the fourth quarter of fiscal 2003 as Discover’s bankruptcy losses dropped to their lowest level in nearly three years. The managed over-30-day delinquency rate declined 53 basis points to 5.80%, and the over-90-day delinquency rate declined nine basis points to 2.86% from the first quarter of fiscal 2003.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$739	$501
Principal transactions:
Trading	2,206	1,402
Investments	16	(10)
Commissions	505	415
Asset management, distribution and administration fees	34	23
Interest and dividends	3,225	3,194
Other	77	62

Total revenues	6,802	5,587
Interest expense	3,298	2,452

Net revenues	3,504	3,135

Non-interest expenses	2,318	2,043

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,186	1,092
Losses from unconsolidated investees	93	34
Dividends on preferred securities subject to mandatory redemption	45	22

Income before taxes	$1,048	$1,036

Institutional Securities achieved net revenues of $3,504 million and income before taxes of $1,048 million in the quarter ended February 29, 2004, increases of 12% and 1%, respectively, from the comparable period of fiscal 2003. Net revenues reached their highest level since the second quarter of fiscal 2000, reflecting higher revenues from investment banking and equity and fixed income sales and trading activities. The increase in income before taxes primarily reflected higher net revenues, partially offset by higher non-interest expenses.

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

Non-Interest Expenses. Non-interest expenses increased 13% in the quarter ended February 29, 2004. Compensation and benefits expense increased 16%, primarily due to higher incentive-based compensation, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 8% reflecting increased business activity associated with an improved operating environment. Brokerage, clearing and exchange fees increased 23%, primarily reflecting higher global securities trading volumes. Professional services expense increased 34%, primarily due to higher consulting costs. Other expenses decreased 26%, primarily reflecting lower accruals for legal matters and a $36 million charge in the first quarter of fiscal 2003 to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). In addition, the first quarter of fiscal 2003 included accruals of $57 million related to IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K/A).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$77	$80
Principal transactions:
Trading	141	154
Investments	4	6
Commissions	417	280
Asset management, distribution and administration fees	472	386
Interest and dividends	93	89
Other	40	28

Total revenues	1,244	1,023
Interest expense	33	38

Net revenues	1,211	985

Non-interest expenses	1,045	902

Income before taxes	$166	$83

Individual Investor Group net revenues were $1,211 million in the quarter ended February 29, 2004, an increase of 23% from the comparable period of fiscal 2003. Individual Investor Group income before income taxes was $166 million in the quarter ended February 29, 2004 as compared with $83 million in the comparable period of fiscal 2003. The increase in net revenues was primarily attributable to higher commission revenues and asset management, distribution and administration fees. The increase in income before income taxes was primarily due to higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

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

Non-Interest Expenses. Non-interest expenses increased 16% primarily attributable to higher compensation and benefits expense, which increased 14%, principally reflecting higher incentive-based compensation due to higher levels of net revenues. This increase was partially offset by reduced costs reflecting lower employment levels. Excluding compensation and benefits expense, non-interest expenses increased 19%. Professional services expense increased 48% largely due to higher sub-advisory fees related to the Investment Consulting Services business, as well as higher consulting fees. Other expenses increased 73%, primarily resulting from an increase in accruals of approximately $30 million related to legal matters within the branch system.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues:
Investment banking	$13	$8
Principal transactions:
Investments	9	(18)
Commissions	8	4
Asset management, distribution and administration fees	603	523
Interest and dividends	2	2
Other	9	7

Total revenues	644	526
Interest expense	2	1

Net revenues	642	525

Non-interest expenses	472	415

Income before taxes	$170	$110

Investment Management net revenues for the quarter ended February 29, 2004 were $642 million, an increase of 22% from the comparable period of fiscal 2003. Investment Management income before income taxes for the quarter ended February 29, 2004 was $170 million, an increase of 55% from the comparable period of fiscal 2003. The increase in net revenues primarily reflected higher fee-based revenues due to an increase in average assets under management or supervision and a more favorable average asset mix. The increase in average assets under management was primarily attributable to market appreciation, reflecting improved conditions in the global financial markets as compared with the prior year. The increase in income before income taxes was primarily due to higher net revenues, partially offset by an increase in non-interest expenses, including higher compensation costs.

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

Asset Management, Distribution and Administration Fees. Investment Management’s period end and average customer assets under management or supervision were as follows:

	At February 29, 2004	At February 28, 2003	Average For the Three Months Ended
			February 29, 2004	February 28, 2003
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$200	$177	$198	$182
Institutional	180	146	172	148

Total	$380	$323	$370	$330

Assets under management or supervision by asset class:
Equity	$186	$126	$178	$132
Fixed income	111	118	111	118
Money market	62	64	61	64
Other(1)	21	15	20	16

Total	$380	$323	$370	$330

(1)	Amounts include alternative investment vehicles.

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

Non-Interest Expenses. Non-interest expenses increased 14%. Compensation and benefits expense increased 42%, principally reflecting higher incentive-based compensation costs due to a higher level of revenues. Excluding compensation and benefits expense, non-interest expenses increased 3%. Professional services expenses increased 69%, primarily reflecting an increase in sub-advisory and consulting fees. Marketing and business development expenses decreased 36%, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 4%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current period due to a decrease in past sales of certain open-end funds.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended
	February 29, 2004	February 28, 2003
Fees:
Merchant and cardmember	$337	$364
Servicing	572	567
Other	5	(4)

Total non-interest revenues	914	927

Interest revenue	480	546
Interest expense	174	239

Net interest income	306	307
Provision for consumer loan losses	262	336

Net credit income	44	(29)

Net revenues	958	898

Non-interest expenses	593	605

Income before taxes	$365	$293

Credit Services net revenues were $958 million in the quarter ended February 29, 2004, an increase of 7% from the comparable period of fiscal 2003. Credit Services achieved record income before income taxes of $365 million in the quarter ended February 29, 2004, an increase of 25% from the comparable period of fiscal 2003. The increase in net revenues was primarily attributable to a lower provision for consumer loan losses, partially offset by lower merchant and cardmember fees. The increase in income before income taxes reflected higher net revenues and lower non-interest expenses.

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

Non-Interest Expenses. Non-interest expenses decreased 2% in the quarter ended February 29, 2004 from the comparable period of fiscal 2003. Compensation and benefits expense decreased 6%, reflecting a decrease in personnel costs due to lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003. Excluding compensation and benefits expense, non-interest expenses were relatively unchanged, as lower marketing and business development expense was offset by higher professional services expense. Marketing and business development expense decreased 7% due to lower direct mail costs and other marketing expenses. Professional services expense increased 27% reflecting increased costs associated with enhanced credit and collection strategies.

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

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K/A), the following may involve a higher degree of judgment and complexity.

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

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models falls into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or related financial instruments. The Company’s trading divisions, the Controllers Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K/A.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Controllers and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K/A.

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

For a more detailed summary of the Company’s Liquidity and Capital Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K/A.

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

The following table sets forth the Company’s total assets, adjusted assets, leverage ratios and book value per share:

	Balance at
	February 29, 2004		November 30, 2003
	(dollars in millions, except ratio and per share data)
Total assets	$656,898		$602,843
Less: Securities purchased under agreements to resell	(76,755)		(78,205)
Securities borrowed	(179,288)		(153,813)
Add: Financial instruments sold, not yet purchased	129,711		111,448
Less: Derivative contracts sold, not yet purchased	(43,857)		(36,242)

Subtotal	486,709		446,031
Less: Segregated customer cash and securities balances	(16,935)		(20,705)
Assets recorded under certain provisions of SFAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) or FIN 46 as revised	(39,756)		(35,217)
Goodwill	(1,539)		(1,514)

Adjusted assets	$428,479		$388,595

Shareholders’ equity	$26,064		$24,867
Junior subordinated debt issued to capital trusts(1)	2,897		2,810

Subtotal	28,961		27,677
Less: Goodwill	(1,539)		(1,514)

Tangible shareholders’ equity	$27,422		$26,163

Leverage ratio(2)	24.0	x	23.0	x

Adjusted leverage ratio(3)	15.6	x	14.9	x

Book value per share(4)	$23.75		$22.93

(1)	The Company views the junior subordinated debt issued to capital trusts as a component of its equity capital base given the inherent characteristics of the securities. These characteristics include the long dated nature (final maturity at issuance of thirty years extendable at the Company’s option by a further nineteen years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters, and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.
(4)	Book value per share equals shareholders’ equity divided by common shares outstanding of 1,098 million at February 29, 2004 and 1,085 million at November 30, 2003.

Principal Sources of Funding.

For a discussion of the Company’s funding sources, including committed credit facilities and off-balance sheet funding, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K/A.

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

Lending Activities. In connection with certain of its business activities, the Company provides to corporate clients, on a selective basis, through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 29, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $0.5 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.1 billion and $0.7 billion, respectively. At February 29, 2004 and November 30, 2003, the aggregate value of loans and positions and lending commitments (see the table under “Commitments” herein) outstanding was $18.1 billion and $17.8 billion, respectively. In connection with these business activities (including the loans and positions and the lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $5.7 billion at February 29, 2004 and $5.5 billion at November 30, 2003. Requests to provide loans or lending commitments in connection with investment banking activities will continue in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk. The Company (other than Credit Services) uses 99%/One-Day Value-at-Risk (“VaR”) as one of a range of risk management tools. The Company also presents 95%/One-Day VaR to facilitate comparisons with other global financial services firms. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of trading positions generating market risk are not included in VaR (e.g., certain credit default baskets) and the modeling of the risk characteristics of some positions relies upon approximations that could be significant under certain circumstances (e.g., mortgage-backed securities prepayment risk). For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K/A.

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

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K/A. In addition, for a discussion of the Company’s corporate lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Lending Activities” herein.

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 29, 2004, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Product Type	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre-collateral	Net Exposure Post-collateral
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,513	$9,157	$7,242	$23,195	$(12,162)	$31,945	$14,616
Foreign exchange forward contracts and options	5,736	445	103	1	(156)	6,129	5,577
Equity securities contracts (including equity swaps, warrants and options)	1,111	878	427	1,113	(138)	3,391	856
Commodity forwards, options and swaps	5,864	2,521	733	432	(982)	8,568	6,827

Total	$17,224	$13,001	$8,505	$24,741	$(13,438)	$50,033	$27,876

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

Product Type	Years to Maturity				Cross-Maturity Netting(1)	Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,066	$7,372	$7,069	$15,533	$(12,162)	$22,878
Foreign exchange forward contracts and options	5,623	386	80	15	(156)	5,948
Equity securities contracts (including equity swaps, warrants and options)	1,350	853	587	412	(138)	3,064
Commodity forwards, options and swaps	5,504	1,915	546	237	(982)	7,220

Total	$17,543	$10,526	$8,282	$16,197	$(13,438)	$39,110

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

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

(b) The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003:

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
David S. Moser, Principal Accounting Officer

Date: October 15, 2004

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 29, 2004

Exhibit No.	Description
3*	Amended and Restated Bylaws.

10.1*	Employee Stock Purchase Plan, as amended.

10.2*	Select Employees’ Capital Accumulation Program.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12**	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15**	Letter of awareness from Deloitte & Touche LLP, dated October 15, 2004, concerning unaudited interim financial information.

23.1**	Consent of BK Associates, Inc.

23.2**	Consent of Morten Beyer & Agnew, Inc.

23.3**	Consent of Airclaims Limited.

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with original report
**	Filed herewith

E-1