Form 10-Q/A
period 2004-05-31
MORGAN STANLEY
filed 2004-10-15
CIK 895421

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2004, and is being filed to reflect the restatement of the Company’s condensed consolidated financial statements for the three and six month periods ended May 31, 2003, as discussed in Note 18 to the Company’s condensed consolidated financial statements.

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

The effects of the restatement to the Company’s results for the quarter and six month period ended May 31, 2003 was to: (1) reduce the Company’s compensation and benefits expense by $162 million from $2,274 million to $2,112 million for the quarter and reduce the Company’s compensation and benefits expense by $347 million from $4,823 million to $4,476 million for the six month period; (2) increase net income by $109 million (or $0.10 diluted per share) from $599 million (or $0.55 diluted per share) to $708 million (or $0.65 diluted per share) for the quarter and increase net income by $234 million (or $0.21 diluted per share) from $1,504 million (or $1.37 diluted per share) to $1,738 million (or $1.58 diluted per share) for the six month period; and (3) increase the Company’s annualized return on average common equity by 1.9% from 10.6% to 12.5% for the quarter and increase the Company’s annualized return on average common equity by 2.0% from 13.4% to 15.4% for the six month period.

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

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
		(As Restated, See Note 18)		(As Restated, See Note 18)
Revenues:
Investment banking	$983	$536	$1,812	$1,125
Principal transactions:
Trading	2,064	1,670	3,896	3,382
Investments	191	59	220	37
Commissions	877	709	1,778	1,382
Fees:
Asset management, distribution and administration	1,113	881	2,185	1,777
Merchant and cardmember	306	338	643	702
Servicing	485	503	1,057	1,070
Interest and dividends	3,663	3,449	7,445	7,238
Other	120	113	243	199

Total revenues	9,802	8,258	19,279	16,912
Interest expense	2,951	2,904	5,925	5,748
Provision for consumer loan losses	200	309	462	645

Net revenues	6,651	5,045	12,892	10,519

Non-interest expenses:
Compensation and benefits	2,923	2,112	5,635	4,476
Occupancy and equipment	206	195	406	391
Brokerage, clearing and exchange fees	237	202	461	393
Information processing and communications	318	315	638	630
Marketing and business development	263	251	517	514
Professional services	356	259	674	484
Other	546	634	843	943

Total non-interest expenses	4,849	3,968	9,174	7,831

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,802	1,077	3,718	2,688
Losses from unconsolidated investees	81	36	174	70
Provision for income taxes	498	293	1,050	818
Dividends on preferred securities subject to mandatory redemption	—	40	45	62

Net income	$1,223	$708	$2,449	$1,738

Earnings per common share:
Basic	$1.13	$0.66	$2.27	$1.61

Diluted	$1.10	$0.65	$2.21	$1.58

Average common shares outstanding:
Basic	1,082,211,511	1,077,386,468	1,080,776,922	1,077,413,715

Diluted	1,110,357,415	1,097,478,351	1,108,270,257	1,097,824,226

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
		(As Restated, See Note 18)		(As Restated, See Note 18)
Net income	$1,223	$708	$2,449	$1,738
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7)	17	36	39
Net change in cash flow hedges	24	(18)	38	(59)

Comprehensive income	$1,240	$707	$2,523	$1,718

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2004	2003
	(unaudited)
		(As Restated, See Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,449	$1,738
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Aircraft-related charges	109	323
Compensation payable in common stock and options	111	(39)
Depreciation and amortization	302	358
Provision for consumer loan losses	462	645
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(13,256)	3,312
Financial instruments owned, net of financial instruments sold, not yet purchased	(10,436)	9,511
Securities borrowed, net of securities loaned	(32,285)	(11,076)
Receivables and other assets	(15,196)	(12,662)
Payables and other liabilities	24,283	4,068

Net cash used for operating activities	(43,457)	(3,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(186)	(382)
Net principal disbursed on consumer loans	(3,004)	(4,981)
Sales of consumer loans	4,435	8,731

Net cash provided by investing activities	1,245	3,368

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	6,383	(10,307)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	27,962	911
Deposits	(1,545)	4
Net proceeds from:
Issuance of common stock	195	133
Issuance of long-term borrowings	21,059	16,372
Issuance of Preferred securities subject to mandatory redemption	—	1,500
Payments for:
Repayments of long-term borrowings	(8,729)	(8,465)
Repurchases of common stock	(187)	(350)
Cash dividends	(548)	(498)

Net cash provided by (used for) financing activities	44,590	(700)

Net increase (decrease) in cash and cash equivalents	2,378	(1,154)
Cash and cash equivalents, at beginning of period	29,692	29,212

Cash and cash equivalents, at end of period	$32,070	$28,058

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 (the “Form 10-K/A”) as supplemented by the first quarter fiscal 2004 Quarterly Report on Form 10-Q/A. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Card Securitization Activities. The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At May 31, 2004, the Company had $9.8 billion of retained interests, including $6.7 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Basic EPS
Net income applicable to common shareholders	$1,223	$708	$2,449	$1,738

Weighted average common shares outstanding	1,082	1,077	1,081	1,077

Basic EPS	$1.13	$0.66	$2.27	$1.61

Diluted EPS
Net income applicable to common shareholders	$1,223	$708	$2,449	$1,738

Weighted average common shares outstanding	1,082	1,077	1,081	1,077
Effect of dilutive securities	28	20	27	21

Weighted average common shares outstanding and common stock equivalents	1,110	1,097	1,108	1,098

Diluted EPS	$1.10	$0.65	$2.21	$1.58

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2004	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,568	$1,149	$690	$607	$(75)	$5,939
Net interest	380	60	—	272	—	712

Net revenues	$3,948	$1,209	$690	$879	$(75)	$6,651

Income before losses from unconsolidated investees and income taxes	$1,134	$132	$209	$298	$29	$1,802
Losses from unconsolidated investees	81	—	—	—	—	81

Income before taxes	$1,053	$132	$209	$298	$29	$1,721

Three Months Ended May 31, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$2,529	$949	$562	$538	$(78)	$4,500
Net interest	150	53	(4)	346	—	545

Net revenues	$2,679	$1,002	$558	$884	$(78)	$5,045

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$526	$85	$133	$304	$29	$1,077
Losses from unconsolidated investees	36	—	—	—	—	36
Dividends on preferred securities subject to mandatory redemption	40	—	—	—	—	40

Income before taxes	$450	$85	$133	$304	$29	$1,001

Six Months Ended May 31, 2004(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,630	$2,300	$1,332	$1,259	$(149)	$11,372
Net interest	822	120	—	578	—	1,520

Net revenues	$7,452	$2,420	$1,332	$1,837	$(149)	$12,892

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$2,320	$298	$379	$663	$58	$3,718
Losses from unconsolidated investees	174	—	—	—	—	174
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income before taxes	$2,101	$298	$379	$663	$58	$3,499

Six Months Ended May 31, 2003(1)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$5,078	$1,883	$1,086	$1,129	$(147)	$9,029
Net interest	736	104	(3)	653	—	1,490

Net revenues	$5,814	$1,987	$1,083	$1,782	$(147)	$10,519

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$1,618	$168	$243	$597	$62	$2,688
Losses from unconsolidated investees	70	—	—	—	—	70
Dividends on preferred securities subject to mandatory redemption	62	—	—	—	—	62

Income before taxes	$1,486	$168	$243	$597	$62	$2,556

Total Assets	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At May 31, 2004	$685,072	$17,339	$4,081	$23,241	$(232)	$729,501

At November 30, 2003(1)	$557,501	$16,665	$3,778	$25,185	$(286)	$602,843

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

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

Institutional Securities. At May 31, 2004, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $3.3 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE and as a result bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended by SFAS No. 149. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The current market environment continues to be characterized by limited sales activity. If the Company liquidated its entire fleet ($4.1 billion carrying value at May 31, 2004) at this time, which is not currently contemplated, the Company believes that, based upon the range of values provided by independent appraisers, the Company would realize a value for its entire fleet that is substantially lower than the carrying value of the fleet. The current portfolio appraisal market values, based on the above three appraisals, range from a high of $3.77 billion to a low of $2.78 billion with an average of $3.12 billion. The Company has not recorded an impairment charge of this magnitude because there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

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

17. Subsequent Event – Business Acquisition

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

18. Restatement Relating to Fiscal 2003 Interim Compensation and Benefits Expense

Subsequent to the issuance of the May 31, 2003 condensed consolidated financial statements, the Company determined the need to adjust the timing of the recognition of expense related to equity-based compensation awards during fiscal 2003 in connection with the Company’s adoption, effective December 1, 2002, of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the restatement for the three and six months ended May 31, 2003:

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2003	May 31, 2003	May 31, 2003
	(dollars in millions, except per share data)
	(Previously Reported)	(Restated)	(Previously Reported)	(Restated)
Compensation and benefits expense	$2,274	$2,112	$4,823	$4,476

Total non-interest expenses	$4,130	$3,968	$8,178	$7,831

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$915	$1,077	$2,341	$2,688

Provision for income taxes	$240	$293	$705	$818

Net income	$599	$708	$1,504	$1,738

Earnings per common share:
Basic	$0.56	$0.66	$1.40	$1.61

Diluted	$0.55	$0.65	$1.37	$1.58

19. Subsequent Event – Aircraft

In the third quarter of fiscal 2004, the Company determined that certain of its aircraft were subject to probable sale and, accordingly, will reflect these aircraft as “held for sale” under SFAS No. 144. The revenues and expenses associated with these aircraft, for all periods presented, will be reclassified as discontinued operations in future filings. The (loss)/gain from discontinued operations for the quarter and six month period ended May 31, 2004 was approximately $(1) million and $1 million, respectively. The (loss)/gain from discontinued operations for the quarter and six month period ended May 31, 2003 was approximately $(11) million and $(23) million, respectively.

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

As discussed in Note 18, the May 31, 2003 condensed consolidated financial statements have been restated.

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

/S/ DELOITTE & TOUCHE LLP

New York, New York

July 12, 2004, October 13, 2004, as to the effects of the restatement discussed in Note 18

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

The Company’s results of operations may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1 and “Certain Factors Affecting Results of Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 (the “Form 10-K/A”).

See Note 18 to the condensed consolidated financial statements for a discussion of the compensation and benefits expense restatement for the quarter and six month period ended May 31, 2003. The following discussion of the Company’s results of operations for the three and six month periods ended May 31, 2004 and 2003 reflects the effects of this restatement.

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003(1)	2004	2003(1)
		(As Restated, See Note 18)		(As Restated, See Note 18)
Net revenues (dollars in millions):
Institutional Securities	$3,948	$2,679	$7,452	$5,814
Individual Investor Group	1,209	1,002	2,420	1,987
Investment Management	690	558	1,332	1,083
Credit Services	879	884	1,837	1,782
Intersegment Eliminations	(75)	(78)	(149)	(147)

Consolidated net revenues	$6,651	$5,045	$12,892	$10,519

Income before taxes(2) (dollars in millions):
Institutional Securities	$1,134	$526	$2,320	$1,618
Individual Investor Group	132	85	298	168
Investment Management	209	133	379	243
Credit Services	298	304	663	597
Intersegment Eliminations	29	29	58	62

Consolidated income before taxes	$1,802	$1,077	$3,718	$2,688

Consolidated net income (dollars in millions)	$1,223	$708	$2,449	$1,738

Basic earnings per common share	$1.13	$0.66	$2.27	$1.61

Diluted earnings per common share	$1.10	$0.65	$2.21	$1.58

Statistical Data.
Return on average common equity	18.4%	12.5%	18.8%	15.4%
Effective income tax rate	28.9%	29.3%	30.0%	32.0%
Consolidated Assets Under Management or Supervision (dollars in billions):
Equity	$226	$174	$226	$174
Fixed Income	128	127	128	127
Money Market	70	65	70	65
Other(3)	76	55	76	55

Total(4)	$500	$421	$500	$421

Worldwide employees	51,580	53,507	51,580	53,507

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003(1)	2004	2003(1)
Institutional Securities:
Mergers and acquisitions completed transactions(5):
Rank	2	4	2	2
Market Share	37.5%	21.3%	31.4%	21.8%
Mergers and acquisitions announced transactions(5):
Rank	3	10	3	9
Market Share	22.8%	7.9%	27.8%	11.3%
Global equity and equity-linked issues(5):
Rank	1	1	1	2
Market Share	13.2%	13.9%	13.7%	13.5%
Global fixed income issues(5):
Rank	2	5	3	2
Market Share	7.7%	6.8%	7.2%	6.9%
Individual Investor Group:
Global financial advisors	10,722	11,644	10,722	11,644
Total client assets (dollars in billions)	$579	$532	$579	$532
Fee-based assets as a percentage of total client assets	25%	21%	25%	21%
Investment Management:
Assets under management or supervision (dollars in billions)	$384	$336	$384	$336
Percent of fund assets in top half of Lipper rankings(6)	68%	51%	68%	51%
Credit Services (dollars in millions, unless otherwise noted)(7):
Period-end credit card loans—Owned	$17,506	$18,465	$17,506	$18,465
Period-end credit card loans—Managed	$46,828	$50,880	$46,828	$50,880
Average credit card loans—Owned	$16,202	$19,120	$17,036	$20,695
Average credit card loans—Managed	$46,929	$51,174	$47,793	$51,979
Net principal charge-off rate—Owned	6.02%	5.92%	5.91%	5.73%
Net principal charge-off rate—Managed	6.48%	6.50%	6.40%	6.34%
Transaction volume (dollars in billions)	$24.4	$24.0	$48.5	$50.0

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Represents income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption.
(3)	Amounts include alternative investment vehicles.
(4)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(5)	Source: Thomson Financial—The data for the three months ended May 31 is for the periods from March 1 to May 31, 2004 and March 1 to May 31, 2003, respectively. The data for the six months ended May 31 is for the periods from January 1 to May 31, 2004 and January 1 to May 31, 2003, respectively, as Thomson Financial presents this data on a calendar year basis.
(6)	Source: Lipper, one-year performance as of May 31, 2004 and 2003, respectively.
(7)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

Second Quarter 2004 Performance.

Company Results. The Company recorded net income of $1,223 million in the quarter ended May 31, 2004, a 73% increase from last year’s second quarter, and diluted earnings per share of $1.10, a 69% increase from last year’s second quarter. The current quarter’s results included a $109 million pre-tax asset impairment charge related to the Company’s aircraft financing business, which reduced net income by $65 million, diluted earnings per share by $0.06 and the annualized return on average common equity by 1.0%. The prior year quarter’s results included a $287 million pre-tax aircraft impairment charge which reduced net income by $172 million and diluted earnings per share by $0.16 and the annualized return on average common equity by 3.0%. Net revenues (total revenues less interest expense and the provision for loan losses) rose 32% from last year’s second quarter to $6.7 billion and the return on average common equity was 18.4% as compared with 12.5% in the second quarter of fiscal 2003.

Total non-interest expenses were $4.8 billion in the second quarter of fiscal 2004, an increase of 22% from the prior year. The increase primarily reflects higher costs due to increased business activity, including higher compensation and benefits expense. Higher costs associated with legal and regulatory matters also contributed to the increase in non-interest expenses.

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

For the six months ended May 31, 2004, net income was $2,449 million, a 41% increase over $1,738 million a year ago. Diluted earnings per share were $2.21, up 40% from a year ago. Net revenues in the six month period rose 23% from a year ago to $12.9 billion and non-interest expenses increased 17% to $9.2 billion. The annualized return on average common equity was 18.8% as compared with 15.4% in the prior year period.

Institutional Securities. The Company’s Institutional Securities business recorded income before taxes of $1,134 million in the second quarter of fiscal 2004, an increase of 116% over last year’s second quarter. Net revenues increased 47% to $3.9 billion, driven by record revenues in the Company’s fixed income business and strong results in both its equities and investment banking businesses.

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

Non-interest expenses rose 31% from last year’s second quarter to $2.8 billion on increased compensation accruals related to higher revenues and increased brokerage and clearing and professional services costs driven by higher levels of business activity. These increases were partially offset by a lower aircraft impairment charge in the current quarter as compared with last year’s second quarter.

Individual Investor Group. The Individual Investor Group reported pre-tax income of $132 million, a 55% increase from the second quarter of fiscal 2003. Net revenues rose 21% from a year ago to $1.2 billion. Asset management, distribution and administration fees increased 38% on higher asset levels, and commissions rose 18% on increased individual investor activity in equity products. Non-interest expenses were up 17% to $1.1 billion, driven by higher compensation expenses and sub-advisory fees related to higher net revenues, and higher costs associated with legal and regulatory matters. Total client assets were $579 billion, a 9% increase from last year’s second quarter. Client assets in fee-based accounts rose 28% to $145 billion over the past twelve months and increased as a percentage of total client assets to 25% from 21% over the same period. At quarter-end, the number of global financial advisors was 10,722, a decrease of 922 over the past year.

Investment Management. Investment Management pre-tax income rose 57% from last year’s second quarter to $209 million. Net revenues rose 24%, reflecting an increase in average assets under management and a more favorable asset mix due to improved equity markets. In addition, principal investment revenues increased to $59 million from $14 million in the prior year, reflecting higher net investment gains in Private Equity. Non-interest expenses increased 13% to $481 million, primarily reflecting higher compensation expense and higher sub-advisory fees. Assets under management within Investment Management were $384 billion, up $48 billion over the second quarter of last year. The increase over the past year resulted from both market appreciation and positive net flows. At quarter-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings was 68% over one year, 65% over three years and 77% over five years.

Credit Services. Credit Services recorded pre-tax income of $298 million compared with $304 million in last year’s second quarter. A lower provision for loan losses, reflecting improved credit quality, was offset by lower net interest income and a decline in merchant and cardmember fees. Managed credit card loans of $46.8 billion at quarter end were 8% lower than a year ago, mainly due to a decline in balance transfer volume and an increase in payment rates. The managed credit card net charge-off rate for the second quarter was 6.48%, 2 basis points lower than a year ago. The decrease in the charge-off rate from a year ago was due to a decline in net charge-off dollars, partially offset by a $4.2 billion decline in average credit card managed loans. The managed over-30-day delinquency rate was 4.88%, a decrease of 133 basis points from the second quarter of fiscal 2003 and the lowest level since the second quarter of fiscal 1995. The managed over-90-day delinquency rate was 2.40%, 61 basis points lower than a year ago and the lowest level since the fourth quarter of fiscal 2000. A record number of new merchant outlets were enrolled during the quarter.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Investment banking	$891	$461	$1,630	$962
Principal transactions:
Trading	1,923	1,503	3,614	3,061
Investments	136	44	152	34
Commissions	527	423	1,032	838
Asset management, distribution and administration fees	32	22	66	45
Interest and dividends	3,151	2,831	6,376	6,025
Other	59	76	136	138

Total revenues	6,719	5,360	13,006	11,103
Interest expense	2,771	2,681	5,554	5,289

Net revenues	3,948	2,679	7,452	5,814

Non-interest expenses	2,814	2,153	5,132	4,196

Income before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,134	526	2,320	1,618
Losses from unconsolidated investees	81	36	174	70
Dividends on preferred securities subject to mandatory redemption	—	40	45	62

Income before taxes	$1,053	$450	$2,101	$1,486

Institutional Securities recorded net revenues of $3,948 million and $7,452 million in the quarter and six month period ended May 31, 2004, increases of 47% and 28%, respectively, from the comparable periods of fiscal 2003. Income before taxes for the quarter and six month period ended May 31, 2004 was $1,053 million and $2,101 million, increases of $603 million and $615 million, respectively, from the comparable periods of fiscal 2003. The increase in net revenues in both periods reflected higher revenues from investment banking and sales and trading activities. The increase in income before taxes in both periods primarily reflected higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

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

Non-Interest Expenses. Non-interest expenses increased 31% and 22% in the quarter and the six month period ended May 31, 2004. Compensation and benefits expense increased 58% and 35% in the quarter and six month period, primarily due to higher incentive-based compensation accruals, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses remained virtually unchanged in the quarter and increased 3% in the six month period. Brokerage, clearing and exchange fees increased 21% and 22% in the quarter and six month period, primarily reflecting increased trading activity. Professional services expense increased 34% for both the quarter and six month period, primarily due to higher consulting and employee recruitment costs. Other expenses decreased 23% and 24% in the quarter and the six month period, primarily reflecting a lower aircraft impairment charge. The quarter and six month period ended May 31, 2004 included an aircraft impairment charge of $109 million as compared with $287 million in the comparable periods of 2003. The six month period of fiscal 2003 also included a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). The decrease in other expenses from the second quarter of fiscal 2003 was partially offset by legal accruals of approximately $110 million related to the Parmalat Matter and IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K/A and Part II, Item 1 of this Report and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended February 29, 2004).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Investment banking	$82	$66	$159	$146
Principal transactions:
Trading	141	167	282	321
Investments	(4)	1	—	7
Commissions	367	310	784	590
Asset management, distribution and administration fees	511	370	983	756
Interest and dividends	95	92	188	181
Other	52	35	92	63

Total revenues	1,244	1,041	2,488	2,064
Interest expense	35	39	68	77

Net revenues	1,209	1,002	2,420	1,987

Non-interest expenses	1,077	917	2,122	1,819

Income before taxes	$132	$85	$298	$168

Individual Investor Group net revenues were $1,209 million and $2,420 million in the quarter and six month period ended May 31, 2004, an increase of 21% and 22% from the comparable periods of fiscal 2003. Individual Investor Group income before taxes was $132 million and $298 million in the quarter and six month period ended May 31, 2004, an increase of 55% and 77% from the comparable periods of fiscal 2003. The increase in net revenues in both periods was primarily attributable to higher commission revenues and asset management, distribution and administration fees. The increase in income before taxes in both periods was primarily due to higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense.

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

Non-Interest Expenses. Non-interest expenses increased 17% in both the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily attributable to higher compensation and benefits expense, which increased 16% and 15% in the quarter and six month period, principally reflecting higher incentive-based compensation accruals due to higher levels of net revenues. This increase was partially offset by reduced costs reflecting lower employment levels. Excluding compensation and benefits expense, non-interest expenses increased 20% in both the quarter and six month period. Professional services expense increased 69% and 59% in the quarter and six month period largely due to higher sub-advisory fees related to the Investment Consulting Services business, as well as higher consulting and legal fees. Other expenses increased 48% and 59% in the quarter and six month period, primarily resulting from higher accruals associated with legal and regulatory matters.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenues:
Investment banking	$10	$9	$23	$17
Principal transactions:
Investments	59	14	68	(4)
Commissions	8	3	16	7
Asset management, distribution and administration fees	607	528	1,210	1,051
Interest and dividends	1	—	3	2
Other	6	8	15	15

Total revenues	691	562	1,335	1,088
Interest expense	1	4	3	5

Net revenues	690	558	1,332	1,083

Non-interest expenses	481	425	953	840

Income before taxes	$209	$133	$379	$243

Investment Management net revenues were $690 million and $1,332 million for the quarter and six month period ended May 31, 2004, an increase of 24% and 23% from the comparable periods of fiscal 2003. Investment Management income before taxes was $209 million and $379 million for the quarter and six month period ended May 31, 2004, an increase of 57% and 56% from the comparable periods of fiscal 2003. The increase in net revenues in both periods primarily reflected higher fee-based revenues due to an increase in average assets under management or supervision and a more favorable average asset mix. The increase in average assets under management was primarily attributable to market appreciation, reflecting improved conditions in the global financial markets as compared with the prior year. Higher net gains in the Company’s private equity portfolio also contributed to the increase in net revenues in both periods. The increase in income before taxes in both periods was primarily due to higher net revenues, partially offset by an increase in non-interest expenses, including higher compensation and benefits expense.

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

Asset Management, Distribution and Administration Fees. Investment Management’s period end and average customer assets under management or supervision were as follows:

			Average For the Three Months Ended		Average For the Six Months Ended
	At May 31, 2004	At May 31, 2003	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$195	$185	$197	$180	$199	$181
Institutional	189	151	187	146	179	147

Total	$384	$336	$384	$326	$378	$328

Assets under management or supervision by asset class:
Equity	$182	$142	$183	$130	$180	$131
Fixed income	114	116	116	116	114	118
Money market	66	62	64	64	63	64
Other(1)	22	16	21	16	21	15

Total	$384	$336	$384	$326	$378	$328

(1)	Amounts include alternative investment vehicles.

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

Non-Interest Expenses. Non-interest expenses increased 13% in both the quarter and six month period ended May 31, 2004. Compensation and benefits expense increased 37% and 39% in the quarter and six month period, principally reflecting higher incentive-based compensation accruals due to higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 2% and 3% in the quarter and six month period ended May 31, 2004. Professional services expenses increased 63% and 66% in the quarter and six month period, primarily reflecting an increase in sub-advisory, consulting and legal fees. Marketing and business development expenses decreased 25% in the six month period, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 6% and 5% in the quarter and six month period, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-end funds.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Fees:
Merchant and cardmember	$306	$338	$643	$702
Servicing	485	503	1,057	1,070
Other	16	6	21	2

Total non-interest revenues	807	847	1,721	1,774

Interest revenue	435	543	915	1,089
Interest expense	163	197	337	436

Net interest income	272	346	578	653
Provision for consumer loan losses	200	309	462	645

Net credit income	72	37	116	8

Net revenues	879	884	1,837	1,782

Non-interest expenses	581	580	1,174	1,185

Income before taxes	$298	$304	$663	$597

Credit Services net revenues were $879 million and $1,837 million in the quarter and six month period ended May 31, 2004, a decrease of 1% and an increase of 3% from the comparable periods of fiscal 2003. Income before income taxes was $298 million and $663 million in the quarter and six month period ended May 31, 2004, a decrease of 2% and an increase of 11% from the comparable periods of fiscal 2003. The decrease in net revenues in the quarter was primarily due to lower net interest income and non-interest revenues, partially offset by a lower provision for consumer loan losses. The increase in net revenues in the six month period was primarily attributable to a lower provision for consumer loan losses, partially offset by lower net interest income and non-interest revenues. The increase in income before taxes in the six month period reflected higher net revenues and lower non-interest expenses.

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

Non-Interest Expenses. Non-interest expenses were relatively unchanged in the quarter and six month period ended May 31, 2004 from the comparable periods of fiscal 2003. Compensation and benefits expense decreased 1% and 3% in the quarter and six month period, reflecting a decrease in personnel costs due to lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003. Excluding compensation and benefits expense, non-interest expenses were relatively unchanged in the quarter and six month period. Other expense decreased 6% in the quarter primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies. Information and communications expense increased 6% in the quarter primarily due to higher data processing costs. In the six month period, marketing and business development expense decreased 5% due to lower direct mail costs and other marketing expenses. Other expense decreased 5% in the six month period primarily due to lower postage costs. Professional services expense increased 14% in the six month period reflecting increased costs associated with enhanced credit and collection strategies.

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

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross- Maturity Netting(3)	Net Exposure Pre-Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,215	$2,098	$1,779	$4,798	$(1,653)	$8,237	$4,189
AA	5,523	3,111	2,221	7,461	(4,642)	13,674	8,684
A	3,676	2,008	1,923	3,900	(1,791)	9,716	5,976
BBB	4,046	2,677	1,185	3,301	(1,076)	10,133	5,909
Non-investment grade	2,541	683	394	616	(395)	3,839	1,857
Unrated(4)	843	361	54	50	(33)	1,275	143

Total	$17,844	$10,938	$7,556	$20,126	$(9,590)	$46,874	$26,758

(1)	Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)	Credit ratings are determined by the Company’s Credit Department, using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are net within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the credit of unrated counterparties, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

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

The Company has reached an agreement in principle with the Staff of the SEC to resolve an informal accounting investigation by entering into an administrative “cease and desist” order. The matter primarily involves the Company’s accounting for impairment charges on aircraft assets prior to the second quarter of 2003. The order could also involve the valuation of certain positions in the Company’s high-yield bond portfolio for the fourth quarter of 2000. The proposed resolution would involve no monetary penalty, would not make any allegations of fraud, nor involve any restatement of any past financial statements. Negotiations with the Staff about the details of a resolution have not concluded, and no assurance can be given that such a resolution will be achieved. Please refer to Note 12 of our third quarter 2003 Form 10-Q/A for a description of the current method of determining impairment charges and the impact had this method been employed for prior impairment charges.

(b) The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 and the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 29, 2004.

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

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (March 1, 2004 – March 31, 2004)
Equity Anti-dilution Program (a)	473,400	$56.7327	473,400		(a)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	284,551	$57.8479	N/A	N/A
Month #2 (April 1, 2004 – April 30, 2004)
Equity Anti-dilution Program (a)	894,177	$57.0381	894,177		(a)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	63,559	$57.3460	N/A	N/A
Month #3 (May 1, 2004 – May 31, 2004)
Equity Anti-dilution Program (a)	2,083,938	$52.1391	2,083,938		(a)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	80,441	$51.9139	N/A	N/A
Total
Equity Anti-dilution Program (a)	3,451,515	$54.0384	3,451,515		(a)
Capital Management Program (b)	—	N/A	—	$600
Employee Transactions (d)	428,551	$56.6596	N/A	N/A

(a)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of stock grants and option exercises under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(b)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at May 31, 2004 and has no set expiration or termination date.
(c)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(d)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

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
David S. Moser, Principal Accounting Officer

Date: October 15, 2004

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2004

Exhibit No.		Description
4	*	Third Supplemental Senior Indenture between Morgan Stanley and JPMorgan Chase Bank, as trustee, executed on April 20, 2004.

10	*	Amendment to Morgan Stanley 401(k) Plan.

11		Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	**	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	**	Letter of awareness from Deloitte & Touche LLP, dated October 15, 2004, concerning unaudited interim financial information.

23.1	**	Consent of BK Associates, Inc.

23.2	**	Consent of Morten Beyer & Agnew, Inc.

23.3	**	Consent of Airclaims Limited.

31.1	**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certification of Chief Executive Officer.

32.2	**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with original report
**	Filed herewith

E-1