Form 10-Q
period 2004-08-31
MORGAN STANLEY
filed 2004-10-15
CIK 895421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

As of September 30, 2004, there were 1,094,573,359 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended August 31, 2004

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

i

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2004	November 30, 2003
	(unaudited)
Assets
Cash and cash equivalents	$46,243	$29,692
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $35,640 at August 31, 2004 and $18,957 at November 30, 2003)	45,595	28,526
Financial instruments owned (approximately $104 billion at August 31, 2004 and $73 billion at November 30, 2003 were pledged to various parties):
U.S. government and agency securities	56,040	24,133
Other sovereign government obligations	26,260	21,592
Corporate and other debt	77,048	80,594
Corporate equities	26,407	29,984
Derivative contracts	49,633	44,652
Physical commodities	932	671
Securities purchased under agreements to resell	92,816	78,205
Securities received as collateral	33,251	27,278
Securities borrowed	202,863	153,813
Receivables:
Consumer loans (net of allowances of $954 at August 31, 2004 and $1,002 at November 30, 2003)	18,738	19,382
Customers, net	40,081	37,321
Brokers, dealers and clearing organizations	6,649	5,563
Fees, interest and other	4,799	4,349
Office facilities, at cost (less accumulated depreciation of $2,791 at August 31, 2004 and $2,506 at November 30, 2003)	2,530	2,433
Aircraft under operating leases (less accumulated depreciation of $1,156 at August 31, 2004 and $1,041 at November 30, 2003)	4,028	4,407
Goodwill and intangible assets	2,191	1,523
Other assets	8,929	8,725

Total assets	$745,033	$602,843

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

August 31, 2004

November 30, 2003

(unaudited)

Liabilities and Shareholders’ Equity

Commercial paper and other short-term borrowings

$
30,417

$
28,386

Deposits

12,392

12,839

Financial instruments sold, not yet purchased:

U.S. government and agency securities

26,139

17,072

Other sovereign government obligations

21,891

17,505

Corporate and other debt

11,869

10,141

Corporate equities

30,651

25,615

Derivative contracts

39,425

36,242

Physical commodities

2,643

4,873

Securities sold under agreements to repurchase

195,739

147,618

Obligation to return securities received as collateral

33,251

27,278

Securities loaned

84,079

64,375

Payables:

Customers

119,438

96,794

Brokers, dealers and clearing organizations

6,748

5,706

Interest and dividends

3,091

2,138

Other liabilities and accrued expenses

13,771

12,918

Long-term borrowings

86,003

65,600

717,547

575,100

Capital Units

66

66

Preferred securities subject to mandatory redemption

—

2,810

Commitments and contingencies

Shareholders’ equity:

Common stock, $0.01 par value;

Shares authorized: 3,500,000,000 at August 31, 2004 and November 30, 2003; Shares issued: 1,211,701,552 at August 31, 2004 and 1,211,699,552 at November 30, 2003; Shares outstanding: 1,096,707,183 at August 31, 2004 and 1,084,696,446 at November 30, 2003

12

12

Paid-in capital

3,865

4,028

Retained earnings

30,500

28,038

Employee stock trust

2,839

3,008

Accumulated other comprehensive income (loss)

(140
)

(156
)

Subtotal

37,076

34,930

Note receivable related to ESOP

(3
)

(4
)

Common stock held in treasury, at cost, $0.01 par value;

114,994,369 shares at August 31, 2004 and 127,003,106 shares at November 30, 2003

(6,155
)

(6,766
)

Common stock issued to employee trust

(2,839
)

(2,420
)

Unearned stock-based compensation

(659
)

(873
)

Total shareholders’ equity

27,420

24,867

Total liabilities and shareholders’ equity

$
745,033

$
602,843

See Notes to Condensed
Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED
CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(unaudited)

(unaudited)

(As Restated, See Note 19)

Revenues:

Investment banking

$
783

$
608

$
2,595

$
1,733

Principal transactions:

Trading

695

1,818

4,591

5,200

Investments

125

38

345

75

Commissions

768

775

2,546

2,157

Fees:

Asset management, distribution and administration

1,088

956

3,273

2,733

Merchant and cardmember

349

340

992

1,042

Servicing

459

462

1,516

1,532

Interest and dividends

5,410

3,821

12,855

11,059

Other

177

108

416

305

Total revenues

9,854

8,926

29,129

25,836

Interest expense

4,189

3,367

10,111

9,111

Provision for consumer loan losses

240

310

702

955

Net revenues

5,425

5,249

18,316

15,770

Non-interest expenses:

Compensation and benefits

2,347

2,287

7,982

6,763

Occupancy and equipment

228

191

634

582

Brokerage, clearing and exchange fees

231

212

692

605

Information processing and communications

326

315

964

945

Marketing and business development

279

197

796

711

Professional services

400

283

1,074

767

Other

332

236

1,176

1,143

Total non-interest expenses

4,143

3,721

13,318

11,516

  Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption

1,282

1,528

4,998

4,254

Losses from unconsolidated investees

77

105

251

175

Provision for income taxes

343

342

1,392

1,175

Dividends on preferred securities subject to mandatory redemption

—

47

45

109

Income from continuing operations

862

1,034

3,310

2,795

Discontinued operations:

Loss/(gain) from discontinued operations (including loss on disposal of $42 million in fiscal 2004)

42

(2
)

40

36

Income tax (benefit)/provision

(17
)

1

(16
)

(14
)

Loss/(gain) on discontinued operations

25

(1
)

24

22

Net income

$
837

$
1,035

$
3,286

$
2,773

Basic earnings per common share:

Income from continuing operations

$
0.80

$
0.96

$
3.06

$
2.59

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Basic earnings per common share

$
0.78

$
0.96

$
3.04

$
2.57

Diluted earnings per common share:

Income from continuing operations

$
0.78

$
0.94

$
2.99

$
2.54

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Diluted earnings per common share

$
0.76

$
0.94

$
2.97

$
2.52

Average common shares outstanding:

Basic

1,081,448,663

1,077,680,996

1,081,160,252

1,077,140,296

Diluted

1,105,546,130

1,100,593,303

1,107,494,887

1,098,234,894

See Notes to Condensed
Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(unaudited)

(unaudited)

(As Restated, See Note 19)

Net income

$
837

$
1,035

$
3,286

$
2,773

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment

(6
)

(14
)

30

25

Net change in cash flow hedges

(52
)

46

(14
)

(13
)

Comprehensive income

$
779

$
1,067

$
3,302

$
2,785

See Notes to Condensed
Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

Nine Months Ended August 31,

2004

2003

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$
3,286

$
2,773

Loss on discontinued operations

24

22

Income from continuing operations

3,310

2,795

Adjustments to reconcile net income to net cash used for operating activities:

Non-cash charges (credits) included in net income:

Aircraft-related charges

107

288

Compensation payable in common stock and options

201

(49
)

Depreciation and amortization

463

558

Provision for consumer loan losses

702

955

Changes in assets and liabilities:

Cash and securities deposited with clearing organizations or segregated under federal and other regulations

(17,069
)

5,296

Financial instruments owned, net of financial instruments sold, not yet purchased

(16,624
)

11,995

Securities borrowed, net of securities loaned

(29,346
)

(17,701
)

Receivables and other assets

(4,036
)

(14,689
)

Payables and other liabilities

25,434

8,483

Net cash used for operating activities

(36,858
)

(2,069
)

CASH FLOWS FROM INVESTING ACTIVITIES

Net (payments for) proceeds from:

Office facilities and aircraft under operating leases

(293
)

(524
)

Purchase of Barra, Inc., net of cash acquired

(758
)

—

Net principal disbursed on consumer loans

(5,233
)

(6,361
)

Sales of consumer loans

5,175

9,972

Net cash (used for) provided by investing activities

(1,109
)

3,087

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from (payments for):

Short-term borrowings

2,031

(22,007
)

  Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities

36,006

8,203

Deposits

(447
)

(445
)

Net proceeds from:

Issuance of common stock

240

172

Issuance of long-term borrowings

28,688

18,182

Issuance of Preferred securities subject to mandatory redemption

—

2,000

Payments for:

Repayments of long-term borrowings

(10,734
)

(10,566
)

Repurchases of common stock

(444
)

(350
)

Redemption of Preferred securities subject to mandatory redemption

—

(400
)

Cash dividends

(822
)

(747
)

Net cash provided by (used for) financing activities

54,518

(5,958
)

Net increase (decrease) in cash and cash equivalents

16,551

(4,940
)

Cash and cash equivalents, at beginning of period

29,692

29,212

Cash and cash equivalents, at end of period

$
46,243

$
24,272

See Notes to Condensed
Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities,
Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the
Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Network, a network of merchant and cash access locations primarily in the U.S.  Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the
Company’s Annual Report on Form 10-K/A for the fiscal

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended November 30, 2003 (the “Form 10-K/A”) as supplemented by the first and second quarter fiscal 2004 Quarterly Reports on Form 10-Q/A. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Discontinued Operations.    Revenues and expenses associated with certain aircraft designated as “held for sale” have been classified as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 17 for additional discussion of discontinued
operations.

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

The fair value of the Company’s Financial instruments owned and Financial instruments sold, not yet purchased are generally based on observable market prices, observable market parameters or derived from such prices or parameters based on bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased. In the case of financial instruments transacted on recognized exchanges the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the price a buyer is willing to pay for a financial instrument at a particular time. Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs, which approximate fair value. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the condensed consolidated statements of income was not material for all periods presented.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Goodwill and Intangible Assets.

During the first quarter of fiscal 2004, the Company completed the annual goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the condensed consolidated financial condition or results of operations.

Changes in the carrying amount of the goodwill for the nine month period ended August 31, 2004 were as follows:

Institutional Securities

Individual Investor Group

Investment Management

Total

(dollars in millions)

Balance as of November 30, 2003(1)

$
6

$
542

$
966

$
1,514

Translation adjustments

—

13

—

13

Goodwill acquired during the year

314

—

—

314

Balance as of August 31, 2004

$
320

$
555

$
966

$
1,841

(1)
Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

Acquired intangible assets as of August 31, 2004 were as follow:

Gross Carrying Amount

Accumulated Amortization

(dollars in millions)

Amortizable intangible assets:

Trademarks

$
102

$
1

Technology-related

222

6

Customer relationships

26

1

Other

9

1

Total amortizable intangible assets

$
359

$
9

The estimated amortization expense is
approximately $40 million per year over the next five fiscal years.

For
additional information on goodwill and intangible assets acquired in connection with the acquisition of Barra, Inc., see Note 18.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At August 31, 2004

At November 30, 2003

(dollars in millions)

Financial instruments owned:

U.S. government and agency securities

$
14,728

$
5,717

Other sovereign government obligations

148

164

Corporate and other debt

17,523

12,089

Corporate equities

5,475

3,477

Total

$
37,874

$
21,447

The Company enters into reverse
repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2004 and November 30, 2003, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $653 billion and $511 billion, respectively, and the fair value of the portion that has been sold or repledged was $596 billion and $462 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $3.9 billion at August 31, 2004, the majority of which were related to residential mortgage loan, U.S.
agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization during the quarter and nine month period ended August 31, 2004 were not material. The assumptions that the
Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and nine month period ended August 31, 2004 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the results of operations.

The following table presents information on the Company’s residential mortgage loan,
U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at August 31, 2004 were as follows (dollars in millions):

Residential Mortgage Loans

U.S. Agency Collateralized Mortgage Obligations

Commercial Mortgage Loans

Retained interests (carrying amount/fair value)

$
1,885

$
1,401

$
435

Weighted average life (in months)

33

75

83

Credit losses (rate per annum)

0.05-45.90
%

—

0.27-12.89
%

Impact on fair value of 10% adverse change

$
(59
)

—

$
(1
)

Impact on fair value of 20% adverse change

$
(115
)

—

$
(1
)

Weighted average discount rate (rate per annum)

9.21
%

6.27
%

6.13
%

Impact on fair value of 10% adverse change

$
(27
)

$
(35
)

$
(13
)

Impact on fair value of 20% adverse change

$
(52
)

$
(69
)

$
(25
)

Prepayment speed assumption(1)

270-1375
PSA

156-816
PSA

—

Impact on fair value of 10% adverse change

$
(27
)

$
(12
)

—

Impact on fair value of 20% adverse change

$
(27
)

$
(22
)

—

(1)
Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during both the nine month periods ended August 31, 2004 and 2003, the Company received $55 billion of proceeds from new securitization transactions and cash flows from retained interests in securitization transactions of $4.2 billion and $3.6 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Consumer Loans.

Consumer loans were as follows:

At August 31, 2004

At November 30, 2003

(dollars in millions)

General purpose credit card, mortgage and consumer installment

$
19,692

$
20,384

Less:

Allowance for consumer loan losses

954

1,002

Consumer loans, net

$
18,738

$
19,382

Activity in the allowance for consumer
loan losses was as follows:

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(dollars in millions)

Balance at beginning of period

$
956

$
975

$
1,002

$
928

Additions:

Provision for consumer loan losses

240

310

702

955

Deductions:

Charge-offs

276

328

847

976

Recoveries

(34
)

(31
)

(97
)

(81
)

Net charge-offs

242

297

750

895

Balance at end of period

$
954

$
988

$
954

$
988

Interest accrued on general purpose
credit card loans subsequently charged off, net of recoveries, recorded as a reduction of interest revenue, was $49 million and $172 million in the quarter and nine month period ended August 31, 2004 and $67 million and $202 million in the quarter and nine month period ended August 31, 2003. Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries, recorded as a reduction to merchant and cardmember fee revenue, was $30 million and $108 million in the quarter and nine month period ended August 31, 2004 and $43 million and $133 million in the quarter and nine month period ended August 31, 2003.

At August 31, 2004, the Company had commitments to extend credit for consumer loans of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $740 million and $5,175 million in the quarter and nine month period ended August 31, 2004 and $1,241 million and $9,972 million in the quarter and nine month period ended August 31, 2003.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At August 31, 2004, the Company had $10.7 billion of retained interests, including $7.7 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the nine month periods ended August 31, 2004 and 2003, the Company completed credit card asset securitizations of $1.9 billion and $5.7 billion, respectively, and recognized net securitization losses of $7 million and net securitization gains of $37 million, respectively, as servicing fees in the condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $28.6 billion at August 31, 2004 and $29.4 billion at November 30, 2003.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine month periods ended August 31, 2004 and August 31, 2003 were as follows:

Nine Months Ended August 31,

2004

2003

Weighted average life (in months)

6.1

5.6-7.1

Payment rate (rate per month)

18.00
%

14.89-18.00
%

Credit losses (rate per annum)

6.90
%

3.86-6.90
%

Discount rate (rate per annum)

14.00
%

14.00
%

Key economic assumptions and the
sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At August 31, 2004

Residual Interests (carrying amount/fair value)

$
250

Weighted average life (in months)

5.4

Weighted average payment rate (rate per month)

18.35
%

Impact on fair value of 10% adverse change

$
(16
)

Impact on fair value of 20% adverse change

$
(30
)

Weighted average credit losses (rate per annum)

6.44
%

Impact on fair value of 10% adverse change

$
(66
)

Impact on fair value of 20% adverse change

$
(131
)

Weighted average discount rate (rate per annum)

12.00
%

Impact on fair value of 10% adverse change

$
(2
)

Impact on fair value of 20% adverse change

$
(4
)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nine Months Ended August 31,

2004

2003

Proceeds from new credit card asset securitizations

$
1.9

$
5.7

Proceeds from collections reinvested in previous credit card asset securitizations

$
47.1

$
45.8

Contractual servicing fees received

$
0.5

$
0.5

Cash flows received from retained interests

$
1.3

$
1.3

The table below presents quantitative
information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in billions):

At August 31, 2004

Nine Months Ended August 31, 2004

Loans Outstanding

Loans Delinquent

Average Loans

Net Principal Credit Losses

Managed general purpose credit card loans

$
47.1

$
2.3

$
47.5

$
2.2

Less: Securitized general purpose credit card loans

28.6

Owned general purpose credit card loans

$
18.5

5.    Long-Term
Borrowings.

Long-term borrowings at August 31, 2004 scheduled to mature
within one year aggregated $12,252 million.

During the nine month period ended
August 31, 2004, the Company issued senior notes aggregating $28,764 million, including non-U.S. dollar currency notes aggregating $4,599 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term LIBOR trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2005, $515 million; 2006, $173 million; 2007, $4,819 million; 2008, $2,388 million; and thereafter, $20,869 million. In the nine month period ended August 31, 2004, $10,734 million of senior notes were repaid.

The
weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at August 31, 2004.

The Company issues U.S. dollar index/equity linked borrowings, including various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks or a specific equity security. The Company accounts for such structured borrowings as having an embedded derivative. To minimize the exposure resulting from movements in the underlying equity position

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or index, the Company enters into various equity swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. The equity swaps and purchased options are derivatives and are accounted for at fair value in accordance with SFAS No. 133, with changes in fair value included in principal transaction trading revenue. Principal transaction trading revenues in the nine month periods ended August 31, 2004 and August 31, 2003 include changes in the fair value of embedded derivatives in the Company’s structured borrowings. Prior to the second quarter of fiscal 2004, such amounts were included in interest expense. Prior period information has been reclassified to conform to the current period’s presentation. In the quarter and nine month period ended August 31, 2003, principal transaction trading revenues included $287 million and $44 million that were previously recorded as increases to interest expense. These reclassifications are recorded within the Company’s Institutional Securities business segment and had no impact on net revenues.

6.    Capital Units, Capital Securities and Junior Subordinated
Deferrable Interest Debentures.

The Company has Capital Units outstanding
that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both August 31, 2004 and November 30, 2003.

Prior to February 29,
2004, Preferred Securities Subject to Mandatory Redemption (also referred to as “Capital Securities” herein) represented preferred minority interests in certain of the Company’s subsidiaries. Accordingly, dividends paid on Preferred
Securities Subject to Mandatory Redemption were presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the condensed consolidated statements of income.

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the
Capital Securities issued by the statutory trusts are no longer included in the condensed consolidated statement of financial condition. Subsequent to February 29, 2004, dividends on the junior subordinated deferrable interest debentures have been recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the condensed consolidated financial position or results of operations. See Note 12 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K/A.

7.    Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,552 million at August 31, 2004, which exceeded the amount required by
$2,817 million. MSDWI’s net capital totaled $1,203 million at August 31, 2004, which exceeded the amount required by $1,077 million. MSIL, a London-based broker-dealer subsidiary, is subject to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the
Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the FDIC and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets
(“total risk-weighted capital ratio”). At August 31, 2004, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Regulatory Developments.    The SEC approved
a rule (the “CSE Rule”) on April 28, 2004 in response to industry requests to establish a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The CSE Rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under the CSE Rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the
Basel Committee on Banking Supervision (“Basel II”). The Company currently expects to apply to the SEC later this year for permission to operate under the rule.

The Company continues to work with its regulators to understand and assess the impact of the CSE Rule and Basel II capital standards. Many important elements of the new regulations are still being finalized. The Company cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and may affect decisions with respect to raising and using capital.

Treasury Shares.    During the nine month periods ended August 31, 2004 and 2003, the Company purchased approximately $444 million and
$350 million of its common stock, respectively, under its publicly announced repurchase programs through open market purchases at an average cost of $51.26 and $39.12 per share, respectively.

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

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Basic EPS:

Income from continuing operations

$
862

$
1,034

$
3,310

$
2,795

Loss/(gain) on discontinued operations

25

(1
)

24

22

Net income applicable to common shareholders

$
837

$
1,035

$
3,286

$
2,773

Weighted average common shares outstanding

1,081

1,078

1,081

1,077

Basic earnings per common share:

Income from continuing operations

$
0.80

$
0.96

$
3.06

$
2.59

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Basic EPS

$
0.78

$
0.96

$
3.04

$
2.57

Diluted EPS:

Income from continuing operations

$
862

$
1,034

$
3,310

$
2,795

Loss/(gain) on discontinued operations

25

(1
)

24

22

Net income applicable to common shareholders

$
837

$
1,035

$
3,286

$
2,773

Weighted average common shares outstanding

1,081

1,078

1,081

1,077

Effect of dilutive securities

25

23

26

21

Weighted average common shares outstanding and common stock equivalents

1,106

1,101

1,107

1,098

Diluted earnings per common share:

Income from continuing operations

$
0.78

$
0.94

$
2.99

$
2.54

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Diluted EPS

$
0.76

$
0.94

$
2.97

$
2.52

The following securities were
considered antidilutive and therefore were excluded from the computation of diluted EPS.

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(in millions)

Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period

117

63

108

63

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies.

Letters of Credit.    At August 31, 2004 and November 30,
2003, the Company had approximately $9.6 billion and $7.7 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

Securities Activities.    In connection with certain of its Institutional Securities business activities, the Company provides to selected clients through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At August 31, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $0.8 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $0.7 billion, respectively. At August 31, 2004 and November 30, 2003, the Company’s aggregate investment grade lending commitments were $18.3 billion and $14.2 billion, respectively, and its aggregate non-investment grade lending commitments were $2.7 billion and $1.9 billion, respectively. In connection with these business activities (which include the loans and positions and lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $9.5 billion at August 31, 2004 and $5.5 billion at November 30, 2003.

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

The Company has commitments to fund other less liquid investments, including at August 31, 2004, $194 million in connection with its principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At August 31, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $40 billion and $35 billion, respectively.

Legal.    In addition to the matters described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 and in the Company’s Quarterly Reports on Form 10-Q/A for
fiscal 2004, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The
Company is also involved, from time to time, in other investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including the Company.

The Company contests
liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indeterminant damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period.

10.    Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management (see Note 1). These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2003, included in the Form 10-K/A.

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at August 31, 2004 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at August 31, 2004 and November 30, 2003 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At August 31, 2004

At November 30, 2003

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
30,354

$
20,124

$
27,280

$
18,950

Foreign exchange forward contracts and options

3,605

3,471

5,964

5,561

Equity securities contracts (including equity swaps, warrants and options)

5,364

7,543

4,503

5,781

Commodity forwards, options and swaps

10,310

8,287

6,905

5,950

Total

$
49,633

$
39,425

$
44,652

$
36,242

A substantial portion of the
Company’s securities and commodities transactions are collateralized and are executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers.

11.    Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Individual
Investor Group, Investment Management and Credit Services. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation (see Notes 5 and 17).

The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The
Company’s Credit Services business offers Discover-branded cards and other consumer finance products and services and includes the operation of Discover Network, a network of merchant and cash access locations primarily in the U.S. Morgan
Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the
Company’s allocation methodologies, generally based on each segment’s respective revenues or other relevant measures.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Three Months Ended August 31, 2004

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
1,949

$
1,065

$
691

$
563

$
(64
)

$
4,204

Net interest

827

59

1

334

—

1,221

Net revenues

$
2,776

$
1,124

$
692

$
897

$
(64
)

$
5,425

Income from continuing operations before losses from unconsolidated investees, income taxes and discontinued operations

$
682

$
22

$
217

$
330

$
31

$
1,282

Losses from unconsolidated investees

77

—

—

—

—

77

Income before taxes and discontinued operations(1)

$
605

$
22

$
217

$
330

$
31

$
1,205

Three Months Ended August 31, 2003(2)

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
2,716

$
1,046

$
600

$
510

$
(77
)

$
4,795

Net interest

76

56

(2
)

324

—

454

Net revenues

$
2,792

$
1,102

$
598

$
834

$
(77
)

$
5,249

  Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations

$
925

$
143

$
142

$
287

$
31

$
1,528

Losses from unconsolidated investees

105

—

—

—

—

105

Dividends on preferred securities subject to mandatory redemption

47

—

—

—

—

47

Income before taxes and discontinued operations(1)

$
773

$
143

$
142

$
287

$
31

$
1,376

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended August 31, 2004(2)

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
8,575

$
3,365

$
2,023

$
1,822

$
(213
)

$
15,572

Net interest

1,652

179

1

912

—

2,744

Net revenues

$
10,227

$
3,544

$
2,024

$
2,734

$
(213
)

$
18,316

  Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations

$
3,000

$
320

$
596

$
993

$
89

$
4,998

Losses from unconsolidated investees

251

—

—

—

—

251

Dividends on preferred securities subject to mandatory redemption

45

—

—

—

—

45

Income before taxes and discontinued operations(1)

$
2,704

$
320

$
596

$
993

$
89

$
4,702

Nine Months Ended August 31, 2003(2)

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
7,792

$
2,929

$
1,686

$
1,639

$
(224
)

$
13,822

Net interest

816

160

(5
)

977

—

1,948

Net revenues

$
8,608

$
3,089

$
1,681

$
2,616

$
(224
)

$
15,770

  Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations

$
2,581

$
311

$
385

$
884

$
93

$
4,254

Losses from unconsolidated investees

175

—

—

—

—

175

Dividends on preferred securities subject to mandatory redemption

109

—

—

—

—

109

Income before taxes and discontinued operations(1)

$
2,297

$
311

$
385

$
884

$
93

$
3,970

Total Assets

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

At August 31, 2004

$
699,954

$
17,051

$
4,287

$
23,945

$
(204
)

$
745,033

At November 30, 2003(2)

$
557,501

$
16,665

$
3,778

$
25,185

$
(286
)

$
602,843

(1)
See Note 17 for a discussion of discontinued operations.

(2)
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

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January
31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after
December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company adopted FIN 46 or FIN 46R for all of its variable interests. For these variable interests, the Company consolidated those VIEs (including financial asset-backed securitization, mortgage-backed securitization, collateral debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company was the primary beneficiary. In limited instances, the Company deconsolidated VIEs for which it was not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 6 with respect to statutory trusts that had issued Capital Securities. As of May 31, 2004, the Company adopted FIN 46R for those variable interests that were previously accounted for under FIN
46. The effect of adopting FIN 46 and FIN 46R as of February 29, 2004 and May 31, 2004 did not have a material effect on the condensed consolidated results of operations or condensed consolidated financial position.

Institutional Securities.    At August 31, 2004, in
connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $3.1 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities.
These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended by SFAS No. 149. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At August 31, 2004, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, limited partnership investments and secondary guarantees, was approximately $12.6 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, loan and bond issuing, collateralized debt obligation, financial asset-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $6.1 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at August 31, 2004. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Investment
Management.    At August 31, 2004, in connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the Company was neither the primary beneficiary of nor held any significant variable interests in such VIEs due to the modification of the treatment of fees paid to a decision maker under FIN 46R. FIN 46 included a requirement that expected residual returns include the total amount of fees on a gross basis paid to decision makers instead of including only the variability in such fees as is the guidance in FIN 46R.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes certain information regarding
these guarantees at August 31, 2004:

Maximum Potential Payout/Notional

Years to Maturity

Type of Guarantee

Less than 1

1-3

3-5

Over 5

Total

Carrying Amount

Collateral/ Recourse

(dollars in millions)

Derivative contracts

$
365,764

$
221,076

$
232,779

$
235,328

$
1,054,947

$
17,130

$
110

Standby letters of credit and other financial guarantees

351

140

58

19

568

1

148

Market value guarantees

11

15

257

438

721

39

54

Liquidity facilities

773

890

—

177

1,840

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these and other similar provisions at August 31, 2004 was $246 million. As of August 31, 2004, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $76 million.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. The Company does not monitor the total value of assets historically transferred to securitization vehicles. Therefore, the Company is unable to develop an estimate of the maximum payout under these guarantees. However, the Company believes that it is unlikely it will have to make material payments under the arrangement, and no liabilities related to these arrangements have been recorded. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’
securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At August 31, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $200 million. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter and nine month period ended August 31, 2004, the Company incurred losses related to merchant chargebacks of $3 million and $5 million, respectively, and processed aggregate credit card transaction volume of $25.4 billion and $73.9 billion, respectively. The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at
August 31, 2004. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. At August 31, 2004, the Company had settlement withholdings and escrow deposits of $34 million.

Other.    The Company may, from time to time, in its role as investment banking advisor, be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short-term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the
Company’s due diligence associated with its role as investment banking advisor. There were no such arrangements outstanding at August 31, 2004.

14.    Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes. The synthetic fuel produced qualifies for tax credits based on Section 29 of the Internal Revenue Code. Under Section 29, tax credits are not available for synthetic fuel produced after 2007. The
Company recorded Losses from unconsolidated investees of $77 million and $251 million in the quarter and nine

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month period ended August 31, 2004, respectively, and $105 million and $175 million in the quarter and nine month period ended August 31, 2003, respectively.
These losses were more than offset by tax credits of $88 million and $270 million in the quarter and nine month period ended August 31, 2004, respectively, and $114 million and $202 million in the quarter and nine month period ended August 31, 2003, respectively, and tax benefits on the losses of $31 million and $101 million in the quarter and nine month period ended August 31, 2004, respectively, and $43 million and $71 million in the quarter and nine month period ended August 31, 2003, respectively.

One of the Company’s unconsolidated investees (the
“LLC”) has informed the Company that the Internal Revenue Service (“IRS”) field auditors intend to challenge the placed-in-service date of several synthetic fuel facilities owned by the LLC. One of the conditions to qualify for tax credits under Section 29 of the Internal Revenue Code is that the production facility must have been placed-in-service before July 1, 1998.

The LLC is contesting the IRS proposed position vigorously. If the IRS succeeds in disallowing any or all of the tax credits related to these facilities, it could have an adverse effect on the Company’s tax liability or results of operations. The Company has recognized cumulative tax credits of approximately $100 million associated with the LLC’s synthetic fuel facilities.

15.    Employee Benefit Plans.

The Company maintains various pension and benefit plans to eligible employees (see Note 15 to the consolidated financial statements for the fiscal year ended November 30, 2003 included in the Form 10-K/A).

The components of the Company’s net periodic benefit expense were as follows:

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(dollars in millions)

Service cost, benefits earned during the period

$
28

$
29

$
84

$
87

Interest cost on projected benefit obligation

33

31

99

93

Expected return on plan assets

(32
)

(29
)

(96
)

(87
)

Net amortization and other

6

7

18

21

Net periodic benefit expense

$
35

$
38

$
105

$
114

16.    Aircraft
under Operating Leases.

Aircraft Held for Sale.

As part of its overall strategic objectives with respect to the aircraft portfolio fleet management, the Company has been considering the sale of certain aircraft. In connection with this strategy, the Company has been soliciting bids from various third parties for certain aircraft in the fleet. In the third quarter of fiscal 2004 the
Company entered into an agreement with a third party for the sale of 18 aircraft. Although there are several outstanding contingencies with respect to this sale, the Company believes that the aircraft have met the criteria, as defined in SFAS No.
144, to be classified as held for sale at August 31, 2004. The Company recorded a $42 million loss related to the writedown of these aircraft to fair value less selling costs in the third quarter of fiscal 2004, which is included in discontinued
operations (see Note 17). After recording the writedown, the carrying value of these 18 aircraft at August 31, 2004 was $105 million. The Company’s aircraft leasing business is included in the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2004 Activity.

In accordance with SFAS No. 144, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an aircraft may not be recoverable. During the second quarter of fiscal 2004, the Company evaluated various financing strategies for its aircraft financing business. As part of that evaluation and to determine the potential debt ratings associated with the financing strategies, the Company commissioned appraisals of the aircraft portfolio from three independent aircraft appraisal firms. The appraisals indicated a decrease in the aircraft portfolio average market value of 12% from the appraisals obtained at the date of the prior impairment charge (May 31, 2003). In accordance with SFAS No. 144, the Company considered the decline in appraisal values a significant decrease in the market price of its aircraft portfolio and thus a trigger event to test for impairment in the carrying value of its aircraft.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For those aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value, if lower than the carrying value. To determine each aircraft’s fair value, the Company used the market value appraisals provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $109 million (of which $2 million is included in loss/(gain) from discontinued operations) in the second quarter of fiscal 2004 based on the average of the market value appraisals provided by the three independent appraisers. The impairment charge was primarily concentrated in two particular types of aircraft, the MD-83 and A300-600R, which contributed approximately $85 million of the total $109 million charge. The decrease in the projected undiscounted cash flows and the significant decline in the appraisal values for these aircraft reflects, among other things, a very small operator base and therefore limited opportunities to lease such aircraft. The impairment charge for aircraft to be held and used is included within Other expenses while the impairment charge for aircraft that were classified as held for sale are included in loss/(gain) from discontinued operations in the condensed consolidated statement of income.

If the Company liquidated its aircraft portfolio ($3.9 billion carrying value at August 31,
2004, excluding those aircraft that were classified as held for sale) at this time, which is not currently contemplated, the Company believes that, based upon the range of values provided by independent appraisers, the Company would realize a value for its entire fleet that is substantially lower than the carrying value of the fleet. The most recent (May 2004) portfolio appraisal market values (excluding the aircraft classified as held for sale), based on the above three appraisals, range from a high of $3.63 billion to a low of $2.68 billion with an average of $3.0 billion. The Company has not recorded an impairment charge of this magnitude because there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

Fiscal 2003 Activity.

Prior to fiscal 2003, the Company had
used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million (of which $19 million is included in loss/(gain) from discontinued operations) to adjust the carrying value of previously impaired aircraft to “market value.”

In accordance with SFAS No. 144, the Company reviewed the carrying value of its aircraft portfolio for impairment during the second quarter of fiscal 2003 given the difficult conditions that existed in the commercial aircraft industry at the time, including the adverse impact of the military conflict in Iraq, the outbreak of Severe Acute Respiratory Syndrome and the bankruptcy of several airlines.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of fiscal 2003, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows to its respective carrying value. For each aircraft for which impairment was indicated, the Company adjusted the carrying value of each aircraft to its fair value, if lower than carrying value. To determine each aircraft’s fair value, the Company used market value estimates provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million (of which $16 million is included in loss/(gain) from discontinued operations) based on the average market value provided by independent appraisers in the second quarter of fiscal 2003.

The Company had followed a valuation methodology designed to align the changes in projected undiscounted cash flows for impaired aircraft with the change in carrying value of such aircraft. Under this methodology, the Company calculated the $36 million impairment charge in the first quarter of fiscal 2003 using the highest portfolio valuation provided by the appraisers and calculated the $287 million impairment charge recorded in the second quarter of fiscal 2003 based on the average of the three appraisal values. The Company has determined that future impairment charges will be based upon the average market appraisal values from independent appraisers. If the average market appraisal values had been used to measure impairment in each of the prior quarters in which impairment was recognized, pre-tax income
(including both continuing and discontinued operations) would have differed as follows:

Change in Pre-tax Income Increase (Decrease)

(dollars in millions)

Quarter ended:

November 30, 2001

$
(70.9
)

February 28, 2002

1.0

May 31, 2002

1.5

August 31, 2002

(71.9
)

November 30, 2002

2.7

February 28, 2003

38.3

May 31, 2003

97.0

Aggregate difference

$
(2.3
)

17.    Discontinued Operations.

In the
third quarter of fiscal 2004, the Company recorded a pre-tax loss of $42 million in its Institutional Securities business related to the writedown of certain aircraft that are subject to a probable sale and, accordingly, have been designated as
“held for sale” in accordance with SFAS No. 144. The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented. The pre-tax (loss)/gain on discontinued operations was
$(42) million and $(40) million in the quarter and nine month period ended August 31, 2004, and $2 million and $(36) million in the quarter and nine month period ended August 31, 2003. Included in these amounts are aircraft impairment charges of $2 million and $16 million in the nine month periods ended August 31, 2004 and 2003, respectively. The nine month period of fiscal 2003 also included a $19 million charge to adjust the carrying value of previously impaired aircraft to market value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Business Combination.

On June 3, 2004, the Company completed the acquisition of Barra, Inc. (“Barra”)
following approval of the previously announced merger agreement by Barra’s shareholders. Barra is a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The combination of
Morgan Stanley Capital International Inc. (“MSCI”), a majority-owned subsidiary of the Company, and Barra will create a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price may be subject to refinement.

At June 3, 2004

(dollars in millions)

Cash and cash equivalents

$
46

Receivables and prepaid expenses

54

Financial instruments owned

169

Office facilities

6

Other assets

10

Amortizable intangible assets

350

Goodwill

314

Total assets acquired

949

Total liabilities assumed

145

Net assets acquired

$
804

The $350 million of acquired
amortizable intangible assets include technology-related assets of $222 million (7 year weighted-average useful life), trademarks of $102 million (21 year weighted-average useful life) and customer relationships of $26 million (11 year weighted-average useful life).

The $314 million of goodwill and $350 million
of amortizable intangible assets are included within the Institutional Securities business segment.

19.    Restatement Relating to Fiscal 2003 Interim Compensation and Benefits Expense.

Subsequent to the issuance of the August 31, 2003 condensed consolidated financial statements, the Company determined the need to adjust the timing of the recognition of expense related to equity-based compensation awards during fiscal 2003 in connection with the Company’s adoption, effective December 1, 2002, of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the
restatement for the three months ended August 31, 2003:

Three Months Ended

August 31, 2003(1)

August 31, 2003

(dollars in millions, except per share data)

(Previously Reported)

(Restated)

Compensation and benefits expense

$
1,940

$
2,287

Total non-interest expenses

$
3,374

$
3,721

  Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption

$
1,875

$
1,528

Provision for income taxes

$
455

$
342

Income from continuing operations

$
1,268

$
1,034

Net income

$
1,269

$
1,035

Earnings per common share:

Basic

$
1.18

$
0.96

Diluted

$
1.15

$
0.94

(1)
The previously reported amounts give effect to the discontinued operations discussed in Note 17 and certain reclassifications to conform to the current year presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (“Morgan
Stanley”) as of August 31, 2004, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2004 and 2003, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2004 and 2003. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

As discussed in Note 19, the August 31, 2003 condensed consolidated financial statements have been restated.

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

October 13, 2004

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional
Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing, including real estate investment vehicles; and aircraft financing activities. The Company’s Individual Investor Group business provides comprehensive financial planning, investment advisory and brokerage services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s financial advisors and investment representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s private equity activities also are included within the Investment Management business segment. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services and includes the operation of Discover Network, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking
Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1 and “Certain Factors Affecting Results of Operations” under “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 (the “Form 10-K/A”).

The Company’s results of operations for the three and nine month periods ended August
31, 2004 and 2003 are discussed below. See Note 19 to the condensed consolidated financial statements for a discussion of the restatement relating to compensation and benefits expense for the quarter ended August 31, 2003. The following discussion reflects the effects of this restatement, which changes the timing of the recognition of equity-based compensation expense during the first three quarters of fiscal 2003. The restatement does not affect either the compensation expense or the net income recognized by the Company for the nine months ended August 31, 2003 and the twelve months ended November 30, 2003.

Results of Operations.

Executive Summary.

Financial Information.

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003(1)

2004(1)

2003(1)

Net revenues (dollars in millions):

Institutional Securities

$
2,776

$
2,792

$
10,227

$
8,608

Individual Investor Group

1,124

1,102

3,544

3,089

Investment Management

692

598

2,024

1,681

Credit Services

897

834

2,734

2,616

Intersegment Eliminations

(64
)

(77
)

(213
)

(224
)

Consolidated net revenues

$
5,425

$
5,249

$
18,316

$
15,770

Income before taxes(2) (dollars in millions):

Institutional Securities

$
682

$
925

$
3,000

$
2,581

Individual Investor Group

22

143

320

311

Investment Management

217

142

596

385

Credit Services

330

287

993

884

Intersegment Eliminations

31

31

89

93

Consolidated income before taxes

$
1,282

$
1,528

$
4,998

$
4,254

Consolidated net income (dollars in millions)

$
837

$
1,035

$
3,286

$
2,773

Basic earnings per common share:

Income from continuing operations

$
0.80

$
0.96

$
3.06

$
2.59

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Basic earnings per common share

$
0.78

$
0.96

$
3.04

$
2.57

Diluted earnings per common share:

Income from continuing operations

$
0.78

$
0.94

$
2.99

$
2.54

Loss from discontinued operations

(0.02
)

—

(0.02
)

(0.02
)

Diluted earnings per common share

$
0.76

$
0.94

$
2.97

$
2.52

Statistical Data.

Return on average common equity

12.3
%

17.8
%

16.6
%

16.3
%

Book value per common share(3)

$
25.00

$
21.79

$
25.00

$
21.79

Effective income tax rate

28.0
%

24.9
%

29.5
%

29.5
%

Consolidated assets under management or supervision (dollars in billions):

Equity

$
224

$
189

$
224

$
189

Fixed income

130

123

130

123

Money market

80

66

80

66

Other(4)

76

55

76

55

Total(5)

$
510

$
433

$
510

$
433

Worldwide employees

52,812

52,205

52,812

52,205

Statistical Data—(Continued).

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Institutional Securities:

Mergers and acquisitions completed transactions (dollars in billions)(6):

Global market volume

$
135.4

$
36.1

$
283.5

$
131.7

Rank

2

6

2

3

Market share

32.2
%

13.9
%

31.7
%

18.9
%

Mergers and acquisitions announced transactions (dollars in billions)(6):

Global market volume

$
79.4

$
62.4

$
261.9

$
113.1

Rank

4

3

4

5

Market share

20.3
%

21.9
%

24.4
%

15.4
%

Global equity and equity-linked issues (dollars in billions)(6):

Global market volume

$
9.4

$
8.4

$
38.1

$
22.4

Rank

2

6

1

3

Market share

9.4
%

7.3
%

12.2
%

10.3
%

Global fixed income issues (dollars in billions)(6):

Global market volume

$
86.9

$
88.6

$
251.0

$
242.5

Rank

2

3

2

3

Market share

7.6
%

7.8
%

7.3
%

7.2
%

Individual Investor Group:

Global financial advisors

10,785

11,326

10,785

11,326

Total client assets (dollars in billions)

$
576

$
544

$
576

$
544

Fee-based assets as a percentage of total client assets

25
%

22
%

25
%

22
%

Investment Management:

Assets under management or supervision (dollars in billions)

$
394

$
345

$
394

$
345

Percent of fund assets in top half of Lipper rankings(7)

60
%

62
%

60
%

62
%

Credit Services (dollars in millions, unless otherwise noted)(8):

Period-end credit card loans—Owned

$
18,471

$
18,106

$
18,471

$
18,106

Period-end credit card loans—Managed

$
47,126

$
49,965

$
47,126

$
49,965

Average credit card loans—Owned

$
17,787

$
18,600

$
17,287

$
19,991

Average credit card loans—Managed

$
46,873

$
50,663

$
47,485

$
51,537

Net principal charge-off rate—Owned

5.36
%

6.26
%

5.72
%

5.90
%

Net principal charge-off rate—Managed

5.76
%

6.90
%

6.19
%

6.52
%

Transaction volume (dollars in billions)

$
25.4

$
24.8

$
73.9

$
74.8

(1)
Certain prior-period information has been reclassified to conform to the current year’s presentation.

(2)
Represents income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations.

(3)
Book value per common share equals shareholders’ equity of $27,420 million at August 31, 2004 and $23,707 million at August 31, 2003, divided by common shares outstanding of
1,097 million at August 31, 2004 and 1,088 million at August 31, 2003.

(4)
Amounts include alternative investment vehicles.

(5)
Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.

(6)
Source: Thomson Financial, data as of September 13, 2004—The data for the three months ended August 31 is for the periods from June 1 to August 31, 2004 and June 1 to
August 31, 2003, respectively. The data for the nine months ended August 31 is for the periods from January 1 to August 31, 2004 and January 1 to August 31, 2003, respectively, as Thomson Financial presents this data on a calendar year basis.

(7)
Source: Lipper, one-year performance as of August 31, 2004 and 2003, respectively.

(8)
Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit
Services—Managed General Purpose Credit Card Loan Data” herein.

Third Quarter 2004 Performance.

Company Results.    The Company recorded net income of $837 million for the quarter ended August 31, 2004, a decrease of $198 million, or 19%, from the third quarter of fiscal 2003. Diluted earnings per share were $0.76 compared with $0.94 in the third quarter of fiscal 2003. The annualized return on average common equity was 12.3% in the current quarter, as compared with 17.8% in the third quarter of fiscal 2003. Net revenues (total revenues less interest expense and the provision for loan losses) of $5.4 billion were 3% higher than last year’s third quarter. Total non-interest expenses were
$4.1 billion in the third quarter, an increase of 11% from the prior year.

The
Company recorded a pre-tax loss of $42 million in the current quarter related to the markdown of certain aircraft that are subject to a probable sale and, accordingly, have been designated as “held for sale.” The revenues and expenses associated with these aircraft have been classified as “discontinued operations” for all periods presented (see “Discontinued Operations” herein).

Losses from unconsolidated investees were $77 million in the quarter ended August 31, 2004, as compared with $105 million in the prior year.
These losses were more than offset by tax credits of $88 million in the quarter ended August 31, 2004 and $114 million in the quarter ended August 31, 2003 and tax benefits on the losses of $31 million in the quarter ended August 31, 2004 and $43 million in the quarter ended August 31, 2003.

The Company’s effective tax
rate was 28.0% for the quarter ended August 31, 2004 as compared with 28.9% for the second quarter of fiscal 2004 (which brings the effective tax rate for the nine months ended August 31, 2004 to 29.5%). The decrease reflects the current forecast of lower tax rates attributable to non-U.S. earnings, which more than offset lower than expected domestic tax credits.

For the first nine months of fiscal 2004, net income was $3,286 million, an 18% increase over $2,773 million a year ago. Diluted earnings per share were $2.97, up 18%
from a year ago. Net revenues in the nine month period rose 16% to $18.3 billion and non-interest expenses increased 16% to $13.3 billion. The annualized return on average common equity for the nine month period was 16.6% compared with 16.3% last year.

Institutional Securities.    The
Company’s Institutional Securities business recorded income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations of
$682 million in the third quarter of fiscal 2004, a decrease of 26% from last year’s third quarter, largely driven by higher non-interest expenses. Net revenues decreased 1% to $2.8 billion, reflecting a decline in fixed income sales and trading revenues, largely offset by improved results in advisory and underwriting activities, and higher equity sales and trading revenues.

In investment banking, total underwriting revenues rose 3% to $401 million from last year’s third quarter. Equity underwriting revenues rose 9%, reflecting the
Company’s increased volume of activity. Fixed income underwriting revenues declined 2%. Advisory revenues were $310 million, a 138% increase from last year’s third quarter, reflecting significant improvement in the Company’s market share in completed merger, acquisition and restructuring transactions. During the quarter, the Company generally maintained or improved its investment banking rankings and market share (see “Executive Summary—Statistical Data”
herein).

Fixed income sales and trading revenues were $1.2 billion, a 19%
decrease from the third quarter of fiscal 2003. Lower revenues from interest rate and currency products contributed to the decrease. Mixed U.S. economic data coupled with higher global energy prices and concerns about the strength of economic growth resulted in market conditions that the Company was not correctly positioned for, which led to lower trading results. Revenues from credit products and commodities were slightly lower than last year’s third quarter. Equity sales and trading net revenues increased 6% from last year to $883 million, reflecting higher revenues from the Company’s prime brokerage business. Revenues from other equity sales and trading activities were impacted by continuing low levels of market volatility, which reduced trading opportunities. The Company’s Aggregate Trading Value-at-Risk averaged $79 million in the current quarter compared with $54 million in the third quarter of last year, and

$72 million in the second quarter of fiscal 2004 (see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Market
Risk”).

Non-interest expenses rose 12% from last year’s third
quarter to $2.1 billion. Higher levels of business activity resulted in increases in the professional services and other expense categories. Expected costs related to legal and regulatory matters increased to approximately $50 million, driven by a failure to deliver certain prospectuses pursuant to regulatory requirements (see “Other Matters — Institutional Securities and Individual Investor Group” herein).

Individual Investor Group.    The Individual Investor Group recorded pre-tax income of $22 million in the third quarter of fiscal 2004, an 85% decline from last year’s third quarter. The decline in earnings resulted from higher non-interest expenses, partially offset by a modest increase in net revenues. Total net revenues rose 2% from a year ago to $1.1 billion, driven by a 28% increase in asset management, distribution and administration fees, reflecting higher client asset levels in fee-based accounts. This increase was largely offset by declines of 12% in commissions and 25% in principal transaction trading revenues, the latter resulting from lower sales of fixed income products. Non-interest expenses increased 15% from a year ago to $1.1 billion. Legal and regulatory expenses increased approximately $70 million, primarily driven by expected costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements (see “Other Matters — Institutional Securities and Individual Investor Group” herein).

Total client assets were $576 billion, a 6% increase from last year’s third quarter.
Client assets in fee-based accounts rose 20% to $146 billion over the past twelve months and increased as a percentage of total client assets to 25% from 22% over the same period. At quarter-end, the number of global financial advisors was 10,785, a decrease of 541 over the past year.

Investment
Management.    Investment Management pre-tax income rose 53% from last year’s third quarter to $217 million. Net revenues increased 16% to $692 million, reflecting an increase in average assets under management. In addition, principal transaction investment revenues increased to $90 million from $10 million in the prior year, reflecting higher investment gains in Private Equity. Non-interest expenses increased 4% to $475 million on higher compensation expenses reflecting the increase in net revenues. Assets under management within Investment Management were $394 billion, $49 billion above the third quarter of last year. The increase resulted from both market appreciation and positive net flows. At quarter-end, the percent of the Company’s fund assets performing in the top half of the Lipper rankings was 60% over one year, 70% over three years and 76% over five years.

Credit Services.    Credit Services recorded pre-tax income of $330 million, an increase of 15% from last year’s third quarter. The increase on a managed basis was driven by a lower provision for loan losses, due in part to improved credit quality, partially offset by lower merchant and cardmember fees and higher non-interest expenses driven by an increase in marketing expenditures. Managed credit card loans of $47.1 billion at quarter end were 6% lower than a year ago. The managed credit card net charge-off rate for the third quarter was 5.76%, 114 basis points below a year ago and its lowest level in more than three years. The decrease reflects the effect of the Company’s credit and collection initiatives and the stabilization of personal bankruptcy filings. The managed credit card over-30-day delinquency rate was 4.81%, a decrease of 124 basis points from the third quarter of 2003 and the lowest level in nearly ten years. The managed credit card over-90-day delinquency rate was 2.22%, 69 basis points lower than a year ago and the lowest level since the third quarter of fiscal 2000.

Business Outlook.

Entering the fourth quarter of fiscal 2004, investors remain concerned about the pace of global economic growth, corporate profits, investor and consumer confidence levels, higher oil prices, the U.S. Presidential election and high levels of geopolitical risk. To the extent that these factors remain in place through the remainder of the year, the Company’s operating results are likely to be negatively affected.

Global Market and Economic Conditions in the Quarter and Nine Month Period Ended August 31, 2004.

In the U.S., the strong rate of economic expansion that began during the second half of 2003 slowed in the third quarter of fiscal 2004. Major equity market indices declined during the quarter as higher energy prices, concern over continued turmoil in Iraq and global geopolitical tension depressed market sentiment and activity. Consumer confidence was mixed, reflecting conflicting economic news. These factors exacerbated the lower level of business activity that typically occurs during the summer months in the financial markets. Job creation continued in the third quarter of fiscal
2004, although at a slower pace than the previous fiscal quarter. The unemployment rate declined to 5.4%, its lowest level since September 2001. In response to indications of inflationary pressures, the Federal Reserve Board (the “Fed”)
raised both the overnight lending rate and the discount rate by 0.50% during the quarter and nine month period ended August 31, 2004. Subsequent to quarter end, on September 21, 2004, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, the recovery of economic activity
continued. The European Central Bank left the benchmark interest rate unchanged during the quarter. In the U.K., the labor market continued to strengthen and business investment continued to grow. There were, however, some indications of a slowdown in the housing market. During the quarter and nine month period ended August 31, 2004, the Bank of England raised the benchmark interest rate by 0.50% and 1.00%, respectively.

In Japan, the economic recovery continued primarily driven by higher exports, consumer spending and production. The pace of Japan’s recovery may weaken during the remainder of the year as a result of slowing global economic activity. In China, there are signs that the growth rate may be slowing, though the pace of expansion nevertheless remains rapid. Economies elsewhere in Asia also improved.

Other Matters.

Institutional Securities and Individual Investor Group.

In September 2004, the Company announced that it had reached an agreement in principle with the New York Stock Exchange (the “NYSE”) relating to the Company’s failure to comply with certain prospectus delivery requirements, operational deficiencies, employee defalcations (including the Carlos Soto matter) and other matters.
The settlement will include a fine of $19 million. Negotiations with the NYSE about the details of the settlement have not concluded, and no assurance can be given that a resolution will be achieved.

In connection with the prospectus delivery matter, the Company agreed to offer rescission to certain customers who failed to receive prospectuses. The Company expects to complete this offer in its fourth fiscal quarter. The Company anticipates it will have future cash requirements to repurchase securities in connection with the rescission offer, but does not believe any such requirements will have a material impact on its daily financing activities. The Company intends to resell any such securities repurchased or to close out any related short trading positions maintained by the
Company.

In the quarter ended August 31, 2004, the Company recorded aggregate expected costs related to the prospectus delivery matter of approximately $95 million in the Institutional Securities (see page 46) and Individual Investor Group (see page 48) business segments. This amount represents the Company’s best estimate of costs associated with the prospectus delivery matter, including the expected NYSE fine described above. The number of customers who will tender securities into the Company’s rescission offer is currently not certain and depends on a number of factors, including the market price of a security subject to rescission and a customer’s personal financial goals and objectives. If all customers choose to tender, which the Company does not believe is probable, the Company expects that the actual costs associated with the prospectus delivery matter should not exceed $150 million.

Credit Services.

On October 4, 2004, the U.S. Supreme Court rejected an appeal by Visa and MasterCard in U.S. v. Visa/MasterCard. The trial and appellate courts found that the
Visa and MasterCard rules and policies that prevented virtually all U.S. financial institutions from doing business with competing networks violated the antitrust laws. Now that these rules have been struck down as illegal, financial institutions are able to partner with Discover to issue credit and debit cards on the Discover Network. Following this decision, Discover filed a lawsuit in federal court in New York seeking damages for harm caused by the anti-competitive rules.

Business Acquisition.

On June 3, 2004, the Company completed the acquisition of Barra, Inc. (“Barra”) following approval of the previously announced merger agreement by Barra’s shareholders. Barra is a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The combination of Morgan Stanley Capital International Inc.
(“MSCI”), a majority-owned subsidiary of the Company, and Barra will create a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the
Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million. The Company recorded goodwill and other intangible assets totaling $664 million in connection with the acquisition. The allocation of the purchase price may be subject to refinement (see Note 18 to the condensed consolidated financial statements).

Discontinued Operations.

As described in Note 17 to the condensed consolidated financial statements, in the third quarter of fiscal 2004, the Company recorded a pre-tax loss of $42 million in its
Institutional Securities business related to the writedown of certain aircraft that are subject to a probable sale and, accordingly, have been designated as “held for sale” in accordance with Statement of Financial Accounting
Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented. The pre-tax (loss)/gain on discontinued operations was $(42) million and $(40) million in the quarter and nine month period ended August 31, 2004 and $2 million and $(36) million in the quarter and nine month period ended August 31, 2003. Included in these amounts are aircraft impairment charges of $2 million and $16 million in the nine month periods ended August 31, 2004 and 2003, respectively. The nine month period of fiscal 2003 also included a $19 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). The Company may sell additional aircraft from time to time.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in major countries such as Japan and the
United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change to the reserve. The resolution of tax matters could have an impact on the Company’s effective tax rate.

Business Segments.

The remainder of Results of Operations is presented on a business segment basis before discontinued operations. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to their respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an
“Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents, among other things, the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s financial advisors. Income before taxes in Intersegment Eliminations was $31 million in both quarters ended August 31, 2004 and 2003, and $89 million and $93 million in the nine month periods ended August 31, 2004 and 2003, respectively.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

(dollars in millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Revenues:

Investment banking

$
711

$
518

$
2,341

$
1,480

Principal transactions:

Trading

565

1,644

4,179

4,705

Investments

38

31

190

65

Commissions

462

441

1,494

1,279

Asset management, distribution and administration fees

36

24

102

69

Interest and dividends

4,831

3,231

11,207

9,256

Other

137

58

269

194

Total revenues

6,780

5,947

19,782

17,048

Interest expense

4,004

3,155

9,555

8,440

Net revenues

2,776

2,792

10,227

8,608

Non-interest expenses

2,094

1,867

7,227

6,027

  Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations

682

925

3,000

2,581

Losses from unconsolidated investees

77

105

251

175

Dividends on preferred securities subject to mandatory redemption

—

47

45

109

Income before taxes and discontinued operations

$
605

$
773

$
2,704

$
2,297

Institutional Securities recorded net
revenues of $2,776 million and $10,227 million in the quarter and nine month period ended August 31, 2004, a decrease of 1% and an increase of 19%, respectively, from the comparable periods of fiscal 2003. Income before taxes and discontinued
operations for the quarter and nine month period ended August 31, 2004 was $605 million and $2,704 million, a decrease of 22% and an increase of 18%, respectively, from the comparable periods of fiscal 2003. The decrease in net revenues in the quarter was primarily due to lower sales and trading revenues partially offset by higher investment banking and other revenues. The increase in net revenues in the nine month period primarily reflected higher revenues from investment banking and sales and trading activities. The decrease in income before taxes and discontinued operations for the quarter was largely driven by higher non-interest expenses. The increase in income before taxes and discontinued operations in the nine month period primarily reflected higher net revenues, partially offset by higher non-interest expenses, including higher compensation and benefits expense and costs associated with certain legal and regulatory matters.

Investment Banking.    Investment banking revenues
increased 37% in the quarter ended August 31, 2004, primarily reflecting higher revenues from merger, acquisition and restructuring activities and from equity underwriting transactions.

Revenues from merger, acquisition and restructuring activities were $310 million in the quarter ended August 31, 2004, an increase of 138%
from the comparable period of fiscal 2003. The increase reflected higher merger, acquisition and restructuring transaction activity across several sectors, particularly in healthcare, financial services, retail and technology. The Company’s volume of completed transactions more than doubled as compared with the prior year period.

Underwriting revenues were $401 million, an increase of 3% from the comparable period of fiscal 2003.

Equity underwriting revenues were $200 million, an increase of 9% from the comparable prior year period. The increase reflected higher industry-wide new issuance volume, primarily in Europe and Asia. The increases in the Company’s volume of global equity offerings in the quarter ended August 31, 2004 included several sectors, such as financial services, media and telecommunications, and healthcare.

Fixed income underwriting revenues
were $201 million, a decrease of 2%, reflecting lower revenues from global corporate issuances. The reduction in new issue volume was partially attributable to issuers’ concern about a higher interest rate environment.

The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions are subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction at the current time. The backlog for merger, acquisition and restructuring transactions and equity underwriting transactions increased from the second quarter of fiscal 2004, while the backlog of fixed income underwriting transactions declined.

Investment banking revenues in the nine month period ended August 31, 2004 increased 58% from the comparable period of fiscal 2003. The increase reflected stronger performance in all investment banking businesses.

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

Principal transaction trading revenues in the nine month periods ended August 31, 2004 and August 31, 2003 include changes in the fair value of embedded derivatives in the Company’s structured borrowings. Prior to the second quarter of fiscal 2004, such amounts were included in interest expense (see Note 5 to the condensed consolidated financial statements). In the quarter and nine month period ended August 31, 2003, principal transaction trading revenues included $287 million and $44 million that were previously recorded as increases to interest expense. These reclassifications had no impact on net revenues.

Sales and trading revenues include the following:

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(dollars in millions)

Equities

$
883

$
830

$
3,101

$
2,672

Fixed income(1)

$
1,186

$
1,462

$
4,665

$
4,379

(1)
Amounts include interest rate and currency products, credit products and commodities.

Total sales and trading revenues decreased 14% in the quarter ended August 31, 2004 from the comparable period of fiscal 2003, reflecting lower revenues from fixed income products, partially offset by higher revenues from equity products.

Equity sales and trading revenues increased 6% in the quarter ended August 31, 2004. The increase was primarily driven by higher revenues in the prime brokerage business. The increase in prime brokerage revenues was primarily due to higher customer balances. The quarter’s revenues from other equity sales and trading activities were negatively impacted by continuing low levels of market volatility, which reduced trading opportunities.

Fixed income sales and trading revenues decreased 19% in the quarter ended August 31, 2004. Mixed U.S. economic data coupled with higher global energy prices and concerns about the strength of economic growth resulted in market conditions that the Company was not correctly positioned for, which led to lower trading results. Interest rate and currency product revenues decreased approximately 36% primarily due to lower trading results and lower customer volumes. Commodities had another strong quarter, although slightly lower (approximately 10%) than last year, as tight oil supplies, concerns about production disruptions and growing demand drove energy prices higher. Credit product revenues decreased approximately 4%, reflecting modestly lower revenues from investment grade products due to lower new issue volume and related concerns about a rising interest rate environment. This decrease was partially offset by increased revenues from securitized products and global high yield fixed income securities.

Total sales and trading revenues increased 8% in the nine month period ended August 31, 2004 from the comparable period of fiscal 2003, reflecting higher equity and fixed income sales and trading revenues. Equity sales and trading revenues increased 16% in the nine month period ended August 31, 2004, driven by higher revenues in the prime brokerage and cash products businesses. The prime brokerage business experienced significant increases in customer balances that contributed to higher revenues. The cash products business benefited from higher market volumes and increased inflows to U.S. equity mutual funds. Fixed income sales and trading increased 7% in the nine month period ended August 31, 2004, driven by higher revenues from credit products, interest rate and currency products and commodities. Higher revenues from interest rate and currency products were driven by improved results in derivatives and foreign exchange products. Credit product revenues, including securitized products and global high yield fixed income securities, benefited from increased securitization flows and strong customer volumes.
Revenues from commodities products reflected higher revenues from electricity and oil products as tight supply and rising demand drove prices and volatilities higher.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as corporate lending activities. In the quarter ended August 31, 2004, revenues associated with corporate lending activities decreased by approximately $20 million due to mark-to-market valuations associated with new loans made during the period. In the nine month period ended August 31, 2004, revenues associated with corporate lending activities increased by approximately $60 million, reflecting growth in the loan portfolio and improved conditions in the credit market.

Principal
Transactions—Investments.    Principal transaction net investment revenue increased $7 million and $125 million in the quarter and nine month period ended August 31, 2004. The increase in the nine month period was primarily related to gains associated with real estate and principal investment activities, including a gain on the sale of an investment in TradeWeb, an electronic trading platform.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and
administration fees increased 50% and 48% in the quarter and nine month period ended August 31, 2004 due to higher fees associated with real estate investment and advisory activities, primarily due to the acquisition of a majority of the U.S. real estate equity investment management business of Lend Lease Corporation in November 2003.

Other.    Other revenues increased 136% and 39% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. The increases were primarily attributable to Barra, which was acquired on June 3, 2004, as well as higher revenues from the aircraft financing business. During the quarter ended August 31, 2004, the Company received cash proceeds of approximately $80 million from the sale of a bankruptcy claim to an investor group, which is the indirect principal shareholder of the bankrupt airline. The Company had previously filed a claim in bankruptcy court for unsecured damages associated with certain leases with a now-bankrupt airline, which were amended or rejected in the bankruptcy process. During the quarter ended August 31, 2004, the Company assigned all of its rights and obligations under the bankruptcy claim to the investor group and collected proceeds from the investor group of approximately $80 million in connection with such sale. The Company recognized a gain of $13 million associated with the terminated lease. In addition, $67 million is recognized as deferred lease income, which will be recognized over the remaining life of the amended leases.

Non-Interest Expenses.    Non-interest expenses increased 12% and 20% in the quarter and the nine month period ended August 31, 2004. Compensation and benefits expense increased 24% in the nine month period, due to higher incentive-based compensation accruals. Excluding compensation and benefits expense, non-interest expenses increased 35% and 13% in the quarter and nine month period ended August 31, 2004. Occupancy and equipment increased 41%
and 24% from the prior year periods primarily due to higher rental costs, primarily in North America and London. Brokerage, clearing and exchange fees increased 16% and 20% in the quarter and nine month period, primarily reflecting increased trading activity. Professional services expense increased 72% and 48% for the quarter and nine month period, primarily due to higher consulting, legal and employee recruitment costs. Other expenses increased 31% in the quarter and decreased 14% in the nine month period. The increase from the third quarter of fiscal 2003 was primarily attributable to expenses of approximately $50 million related to legal and regulatory matters, driven by a failure to deliver certain prospectuses pursuant to regulatory requirements (see “Other Matters” herein). The decrease in the nine month period ended August 31, 2004 primarily reflected a lower aircraft impairment charge of $107 million in fiscal 2004 as compared with $271 million in the comparable period of fiscal 2003. The nine month period of fiscal 2003 also included a $17 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 16 to the condensed consolidated financial statements). The decrease in other expenses in the nine month period was partially offset by legal accruals of approximately $50 million in the third quarter of fiscal 2004 (see “Other Matters — Institutional Securities and Individual Investor Group”
herein) and approximately $110 million in the second quarter of fiscal 2004 related to the Parmalat Matter and IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K/A and Part II, Item 1 of this
Report and the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended May 31, 2004 and February 29, 2004).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

(dollars in millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Revenues:

Investment banking

$
64

$
79

$
223

$
225

Principal transactions:

Trading

130

174

412

495

Investments

(3
)

(3
)

(3
)

4

Commissions

315

356

1,099

946

Asset management, distribution and administration fees

514

403

1,497

1,159

Interest and dividends

103

93

291

274

Other

45

37

137

100

Total revenues

1,168

1,139

3,656

3,203

Interest expense

44

37

112

114

Net revenues

1,124

1,102

3,544

3,089

Non-interest expenses

1,102

959

3,224

2,778

Income before taxes

$
22

$
143

$
320

$
311

Individual Investor Group net revenues
were $1,124 million and $3,544 million in the quarter and nine month period ended August 31, 2004, an increase of 2% and 15% from the comparable periods of fiscal 2003. Individual Investor Group income before taxes was $22 million and $320 million in the quarter and nine month period ended August 31, 2004, a decrease of 85% and an increase of 3% from the comparable periods of fiscal 2003. The increase in net revenues in both periods was primarily attributable to higher asset management, distribution and administration fees, partially offset by lower principal transaction trading revenues. The increase in the nine month period also reflected an increase in commission revenues. The decrease in income before taxes in the quarter was primarily due to higher non-interest expenses, including higher costs associated with legal and regulatory matters. The increase in income before taxes in the nine month period was primarily due to higher net revenues, partially offset by higher non-interest expenses.

Client assets were $576 billion at August 31, 2004, an
increase of 6% from August 31, 2003.

Investment
Banking.    Investment banking revenues decreased 19% and 1% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. The decrease in both periods was primarily due to lower revenues from equity underwriting transactions. The decrease in the quarter also reflected lower revenues from Unit Investment Trust sales. The decrease in the nine month period was partially offset by higher revenues from Unit Investment Trust sales.

Principal Transactions.    Principal
transaction trading revenues decreased 25% and 17% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. Both periods of fiscal 2004 included lower revenues from fixed income products, reflecting lower customer transaction activity in corporate, government and municipal fixed income securities.

Commissions.    Commission revenues decreased 12% in the quarter and increased 16% in the nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. The decrease in the quarter was due to lower sales of equity products as individual investor participation in the U.S. equity markets slowed. The increase in the nine month period was due to higher customer trading volumes as compared with the nine months ended August 31, 2003.

Net Interest.    Net interest revenues increased 5% and 12% in the quarter and nine month periods ended August 31, 2004 from the comparable periods of fiscal 2003. The increase in both periods was primarily due to higher net interest revenues from brokerage services provided to individual customers as a result of an increase in the level of customer margin loans.

Asset Management, Distribution and
Administration Fees.    Asset management, distribution and administration fees increased 28% and 29% in the quarter and nine month periods ended August 31, 2004 from the comparable periods of fiscal 2003. An increase in client asset balances as compared with the prior periods resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed and Morgan Stanley ChoiceSM accounts. The increase in client asset balances was primarily due to market appreciation, reflecting improvement in the global financial markets. Client assets in fee-based accounts rose 20% to $146 billion during the period from September 1, 2003 to August 31, 2004 and increased as a percentage of total client assets to 25% from 22%.

Other.    Other revenues increased 22% and 37% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003, primarily due to higher revenues from customer service and account fees.

Non-Interest Expenses.    Non-interest expenses increased 15% and 16% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. Compensation and benefits expense increased 11% in the nine month period ended August 31, 2004. The increase in the nine month period reflected higher incentive-based compensation accruals due to higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 42% in the quarter and 27% in the nine month period. Professional services expense increased 52% and 57% in the quarter and nine month period largely due to higher sub-advisory fees related to the Investment Consulting Services business, as well as higher consulting and legal fees. Marketing and business development expense increased 75% and 41% in the quarter and nine month period, primarily reflecting an increase in brand advertising. Other expenses increased 126% and 84% in the quarter and nine month period, primarily resulting from an increase of approximately $70 million in legal and regulatory expenses that included, among other things, the expected costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements (see “Other Matters — Institutional Securities and Individual Investor Group” herein).

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

(dollars in millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Revenues:

Investment banking

$
8

$
11

$
31

$
28

Principal transactions:

Investments

90

10

158

6

Commissions

8

7

24

14

Asset management, distribution and administration fees

578

567

1,788

1,618

Interest and dividends

3

(2
)

6

—

Other

7

5

22

20

Total revenues

694

598

2,029

1,686

Interest expense

2

—

5

5

Net revenues

692

598

2,024

1,681

Non-interest expenses

475

456

1,428

1,296

Income before taxes

$
217

$
142

$
596

$
385

Investment Management net revenues
were $692 million and $2,024 million for the quarter and nine month period ended August 31, 2004, an increase of 16% and 20% from the comparable periods of fiscal 2003. Investment Management income before taxes was $217 million and $596 million for the quarter and nine month period ended August 31, 2004, an increase of 53% and 55% from the comparable periods of fiscal 2003. The increase in net revenues in both periods primarily reflected higher principal transaction investment revenues and asset management, distribution and administration fees. The increase in income before taxes in both periods was primarily due to higher net revenues, partially offset by an increase in non-interest expenses, including higher compensation and benefits expense.

During the third quarter of fiscal 2004, a team of
investment professionals from the private equity business established an independent private equity firm that will manage, through a long-term sub-advisory role, the Morgan Stanley Capital Partners (“MSCP”) funds. The Company will continue as general partner for the MSCP funds and retain its limited partner interests. The Company will operate its other existing principal and real estate investment vehicles (that are included in the Investment Management and Institutional Securities
business segments) as before and will actively pursue additional principal investing opportunities for its clients.

Investment Banking.    Investment banking revenues decreased 27% in the quarter and increased 11% in the nine month period ended August
31, 2004 from the comparable periods of fiscal 2003. The decrease in the quarter reflected lower fees related to Unit Investment Trust sales. The increase in the nine month period was primarily due to a higher volume of Unit Investment Trust sales.

Principal
Transactions—Investments.    Principal transaction net investment gains aggregating $90 million and $158 million were recognized in the quarter and nine month period ended August 31, 2004 as compared with net gains of $10 million and $6 million in the quarter and nine month period ended August 31, 2003. The increases in both periods were primarily related to higher net gains on certain investments in the Company’s private equity portfolio (including
Vanguard Health Systems, Inc.) as compared with the prior year periods.

Commissions.    Commission revenues increased 14% and 71% in the quarter and nine month period ended August 31, 2004. The increase in both periods reflected an increase in commissionable sales of certain fund products.

Asset Management, Distribution and Administration Fees.    Investment Management’s period end and average customer assets under management or supervision were as follows:

At August 31, 2004

At August 31, 2003

Average For the Three Months Ended

Average For the Nine Months Ended

August 31, 2004

August 31, 2003

August 31, 2004

August 31, 2003

(dollars in billions)

Assets under management or supervision by distribution channel:

Retail

$
194

$
190

$
195

$
188

$
198

$
184

Institutional

200

155

193

153

184

149

Total

$
394

$
345

$
388

$
341

$
382

$
333

Assets under management or supervision by asset class:

Equity

$
179

$
153

$
180

$
147

$
181

$
136

Fixed income

116

111

115

114

115

117

Money market

76

63

70

63

65

64

Other(1)

23

18

23

17

21

16

Total

$
394

$
345

$
388

$
341

$
382

$
333

(1)
Amounts include alternative investment vehicles.

Asset management, distribution and administration fees increased 2% and 11% in the quarter and nine month period, reflecting higher fund management and administration fees associated with a 14% and 15% increase in average assets under management or supervision. The increase in the quarter was partially offset by lower performance fees and a shift in mix to lower fee-earning products. The increase in the nine month period reflected a more favorable average asset mix, including a greater percentage of equity assets under management.

As of August 31, 2004, customer assets under management or supervision increased $49 billion from August 31, 2003. The increase was primarily due to market appreciation, reflecting improvement in the global equity markets as compared with the prior year period. Net flows into institutional products were positive for the third consecutive quarter, led by the Morgan Stanley Institutional Liquidity Funds and
alternative investment products.

Non-Interest
Expenses.    Non-interest expenses increased 4% and 10% in the quarter and nine month period ended August 31, 2004. Compensation and benefits expense increased 26% and 34% in the quarter and nine month period, principally reflecting higher incentive-based compensation accruals due to higher net revenues. Excluding compensation and benefits expense, non-interest expenses decreased 7% and 1% in the quarter and nine month period ended August 31, 2004. Professional services expenses increased 41% in the nine month period, primarily reflecting an increase in sub-advisory, consulting and legal fees. Marketing and business development expenses decreased 22% in the nine month period, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 11% and 7% in the quarter and nine month period, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-end funds.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

(dollars in millions)

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

Fees:

Merchant and cardmember

$
349

$
340

$
992

$
1,042

Servicing

459

462

1,516

1,532

Other

(5
)

18

16

20

Total non-interest revenues

803

820

2,524

2,594

Interest revenue

496

515

1,411

1,604

Interest expense

162

191

499

627

Net interest income

334

324

912

977

Provision for consumer loan losses

240

310

702

955

Net credit income

94

14

210

22

Net revenues

897

834

2,734

2,616

Non-interest expenses

567

547

1,741

1,732

Income before taxes

$
330

$
287

$
993

$
884

Credit Services net revenues were $897
million and $2,734 million in the quarter and nine month period ended August 31, 2004, an increase of 8% and 5% from the comparable periods of fiscal 2003. Income before taxes was $330 million and $993 million in the quarter and nine month period ended August 31, 2004, an increase of 15% and 12% from the comparable periods of fiscal 2003. The increase in net revenues for both periods was primarily due to a lower provision for consumer loan losses, partially offset by lower non-interest revenues. The increase in net revenues in the nine month period was also partially offset by lower net interest income. The increase in income before taxes in both periods primarily reflected higher net revenues.

Merchant and Cardmember Fees.    Merchant and cardmember
fees increased 3% in the quarter primarily due to higher merchant discount revenue and balance transfer fees, partially offset by lower late payment and overlimit fees. Merchant and cardmember fees decreased 5% in the nine month period due to lower late payment and overlimit fees and higher cardmember rewards, net of estimated future forfeitures, partially offset by higher balance transfer fees and merchant discount revenues. The decline in late payment and overlimit fees in both periods reflected fewer late fee occurrences and a decline in overlimit accounts, partially offset by lower charge-offs. Late fee occurrences were lower primarily due to a decline in the over 30-day delinquency rates from 5.28% at August 31, 2003 to 4.35%
at August 31, 2004. The increase in net cardmember rewards reflected increased sales volume and the impact of promotional programs. Balance transfer fees increased in the quarter and nine month periods as a result of the Company’s continued
focus on improving balance transfer profitability. The increase in merchant discount revenue in both periods was due to an increase in sales volume.

The Company has modified its overlimit fee policies on accounts meeting specific criteria, and will continue to review the criteria under which cardmembers who exceed their credit limit are charged an overlimit fee. These modifications will result in lower cardmember fee revenue in future periods, which is expected to be partially offset by lower net charge-offs.

Servicing Fees.

The table below presents the components of servicing fees:

Three Months Ended August 31,

Nine Months Ended August 31,

2004

2003

2004

2003

(dollars in millions)

Merchant and cardmember fees

$
150

$
183

$
493

$
552

Other revenue

(5
)

1

25

88

Total non-interest revenues

145

184

518

640

Interest revenue

926

1,061

2,985

3,144

Interest expense

175

200

525

615

Net interest income

751

861

2,460

2,529

Provision for consumer loan losses

437

583

1,462

1,637

Net credit income

314

278

998

892

Servicing fees

$
459

$
462

$
1,516

$
1,532

Servicing fees decreased 1% in the
quarter and nine month period ended August 31, 2004 reflecting lower cardmember fees and net interest cash flows partially offset by a lower provision for consumer loan losses. Cardmember fees were lower due to lower late payment and overlimit fees, partially offset by higher balance transfer fees and lower fee net charge-offs. The decrease in net interest cash flows in both periods was largely attributable to a lower level of average securitized general purpose credit card loans. The decrease in the nine month period ended August 31, 2004 was offset in part by a lower interest rate environment, including the favorable impact of maturing fixed rate securitizations and higher levels of lower cost floating rate securitizations. The decrease in the provision for consumer loan losses in both periods was attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio. The decrease in the Other revenue component of servicing fees in the nine month period ended August 31, 2004 was attributable to lower levels of general purpose credit card and mortgage loan securitization transactions, partially offset by higher revenue associated with mortgage whole loan sales as compared with the nine month period in fiscal 2003.

The Company did not complete any general purpose credit card asset securitization transactions during the third quarters of fiscal 2004 and fiscal 2003. The Company completed general purpose credit card asset securitizations of $1.9 billion in the nine month period ended August 31, 2004 and $5.7 billion in the comparable period of fiscal 2003. The credit card asset securitization transactions completed in the nine month period ended August 31, 2004 have expected maturities ranging from approximately five to seven years from the date of issuance. The Company did not complete any mortgage loan securitization transactions in the fiscal 2004 periods or the third quarter of fiscal 2003. The Company completed mortgage loan securitization transactions of $0.8 billion during the nine month period of fiscal 2003. The Company also received net proceeds from mortgage whole loan sales of $0.7 billion and $3.3 billion in the quarter and nine month period ended August 31, 2004 and $1.2 billion and $3.5 billion in the quarter and nine month period ended August 31, 2003.

Net Interest Income.    Net interest income increased 3% in the quarter and decreased 7% in the nine month period ended August 31,
2004. In the quarter, a decline in interest revenue was more than offset by a decline in interest expense. In the nine month period, the decline in interest revenue was partially offset by lower interest expense. In both fiscal 2004 periods, the decline in interest revenue was primarily due to a decrease in average general purpose credit card loans partially offset by a higher average yield. The decrease in average general purpose credit card loans in the quarter was primarily due to higher payment rates while the decrease in the nine month period was primarily due to higher payment rates and a lower level of balance transfer volume. The higher yield on general purpose credit card loans in both periods was partly due to a decline in interest charge offs. The higher yield in the nine month period also reflected a lower percentage of loan balances subject to promotional rates. The decrease in interest expense in the quarter and nine month period was primarily due to a lower level of average interest bearing liabilities and a decrease in the
Company’s average cost of borrowings. The Company’s average cost of borrowings was 3.91% and 4.23% for the quarters ended August 31, 2004 and 2003, and 4.07% and 4.36% for the nine month periods ended August 31, 2004 and 2003, respectively. The decline in the average cost of borrowings reflected the favorable impact of replacing certain maturing fixed rate debt with lower cost financing.

The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and nine month periods ended August 31, 2004 and 2003 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

Three Months Ended August 31,

2004

2003

Average Balance

Rate

Interest

Average Balance

Rate

Interest

(dollars in millions)

ASSETS

Interest earning assets:

General purpose credit card loans

$
17,787

10.45
%

$
467

$
18,600

10.28
%

$
482

Other consumer loans

1,161

5.51

16

1,407

5.62

20

Investment securities

127

0.57

—

80

0.75

—

Other

2,380

2.16

13

2,615

1.87

13

Total interest earning assets

21,455

9.21

496

22,702

8.99

515

Allowance for loan losses

(950
)

(982
)

Non-interest earning assets

2,611

2,610

Total assets

$
23,116

$
24,330

LIABILITIES AND SHAREHOLDER’S EQUITY

Interest bearing liabilities:

Interest bearing deposits

Savings

$
666

1.00
%

$
2

$
789

1.05
%

$
2

Brokered

8,073

5.10

103

10,585

5.17

138

Other time

1,947

3.40

17

1,676

4.10

17

Total interest bearing deposits

10,686

4.54

122

13,050

4.79

157

Other borrowings

5,784

2.74

40

4,857

2.75

34

Total interest bearing liabilities

16,470

3.91

162

17,907

4.23

191

Shareholder’s equity/other liabilities

6,646

6,423

Total liabilities and shareholder’s equity

$
23,116

$
24,330

Net interest income

$
334

$
324

Net interest margin(1)

6.21
%

5.65
%

Interest rate spread(2)

5.30
%

4.76
%

(1)
Net interest margin represents net interest income as a percentage of total interest earning assets.

(2)
Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

Nine Months Ended August 31,

2004

2003

Average Balance

Rate

Interest

Average Balance

Rate

Interest

(dollars in millions)

ASSETS

Interest earning assets:

General purpose credit card loans

$
17,287

10.18
%

$
1,322

$
19,991

10.00
%

$
1,501

Other consumer loans

1,285

5.30

51

1,536

5.53

64

Investment securities

114

0.66

—

69

0.91

—

Other

2,579

1.93

38

2,680

1.93

39

Total interest earning assets

21,265

8.83

1,411

24,276

8.80

1,604

Allowance for loan losses

(981
)

(957
)

Non-interest earning assets

2,509

2,491

Total assets

$
22,793

$
25,810

LIABILITIES AND SHAREHOLDER’S EQUITY

Interest bearing liabilities:

Interest bearing deposits

Savings

$
701

0.89
%

$
5

$
824

1.03
%

$
6

Brokered

8,857

5.10

340

10,682

5.32

427

Other time

1,765

3.65

48

1,655

4.42

Total interest bearing deposits

11,323

4.62

393

13,161

4.94

488

Other borrowings

4,994

2.82

106

5,991

3.09

139

Total interest bearing liabilities

16,317

4.07

499

19,152

4.36

627

Shareholder’s equity/other liabilities

6,476

6,658

Total liabilities and shareholder’s equity

$
22,793

$
25,810

Net interest income

$
912

$
977

Net interest margin(1)

5.71
%

5.36
%

Interest rate spread(2)

4.76
%

4.44
%

(1)
Net interest margin represents net interest income as a percentage of total interest earning assets.

(2)
Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

Three Months Ended August 31, 2004 vs. 2003

Nine Months Ended August 31, 2004 vs. 2003

Increase/(Decrease) due to Changes in:

Increase/(Decrease) due to Changes in:

Increase/(Decrease) due to Changes in:

Volume

Rate

Total

Volume

Rate

Total

(dollars in millions)

Interest Revenue

General purpose credit card loans

$
(21
)

$
6

$
(15
)

$
(203
)

$
24

$
(179
)

Other consumer loans

(4
)

—

(4
)

(11
)

(2
)

(13
)

Other

(1
)

1

—

(1
)

—

(1
)

Total interest revenue

(29
)

10

(19
)

(199
)

6

(193
)

Interest Expense

Interest bearing deposits:

Savings

—

—

—

(1
)

—

(1
)

Brokered

(33
)

(2
)

(35
)

(73
)

(14
)

(87
)

Other time

3

(3
)

—

3

(10
)

(7
)

Total interest bearing deposits

(28
)

(7
)

(35
)

(68
)

(27
)

(95
)

Other borrowings

6

—

6

(23
)

(10
)

(33
)

Total interest expense

(15
)

(14
)

(29
)

(93
)

(35
)

(128
)

Net interest income

$
(14
)

$
24

$
10

$
(106
)

$
41

$
(65
)

In response to industry-wide
regulatory guidance, the Company continues to review the minimum payment requirements on its general purpose credit card loans. A change in the minimum payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenues and charge-offs.

Provision for Consumer Loan
Losses.    The provision for consumer loan losses decreased 23% and 26% in the quarter and nine month period ended August 31, 2004 primarily due to lower net principal charge-offs. In both the quarter and nine month periods of fiscal 2004, the decline in net principal charge-offs was primarily due to an improvement in credit quality. In addition, both periods reflected lower bankruptcy charge-offs driven by a decline in U.S. personal bankruptcy filings. The
Company reduced the allowance for consumer loan losses by $50 million in the nine month period ended August 31, 2004. This reduction was due to the improvement in credit quality, including lower delinquency rates and dollars. In contrast, the
Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by approximately $15 million and $60 million in the quarter and nine month period ended August 31, 2003, respectively, which reflected unfavorable trends in cardmember delinquencies, higher net total charge-offs and higher levels of personal bankruptcy filings.

Delinquencies.    Delinquency rates in both the over 30- and over 90-day categories were lower in both the owned and managed portfolios at August 31, 2004 as compared with August 31, 2003, reflecting improvements in portfolio credit quality. The managed over-30-day delinquency rate was the lowest level in nearly ten years and the managed over-90-day delinquency rate was the lowest level since the third quarter of fiscal 2000.

Non-Interest
Expenses.    Non-interest expenses increased 4% and 1% in the quarter and nine month period ended August 31, 2004 from the comparable periods of fiscal 2003. Compensation and benefits expense decreased 4% in the quarter and 3% in the nine month period, reflecting lower salaries and benefits expense. Lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003 partially contributed to the decrease in the nine month period. Excluding compensation and benefits expense, non-interest expenses increased 8% and 3% in the quarter and nine month period. Other expenses decreased 20%

in the quarter and 10% in the nine month period primarily reflecting a decrease in certain operating expenses, including lower losses associated with cardmember fraud. Marketing and business development expense increased 51% and 9% in the quarter and nine month period due to increased marketing efforts. Professional services expense increased 9% in the nine month period reflecting increased costs associated with enhanced credit and collection strategies.

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

August 31, 2004

August 31, 2003

Average Balance

Interest Yield

Interest Rate Spread

Average Balance

Interest Yield

Interest Rate Spread

General Purpose Credit Card Loans:

Owned

$
17,787

10.45
%

6.54
%

$
18,600

10.28
%

6.05
%

Securitized

29,086

12.44
%

10.15
%

32,063

12.91
%

10.52
%

Managed

$
46,873

11.69
%

8.83
%

$
50,663

11.94
%

8.91
%

Nine Months Ended

August 31, 2004

August 31, 2003

Average Balance

Interest Yield

Interest Rate Spread

Average Balance

Interest Yield

Interest Rate Spread

General Purpose Credit Card Loans:

Owned

$
17,287

10.18
%

6.11
%

$
19,991

10.00
%

5.64
%

Securitized

30,198

12.92
%

10.71
%

31,546

13.10
%

10.56
%

Managed

$
47,485

11.93
%

9.09
%

$
51,537

11.90
%

8.69
%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan
Asset Quality Data (dollars in millions)

Three Months Ended

August 31, 2004

August 31, 2003

Delinquency Rates

Delinquency Rates

Period End Loans

Over 30 Days

Over 90 Days

Period End Loans

Over 30 Days

Over 90 Days

General Purpose Credit Card Loans:

Owned

$
18,471

4.35
%

2.01
%

$
18,106

5.28
%

2.54
%

Securitized

28,655

5.10
%

2.35
%

31,859

6.48
%

3.12
%

Managed

$
47,126

4.81
%

2.22
%

$
49,965

6.05
%

2.91
%

Three Months Ended

Nine Months Ended

August 31, 2004

August 31, 2003

August 31, 2004

August 31, 2003

Net Principal Charge-offs:

Owned

5.36
%

6.26
%

5.72
%

5.90
%

Securitized

6.01
%

7.26
%

6.45
%

6.91
%

Managed

5.76
%

6.90
%

6.19
%

6.52
%

Net Total Charge-offs (inclusive of interest and fees):

Owned

7.14
%

8.61
%

7.88
%

8.12
%

Securitized

8.74
%

10.24
%

9.29
%

9.64
%

Managed

8.14
%

9.64
%

8.78
%

9.05
%

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

The fair value of the Company’s Financial instruments owned and Financial instruments sold, not yet purchased are generally based on observable market prices, observable market parameters or derived from such prices or parameters based on bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased. In the case of financial instruments transacted on recognized exchanges the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the price a buyer is willing to pay for a financial instrument at a particular time.
Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.

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

The Company’s cash products include securities issued by the U.S. government and its agencies and instrumentalities, other sovereign debt obligations, corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies and instrumentalities, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain tradable loan products and most mortgage-backed securities.

In certain circumstances, principally involving loan products and other financial instruments held for securitization transactions, the
Company determines fair value from within the range of bid and ask prices such that fair value indicates the value likely to be realized in a current market transaction. Bid prices reflect the price that the Company and others pay, or stand ready to pay, to originators of such assets. Ask prices represent the prices that the Company and others require to sell such assets to the entities that acquire the financial instruments for purposes of completing the securitization transactions. Generally, the fair value of such acquired assets is based upon the bid price in the market for the instrument or similar instruments. In general, the loans and similar assets are valued at bid pricing levels until structuring of the related securitization is substantially complete and such that the value likely to be realized in a current transaction is consistent with the price that a securitization entity will pay to acquire the financial instruments. Factors affecting securitized value and investor demand relating specifically to loan products include, but are not limited to, loan type, underlying property type and geographic location, loan interest rate, loan to value ratios, debt service coverage ratio, investor demand and credit enhancement levels.

In addition, some cash products
exhibit little or no price transparency, and the determination of the fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain tradable loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently.

The
following table presents the valuation of the Company’s cash products by level of price transparency (dollars in millions):

At August 31, 2004

At November 30, 2003

Assets

Liabilities

Assets

Liabilities

Observable market prices, parameters or derived from observable prices or parameters

$
177,919

$
92,484

$
147,032

$
75,058

Reduced or no price transparency

8,768

709

9,942

148

Total

$
186,687

$
93,193

$
156,974

$
75,206

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

At August 31, 2004

At November 30, 2003

Assets

Liabilities

Assets

Liabilities

Exchange traded

$
2,662

$
5,349

$
2,306

$
3,091

OTC

46,971

34,076

42,346

33,151

Total

$
49,633

$
39,425

$
44,652

$
36,242

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

Aircraft under Operating
Leases.    The Company’s aircraft portfolio consists of aircraft to be held and used and aircraft that are to be disposed of by sale (“held for sale”).

Aircraft under operating leases that are to be held and used are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the
Company’s aircraft that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows are less than its carrying value, the Company will recognize an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft is based upon the average market appraisal values obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 16 to the condensed consolidated financial statements).

Aircraft under operating leases that
fulfill the criteria to be classified as held for sale in accordance with SFAS No. 144 are stated at the lower of carrying value (i.e. cost less accumulated depreciation and impairment charges) or fair value less estimated cost to sell. Depreciation expense is not recorded for aircraft that are classified as held for sale. The Company will recognize a charge for any initial or subsequent write-down to fair value less estimated cost to sell (see Notes 16 and 17 to the condensed consolidated financial statements). A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell). A gain or loss not previously recognized that results from the sale of an aircraft would be recognized at the date of sale.

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
At August 31, 2004, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $30.3 billion.

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

Liquidity Reserve

Maintain, at all times, a liquidity reserve in the form of immediately available cash and cash equivalents to cover volatility in day-to-day funding needs. The reserve is periodically assessed and determined based on funding volatility and liquidity targets and averaged approximately $25 billion during the nine month period ended August 31, 2004.

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

The Company’s total assets increased to $745.0 billion at August 31, 2004 from $602.8 billion at November 30, 2003. The increase was primarily due to increases in securities borrowed, financial instruments owned (largely driven by U.S. government and agency securities), cash and cash equivalents, cash and securities deposited with clearing organizations or segregated under federal and other regulations and securities purchased under agreements to resell. The increase in securities borrowed and securities purchased under agreements to resell was largely due to growth in the Company’s equity financing related activities. Cash and securities segregated under federal and other regulations increased in line with increased levels of customer activity.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses, as measured by aggregate resale agreements and securities borrowed less non-derivative short positions. In addition, the adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets, as the Company does not view this amount of equity as available to support its risk capital needs.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios:

Balance at

Average Monthly Balance

August 31, 2004

November 30, 2003

For the Quarter Ended August 31, 2004

For the Nine Month Period Ended August 31, 2004

(dollars in millions, except ratio and per share data)

Total assets

$
745,033

$
602,843

$
742,314

$
694,916

Less: Securities purchased under agreements to resell

(92,816
)

(78,205
)

(99,391
)

(93,106
)

Securities borrowed

(202,863
)

(153,813
)

(202,844
)

(185,931
)

Add: Financial instruments sold, not yet purchased

132,618

111,448

130,435

128,379

Less: Derivative contracts sold, not yet purchased

(39,425
)

(36,242
)

(41,119
)

(41,741
)

Subtotal

542,547

446,031

529,395

502,517

Less: Segregated customer cash and securities balances

(35,194
)

(20,705
)

(31,328
)

(24,602
)

   Assets recorded under certain provisions of SFAS No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No.
46R

(40,057
)

(35,217
)

(40,078
)

(38,814
)

Goodwill and intangible assets

(2,191
)

(1,523
)

(1,776
)

(1,628
)

Adjusted assets

$
465,105

$
388,586

$
456,213

$
437,473

Shareholders’ equity

$
27,420

$
24,867

$
27,248

$
26,433

Junior subordinated debt issued to capital trusts(1)

2,897

2,810

2,897

2,871

Subtotal

30,317

27,677

30,145

29,304

Less: Goodwill and intangible assets

(2,191
)

(1,523
)

(1,776
)

(1,628
)

Tangible shareholders’ equity

$
28,126

$
26,154

$
28,369

$
27,676

Leverage ratio(2)

26.5
x

23.0
x

26.2
x

25.1
x

Adjusted leverage ratio(3)

16.5
x

14.9
x

16.1
x

15.8
x

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At August 31, 2004, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $845 million. Of this amount, $342 million (approximately 40%) relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of September 30, 2004, the Company’s credit ratings were as follows:

Commercial Paper

Senior Debt

Dominion Bond Rating Service Limited

R-1 (middle)

AA (low)

Fitch Ratings

F1+

AA-

Moody’s Investors Service

P-1

Aa3

Rating and Investment Information, Inc

a-1+

AA

Standard & Poor’s(1)

A-1

A+

(1)
On September 29, 2004, Standard & Poor’s placed the Company’s senior debt ratings on Positive Outlook.

Activity in the Nine Month Period Ended August 31, 2004.

During the nine month period ended August 31, 2004, the Company issued senior notes aggregating $28.8 billion, including non-U.S. dollar currency notes aggregating $4.6 billion. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates
(“LIBOR”) trading levels. At August 31, 2004, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $107 billion
(including Senior Indebtedness consisting of guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at
August 31, 2004.

During the nine month period ended August 31, 2004, the
Company purchased approximately $444 million of its common stock under its publicly announced repurchase programs through open market purchases at an average cost of $51.26 per share (see also “Changes in Securities, Use of Proceeds and Issuer
Repurchases of Equity Securities” in Part II, Item 2).

Commitments.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of August 31, 2004 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Remaining Fiscal 2004

Fiscal 2005-2006

Fiscal 2007-2008

Thereafter

Total

(dollars in millions)

Letters of credit(2)

$
3,872

$
5,713

$
—

$
—

$
9,585

Principal investment and private equity activities

36

66

6

86

194

Investment grade lending commitments(3)(5)

1,241

7,545

4,184

5,337

18,307

Non-investment grade lending commitments(3)(5)

61

1,309

434

865

2,669

Commitments for secured lending transactions(4)

663

7,375

185

177

8,400

Commitments to purchase mortgage loans(6)

10,693

934

—

—

11,627

Total(1)

$
16,566

$
22,942

$
4,809

$
6,465

$
50,782

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

The table above does not include commitments to extend credit for consumer loans of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the condensed consolidated financial statements.

At August 31, 2004, the Company
had commitments to enter into reverse repurchase and repurchase agreements of approximately $40 billion and $35 billion, respectively.

Less Liquid Assets.

At August 31, 2004, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.5 billion, aircraft assets of $4.0 billion and goodwill and intangible assets of $2.2 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At August 31, 2004, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $920 million, of which approximately $350 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income
securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments can be characterized as having periods of higher volatility and reduced liquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the condensed consolidated statements of income. At August 31, 2004 and
November 30, 2003, the Company had high-yield instruments owned with a market value of approximately $8.1 billion and $3.7 billion, respectively, and had high-yield instruments sold, not yet purchased with a market value of $2.3 billion and $0.8 billion, respectively.

Lending
Activities.    In connection with certain of its Institutional Securities business activities, the Company provides to selected clients through subsidiaries (including Morgan Stanley Bank), loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At August 31, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $0.8 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $0.7 billion, respectively. At August 31, 2004 and November 30, 2003, the aggregate value of loans and positions and lending commitments (see the table under
“Commitments” herein) outstanding was $22.8 billion and $17.8 billion, respectively. In connection with these business activities (including the loans and positions and the lending commitments), the Company had hedges (primarily credit default swaps) with a notional amount of $9.5 billion at August 31, 2004 and $5.5 billion at November 30, 2003.

Regulatory Developments.

The SEC approved a rule (the “CSE Rule”) on April 28, 2004 in response to industry requests to establish a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union
(“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The CSE Rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under the CSE Rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The Company currently expects to apply to the SEC later this year for permission to operate under the rule.

The Company continues to work with its regulators to
understand and assess the impact of the CSE Rule and Basel II capital standards. Many important elements of the new regulations are still being finalized. The Company cannot fully predict the impact that these changes will have on its businesses;
however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and may affect decisions with respect to raising and using capital.

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

The tables below present the following: the Company’s quarter-end Trading & Non-trading VaR for each primary risk exposure (as defined by asset class) and on an aggregate basis at August 31, 2004, May 31,
2004, and November 30, 2003 (see Table 1 below); the Company’s quarter-end Trading VaR for each primary risk exposure and on an aggregate basis at August 31, 2004, May 31, 2004, and November 30, 2003 (see Table 2 below); the Company’s average daily Trading VaR for each primary risk exposure and on an aggregate basis for the quarters ended August 31, 2004, May 31, 2004, and November 30, 2003 (see Table 3 below); and the Company’s quarterly average, high, and low Trading VaR for each primary risk exposure and on an aggregate basis for the quarter ended August 31, 2004 (see Table 4 below). Trading & Non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. Table 3 below, which reports average Trading VaR for the current and previous quarter, provides the most representative summary of trends in Trading VaR during the period.

At
August 31, 2004, Quarter-end Aggregate Trading and Non-Trading VaR increased modestly to $92 million at a 99% confidence level as compared with $90 million at May 31, 2004.

Table 1: Quarter-end Trading & Non-trading VaR

95%/One-Day VaR(1)

99%/One-Day VaR(1)

Primary Market Risk Category

At August 31, 2004

At May 31, 2004

At November 30, 2003

At August 31, 2004

At May 31, 2004

At November 30, 2003

(dollars in millions)

Interest rate and credit spread

$
43

$
46

$
30

$
67

$
67

$
52

Equity price

26

22

22

36

32

32

Foreign exchange rate

7

6

5

9

8

7

Commodity price

23

24

15

39

36

22

Subtotal

99

98

72

151

143

113

Less diversification benefit(2)

33

35

30

59

53

50

Aggregate VaR

$
66

$
63

$
42

$
92

$
90

$
63

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

At August 31, 2004, Aggregate Trading VaR was $78 million at a 99% confidence level as compared with $72 million at May
31, 2004. The increase in Aggregate Trading VaR was primarily driven by an increase in the contribution of equity price VaR to total Aggregate Trading VaR. Equity price VaR increased to $33 million from $29 million at May 31, 2004, driven predominately by larger position taking.

Table 2: Quarter-end Trading VaR

95%/One-Day VaR

99%/One-Day VaR

Primary Market Risk Category

At August 31, 2004

At May 31, 2004

At November 30, 2003

At August 31, 2004

At May 31, 2004

At November 30, 2003

(dollars in millions)

Interest rate and credit spread

$
33

$
31

$
29

$
51

$
49

$
45

Equity price

23

20

21

33

29

30

Foreign exchange rate

7

6

5

9

8

7

Commodity price

22

24

15

39

36

22

Subtotal

85

81

70

132

122

104

Less diversification benefit

32

32

30

54

50

46

Aggregate trading VaR

$
53

$
49

$
40

$
78

$
72

$
58

As shown in Table 3 below, average
Trading VaR during the quarter ended August 31, 2004 increased to $79 million from $72 million for the quarter ended May 31, 2004. Higher interest rate and credit spread, equity price and commodity price VaR accounted for the increase in Aggregate Trading VaR as a result of greater position taking in the interest rate, equity and energy markets.

Table 3: Average Trading VaR

Average Daily 95%/One-Day VaR

Average Daily 99%/One-Day VaR

Primary Market Risk Category

Quarter Ended August 31, 2004

Quarter Ended May 31, 2004

Quarter Ended November 30, 2003

Quarter Ended August 31, 2004

Quarter Ended May 31, 2004

Quarter Ended November 30, 2003

(dollars in millions)

Interest rate and credit spread

$
33

$
32

$
27

$
52

$
50

$
45

Equity price

25

22

20

36

32

29

Foreign exchange rate

8

8

8

12

12

13

Commodity price

25

22

17

40

34

26

Aggregate trading VaR

$
55

$
49

$
41

$
79

$
72

$
61

In order to facilitate comparison with
other global financial services firms that report Trading VaR with respect to a 10-business day holding period, the Company’s 99% and 95% average 10-day Aggregate Trading VaR amounts for the quarter ended August 31, 2004 were $251 million and
$175 million, respectively.

Table 4 below, which presents average, high and
low Trading VaR, provides a representative summary of the Company’s trading and related activities market-risk profile during the course of the quarter ended August 31, 2004.

Table 4: Average/High/Low Trading VaR

Daily 95%/One-Day VaR for the Quarter Ended August 31, 2004

Daily 99%/One-Day VaR for the Quarter Ended August 31, 2004

Primary Market Risk Category

High

Low

Average

High

Low

Average

(dollars in millions, pre-tax)

(dollars in millions, pre-tax)

Interest rate and credit spread

$
50

$
26

$
33

$
80

$
41

$
52

Equity price

32

19

25

46

28

36

Foreign exchange rate

12

5

8

17

7

12

Commodity price

31

22

25

49

33

40

Aggregate trading VaR

$
69

$
46

$
55

$
97

$
69

$
79

As shown in the tables above, the Company’s average 99%/one-day Aggregate Trading VaR for the quarter ended August
31, 2004 was $79 million. Around this average, the Company’s Aggregate Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate Trading VaR and illustrates that for more than 90% of trading days during the quarter ended August 31, 2004, Aggregate Trading VaR ranged between $69 million and $87 million.

One method of evaluating the reasonableness of the
Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenues during the quarter ended August 31, 2004 for the
Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenues credited to the trading businesses). There were no days during the quarter ended August 31, 2004 in which the Company incurred daily trading losses in its trading business in excess of the 99%/one-day Aggregate Trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99% one-day Aggregate Trading VaR reported in Table 4 above.

As of August 31, 2004, interest rate risk exposure
associated with the Company’s consumer lending activities, included within Credit Services, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2003.

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

The Company incurs credit exposure as a dealer in OTC derivatives activities. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at August 31, 2004. Fair value is shown taking into account the risk reduction arising from master netting agreements and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC
Derivative Products—Financial Instruments Owned(1)

Years to Maturity

Cross-Maturity Netting(3)

Net Exposure Pre-Collateral

Net Exposure Post-Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
1,405

$
2,105

$
1,414

$
6,435

$
(2,714
)

$
8,645

$
4,529

AA

5,770

3,553

2,257

9,896

(7,122
)

14,354

7,955

A

4,074

3,161

2,345

4,041

(3,210
)

10,411

6,025

BBB

2,906

2,231

1,396

4,330

(1,502
)

9,361

5,551

Non-investment grade

1,675

750

476

762

(640
)

3,023

1,316

Unrated(4)

798

445

71

68

(205
)

1,177

89

Total

$
16,628

$
12,245

$
7,959

$
25,532

$
(15,393
)

$
46,971

$
25,465

(1)
Fair values shown present the Company’s exposure to counterparties relating to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

71

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

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at August 31, 2004, including on a net basis, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Years to Maturity

Cross-Maturity Netting(1)

Net Exposure Pre-collateral

Net Exposure Post-collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
4,283

$
6,336

$
6,465

$
23,256

$
(10,154
)

$
30,186

$
14,079

Foreign exchange forward contracts and options

6,736

457

103

18

(3,815
)

3,499

2,917

Equity securities contracts (including equity swaps, warrants and options)

1,086

800

368

1,041

(241
)

3,054

632

Commodity forwards, options and swaps

4,523

4,652

1,023

1,217

(1,183
)

10,232

7,837

Total

$
16,628

$
12,245

$
7,959

$
25,532

$
(15,393
)

$
46,971

$
25,465

OTC Derivative
Products—Financial Instruments Sold, Not Yet Purchased

Years to Maturity

Cross-Maturity Netting(1)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
3,516

$
7,370

$
6,039

$
13,231

$
(10,154
)

$
20,002

Foreign exchange forward contracts and options

6,694

388

72

30

(3,815
)

3,369

Equity securities contracts (including equity swaps, warrants and options)

1,153

963

557

313

(241
)

2,745

Commodity forwards, options and swaps

3,527

3,946

1,010

660

(1,183
)

7,960

Total

$
14,890

$
12,667

$
7,678

$
14,234

$
(15,393
)

$
34,076

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

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Critical Accounting Policies” in
Part I, Item 2 and Note 1 to the condensed consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

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

New York Stock Exchange Matter.

On September 22, 2004, the Company announced that it had reached an agreement in principle with the New York Stock Exchange (the “NYSE”) relating to the
Company’s failure to comply with certain prospectus delivery requirements, operational deficiencies, employee defalcations (including the Carlos Soto matter) and other matters. The settlement will include a fine of $19 million. Negotiations with the NYSE about the details of the settlement have not concluded, and no assurance can be given that a resolution will be achieved.

(b) The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003 and the Company’s Quarterly Reports on Form 10-Q/A for the fiscal quarters ended February 29, 2004 and May 31, 2004.

IPO Fee Matters.

On September 16, 2004, plaintiffs filed motions for class certification in both the purchaser and issuer class actions.

IPO Allocation Matters.

On June 23, 2004, in In re Initial Public Offering Antitrust Litigation, plaintiffs submitted their appeal to the U.S. Court of Appeals for the Second Circuit.

On August 27, 2004, in Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated,
et al., the Delaware Court of Chancery granted in part and denied in part defendants’ motion to dismiss, dismissing a breach of contract claim and the claims for indemnification and/or contribution.

On October 13, 2004, in In re Initial Public Offering Securities Litigation, the Court
granted in large part plaintiffs’ motions for class certification in the six focus cases selected for class certification briefing.

Research Matters.

On July 23, 2004, in State of West Virginia ex rel. Darrell v. Bear Stearns & Co., Inc., et al., the Circuit Court of Marshall County denied defendants’ motion to dismiss in writing and certified a question for the Supreme Court of Appeals of West Virginia. On September 21, 2004 defendants filed a Petition for Review of Certified Question with the Supreme Court of Appeals of West Virginia.

On July 30, 2004, in Striffler v. Purcell, et al., plaintiff filed a notice of appeal from the Supreme Court of the State of New York’s dismissal of the case.

On September 29, 2004, the U.S. District Court for the Southern District of New York dismissed Shah v. Morgan Stanley & Co. Inc., et al., a shareholder class action alleging that the Company’s stock price declined upon disclosure of the 2003 global research settlement and alleged banking-research conflicts.

In connection with the SEC’s continuing investigation of supervision of equity research and investment banking, the Company continues to receive, and respond to, subpoenas and requests for documents, information and witness testimony.

Mutual Fund Matters.

Sales Practices.    Regarding the administrative complaint
filed by the Massachusetts Securities Division (the “Division”) on July 14, 2003, the Company waived its right to a hearing and agreed to pay an administrative fine of $25,000. Regarding the Division’s complaint filed on August 11,
2003, alleging, inter alia, improper sales contests and other sales practices constituting impermissible conflicts of interest, hearings were held on October 5-8, 2004 and are scheduled to resume on November 1, 2004.

On October 8, 2004, plaintiff in Starr v. Van Kampen Investments Inc., et al., filed a First Amended Derivative
Complaint.

Late Trading and Market
Timing.    On August 10, 2004, in Jackson v. Van Kampen Series Fund, Inc., et al., the state court denied defendants’ motion to dismiss. The appeal in the U.S. Court of Appeals for the Seventh Circuit of the decision of the U.S. District Court for the Southern District of Illinois to remand the case to state court remains pending.

The Company continues to receive, and respond to, subpoenas and requests for documents and information from the SEC, NASD and other regulators.

AOL Time Warner Litigation.

In April 2004, the Company was named as a defendant in another individual state court action filed in Alaska state court. On May 19, and August 13, 2004, respectively, defendants filed motions to dismiss the West Virginia and Alaska action. On September 10, 2004, defendants filed demurrers seeking dismissal of the California coordinated actions. On July 20, 2004, plaintiffs and bank defendants entered into a tolling agreement and stipulation of discontinuance and dismissal in the Pennsylvania action.

On October 8, 2004, in the Ohio state individual action, the Ohio Court of Common Pleas denied the Company’s motion to dismiss the state securities law claims, but dismissed the common law claims.

Coleman
Litigation.

On July 23, 2004, in the action naming Arthur Andersen LLP
and certain of its affiliates and former partners as defendants, the Court granted certain defendants’ motion for a more definite statement. On August 6, 2004, the Company, Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co.
Incorporated filed a first amended complaint. Between August 23 and September 10, 2004, all defendants moved to dismiss the action.

Carlos Soto Matter.

The Company has reached an agreement in principle with the NYSE to resolve this matter (see New York Stock Exchange Matter above). The Company is continuing to (1) assist other regulators in their investigations of
Mr. Soto’s activities, and (2) resolve customer claims concerning those activities.

Indonesian Litigation.

On September 16
and September 29, 2004, in the PT Lontar Papyrus proceeding and the PT Indah Kiat proceeding, respectively, the Courts issued their oral judgments. In each proceeding, the Court declared the bond issues to be illegal and void, holding that defendants (including the Company) had committed unspecified tortious acts, but no damages were awarded. On September 24 and October 12, 2004, the Company filed notifications of appeal with the Courts in the PT Lontar Papyrus proceeding and the PT
Indah Kiat proceeding, respectively.

SEC Matter.

On October 11, 2004, the Company reached agreement with the Staff of the SEC (the
“Staff”) to resolve an informal accounting investigation by executing an offer of settlement and agreeing to entry of a cease-and-desist order. The Staff found that the Company valued certain impaired aircraft in its aircraft leasing business in late 2001, late 2002 and early 2003 and certain bonds in its high-yield bond portfolio in late 2000, in a manner that did not comply with generally accepted accounting principles, and thus violated financial reporting, recordkeeping and internal controls provisions of the federal securities laws. As previously disclosed, the resolution does not involve any restatement of past financial statements, any monetary penalty or allegation of fraud. The agreement will not be final until accepted by the Commission, and no assurance can be given that such approval will be granted.

Other.

In addition to the matters
described in the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2003 and in the Company’s Quarterly Reports on Form 10-Q/A for fiscal 2004, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal)
regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including the Company.

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminant damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended August 31, 2004.

Issuer Purchases
of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)

Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Month #1 (June 1, 2004 – June 30, 2004) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

266,000 — 46,153

$ $
52.7984 N/A 52.7167

266,000 — N/A

$
(A 600 N/A
)

Month #2 (July 1, 2004 – July 31, 2004) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

2,893,273 — 878,777

$ $
49.7696 N/A 50.6054

2,893,273 — N/A

$
(A 600 N/A
)

Month #3 (August 1, 2004 – August 31, 2004) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

2,050,330 — 108,251

$ $
48.4759 N/A 49.6351

2,050,330 — N/A

$
(A 600 N/A
)

Total Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

5,209,603 — 1,033,181

$ $
49.4151 N/A 50.5981

5,209,603 — N/A

$
(A 600 N/A
)

(A)
The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.

(B)
The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at August 31, 2004 and has no set expiration or termination date.

(C)
Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

(D)
Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and
(3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

(b) Reports on Form 8-K

Form 8-K dated June
22, 2004 reporting Item 7 and Item 12 in connection with the announcement of the Company’s financial results for the fiscal quarter ended May 31, 2004.

Form 8-K dated July 22, 2004 reporting Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:

/S/ ALEXANDER C. FRANK

Alexander C. Frank, Controller

By:

/S/ DAVID S. MOSER

David S. Moser, Principal Accounting Officer

Date:    October 15, 2004

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2004

Exhibit No.

Description

10.1

Form of 1995 Equity Incentive Compensation Plan Award Certificate.

10.2

Employee Stock Purchase Plan, as amended October 5, 2004.

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