Form 10-K
period 2004-11-30
MORGAN STANLEY
filed 2005-02-11
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

Commission File Number 1-11758

Morgan Stanley

(Exact name of Registrant as specified in its charter)

Delaware	36-3145972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway

New York, NY 10036

(Address of principal executive offices, including zip code)

(212) 761-4000

(Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange Pacific Exchange
8.03% Capital Units	New York Stock Exchange
7 ¼% Capital Securities of Morgan Stanley Capital Trust II (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 ¼% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 ¼% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 ¾% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange

SPARQS® due March 1, 2005; due April 1, 2005 (2 issuances); SPARQS due May 15, 2005 (2 issuances); SPARQS due June 15, 2005; SPARQS due July 15, 2005; (2 issuances); SPARQS due August 15, 2005; SPARQS due September 15, 2005; SPARQS due November 1, 2005 (4 issuances); SPARQS due December 1, 2005 (2 issuances); SPARQS due January 15, 2006 (2 issuances); SPARQS due January 30, 2006 (2 issuances)

American Stock Exchange
Exchangeable Notes due June 5, 2006	New York Stock Exchange

Exchangeable Notes due December 30, 2008; Exchangeable Notes due December 30, 2010; Exchangeable Notes due January 30, 2011; Exchangeable Notes due April 1, 2009; Exchangeable Notes due April 30, 2011; Exchangeable Notes due June 30, 2011; Exchangeable Notes due December 30, 2011

American Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange
Redeemable BRIDGESSM due May 30, 2005	New York Stock Exchange

BRIDGESSM due August 30, 2008; BRIDGES due December 30, 2008 (2 issuances); BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010

American Stock Exchange
7.25% Notes due June 17, 2029	New York Stock Exchange

Capital Protected Notes due June 30, 2008; Capital Protected Notes due January 30, 2011; Capital Protected Notes due March 30, 2011 (2 issuances) Capital Protected Notes due October 30, 2011; Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012

American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010 (2 issuances); MPS due March 30, 2012	American Stock Exchange
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	American Stock Exchange
PLUSSM due April 30, 2005; PLUS due January 30, 2006 (2 issuances); PLUS due July 15, 2006; PLUS due July 30, 2006; PLUS due June 30, 2009	American Stock Exchange
PROPELSSM due December 30, 2011 (3 issuances)	American Stock Exchange
Strategic Total Return Securities due December 17, 2009	American Stock Exchange
BOXES® due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
PLUS due January 30, 2006; PLUS due March 30, 2006 (2 issuances); PLUS due September 30, 2009	Nasdaq National Market
MPS due March 30, 2009	Nasdaq National Market

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

As of May 31, 2004, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $58,156,889,114. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of December 31, 2004, there were 1,087,465,976 shares of Registrant’s common stock, $.01 par value, outstanding.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on March 15, 2005 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Annual Report on Form 10-K

for the fiscal year ended November 30, 2004

Forward-Looking Statements

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only Morgan Stanley’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of Morgan Stanley’s business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the effect of political, economic and market conditions and geopolitical events,

•	the availability and cost of capital,

•	the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices,

•	the actions and initiatives of current and potential competitors,

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions in the U.S. and worldwide,

•	our reputation,

•	investor sentiment, and

•	the potential effects of technological changes and other risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in Part II, Item 7, “Competition” and “Regulation” in Part I, Item 1 and throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Morgan Stanley undertakes no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures Morgan Stanley may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.

Part I

Item 1.	Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2004, Morgan Stanley had 53,284 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Morgan Stanley maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services.

Morgan Stanley’s institutional securities business segment (“Institutional Securities”) includes:

•	Investment banking, including securities underwriting and distribution and financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance.

•	Sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities.

•	Other activities such as principal investing and real estate investment management, aircraft financing, benchmark indices and risk management analytics, and research.

Morgan Stanley’s individual investor group business segment (“Individual Investor Group”) includes:

•	Comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles.

Morgan Stanley’s investment management business segment (“Investment Management”) includes:

•	Global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of Morgan Stanley’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and Morgan Stanley’s institutional channel.

Morgan Stanley’s credit services business segment (“Credit Services”) includes:

•	Discover Financial Services (“DFS”), which includes Discover®-branded cards and other consumer finance products and services, including residential mortgage loans.

•	Discover Network, a network of merchant and cash access locations primarily in the U.S.

•	PULSE EFT Association, Inc. (“PULSE®”), an automated teller machine (“ATM”)/debit network.

•	Consumer Banking Group International, which includes Morgan Stanley-branded cards and personal loan products in the U.K.

Financial information concerning Morgan Stanley, our business segments and geographic regions for each of the fiscal years ended November 30, 2004, November 30, 2003 and November 30, 2002 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8. See also “Results of Operations-Executive Summary” in Part II, Item 7 for an overview of Morgan Stanley’s fiscal 2004 performance.

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

Morgan Stanley’s internet site is www.morganstanley.com. You can access Morgan Stanley’s Investor Relations webpage through our internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Investor Relations.” You can also access our Investor Relations webpage directly at www.morganstanley.com/about/ir. Morgan Stanley makes available free of charge, on or through our Investor Relations webpage, its proxy statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Morgan Stanley also has a Corporate Governance webpage. You can access Morgan Stanley’s Corporate Governance webpage through our internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Inside the Company.” You can also access our Corporate Governance webpage directly at www.morganstanley.com/about/inside/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation,

•	Bylaws,

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee,

•	Corporate Governance Policies,

•	Policy Regarding Shareholder Communication with the Board of Directors,

•	Policy Regarding Director Candidates Recommended by Shareholders,

•	Policy Regarding Corporate Political Contributions,

•	Policy Regarding Shareholder Rights Plan, and

•	Code of Ethics and Business Conduct.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our controller and our principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our internet site. The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 1585 Broadway, New York, NY 10036 (212-761-4000).

Institutional Securities.

Morgan Stanley provides worldwide financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly-owned subsidiaries that include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Limited and Morgan Stanley Dean Witter Asia Limited. These subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services on behalf of institutional investors and on a proprietary basis.

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

Corporate Lending.    Morgan Stanley provides to selected corporate clients through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. The borrowers may be rated investment grade or non-investment grade (as determined by Morgan Stanley’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies). These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by Morgan Stanley.*

Sales, Trading, Financing and Market-Making Activities.**

Morgan Stanley conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world.

Equity Securities and Related Products.    Morgan Stanley’s equity sales, trading and market-making activities cover equity and equity-related products globally, including common stock, ADRs, restricted/control stock, convertible securities, preferred securities and exchange-traded funds and warrants, equity index products, equity swaps, futures and options overlying individual securities, indices and baskets of securities and other equity-related products.

Morgan Stanley issues equity-linked products to institutional and individual investors, including principal-protected securities, Stock Participation Accreting Redemption Quarterly-pay Securities® (SPARQS®), Performance Leveraged Upside SecuritiesSM (PLUSSM) and Strategic Total Return Securities. Morgan Stanley advises clients and executes transactions globally in connection with, among other things, block trades and program trading, equity repurchase strategies, hedging and monetization strategies and other trading strategies. Morgan Stanley engages in proprietary trading and arbitrage activities in equity securities and equity-related products.

*	Revenues and expenses associated with the trading of syndicated loans are included in “Sales, Trading, Financing and Market-Making Activities.”
**	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s trading risk management structure, policies and procedures.

Morgan Stanley provides equity financing services, including prime brokerage, which offers, among other services, consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. Morgan Stanley also acts as principal and agent in stock borrowing and stock lending transactions in support of its global trading and brokerage, investment management and clearing activities and as an intermediary between broker-dealers.

Fixed Income Securities and Related Products.    Morgan Stanley trades and makes markets in fixed income securities and related products globally, including investment grade corporate debt, non-investment grade instruments, bank loans, U.S. and non-U.S. government securities, municipal securities, emerging market securities, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley trades and makes markets in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. Morgan Stanley is a primary dealer or market-maker of government securities in numerous European, Asian and Emerging Market countries. Morgan Stanley is a dealer in interest rate and currency swaps and other fixed income and credit derivative products (including credit default swaps), OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements, options and swaps. Morgan Stanley also trades fixed income futures. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., Morgan Stanley enters into swaps and related derivative transactions with counterparties seeking a triple-A rated counterparty. Morgan Stanley engages in proprietary trading in various fixed income products.

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

Morgan Stanley is a market-maker in foreign currencies. Most of Morgan Stanley’s foreign exchange business relates to major foreign currencies such as Yen, Euro, Sterling, Swiss francs and Canadian dollars. Morgan Stanley trades on a principal basis in the spot, forward, option and futures markets and takes proprietary positions in such currencies.

Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power, emission credits and related energy products. Morgan Stanley is a market-maker in exchange-traded and OTC options and swaps on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers clients hedging programs relating to production, consumption, reserve/inventory management and energy-contract securitizations. Morgan Stanley trades many of these products through the IntercontinentalExchange, Inc., an electronic trading system in which Morgan Stanley maintains an ownership interest. Morgan Stanley is an electricity power marketer in the U.S. and is the sole or majority shareholder of three exempt wholesale generators (as defined in the Public Utility Holding Company Act of 1935) from which Morgan Stanley is the exclusive purchaser of electric power.

Other Activities.

Principal Investing and Real Estate Investment Management.    Morgan Stanley invests for its own account and for the account of clients seeking exposure to private equity, real estate-related and other alternative investments. These investments may be made in connection with the investments made by private equity funds, real estate funds and separate accounts for which Morgan Stanley acts as general partner or investment advisor or in connection with Morgan Stanley’s investment banking and sales and trading activities (including foreign currencies and commodities), and in other contexts. Such investments may include purchases of equity or debt securities of companies that may have strategic value for Morgan Stanley, such as alternative trading systems, information technology and other strategic businesses and technologies. See also “Investment Management—Private Equity Activities.”

Aircraft Financing.    Morgan Stanley engages in aircraft leasing through AWAS Aviation Holdings LLC (also referred to as Ansett Worldwide Aviation Services), one of the world’s leading aircraft leasing groups, leasing commercial jet aircraft to airlines around the world.

Benchmark Indices and Risk Management Analytics.    Morgan Stanley’s majority-owned subsidiary, Morgan Stanley Capital International Inc. (“MSCI®”), calculates and distributes over 25,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering 50 countries, and has a 35-year historical database that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI also calculates and distributes over 7,500 fixed income and 190 hedge fund indices. MSCI’s subsidiary, Barra, Inc., is a global leader in providing risk analytic tools and services to managers of portfolio and firm-wide investment risk.

Research.    Morgan Stanley’s global research departments (“Research”), comprised of economists, strategists, and industry analysts, engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and approximately 2,200 individual companies, approximately half of which are located outside of the U.S. Research provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends. Research provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded. Research reports and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Link, and Morgan Stanley’s sales forces.

Operations.

Morgan Stanley’s Institutional Infrastructure and Information Technology departments provide the process and technology platform that supports Institutional Securities sales and trading activity, including the post-execution trade processing and related internal controls over activity from trade entry through settlement and custody including asset servicing. This is done for proprietary and customer transactions in listed and over-the-counter transactions in commodities, equity and fixed income securities, including both primary and secondary trading, as well as listed, over-the-counter and structured derivatives in markets around the world. This activity is undertaken through its own facilities as well as through membership in various clearing and settlement organizations globally.

Individual Investor Group.

Morgan Stanley, through its Individual Investor Group, provides comprehensive brokerage, investment and financial services worldwide to individual investors, families and the companies they control. Through its representatives, Morgan Stanley is committed to delivering professional brokerage, investment and financial services to its affluent, high net worth and ultra high net worth clients. Morgan Stanley had $602 billion in client assets at November 30, 2004.

Client Coverage.    Morgan Stanley’s global network of 10,962 representatives provides clients with comprehensive brokerage, investment and financial services through a flexible platform designed to accommodate individual financial needs, objectives and risk profiles.

In the U.S., representatives in 525 retail locations cover multiple client segments from affluent to ultra high net worth, primarily through Morgan Stanley’s wholly-owned subsidiary Morgan Stanley DW Inc. (“MSDWI”). Certain representatives specialize in serving the U.S. ultra high net worth segment with sophisticated customized financial solutions, primarily through MS&Co.

Morgan Stanley also offers financial advisory services to high net worth and ultra high net worth clients in Europe, Asia and Latin America. Morgan Stanley’s international operations also include two regional businesses: Quilter & Co. Limited, a U.K.-based investment management business, which provides asset management and advisory services to affluent private clients, charities, trusts and pension funds and Morgan Stanley S.V., S.A. (Spain), which provides investment advice and execution to individual investors in Spain.

Client Solutions.    Morgan Stanley’s network of representatives provides clients with comprehensive brokerage, investment and financial services that are tailored to their individual investment objectives, risk tolerance and liquidity needs. These products include mutual funds, equities, fixed income products, alternative investments and separately managed accounts. Morgan Stanley also offers mortgage products, such as residential mortgage home loans originated through DFS, and acts as an agent for leading insurance carriers to meet the insurance and annuity requirements of individual clients. In addition, Morgan Stanley provides trust and fiduciary services to individual and corporate clients. Morgan Stanley also offers financial solutions to small businesses in the U.S. through BusinesScapeSM, a program that offers cash management and commercial credit solutions to qualified business clients. Defined contribution plans, 401(k) plans and stock plan administration complement the services Morgan Stanley offers to businesses of all sizes.

Morgan Stanley provides various account options for individual clients. The Active Assets Account® offers clients brokerage and banking services in one account. With this account, clients’ uninvested cash is consolidated into various money market options or an account insured by the Federal Deposit Insurance Corporation (“FDIC”). For clients who prefer fee-based pricing, there is the Morgan Stanley ChoiceSM account, which charges a percentage of assets rather than a per-transaction fee. Clients can also choose to have a fee-based separately managed account managed by professional asset managers.

Client Services.    Morgan Stanley’s infrastructure and technology platform supports Client Coverage and Client Solutions. Morgan Stanley executes and clears its transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities and memberships in various clearing corporations. Systems at computer centers operated by an unaffiliated services provider also support the Individual Investor Group’s operations.

Investment Management.

Morgan Stanley, through Morgan Stanley Investment Management, is one of the largest global asset management organizations of any full-service securities firm, with $424 billion of assets under management or supervision as of November 30, 2004. Morgan Stanley’s investment management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore, and India manage investment products, ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investment products in developed and emerging markets. Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Individual Investors.    Morgan Stanley offers proprietary open- and closed-end funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies and financial planners. A small number of unaffiliated broker-dealers account for a substantial portion of Van Kampen fund sales. Morgan Stanley also sells Van Kampen funds directly and through numerous retirement plan platforms. Internationally, Morgan Stanley distributes investment products to individuals outside the U.S. through international non-proprietary distributors.

Institutional Investors.    Morgan Stanley provides investment management products and services to institutional investors worldwide, including pension plans, corporations, private funds, non-profit organizations, foundations, endowments, governmental agencies, insurance companies and banks. Products and services are available to institutional investors primarily through separate accounts, U.S. and non-U.S. mutual funds and other pooled vehicles. Morgan Stanley Investment Management sub-advises funds for various unaffiliated financial institutions and intermediaries. A global sales force and a team dedicated to covering the investment consultant industry serve institutional investors. Morgan Stanley offers clients alternative investment products primarily through Alternative Investment Partners, a joint venture that utilizes a fund-of-funds strategy to invest in hedge funds and private equity funds.

Private Equity Activities.    Morgan Stanley’s private equity funds generally invest in companies in a range of industries worldwide. Morgan Stanley typically acts as general partner and advisor of its private equity funds and typically commits to invest a minority of the capital of such funds, with subscribing limited partners contributing the remainder. An independent private equity firm manages the Morgan Stanley Capital Partners funds in a sub-advisory capacity.

Operations.    Morgan Stanley Investment Management performs a variety of functions required to support its business either through its operations group or through agreements with unaffiliated third parties. These functions include transfer agency, mutual fund accounting and administration, transaction processing, custodial, trustee and other fiduciary services, on behalf of institutional, retail and intermediary clients.

Credit Services.*

Based on its approximately 46.2 million general purpose credit card accounts at November 30, 2004, Morgan Stanley, through its Credit Services business, is one of the largest single issuers of general purpose credit cards in the U.S. Morgan Stanley’s Credit Services business includes DFS, which offers Discover-branded credit cards issued by Discover Bank and other consumer products and services; Discover Network, which operates Morgan Stanley’s merchant and cash access network; PULSE, an ATM/debit network; and its Consumer Banking Group International in the U.K.

Credit Cards and Services.    DFS offers several general purpose credit cards that are designed to appeal to different market segments of consumers and that are used on the Discover Network, including the Discover Classic Card, the Discover Platinum Card, the Discover Gold Card, the Discover Titanium Card, the Miles Card from Discover as well as affinity cards and Discover gift cards. DFS offers other consumer finance products and services, including home loans that are offered to Individual Investor Group and DFS customers, and credit protection products. DFS offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other accounts or credit sources. In the U.K., Consumer Banking Group International offers the Morgan Stanley Card, the Leeds and Holbeck Card and the Morgan Stanley buy and fly! MasterCard on the MasterCard® network, and personal loan products.

DFS offers cardmembers other customer services. Pursuant to the Cashback Bonus® award program, DFS provides certain cardmembers awards based upon their level and type of purchases. Cardmembers may register their account online at discovercard.com, which offers a menu of free e-mail notifications to inform cardmembers about the status of their accounts, including reminders that cardmembers are approaching their credit limit or that a minimum payment is due. Cardmembers may view detailed account information and receive exclusive discounts and special Cashback Bonus awards by shopping at the internet ShopCenterSM. In addition, the Discover Deskshop® virtual credit card enables cardmembers to use a single-use credit card number (a unique credit card number used for purchases at a single web site) for online purchases so that cardmembers never have to reveal their actual card number. As of November 30, 2004, DFS had over 13 million Discover cardmembers registered at discovercard.com.

Network.    Only merchants that are participants in the Discover Network accept DFS’s general purpose credit cards. Established in 1986, Discover Network is the largest proprietary credit card network in the U.S. In January 2005, DFS announced that GE Consumer Finance will issue a new card, Wal-Mart Discover, on the Discover Network.

*	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s interest rate and credit risk management structure, policies and procedures.

Discover Network operates the network and acquiring businesses primarily in the U.S., provides customized programs to its merchants in such areas as processing, and otherwise tailors program terms to meet merchant needs. Discover Network utilizes its own national sales and support force, independent sales agents and telemarketing force to maintain and increase its merchant base.

With its acquisition in January 2005 of PULSE, an ATM/debit network that links an estimated 90 million cardholders with more than 250,000 ATMS and 3.3 million POS terminals at retail locations nationwide, Credit Services offers financial institutions of various sizes a full-service debit platform and a complete product set, including credit, signature debit, PIN debit, gift card, stored value card and ATM services.

Operations.    Credit Services performs the functions required to service and operate card accounts either by itself or through agreements with unaffiliated third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services and collection of delinquent accounts. Credit Services maintains several operations centers throughout the U.S. and one in Scotland. Systems at computer centers operated by an unaffiliated services provider also support the operations of Credit Services.

Competition.

All aspects of Morgan Stanley’s businesses are highly competitive and Morgan Stanley expects them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments.

Institutional Securities and Individual Investor Group.    Morgan Stanley competes directly in the U.S. and globally with other securities and financial services firms, brokers and dealers. Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. Morgan Stanley competes with some of its competitors globally and with others on a regional or product basis.

Morgan Stanley’s competitive position depends on its reputation, the quality of its personnel, its products, services and advice, ability to make capital commitments, execution capability, relative pricing and innovation. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation costs.

Morgan Stanley’s ability to access capital at competitive rates (which is generally dependent on Morgan Stanley’s credit ratings) and to commit capital efficiently, particularly in its capital-intensive underwriting and sales, trading, financing and market-making activities, also affects its competitive position. Corporate clients continue to request that Morgan Stanley provide loans or lending commitments in connection with certain investment banking activities and Morgan Stanley expects this activity to continue in the future.

Certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services industries have been acquired by or merged into other firms. Such convergence could result in Morgan Stanley’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition may become even more intense as Morgan Stanley continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence in certain areas. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

Morgan Stanley has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute trades electronically through the internet and other alternative trading systems has increased the pressure on trading commissions. The trend toward the use of alternative trading systems will likely continue. In addition, decimalization has led to a reduction in revenues and the implementation of a fee-based pricing structure in our Nasdaq trading business. It is possible that Morgan Stanley will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices.

Investment Management.    Competition in the asset management industry is affected by several factors, including performance of investment products relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels, and the types and quality of products offered. Morgan Stanley’s products compete with the funds and separately managed account products of other asset management firms and other investment alternatives, including hedge funds.

Credit Services.    DFS competes directly with other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark), charge cards, credit cards that travel and financial advisory companies issue and debit cards. Credit cards that may be issued on the Discover Network by other financial institutions may also compete with credit cards offered by DFS through Discover Bank. Competition centers on merchant acceptance of credit cards, account acquisition and customer utilization. Merchant acceptance is based on competitive transaction pricing and the volume and usage of cards in circulation. Account acquisition and customer utilization are driven by competitive and appealing credit card features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to compete and grow.

On October 4, 2004, the U.S. Supreme Court rejected an appeal by Visa and MasterCard in U.S. v. Visa/MasterCard. The trial and appellate courts found that Visa and MasterCard rules and policies that prevented virtually all U.S. financial institutions from doing business with competing networks violated the antitrust laws. Following this decision, Credit Services filed a lawsuit in federal court in New York seeking damages for harm caused by the anti-competitive rules. Now that these rules have been struck down as illegal, financial institutions (in addition to Discover Bank) will be able to issue credit and debit cards on the Discover Network. For example, GE Consumer Finance will issue a new card, Wal-Mart Discover, on the Discover Network and DFS’s acquisition of PULSE will enable Credit Services to offer financial institutions a full service debit platform and associated products.

Regulation.

Most aspects of Morgan Stanley’s business are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Aspects of Morgan Stanley’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the NYSE.

New laws or regulations or changes to existing laws and regulations (including changes in the interpretation or enforcement thereof) could materially adversely affect the financial condition or results of operations of Morgan Stanley. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of its business, Morgan Stanley faces complexity and additional costs in its compliance efforts.

Consolidated Supervision and Revised Capital Standards.    In April 2004, the SEC approved the Consolidated Supervised Entities rule (the “CSE Rule”) that establishes a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The CSE Rule also would allow MS&Co., one of Morgan Stanley’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under the CSE Rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). In December 2004, Morgan Stanley applied to the SEC for permission to operate under the CSE Rule and expects to be approved in fiscal 2005.

Morgan Stanley continues to work with its regulators to understand and assess the impact of the CSE Rule and Basel II capital standards. Morgan Stanley cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and may affect capital raising and allocation decisions.

Anti-Money Laundering.    Morgan Stanley’s Anti-Money Laundering (“AML”) Program is coordinated and implemented on an enterprise-wide basis. In the U.S., for example, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) imposes significant new obligations to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers and mutual funds to identify and verify customers that maintain accounts. The PATRIOT Act also mandates that certain types of financial institutions report suspicious activity to appropriate law enforcement or regulatory authorities. An institution subject to the PATRIOT Act also must provide employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML Program. Outside the U.S., applicable laws and regulations subject designated types of financial institutions to similar AML requirements. Morgan Stanley has established appropriate policies, procedures and internal controls that are designed to comply with these AML requirements

Protection of Client Information.    Many aspects of Morgan Stanley’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach-Bliley Act of 1999 and the Fair and Accurate Credit Transactions Act of 2003 in the U.S. and the European Union Data Protection Directive in the EU. Morgan Stanley has adopted policies and procedures in response to such requirements.

Institutional Securities and Individual Investor Group.

Broker-Dealer Regulation.    MS&Co. and MSDWI are registered as broker-dealers with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and are members of self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the “NASD”) and securities exchanges, including the NYSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and retention, and the conduct of their directors, officers, employees and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

Margin lending by broker-dealer subsidiaries is regulated by the Federal Reserve Board’s restrictions on lending in connection with customer and proprietary purchases and short sales of securities, as well as securities borrowing and lending activities. Such subsidiaries are also required by NASD and NYSE rules to impose maintenance requirements on the value of securities contained in margin accounts. In many cases, Morgan Stanley’s margin policies are more stringent than these rules.

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

As registered broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co. and MSDWI, are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Many non-U.S. securities exchanges and regulatory authorities either have imposed or are proposing rules relating to capital requirements applicable to Morgan Stanley’s broker-dealer subsidiaries. These rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. See also Note 13 in “Notes to Financial Statements” in Part II, Item 8. NASD rules also impose limitations on the transfer of a broker-dealer’s assets.

Compliance with the capital requirements may limit Morgan Stanley’s operations requiring the intensive use of capital. Such requirements restrict Morgan Stanley’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect Morgan Stanley’s ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require Morgan Stanley to make substantial capital infusions into one or more of its broker-dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule.

Additional Regulation of U.S. Entities.    As registered futures commission merchants, MS&Co. and MSDWI are subject to the net capital requirements of, and their activities are regulated by, the Commodity Futures Trading Commission (the “CFTC”) and various commodity exchanges. Certain subsidiaries of Morgan Stanley are registered with the CFTC as commodity trading advisors and/or commodity pool operators. Morgan Stanley’s futures and options-on-futures businesses are also regulated by the National Futures Association (the “NFA”), a registered futures association, of which MS&Co. and MSDWI and certain of their affiliates are members. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Morgan Stanley Capital Group Inc., through which Morgan Stanley conducts certain power generation and trading activities, is subject to extensive and evolving energy, environmental and other governmental laws and regulations. In the past several years, intensified scrutiny of the energy markets by federal, state and local authorities and the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and trading.

Morgan Stanley Bank, through which Morgan Stanley conducts certain financing and lending activities, is an industrial bank chartered under the laws of the State of Utah. It has deposits insured by the FDIC and is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC. Morgan Stanley Bank is not considered a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”). See also “Credit Services” below.

Morgan Stanley Trust National Association, a wholly-owned subsidiary, is a federally chartered national bank whose activities are limited to fiduciary activities, primarily personal trust services. It is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency. Morgan Stanley Trust, National Association is not FDIC-insured and is not considered a “bank” for purposes of the BHCA.

Non-U.S. Regulation.    Morgan Stanley’s securities and futures businesses are also regulated extensively by non-U.S. governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. For instance, the Financial Services Authority, the London Stock Exchange and Euronext.liffe regulate its activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; The Swiss Federal Banking Commission regulates its activities in Switzerland; the Comisión Nacional del Mercado del Valores (C.N.M.V.) regulates its activities in Spain; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate its business in Singapore.

Research.    Both U.S. and non-U.S. regulators continue to focus on research conflicts of interest. Research-related regulations have been implemented in many jurisdictions and are proposed or under consideration in other jurisdictions. New and revised requirements resulting from these regulations and the global research settlement with U.S. Federal and state regulators (to which Morgan Stanley is a party) have necessitated the development of corresponding policies and procedures.

Investment Management.    The majority of subsidiaries related to Morgan Stanley’s investment management activities and others, including MS&Co. and MSDWI, are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its investment management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in various investment management activities for specified periods of time, the revocation of registrations, other censures and fines. The SEC has also adopted numerous rules and new requirements relating to the operation of the investment management business.

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

Morgan Stanley Trust, a wholly-owned subsidiary, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the federal Office of Thrift Supervision (“OTS”). As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. Subsidiaries of Morgan Stanley, including Morgan Stanley Trust, are registered transfer agents subject to regulation and examination by the SEC.

Credit Services.    Morgan Stanley conducts substantial portions of its Credit Services business in the U.S. through its wholly-owned indirect subsidiary, Discover Bank, a state bank chartered under the laws of the State of Delaware. Discover Bank’s deposits are insured by the FDIC and it is subject to comprehensive regulation and periodic examination by the Office of the Delaware Bank Commissioner and by the FDIC.

Generally, a company that controls a “bank,” as defined in the BHCA, is required to register as a bank holding company and is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. Discover Bank is considered a “bank” under the BHCA; however, under the BHCA, Morgan Stanley’s control of Discover Bank is grandfathered and Morgan Stanley is generally not treated as a bank holding company for purposes of the BHCA as long as Discover Bank either refrains from engaging in commercial lending or taking demand deposits.

Federal and state consumer protection laws and regulations regulate extensively the relationships among cardholders and credit card issuers. Under federal law, Discover Bank may charge interest at the rate allowed by Delaware law, the state in which it is located, and export such interest rate to all other states. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank. Federal and state bankruptcy and debtor relief laws may have a financial impact on Credit Services to the extent such laws result in any loans being charged off as uncollectible.

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

Morgan Stanley conducts its U.K. credit card and personal loan business through Morgan Stanley Bank International Limited, Morgan Stanley’s chartered bank in the U.K., which is subject to regulation related to capital adequacy, consumer protection and deposit protection. The bank is governed primarily by the U.K.’s Financial Services and Markets Act 2000 and its activities are supervised by the Financial Services Authority and by the Office of Fair Trading in relation to its consumer credit activities.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley (all of whom are members of Morgan Stanley’s Management Committee) and their ages and titles as of February 10, 2005 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Philip J. Purcell (61).    Chairman of the Board of Directors and Chief Executive Officer (since May 1997). Director of AMR Corporation.

Stephan F. Newhouse (57).    President (since December 2003). Co-President and Chief Operating Officer of Institutional Securities (September 2000 to December 2003). Deputy head of Institutional Securities (December 1997 to September 2000) and Chairman of Morgan Stanley & Co. International Limited (December 2000 to November 2003).

Tarek F. Abdel-Meguid (48).    Head of Investment Banking Division (since September 2000). Deputy Head of Investment Banking Division (May 1997 to September 2000).

Stephen S. Crawford (40).    Executive Vice President and Chief Administrative and Risk Officer (since March 2004). Executive Vice President and Chief Financial Officer (March 2001 to March 2004). Executive Vice President and Chief Strategic and Administrative Officer (June 2000 to March 2001). Managing Director of MS&Co. (since 1998).

Zoe Cruz (50).    Head of Fixed Income Division (since September 2000). Co-Head of Foreign Exchange Department (August 1993 to September 2000).

John P. Havens (48).    Head of Institutional Equity Division (since September 2000). Managing Director of MS&Co. (since 1990). Director of Nasdaq Stock Market, Inc.

Roger C. Hochschild (40).    President and Chief Operating Officer of DFS (since January 2004). Executive Vice President and Chief Strategic and Administrative Officer (March 2001 to January 2004). Executive Vice President of DFS (November 1998 to February 2001).

Donald G. Kempf, Jr. (67).    Executive Vice President, Chief Legal Officer and Secretary (since December 1999). Partner at the law firm of Kirkland & Ellis (1971 to January 2000) and a member of its management committee (1981 to 1998).

Mitchell M. Merin (51).    President and Chief Operating Officer of Investment Management (since December 1998). Director or trustee of approximately 55 registered investment companies for which Morgan Stanley Investment Management serves as investment manager or investment advisor.

David W. Nelms (43).    Chairman and Chief Executive Officer of DFS (since January 2004). President and Chief Operating Officer of DFS (September 1998 to January 2004).

Vikram S. Pandit (48).    President and Chief Operating Officer of Institutional Securities (since December 2003, Co-President September 2000 to December 2003). Head of Institutional Equity Division (May 1997 to September 2000).

Joseph R. Perella (63).    Chairman of Institutional Securities (since September 2000). Head of Investment Banking Division (January 1997 to September 2000).

John H. Schaefer (52).    President and Chief Operating Officer of Individual Investor Group (since June 2000). Executive Vice President and Chief Strategic and Administrative Officer (June 1998 to June 2000).

David H. Sidwell (51).    Executive Vice President and Chief Financial Officer (since March 2004). Chief Financial Officer of the investment bank of J.P. Morgan Chase & Co. (December 2000 to March 2004). Controller of J.P. Morgan & Co. Incorporated (April 1994 to January 2001).

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

Morgan Stanley occupies approximately 1,800,000 square feet at various locations in Manhattan under leases expiring between 2005 and 2013. Morgan Stanley also leases approximately 420,000 square feet in Brooklyn, New York under a lease expiring in 2013 and approximately 440,000 square feet in Jersey City, New Jersey under leases expiring between 2005 and 2013. In December 2004, Morgan Stanley reached an agreement to lease, beginning in January 2005, approximately 445,000 square feet at One New York Plaza in New York, New York under a lease expiring in 2014.

Morgan Stanley’s London headquarters are located at 25 Cabot Square, Canary Wharf where it occupies approximately 450,000 square feet and owns the freehold interest in the land and the building. Morgan Stanley also leases approximately 1,170,000 square feet at locations in Canary Wharf under lease arrangements expiring or with break options occurring between 2005 and 2028.

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

*	The indicated total aggregate square footage leased is at November 30, 2004 and does not include space occupied by Morgan Stanley securities branch offices.

the communities where these properties are located. Morgan Stanley believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings.

(a) Morgan Stanley is involved in the following legal proceedings:

IPO Fee Litigation.

In November and December 1998, purported class actions, later consolidated into In re Public Offering Fee Antitrust Litigation, were initiated in the U.S. District Court for the Southern District of New York (the “SDNY”) against Morgan Stanley and 24 other underwriters. The consolidated amended complaint, filed on behalf of purchasers of certain shares in initial public offerings (“IPOs”), alleges that defendants conspired to fix the underwriters’ spread in IPOs of U.S. companies at 7%, particularly in issuances of $20 to $80 million, in violation of Section 1 of the Sherman Act. The consolidated amended complaint seeks treble damages and injunctive relief. During 2001, the Court dismissed this action with prejudice and denied plaintiffs’ motion to amend the complaint to include an issuer plaintiff, but stated that any class actions brought on behalf of issuer plaintiffs were not affected by this decision. On December 13, 2002, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the district court’s dismissal and remanded the purchaser case to the trial court. On June 24, 2003, defendants filed a supplemental brief in support of their motion to dismiss on the ground of standing. On February 24, 2004, the Court dismissed plaintiffs’ claims for damages on standing grounds, but did not dismiss the claim for injunctive relief.

Other purported class actions were filed in the SDNY by issuer plaintiffs making similar antitrust allegations with respect to the 7% underwriters’ spread, and on May 23, 2001, the Court consolidated these actions under the caption In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. During 2002, the Court denied defendants’ motion to dismiss the issuer plaintiffs’ complaint. On June 26, 2003, the Court denied defendants’ motion to dismiss both the purchaser and issuer class actions on grounds of implied immunity. On March 9, 2004, the Court supplemented its 2002 order denying defendants’ motion to dismiss the issuer plaintiffs’ claims after considering all of defendants’ arguments on statute of limitations grounds.

On September 16, 2004, plaintiffs filed motions for class certification in both the purchaser and issuer class actions.

IPO Allocation Matters.

In March 2001, a purported class action, now captioned In re Initial Public Offering Antitrust Litigation, was initiated in the SDNY against Morgan Stanley and numerous other underwriters of various IPOs. The consolidated amended complaint alleged that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed (“tie-in purchases”) at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). The complaint alleged violations of federal and/or state antitrust laws, including Section 1 of the Sherman Act. On November 3, 2003, the Court dismissed all of the federal and state antitrust claims. On April 14, 2004, the Court denied plaintiffs’ motion for reconsideration of the dismissal. On June 23, 2004, plaintiffs submitted their appeal to the Second Circuit.

Also beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints make factual allegations similar to the complaint in the antitrust action described above, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. On February 19, 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. On June 10, 2004, plaintiffs and issuer defendants entered into a definitive settlement agreement under which insurers of the issuers would guarantee recovery of at least $1 billion by class members. As part of the settlement, the settling issuer defendants would assign to the class members certain claims they may have against the underwriters. On June 14, 2004, those parties jointly moved for approval of the proposed settlement. On October 13, 2004, the Court granted in large part plaintiffs’ motions for class certification in six focus cases selected for class certification briefing. In November and December 2004, purported assignees of certain issuers filed suit against several members of the underwriting syndicate, including Morgan Stanley, on the ground that underwriters breached the underwriting agreement and related duties by allocating shares in each company’s IPO to customers who allegedly paid the underwriters “excess compensation.” The assignment was conferred in the issuers’ settlement, and plaintiffs have moved to stay this action pending approval of the issuers’ settlement.

On or about April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against Morgan Stanley and two other underwriters. The complaint was brought on behalf of a class of issuers that issued IPO securities from January 1, 1998 to October 31, 2000 pursuant to underwriting agreements with defendants and whose securities increased in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants’ favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint seeks unspecified damages for allegedly underpricing the IPOs, as well as indemnification and contribution for the costs of defending securities class action lawsuits brought by shareholders relating to issuers’ IPOs. On August 27, 2004, the Court granted in part and denied in part defendants’ motion to dismiss, dismissing a breach of contract claim and the claims for indemnification and/or contribution.

On or about May 18, 2004, Morgan Stanley entered into a settlement with the NASD to resolve a matter relating to IPO allocation practices and the receipt of higher than usual commission rates. Morgan Stanley submitted a Letter of Acceptance, Waiver and Consent for the purpose of settling alleged violations of NASD Rule 2110 requiring member firms to observe high standards of commercial honor and adhere to just and equitable principles of trade. Morgan Stanley consented, without admitting or denying the allegations, to the imposition of a censure, a fine of $490,000 and a payment of $4.9 million in disgorgement for receiving high commissions from approximately 25 customers without inquiry and within one day of allocating shares of “hot” IPOs to those customers.

On January 25, 2005, the SEC announced a settlement with MS&Co. and Goldman Sachs & Co. resolving the SEC’s investigation relating to IPO allocation practices. The SEC filed a settled civil injunction action in the United States District Court for the District of Columbia against MS&Co. relating to the allocation of stock to institutional customers in IPOs underwritten during 1999 and 2000. Under the terms of the settlement, Morgan Stanley agreed, without admitting or denying the allegations, to the entry of a judgment enjoining it from violating Rule 101 of Regulation M and the payment of a $40 million civil penalty. The court approved the settlement on February 4, 2005. The complaint alleges that MS&Co. violated Rule 101 of Regulation M by attempting to induce certain customers who received allocations of IPOs to place purchase orders for additional shares in the aftermarket. No allegation of fraud or impact on the market was made.

Research Matters.

On April 28, 2003, Morgan Stanley, along with nine other financial services firms operating in the U.S., reached a settlement with the SEC, the New York State Attorney General’s Office, the NYSE, the NASD, and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations relating to alleged research conflicts of interest. Without admitting or denying allegations with respect to violations of certain rules of the NYSE and NASD relating to investment research activities (there were no allegations of fraud or federal securities law violations made against Morgan Stanley), Morgan Stanley entered into consents and other documentation pursuant to which Morgan Stanley agreed, among other things, to (1) pay $25 million as a penalty, (2) pay $25 million as disgorgement of commissions and other monies, (3) provide $75 million over five years to make available independent third-party research to clients, (4) adopt internal practices and procedures that will further enhance steps it has taken to ensure research analyst integrity and promote investor confidence and (5) be permanently restrained and enjoined from violating certain rules of the NYSE and NASD relating to investment research activities. In connection with the final settlement, Morgan Stanley also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to certain corporate executives and directors. The settlement has been approved by the SEC, the NYSE, the NASD, the SDNY and almost all states, and was entered as a court-ordered injunction in the SDNY on October 31, 2003.

On May 30, 2003, the SEC issued a subpoena to Morgan Stanley requesting documents and information in connection with its continuing investigation of research analysts’ conflicts of interests, focusing on supervision by the heads of equity research and investment banking. The SEC issued similar subpoenas to all of the firms that settled the investigations regarding research independence matters. Morgan Stanley continues to receive, and respond to, subpoenas and requests for documents, information and witness testimony.

Starting in 2001 and continuing through 2004, Morgan Stanley has been named as a defendant in a number of civil actions, including class, shareholder and derivative actions, alleging various claims relating to research analysts’ conflicts of interest.

On May 21, 2004, in Fogarazzo v. Lehman Bros., et al., a case filed in the SDNY against Morgan Stanley and two other underwriters alleging that underwriters failed to disclose that they were issuing positive research on RSL Communications, Inc. to obtain investment banking business, the Court denied defendants’ motion to dismiss.

On June 30, 2004, the Supreme Court of the State of New York dismissed Striffler v. Purcell, et al., a shareholder derivative action against certain current or former members of the Board of Directors and certain other officers alleging breach of fiduciary duty in connection with research practices. On July 30, 2004, plaintiff filed a notice of appeal.

On July 23, 2004, in State of West Virginia ex rel. Darrell v. Bear Stearns & Co., Inc., et al., a case filed in the Circuit Court of Marshall County, West Virginia against Morgan Stanley and nine other firms that settled regulatory actions in connection with research independence matters seeking to impose civil fines for alleged violations of the West Virginia Consumer Credit and Protection Act based on alleged conflicts of interest between defendants’ investment bankers and research analysts, the Court denied defendants’ motion to dismiss and certified a question for the Supreme Court of Appeals of West Virginia. On September 21, 2004, defendants filed a Petition for Review of Certified Question with the Supreme Court of Appeals of West Virginia. On January 24, 2005, the Supreme Court of Appeals accepted review of the certified question.

On September 29, 2004, the SDNY dismissed Shah v. Morgan Stanley & Co. Inc., et al., a shareholder class action alleging that Morgan Stanley’s stock price declined upon disclosure of the 2003 global research settlement and alleged banking-research conflicts. On November 10, 2004, plaintiffs filed a notice of appeal.

Mutual Fund Matters.

Sales Practices.    On July 14, 2003, the Massachusetts Securities Division (the “Division”) filed an administrative complaint alleging that Morgan Stanley filed false information in response to an inquiry from the Division pertaining to mutual fund sales practices. On August 11, 2003, the Division filed an administrative complaint, alleging that Morgan Stanley failed to make disclosures of incentive compensation for proprietary and partnered mutual fund transactions. On November 25, 2003, the Division filed an administrative complaint, alleging that a former branch manager engaged in securities fraud and dishonest conduct in promoting the sales of proprietary mutual funds. On May 24, 2004, the presiding hearing officer granted Morgan Stanley’s motion to dismiss all claims relating to Morgan Stanley’s differential compensation practices and its receipt of remuneration from third-party fund families, holding that these practices did not violate any state law or regulation. Regarding the Division’s complaint filed on July 14, 2003, Morgan Stanley waived its right to a hearing and agreed to pay an administrative fine of $25,000 on September 27, 2004. Regarding the Division’s complaints filed on August 11, 2003 and November 25, 2003, hearings were concluded on December 20, 2004, and the parties are awaiting a decision from the independent hearing officer.

From October 2003 to December 2003, nine purported class actions now captioned In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation, were initiated in the SDNY against Morgan Stanley, including certain subsidiaries and various Morgan Stanley and Van Kampen mutual funds, and certain officers of Morgan Stanley and its affiliates and certain trustees of the named Morgan Stanley funds. The consolidated amended complaint was filed on behalf of all persons or entities, other than defendants, who purchased or held shares of certain Morgan Stanley or Van Kampen mutual funds from October 1, 1999 to November 17, 2003 against Morgan Stanley, including certain subsidiaries and various Morgan Stanley and Van Kampen funds. Plaintiffs allege that defendants gave their sales force economic incentives to promote the sale of proprietary mutual funds and that they improperly failed to disclose these economic incentives. The complaint also alleges that defendants improperly used Rule 12b-1 fees and that the named funds paid excessive commissions to MSDWI in connection with the sale of proprietary funds. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act, Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, Section 206 of the Investment Advisors Act of 1940, Sections 34(b), 36(b) and 48(a) of the Investment Company Act of 1940, and of common law fiduciary duties. The consolidated amended complaint seeks, among other things, compensatory damages, rescissionary damages, fees and costs. On July 2, 2004, defendants filed a motion to dismiss the consolidated amended complaint.

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

On June 17, 2004, the New Hampshire Bureau of Securities Regulation filed a petition for relief against MSDWI alleging, among other things, that a former representative solicited certain customers to purchase certain unregistered, non-exempt securities, that certain managers promoted the sale of proprietary mutual funds and other products by the use of certain “sales contests” and that MSDWI failed to disclose the allegedly material fact of such contests. The petition for relief seeks, among other things, an administrative fine of $500,000 and an order to show cause why MSDWI’s broker-dealer license should not be suspended or revoked.

Late Trading and Market Timing.    Starting in July 2003, Morgan Stanley received subpoenas and requests for information from various regulatory and governmental agencies, including the Attorney General of the State of New York, the SEC, NASD, the Massachusetts Securities Division, the U.S. Attorney’s Office of Massachusetts and the Office of the State Auditor and the Attorney General of West Virginia in connection with industry-wide investigations of broker-dealers and mutual fund complexes relating to possible late trading and market timing of mutual funds. Morgan Stanley is cooperating with these and other regulatory investigations and continues to receive, and respond to, subpoenas and requests for documents and information from the SEC, NASD and other regulators.

On December 18, 2003, a purported class action, captioned Jackson v. Van Kampen Series Fund, Inc. and Van Kampen Investment Advisory Corp., was filed in the Circuit Court of Madison County, Illinois, alleging that defendants failed to make daily adjustments for fluctuations between the U.S. and foreign markets in calculating net asset values in the Van Kampen International Magnum Fund, thereby exposing long-term shareholders to the effects of market-timing trades. Defendants removed the case to federal court, but, on April 1, 2004, the case was remanded to state court. The complaint seeks, among other things, compensatory and punitive damages. On April 30, 2004, defendants appealed to the U.S. Court of Appeals for the Seventh Circuit seeking review of the decision to remand the case from federal to state court. On August 10, 2004, the state court denied defendants’ motion to dismiss.

On February 20, 2004, a derivative action, captioned Starr v. Van Kampen Investments Inc., et al., was filed in the U.S. District Court for the Northern District of Illinois on behalf of various Van Kampen mutual funds against Van Kampen Investments Inc., Van Kampen Asset Management Inc., Morgan Stanley, MSDWI, Morgan Stanley Investment Advisors Inc. and individual trustees of the funds. The original complaint alleges violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940, and common law breach of fiduciary duty with respect to Van Kampen’s participation in certain mutual fund marketing programs operated by MSDWI. Plaintiff seeks, among other things, to remove current trustees, to rescind the management contracts for the Van Kampen Funds and to replace the manager, disgorgement, monetary damages, including punitive damages and interest, and fees and expenses. On April 26, 2004, the Court ordered the action transferred to the SDNY for coordination with In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation. On December 8, 2004, defendants filed a motion to dismiss the First Amended Derivative Complaint. On December 23, 2004, plaintiff filed a Motion for Leave to File a Second Amended Derivative Complaint adding a new allegation that defendants permitted or recklessly disregarded market timing or late trading in Van Kampen funds. On December 23, 2004, plaintiff also filed a Notice of Tag-Along Action with the Judicial Panel on Multidistrict Litigation, requesting that the case be transferred to the United States District Court for the District of Maryland (the “Maryland District Court”). On January 28, 2005, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order. On February 3, 2005, the parties agreed that plaintiff’s proposed Second Amended Derivative Complaint would be withdrawn and that the allegations regarding market-timing and late trading asserted therein would be filed in a separate complaint in the Maryland District Court in coordination with In re Mutual Funds Investment Litigation. The parties also stipulated that the Starr case in the SDNY would be stayed and placed on the Court’s suspense calendar until the later of a decision on the pending motions to dismiss in In re Morgan Stanley and Van Kampen Mutual Fund Securities Litigation or a decision by the Maryland District Court of any motion to dismiss the Maryland litigation.

On September 29, 2004, MSDWI was added as a defendant in two of the actions that are part of the multi-district market-timing litigation captioned In re Mutual Funds Investment Litigation in the United States District Court for the District of Maryland. The complaints, Lepera v. Invesco Funds Group, Inc., et al., and Riggs v. Massachusetts Financial Services Company, et al., assert claims against MSDWI for unjust enrichment, aiding and abetting, breach of fiduciary duty, and violation of Section 10(b) of the Exchange Act and seek, among other things, compensatory and punitive damages. These claims are based on allegations that MSDWI was among a group of broker-dealers that facilitated market-timing transactions in various mutual funds controlled by third parties.

Other.    On September 28, 2001, a purported class action, Abrams v. Van Kampen Funds Inc., et al., was commenced in the U.S. District Court for the Northern District of Illinois against Van Kampen Funds Inc., Van Kampen Investment Advisory Corp., Van Kampen Prime Rate Income Trust and certain of the Trust’s officers and trustees. The complaint alleges that, from September 30, 1998 to March 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating the Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. In 2002, the Court granted in part and denied in part defendants’ motion to dismiss and granted the lead plaintiff’s motion for class certification. On June 24, 2004, the Court denied plaintiff’s motion for summary judgment and granted in part and denied in part defendants’ motion for summary judgment. On December 8, 2004, the Court dismissed with prejudice plaintiffs’ claims under Section 12(a)(2) of the Securities Act and plaintiffs’ common law fiduciary duty claims.

On November 14, 2001, a purported class action, Hicks v. Morgan Stanley & Co., et al., was filed in the SDNY against Morgan Stanley & Co., Morgan Stanley Dean Witter Services Company Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Dean Witter Prime Income Trust, and certain of the Trust’s officers and trustees. The complaint alleges that, between November 1, 1998 and April 26, 2001, defendants violated certain provisions of the Securities Act and common law fiduciary duties by misstating the Trust’s net asset value in its prospectus, registration statement and financial reports. The complaint seeks rescissionary damages, unspecified damages, interest, fees and costs. In 2002, the Court dismissed the state law claims. On July 16, 2003, the Court granted plaintiffs’ motion for class certification. The parties reached an agreement-in-principle to settle the matter. On December 9, 2004, the Court entered an Order Preliminarily Approving the Proposed Settlement, Directing Issuance of Notice to the Class, and Setting a Fairness Hearing.

In 2002, several purported class action complaints were filed in the SDNY against Morgan Stanley, the Morgan Stanley Technology Fund, the Morgan Stanley Information Fund, Morgan Stanley Investment Management, Inc., and certain other subsidiaries of Morgan Stanley, alleging securities fraud violations in connection with the underwriting and management of the Technology Fund and the Information Fund and seeking unspecified damages for losses on investments in these funds. Plaintiffs allege that Morgan Stanley analysts issued overly optimistic stock recommendations to obtain investment banking business and that investment banking considerations influenced investment decisions made by the fund managers. On August 29, 2003, the SDNY entered an Order approving the parties’ stipulation to stay the actions pending the decision of the Second Circuit in an appeal from the dismissal of a similar case brought against another party by the same plaintiffs’ law firm.

On February 24, 2003, a putative class action captioned Edward Benzon, et al., v. Morgan Stanley Distributors Inc., et al., was commenced in the U.S. District Court for the Middle District of Tennessee against Morgan Stanley Distributors Inc., Morgan Stanley Investment Advisors Inc., Morgan Stanley Investment Management Inc., Morgan Stanley Investments L.P., MSDWI, and Morgan Stanley. The complaint alleges that defendants failed to disclose certain benefits of Class A and Class C shares relative to Class B shares in the prospectuses of certain Morgan Stanley mutual funds and the alleged financial conflicts of Morgan Stanley representatives in selling Class B shares. In addition to individual claims asserted on behalf of the named plaintiffs, the complaint alleges, on behalf of a purported class of investors who purchased Class B shares from February 25, 1998 to the present, violations of Sections 11 and 12 of the Securities Act and Section 10(b) of the Exchange Act. The complaint seeks unspecified rescissionary damages, unspecified damages, interest, fees and costs. On January 8, 2004, the Court granted defendants’ motions to dismiss. On February 5, 2004, plaintiffs’ motion to alter or amend judgment and for leave to file an amended complaint was denied. On February 17, 2004, plaintiffs filed a notice of appeal, which appeal is now pending before the U.S. Court of Appeals for the Sixth Circuit.

On May 21, 2004, a putative class action captioned The Robert N. Clemens Trust, et al., v. Morgan Stanley DW Inc. was filed in the U.S. District Court for the Western District of Tennessee. The complaint alleges that the defendant’s representatives inappropriately recommended Class B shares of Morgan Stanley mutual funds. In addition to individual claims asserted on behalf of the named plaintiffs, the complaint alleges on behalf of a purported class of certain purchasers of Morgan Stanley mutual funds’ Class B shares from February 25, 1998 to the present, violations of Section 10(b) of the Exchange Act and Rules 10b-5(a), (b) and (c). The complaint seeks, among other things, disgorgement and restitution of unspecified fees and charges, and unspecified compensatory and punitive damages, interest, fees and costs.

Mutual fund industry practices continue to be the subject of intense regulatory, governmental and public scrutiny. Morgan Stanley has received various regulatory inquiries, relating to, among other things, fees and revenue sharing, and is cooperating with all inquiries, including an SEC investigation regarding the amount of fees charged by certain Morgan Stanley index funds, as well as the process by which those fees were determined.

Electricity Trading Matters.

Morgan Stanley is involved in certain ongoing proceedings arising out of its activities as a wholesale power marketer in the Western energy markets during and after the summer of 2000. These proceedings include a number of purported class actions on behalf of electricity consumers in California and Washington against several power marketers and generators, including Morgan Stanley. These complaints assert violations of state unfair competition statutes based on allegations that, during the summer of 2000, defendants fixed the prices for electricity. In those actions, plaintiffs seek reimbursement of alleged overcharges and punitive damages. An additional class action, Millar v. Allegheny Energy, seeks to rescind various long-term power contracts entered into between California and defendants, including Morgan Stanley. All of the California actions except Millar have been remanded to California Superior Court, and an appeal of the remand decision is pending before the U.S. Court of Appeals for the Ninth Circuit. Millar was removed to the U.S. District Court for the Southern District of California. The Washington class action, City of Tacoma v. American Electric Power Service Corp., is pending in the U.S. District Court for the Western District of Washington.

Morgan Stanley also was named in four proceedings filed with the Federal Energy Regulatory Commission (“FERC”) by counterparties seeking to rescind or modify long-term power contracts entered into during and after the summer of 2000 as allegedly unjust and unreasonable. FERC denied the relief sought in all of these cases, and appeals from FERC’s rulings are pending in the U.S. Court of Appeals for the Ninth Circuit. Morgan Stanley has settled the long-term contract cases brought by the State of California and PacificCorp.

AOL Time Warner Litigation.

Beginning on April 11, 2003, Morgan Stanley has been named as a defendant in one purported class action in the SDNY and a number of individual state court actions involving AOL Time Warner, including cases in New Jersey, Ohio, West Virginia, Pennsylvania, Alaska, and four cases in California that have been coordinated in the Superior Court of the State of California, County of Los Angeles. All these cases also name as defendants AOL Time Warner, numerous individual defendants, AOL Time Warner’s auditors, and other underwriter defendants. The complaints allege that AOL Time Warner issued false and misleading financial statements by inflating advertising revenues, among other things. These complaints also name Morgan Stanley in its capacity as financial advisor to Time Warner in the merger of America Online and Time Warner, and/or as underwriter of bond offerings completed in 2001 and 2002. The complaints allege violations of Section 11 of the Securities Act and Section 14(a) of the Exchange Act (and Rule 14a-9 thereunder) in connection with the merger registration statement, as well as various state laws, and violations of Section 11 and 12(a)(2) of the Securities Act in connection with the bond registration statements.

In 2003, defendants filed motions to dismiss the actions in the SDNY and in the New Jersey and Ohio state courts. In January 2004, the parties agreed to stay the New Jersey action. On May 5, 2004, the Court granted Morgan Stanley’s motion to dismiss in the SDNY action. On May 19, and August 13, 2004, respectively, defendants filed motions to dismiss the West Virginia and Alaska actions. On July 20, 2004, plaintiffs and bank defendants entered into a tolling agreement and stipulation of discontinuance and dismissal in the Pennsylvania action. On September 10, 2004, defendants filed demurrers seeking dismissal of the California coordinated actions. On October 8, 2004, in the Ohio state individual action, the Ohio Court of Common Pleas denied Morgan Stanley’s motion to dismiss the state securities law claims, but dismissed the common law claims.

Coleman Litigation.

On May 8, 2003, a complaint captioned Coleman (Parent) Holdings Inc. v. Morgan Stanley & Co., Inc., was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Fifteenth Circuit”) relating to Coleman (Parent) Holdings Inc.’s (“CPH”) receipt of 14.1 million shares of Sunbeam Corporation common stock when it sold its 82% interest in The Coleman Company (“Coleman”) to Sunbeam on March 30, 1998. The complaint alleges that Morgan Stanley misrepresented Sunbeam’s financial condition, inducing CPH to enter into the transaction, and makes claims for fraudulent misrepresentation, aiding and abetting fraud, conspiracy and negligent misrepresentation. On December 15, 2003, the Court denied Morgan Stanley’s motion to dismiss the CPH complaint. In November 2004, the court allowed CPH to amend its complaint to add a claim for punitive damages. On February 1, 2005, Morgan Stanley’s motion for summary judgment was denied. Trial is scheduled to begin in February 2005.

On March 1, 2004, Morgan Stanley, MS&Co. and Morgan Stanley Senior Funding, Inc. filed an action in the Fifteenth Circuit against Arthur Andersen LLP and certain of its affiliates and former partners. The complaint asserts fraudulent misrepresentation, fraudulent inducement, and aiding and abetting fraud, and seeks to recover damages incurred by Morgan Stanley and its affiliates as a result of their reliance on Arthur Andersen’s certification of Sunbeam’s financial statements. Morgan Stanley filed a First Amended Complaint in August 2004. Between August and September 2004, all defendants filed various motions to dismiss the complaint.

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

In a judgment dated January 12, 2004, the Paris Commercial Court awarded LVMH €30 million for damage to its image and appointed an expert to assist it in assessing whether LVMH is entitled to additional damages, and, if so, in what amount. On October 18, 2004, LVMH filed submissions before the expert claiming €182.9 million in additional damages.

On February 12, 2004, Morgan Stanley filed a notice of appeal against the judgment. The parties are in the process of filing appeal submissions.

Carlos Soto Matter.

In fiscal 2004, Morgan Stanley discovered irregularities in the accounts of certain clients of Carlos Soto, a former registered representative in its San Juan, Puerto Rico branch. Mr. Soto stated that, with respect to certain clients, he had raised some funds by making misrepresentations, issuing false account statements and diverting some funds to accounts he controlled. Morgan Stanley promptly notified regulators and law enforcement. On February 11 and 13, 2004, respectively, the U.S. District Court for District of Puerto Rico granted the SEC’s and Morgan Stanley’s requests for temporary restraining orders freezing Mr. Soto’s assets. On February 19, 2004, Mr. Soto was arrested by federal authorities. On February 20, 2004, in the SEC matter, the Court granted a preliminary injunction freezing Mr. Soto’s assets, and on November 8, 2004, the SEC barred Mr. Soto from any association with any broker or dealer. On December 3, 2004, Morgan Stanley reached a final settlement with the NYSE to resolve this matter (see also “New York Stock Exchange Matter” below). Morgan Stanley is continuing to assist other regulators in their investigations of Mr. Soto’s activities and to resolve customer claims concerning those activities. On November 29, 2004, the U.S. District Court for the District of Puerto Rico presiding in Mr. Soto’s criminal proceeding issued a preliminary order of forfeiture with respect to Mr. Soto’s assets. Morgan Stanley and others have filed petitions in that proceeding with respect to such assets. On January 25, 2005, the United States Attorney’s Office moved to dismiss the third-party petitions.

Parmalat Matter.

From 2001 through 2003, Morgan Stanley entered into interest rate and currency derivative transactions with Parmalat, an Italian publicly-listed company. In 2002 and 2003, Morgan Stanley also was involved in two public and one private bond offerings for Parmalat outside the U.S.

In fiscal 2004, Morgan Stanley and several other financial institutions were requested to provide documents and other information to Italian and U.K. authorities conducting criminal and regulatory investigations relating to

Parmalat, which was declared insolvent on December 27, 2003. Morgan Stanley and several other financial institutions, together with employees of those institutions involved in Parmalat-related matters, are under investigation in Italy. Morgan Stanley is cooperating with these various investigations.

On April 8, 2004, Morgan Stanley voluntarily provided the SEC information concerning its dealings with Parmalat.

On December 17, 2004, the Parma, Italy bankruptcy court ruled to admit the full amount of Morgan Stanley’s €35 million claim in the administration of Parmalat. This claim resulted from amounts due to Morgan Stanley on the closing out of various derivative transactions with Parmalat at the time of its declaration of insolvency.

The administrator of Parmalat is also reviewing past Parmalat transactions and has filed various suits seeking restitution of monies paid by Parmalat to various banks and auditors. On January 27, 2005, the administrator of Parmalat filed an insolvency clawback claim against Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd. in the civil court of Parma, Italy seeking repayment of approximately €136 million. The basis of this claim is that Morgan Stanley allegedly knew that Parmalat was insolvent at the time the monies were paid by Parmalat.

Indonesian Litigation.

In November 2003, two proceedings were initiated in the Indonesian District Courts by two members of the Asia Pulp & Paper Group (PT Indah Kiat Pulp & Paper Tbk and PT Lontar Papyrus Pulp & Paper Industry, respectively) against Morgan Stanley and thirteen other defendants, with respect to two bond issues in 1994 and 1995, guaranteed by plaintiffs, in which Morgan Stanley acted as underwriter. The claims allege that the bond issues were invalid and contrary to Indonesian law, and allege damages in the amount of all principal and interest paid under the bonds as well as other amounts. In September 2004, the Courts issued their judgments, declaring the bond issues to be illegal and void, holding that defendants (including Morgan Stanley) had committed unspecified tortious acts, but awarding no damages. Morgan Stanley has appealed both judgments.

In April 2004, another proceeding was filed in the Indonesian District Courts by PT Lontar Papyrus against Morgan Stanley and 28 other defendants, alleging that the defendants violated injunctions issued by the Indonesian District Court in the first claim brought by PT Lontar Papyrus and conspired to cause the failure of plaintiff’s restructuring negotiations. Plaintiff seeks damages in respect of losses allegedly suffered. On January 3, 2005, Morgan Stanley entered an appearance before the Indonesian District Court.

In October 2004, an additional proceeding was filed in the Indonesian District Courts by APP International Finance Company BV, a member of the Asia Pulp & Paper Group and the issuer of the 1995 bond issue, against Morgan Stanley and eighteen other defendants, making allegations similar to those in the November 2003 claim brought by PT Lontar Papyrus. Plaintiff seeks damages in respect of losses allegedly suffered.

NASD Matter.

On November 18, 2004, the NASD enforcement staff informed Morgan Stanley that it had made a preliminary determination to recommend that a disciplinary action be brought against MSDWI in connection with the staff’s investigation of fee-based brokerage accounts. The potential disciplinary action, which would allege NASD Rule violations, concerns Morgan Stanley’s opening and maintenance of certain Choice accounts, the fees charged for certain such accounts and the content of certain Choice marketing materials.

Variable Annuity Matters.

On January 20, 2005, a putative class action complaint was filed in the United States District Court for the Southern District of California against Morgan Stanley and MSDWI alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and of Section 206 of the Investment Advisers Act of 1940. The complaint alleges that MSDWI had undisclosed contingent fee sharing agreements with insurance companies issuing variable annuities, and that MSDWI breached its fiduciary duties to plaintiffs and made misstatements and omissions of material fact in connection with the allegedly undisclosed fee agreements. The complaint seeks, among other things, unspecified compensatory damages and injunctive or equitable relief including restitution and disgorgement, attorneys’ fees and costs. MSDWI has also received a request for information and documents from the NASD, and a subpoena from the Commonwealth of Massachusetts, regarding issues relating to variable annuity sales and marketing practices.

(b) The following matters were terminated during the quarter ended November 30, 2004:

SEC Matter.

On November 4, 2004, Morgan Stanley reached a final settlement with the SEC to resolve an informal accounting investigation by executing an offer of settlement and agreeing to entry of a cease-and-desist order. The SEC found that Morgan Stanley valued certain impaired aircraft in its aircraft leasing business in late 2001, late 2002 and early 2003, and certain bonds in its high-yield bond portfolio in late 2000, in a manner that did not comply with generally accepted accounting principles, and thus violated financial reporting, recordkeeping and internal controls provisions of the federal securities laws. The resolution does not involve any restatement of past financial statements, any monetary penalty or any allegation of fraud.

New York Stock Exchange Matter.

On December 3, 2004, Morgan Stanley executed two stipulations of facts and consent to penalty (one with respect to Morgan Stanley’s failure to comply with certain prospectus delivery requirements, operational deficiencies and other matters, and the other with respect to employee defalcations, including the Carlos Soto matter). The first stipulation included a fine of $13 million and the second a fine of $6 million. On December 9, 2004, a hearing panel of the NYSE accepted both settlements.

* * *

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

Morgan Stanley is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding Morgan Stanley’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including Morgan Stanley.

Morgan Stanley contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Morgan Stanley cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, Morgan Stanley believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, although the outcome could be material to Morgan Stanley’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of Morgan Stanley’s or a business segment’s income for such period.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE and The Pacific Exchange. At November 30, 2004, Morgan Stanley had approximately 125,000 holders of record; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2004:
Fourth Quarter	$47.30	$53.78	$0.25
Third Quarter	$46.80	$54.64	$0.25
Second Quarter	$50.61	$62.22	$0.25
First Quarter	$55.02	$61.60	$0.25
Fiscal 2003:
Fourth Quarter	$47.81	$58.07	$0.23
Third Quarter	$42.42	$50.49	$0.23
Second Quarter	$32.46	$48.03	$0.23
First Quarter	$34.32	$46.70	$0.23

The table below sets forth the information with respect to purchases made by or on behalf of Morgan Stanley of its common stock during the fourth quarter of our fiscal year ended November 30, 2004.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (Sept. 1, 2004—Sept. 30, 2004)

Equity Anti-dilution Program (A)	869,470	$49.5403	869,470	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	3,613,911	$52.4356	N/A	N/A

Month #2 (Oct. 1, 2004—Oct. 31, 2004)

Equity Anti-dilution Program (A)	9,334,850	$48.8998	9,334,850	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	187,522	$50.2587	N/A	N/A

Month #3 (Nov. 1, 2004—Nov. 30, 2004)

Equity Anti-dilution Program (A)	3,636,176	$51.8660	3,636,176	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	87,386	$50.9655	N/A	N/A

Total

Equity Anti-dilution Program (A)	13,840,496	$49.7193	13,840,496	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	3,888,819	$52.2976	N/A	N/A

(A)	Morgan Stanley’s board of directors authorized this program to purchase common stock to help offset the dilutive impact of grants and exercises of awards under Morgan Stanley’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	Morgan Stanley’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at November 30, 2004 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices Morgan Stanley deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. Morgan Stanley’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of Morgan Stanley’s common stock on the date the relevant transaction occurs.

Item 6.    Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year(1)
	2004	2003	2002	2001	2000
Income Statement Data:
Revenues:
Investment banking	$3,341	$2,440	$2,478	$3,413	$5,008
Principal transactions:
Trading	5,525	6,192	3,479	5,503	7,361
Investments	512	86	(31)	(316)	193
Commissions	3,264	2,887	3,191	3,066	3,566
Fees:
Asset management, distribution and administration	4,412	3,731	3,953	4,238	4,420
Merchant and cardmember	1,318	1,379	1,420	1,349	1,256
Servicing	1,993	2,015	2,080	1,888	1,489
Interest and dividends	18,590	15,744	15,879	24,132	21,233
Other	594	506	724	586	592

Total revenues	39,549	34,980	33,173	43,859	45,118
Interest expense	14,859	12,856	12,710	20,720	18,145
Provision for consumer loan losses	925	1,267	1,336	1,052	810

Net revenues	23,765	20,857	19,127	22,087	26,163

Non-interest expenses:
Compensation and benefits	9,880	8,545	7,940	9,376	10,899
Other	7,200	6,507	6,214	7,033	6,748
Restructuring and other charges	—	—	235	—	—

Total non-interest expenses	17,080	15,052	14,389	16,409	17,647

Gain on sale of business	—	—	—	—	35

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change	6,685	5,805	4,738	5,678	8,551
Losses from unconsolidated investees	328	279	77	30	33
Provision for income taxes	1,803	1,562	1,575	2,022	3,036
Dividends on preferred securities subject to mandatory redemption	45	154	87	50	28

Income from continuing operations before cumulative effect of accounting change	4,509	3,810	2,999	3,576	5,454

Discontinued operations:
(Loss)/gain from discontinued operations	(38)	(38)	(18)	6	3
Income tax benefit/(provision)	15	15	7	(2)	(1)

(Loss)/gain on discontinued operations	(23)	(23)	(11)	4	2

Income before cumulative effect of accounting change	4,486	3,787	2,988	3,580	5,456
Cumulative effect of accounting change	—	—	—	(59)	—

Net income	$4,486	$3,787	$2,988	$3,521	$5,456

Earnings applicable to common shares(2)	$4,486	$3,787	$2,988	$3,489	$5,420

	Fiscal Year(1)
	2004	2003	2002	2001	2000
Per Share Data:
Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting change	$4.17	$3.54	$2.77	$3.26	$4.95
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	—	—
Cumulative effect of accounting change	—	—	—	(0.05)	—

Basic earnings per common share	$4.15	$3.52	$2.76	$3.21	$4.95

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting change	$4.08	$3.47	$2.70	$3.16	$4.73
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	—	—
Cumulative effect of accounting change	—	—	—	(0.05)	—

Diluted earnings per common share	$4.06	$3.45	$2.69	$3.11	$4.73

Book value per common share	$25.95	22.93	20.24	18.64	$16.91
Dividends per common share	$1.00	0.92	0.92	0.92	$0.80
Balance Sheet and Other Operating Data:
Total assets	$775,410	602,843	529,499	482,628	$421,279
Consumer loans, net	20,226	19,382	23,014	19,677	21,743
Total capital(3)	110,793	82,769	65,936	61,633	49,637
Long-term borrowings(3)	82,587	57,902	44,051	40,917	30,366
Shareholders’ equity	28,206	24,867	21,885	20,716	19,271
Return on average common shareholders’ equity	16.8%	16.5%	14.1%	18.0%	30.9%
Average common and equivalent shares(2)	1,080,121,708	1,076,754,740	1,083,270,783	1,086,121,508	1,095,858,438

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts shown are used to calculate basic earnings per common share.
(3)	These amounts exclude the current portion of long-term borrowings and include Capital Units and junior subordinated debt issued to capital trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; aircraft financing activities; providing benchmark indices and risk management analytics; and research. The Company’s Individual Investor Group business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services, including residential mortgage loans, and includes the operation of Discover Network, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

The Company’s results of operations for the 12 months ended November 30, 2004 (“fiscal 2004”), November 30, 2003 (“fiscal 2003”) and November 30, 2002 (“fiscal 2002”) are discussed below.

Results of Operations.

Executive Summary.

Financial Information.

	Fiscal Year
	2004	2003(1)	2002(1)
Net revenues (dollars in millions):
Institutional Securities	$13,063	$11,211	$9,119
Individual Investor Group	4,615	4,242	4,268
Investment Management	2,738	2,276	2,506
Credit Services	3,634	3,427	3,557
Intersegment Eliminations	(285)	(299)	(323)

Consolidated net revenues	$23,765	$20,857	$19,127

Income before taxes(2) (dollars in millions):
Institutional Securities	$4,097	$3,645	$2,655
Individual Investor Group	371	464	120
Investment Management	827	482	656
Credit Services	1,272	1,093	1,178
Intersegment Eliminations	118	121	129

Consolidated income before taxes	$6,685	$5,805	$4,738

Consolidated net income (dollars in millions)	$4,486	$3,787	$2,988

Basic earnings per common share:
Income from continuing operations	$4.17	$3.54	$2.77
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Basic earnings per common share	$4.15	$3.52	$2.76

Diluted earnings per common share:
Income from continuing operations	$4.08	$3.47	$2.70
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Diluted earnings per common share	$4.06	$3.45	$2.69

Statistical Data.

Book value per common share(3)	$25.95	$22.93	$20.24

Return on average common equity	16.8%	16.5%	14.1%

Effective income tax rate	28.5%	29.0%	34.4%

Consolidated assets under management or supervision (dollars in billions):
Equity	$251	$207	$172
Fixed income	130	123	127
Money market	87	64	66
Other(4)	79	68	55

Total(5)	$547	$462	$420

Worldwide employees	53,284	51,196	55,726

Statistical Data (Continued).	Fiscal Year
	2004	2003(1)	2002(1)
Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(6):
Global market volume	$353.0	$207.8	$347.8
Market share	25.4%	19.2%	28.3%
Rank	2	3	2
Mergers and acquisitions announced transactions (dollars in billions)(6):
Global market volume	$385.1	$241.9	$193.6
Market share	21.7%	20.0%	18.3%
Rank	4	2	3
Global equity and equity-linked issues (dollars in billions)(6):
Global market volume	$54.3	$39.6	$25.2
Market share	10.7%	10.2%	7.9%
Rank	1	3	4
Global debt issues (dollars in billions)(6):
Global market volume	$359.5	$367.0	$270.2
Market share	6.9%	7.4%	6.9%
Rank	2	3	5
Pre-tax profit margin(7)	31%	31%	28%

Individual Investor Group:
Global representatives	10,962	11,086	12,546
Total client assets (dollars in billions)	$602	$565	$516
Fee-based assets as a percentage of total client assets	26%	23%	21%
Pre-tax profit margin(7)	8%	11%	3%

Investment Management:
Assets under management or supervision (dollars in billions)	$424	$357	$337
Percent of fund assets in top half of Lipper rankings(8)	71%	57%	62%
Pre-tax profit margin(7)	30%	21%	26%
Pre-tax profit margin(7) (excluding private equity)	26%	22%	28%

Credit Services (dollars in millions, unless otherwise noted)(9):
Period-end credit card loans—Owned	$19,724	$18,930	$22,153
Period-end credit card loans—Managed	$48,261	$48,358	$51,143
Average credit card loans—Owned	$17,608	$19,531	$20,659
Average credit card loans—Managed	$47,387	$50,864	$49,835
Net principal charge-off rate—Owned	5.53%	6.05%	6.06%
Net principal charge-off rate—Managed	6.00%	6.60%	6.19%
Transaction volume (dollars in billions)	$99.6	$97.9	$97.3
Pre-tax profit margin(7)	35%	32%	33%

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations.
(3)	Book value per common share equals shareholders’ equity of $28,206 million at November 30, 2004, $24,867 million at November 30, 2003 and $21,885 million at November 30, 2002, divided by common shares outstanding of 1,087 million at November 30, 2004, 1,085 million at November 30, 2003 and 1,081 million at November 30, 2002.
(4)	Amounts include alternative investment vehicles.
(5)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(6)	Source: Thomson Financial, data as of January 7, 2005—The data for fiscal 2004, fiscal 2003 and fiscal 2002 are for the periods from January 1 to December 31, 2004, January 1 to December 31, 2003 and January 1 to December 31, 2002, respectively, as Thomson Financial presents these data on a calendar-year basis.
(7)	Percentages represent income before taxes and discontinued operations, excluding losses from unconsolidated investees, as a percentage of net revenues.
(8)	Source: Lipper, one-year performance as of November 30, 2004, November 30, 2003 and November 30, 2002, respectively.
(9)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

Fiscal 2004 Performance.

Company Results.  The Company recorded net income of $4,486 million and diluted earnings per share of $4.06 in fiscal 2004, both 18% increases from the prior year. Net revenues (total revenues less interest expense and the provision for loan losses) rose 14% to $23.8 billion in fiscal 2004, and the return on average common equity was 16.8% compared with 16.5% in the prior year.

Non-interest expenses of $17.1 billion increased 13% from the prior year, primarily due to higher compensation expense and professional services expense associated with increased business activity and additional legal and regulatory costs. Compensation and benefits expense in fiscal 2004 reflected an additional year of amortization of equity-based awards (see “Equity-Based Compensation Program” herein).

The Company’s effective tax rate was 28.5% in fiscal 2004 compared with 29.0% in fiscal 2003. The decrease reflected higher domestic tax credits and certain miscellaneous items, partially offset by higher tax rates applicable to non-U.S. earnings (see Note 16 to the consolidated financial statements).

At fiscal year-end, the Company had 53,284 employees worldwide, an increase of 4% from the prior year, reflecting the recovering global economy, increased business activity, and additional personnel associated with increased regulatory and compliance efforts that existed in fiscal 2004.

Subsequent to fiscal year-end, the Company’s Board of Directors declared a $0.27 quarterly dividend per common share, an 8% increase from the $0.25 per common share declared the previous quarter.

Institutional Securities.  The Company’s Institutional Securities business recorded income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations of $4.1 billion, a 12% increase from a year ago. Net revenues rose 17% to $13.1 billion, driven by record revenues in fixed income and significant increases in advisory fees and equity underwriting revenues. Non-interest expenses rose 19% to $9.0 billion, reflecting higher incentive-based compensation costs, professional services and other expense categories associated with increased business activity.

Advisory revenues rose 75% from last year to $1.2 billion, reflecting a significant increase in the Company’s market share in completed merger and acquisition transactions from 19% to 25% and a 29% increase in industry-wide completed merger and acquisition activity (according to Thomson Financial). Underwriting revenues rose 29% from last year to $1.9 billion with equity, high-yield and securitized products driving the increase in revenues. Equity underwriting revenues rose 55% compared with the prior year.

Fixed income sales and trading revenues were $5.6 billion, up 4% from a record performance in the prior year. The increase was driven by a record year in commodities and improved results in credit products. Commodities benefited from tight oil supplies, growing demand and global political instability that drove energy prices and volatilities higher. Credit products benefited from increased customer flows and favorable trading conditions. Revenues from interest rate and currency products declined slightly from last year’s record revenues, primarily due to lower revenues from cash and derivative products. Equity sales and trading revenues rose 13% from last year to $4.1 billion. Prime brokerage had a record year driven by robust growth in client asset balances. Revenues from equity cash products increased, reflecting higher market volumes, while revenues from equity derivatives increased modestly despite continued low levels of volatility.

Individual Investor Group.  The Individual Investor Group recorded pre-tax income of $371 million, down 20% from the prior year, largely driven by higher non-interest expenses. In the fourth quarter of fiscal 2004, the Company changed its method of accounting to recognize certain asset management and account fees and related expenses over the relevant contract period as compared with when billed. This change decreased net revenues by

$107 million, non-interest expenses by $27 million and pre-tax income by $80 million for both the full year and quarterly results (see “Asset Management and Account Fees” herein).

Net revenues for fiscal 2004 were $4.6 billion, a 9% increase over a year ago, reflecting higher asset management, distribution and administration fees driven primarily by an increase in client assets in fee-based accounts. Commission revenues also increased from the prior year due to higher equity market volumes. Total non-interest expenses were $4.2 billion, a 12% increase from a year ago. The increase was driven by higher compensation expense and higher professional services expense, including sub-advisory, consulting and legal costs. Total client assets increased to $602 billion, up 7% from the prior fiscal year-end. In addition, client assets in fee-based accounts increased 21% from the prior fiscal year-end to $157 billion and increased as a percentage of total client assets to 26% from 23% a year ago. At fiscal year-end, the number of global representatives was 10,962, a decline of 124 over the past year.

Investment Management.  Investment Management recorded pre-tax income of $827 million, a 72% increase from last year. The increase reflected a 20% increase in net revenues to $2.7 billion driven by an increase in asset management fees and higher investment gains. Non-interest expenses increased 7% from the prior year to $1.9 billion, largely due to higher compensation expense and an increase in professional services expense driven by higher consulting, sub-advisory and legal costs. Assets under management at fiscal year-end were $424 billion, up $67 billion, or 19% from a year ago as a result of both market appreciation and positive net flows. At fiscal year-end, the percentage of the Company’s fund assets performing in the top half of the Lipper rankings was 71% over one year, 75% over three years and 73% over five years. Performance for the one- and three-year time periods was significantly better than a year ago. Principal transaction investment gains for the year were $248 million, a $229 million increase from a year ago, with the largest gains associated with the Company’s holdings in Vanguard Health Systems, Inc. and Ping An Insurance (Group) Company of China, Ltd.

Credit Services.  Credit Services pre-tax income was a record $1,272 million, an increase of 16% from last year. The increase in earnings on a managed basis was driven by a decline in the provision for loan losses, reflecting improved credit quality, which more than offset lower net interest income and merchant and cardmember fees. Non-interest expenses were relatively flat from the prior year as higher marketing expenses were offset by lower compensation costs. The managed credit card net charge-off rate decreased 60 basis points from a year ago to 6.00%, benefiting from the effect of the Company’s credit quality and collection initiatives and an industry-wide improvement in credit quality. The managed over 30-day delinquency rate decreased 142 basis points to 4.55% from a year ago, and the managed over 90-day delinquency rate was 64 basis points lower than a year ago at 2.18%. Managed credit card loans were $48.3 billion at year-end, virtually unchanged from a year ago. On a managed basis, net interest income fell $246 million from a year ago to $4.4 billion, reflecting lower average credit card loan balances, partially offset by an increase in the interest rate spread. Merchant and cardmember fees decreased $136 million on a managed basis, largely as a result of lower late and overlimit fees.

Fiscal 2005 Performance Priorities.    One of the performance priorities of the Company in fiscal 2005 is to regain a premium return on equity as compared with its competitors by focusing on areas of business with strong potential for growth and leveraging the strengths and capabilities of the Company’s business segments. Each of the Company’s businesses segments will also focus on key initiatives in fiscal 2005.

Institutional Securities will continue to focus on enhancing client relationships, maintaining or improving market share and increasing profitability through investing in growth markets and improving capital and risk efficiency.

The Individual Investor Group will focus on generating revenue growth and gathering assets. One of the group’s top priorities is margin improvement over the next two years.

Investment Management’s primary objective will be to improve operating leverage through revenue growth. Investment Management will focus on building key growth areas where it is currently underrepresented, including separately managed accounts, multi-discipline accounts and alternative investment products; capturing more flows, primarily as a result of improved fund performance and standings; and continuing to concentrate assets under the best performing managers. In fiscal 2005, Investment Management may experience slower growth in fee revenues due to fee reductions across certain products and because a large percentage of product sales in fiscal 2004 were in institutional fixed income and liquidity fund products, which generally generate lower fees than equity products. In addition, lower principal investment gains are expected going forward as the Company reduces its private equity business.

Credit Services will continue to focus on growing both profitability and customer receivable balances and creating a competitive advantage with its proprietary network. The Company believes there is potential to capitalize on the recent U.S. Supreme Court decision, rejecting an appeal by Visa and MasterCard in U.S. v. Visa/MasterCard, which allows financial institutions to issue credit and debit cards on the Discover Network. In January 2005, the Company announced that it had signed its first third-party issuance with GE Consumer Finance to issue the Wal-Mart Discover card on the Discover Network. In addition, the Company believes that its acquisition of PULSE EFT Association, Inc. (“PULSE®”), which was completed in January 2005, will result in a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants.

Global Market and Economic Conditions in Fiscal 2004.

Global economic growth was generally favorable for most of fiscal 2004, particularly driven by the U.S. and China. The level of activity in the global capital markets was also higher than in fiscal 2003. Significant investor uncertainty, however, persisted throughout the fiscal year due to concerns about the pace of economic growth, inflationary pressures, higher oil prices and higher levels of geopolitical risk. At the end of fiscal 2004, most global financial markets rallied in response to positive economic developments, primarily in the U.S.

In the first half of fiscal 2004, the U.S. economy benefited from accommodative fiscal and monetary policies, supported by productivity gains. Corporate earnings were generally strong, and consumer confidence rose as the U.S. labor market strengthened due to job creation and a decline in unemployment. The second half of fiscal 2004 began with a mid-year slowdown due, in part, to soaring energy prices, the expected pace of inflation and cautious business investment before regaining momentum at the end of fiscal 2004. Major equity market indices had a mixed year, declining mid-year due to higher energy prices, concern over continued turmoil in Iraq and global geopolitical tension, which depressed market sentiment and activity. The equity markets rallied at the end of the year due to positive economic developments, a positive earnings outlook and the resolution of the U.S. presidential election. During fiscal 2004, the unemployment rate declined to 5.4%, its lowest level since September 2001. In response to indications of inflationary pressures, the Federal Reserve Board (the “Fed”) raised both the overnight lending rate and the discount rate on four separate occasions by an aggregate of 1.00% during the fiscal year. Subsequent to fiscal year-end, the Fed raised both the overnight lending rate and the discount rate by an aggregate of 0.50%.

In Europe, the recovery of economic activity continued despite consistently higher oil prices, which had a considerable impact on inflation rates. The recovery in Europe was led by productivity gains in France and Spain, while economic conditions in Germany and Italy were less robust. The European Central Bank (the “ECB”) left the benchmark interest rate unchanged during fiscal 2004 as the level of interest rates remained low by historical standards. The ECB remains concerned about the level of inflation and the strength of the euro relative to the U.S. dollar and its negative impact on demand for exports. In the U.K., the labor market continued to strengthen, and business investment continued to grow. There were, however, some indications of a slowdown in the housing market, while the growth in consumer spending moderated. During fiscal 2004, the Bank of England raised the benchmark interest rate by an aggregate of 1.00%.

Japan’s economy demonstrated signs of recovery during the first half of fiscal 2004, primarily driven by higher exports, consumer spending and industrial production. In the second half of fiscal 2004, the increase in exports and production showed signs of abating, as a rising Japanese yen against the U.S. dollar and higher oil prices diminished demand for exports. In China, there were signs that its economic growth rate may have been slowing, though the pace of expansion nevertheless remained rapid. Economies elsewhere in Asia also generally improved.

As fiscal 2005 began, global economic and market conditions continued to be generally favorable, including a strong level of announced merger and acquisition transactions. As fiscal 2005 progresses, investors will continue to be focused on a number of important developments, such as corporate earnings, inflation and interest rates, energy prices and geopolitical risks.

Business Segments.

The remainder of “Results of Operations” is presented on a business segment basis before discontinued operations. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to the Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s representatives. Income before taxes recorded in Intersegment Eliminations was $118 million, $121 million and $129 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Revenues:
Investment banking	$3,008	$2,096	$2,179
Principal transactions:
Trading	5,007	5,541	2,837
Investments	269	63	42
Commissions	1,998	1,748	2,033
Asset management, distribution and administration fees	144	92	91
Interest and dividends	16,367	13,381	13,056
Other	392	283	396

Total revenues	27,185	23,204	20,634
Interest expense	14,122	11,993	11,515

Net revenues	13,063	11,211	9,119

Non-interest expenses	8,966	7,566	6,464

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	4,097	3,645	2,655
Losses from unconsolidated investees	328	279	77
Dividends on preferred securities subject to mandatory redemption	45	154	87

Income before taxes and discontinued operations	$3,724	$3,212	$2,491

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$1,156	$662	$961
Equity underwriting revenues	993	640	543
Fixed income underwriting revenues	859	794	675

Total investment banking revenues	$3,008	$2,096	$2,179

Investment banking revenues increased 44% in fiscal 2004, primarily reflecting higher revenues from merger, acquisition and restructuring and equity underwriting transactions. Higher revenues from fixed income underwriting transactions also contributed to the increase. In fiscal 2003, investment banking revenues decreased 4%, reflecting lower revenues from merger, acquisition and restructuring activities, partially offset by higher revenues from fixed income and equity underwriting transactions.

In fiscal 2004, advisory fees from merger, acquisition and restructuring transactions increased 75% to $1.2 billion, the first time advisory fees exceeded $1.0 billion since fiscal 2001. Conditions in the worldwide merger and acquisition markets rebounded throughout fiscal 2004, reflecting improved conditions in the global equity markets. There was $1.8 trillion of transaction activity announced during calendar-year 2004 (according to Thomson Financial, data as of January 7, 2005) as compared with $1.2 trillion in calendar-year 2003. During calendar-year 2004, the total amount of the Company’s announced merger and acquisition transaction volume was approximately $385 billion as compared with approximately $242 billion in the prior calendar year. The 59% increase primarily resulted from an increase in average transaction size and higher volumes as an improved global economy resulted in increased transaction activity. Industry-wide completion volumes also rose by 29% vs. the prior calendar-year period, while the Company’s volume of completed transactions increased nearly 70%.

The Company’s fiscal 2004 revenues from merger and acquisition transactions were derived from several sectors, including financial services, technology, media and telecommunications, manufacturing and healthcare. In fiscal 2003, conditions in the worldwide merger and acquisition markets were difficult throughout most of the year. Such conditions included weak corporate earnings as companies began the year focusing on cost reduction instead of business expansion. In addition, the depressed level of fiscal 2002 merger and acquisition announcements had a direct impact on completed volumes during fiscal 2003, resulting in reduced advisory revenues. These conditions improved during the fourth quarter of fiscal 2003, when the global economy demonstrated signs of recovery and the equity markets rallied.

The worldwide market for equity underwriting transactions in fiscal 2004 improved significantly from fiscal 2003, while the volume of fixed income underwritings continued to remain steady throughout fiscal 2004.

Equity underwriting revenues increased 55% in fiscal 2004, largely due to the resurgence of the initial public offerings market. The global equity markets experienced renewed investor demand for initial public offerings, particularly in the U.S., and the Company’s participation in these transactions more than outpaced the industry-wide increase in transaction volume. The Company’s equity underwriting revenues reflected increases from the financial services, healthcare, media and telecommunications, and technology sectors. In fiscal 2003, equity underwriting revenues increased 18% from fiscal 2002. In the first half of fiscal 2003, equity underwriting revenues increased from relatively depressed levels, primarily led by a high level of convertible offerings. Rising equity markets contributed to a more favorable equity underwriting environment in the second half of fiscal 2003, with a significant increase in global transaction activity, particularly in the technology, financial services and utility sectors.

Fixed income underwriting revenues increased 8% in fiscal 2004 and 18% in fiscal 2003, primarily reflecting favorable conditions in the global fixed income markets throughout both fiscal years. Although the Fed increased overnight interest rates in fiscal 2004, longer-term interest rates remained at historically low levels. The attractive debt financing environment contributed to higher revenues as issuers continued to take advantage of low financing costs. The Company’s revenues from global high-yield and securitized fixed income transactions were higher in both periods. In fiscal 2003, issuers took advantage of the lowest interest rates in nearly 45 years and relatively tight credit spreads. Fiscal 2003 also reflected higher revenues from investment grade products as compared with the prior year.

The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction at the current time. At the end of fiscal 2004, the backlog of equity and fixed income underwriting transactions was higher as compared with the end of the prior fiscal year, generally reflecting improved global market and economic conditions. Although the merger, acquisition and restructuring transactions backlog was slightly lower at the end of fiscal 2004 as compared with the end of fiscal 2003, the calendar year-over-year comparison improved during the month of December 2004, as a result of the Company’s role advising on a number of significant transactions announced during the month.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues. In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a trade, including any associated commissions, the interest income or expense associated with financing or hedging the Company’s positions and other related expenses.

The components of the Company’s sales and trading revenues are described below:

Principal Transactions.    Principal transaction trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account.

Principal transaction trading revenues include changes in the fair value of embedded derivatives in the Company’s structured borrowings. Prior to fiscal 2004, such amounts were included in interest expense (see Note 8 to the consolidated financial statements). Prior period information has been reclassified to conform to the current year’s presentation. Principal transaction trading revenues included $54 million and $749 million that were previously recorded as decreases to interest expense in fiscal 2003 and fiscal 2002, respectively. These reclassifications had no impact on net revenues.

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

Total sales and trading revenues increased 7% in fiscal 2004 and 35% in fiscal 2003, reflecting higher equity and fixed income sales and trading revenues.

Sales and trading revenues include the following:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Equities	$4,067	$3,591	$3,528
Fixed income(1)	5,555	5,356	3,245

(1)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude aircraft financing and corporate lending activities.

Equity sales and trading revenues increased 13% in fiscal 2004 driven by record revenues in the prime brokerage business and higher revenues from cash and derivative products. The prime brokerage business experienced significant growth in global customer balances, which resulted in record-setting annual revenues. Revenues from equity cash products rose, in part, due to increased cash flows into U.S. equity mutual funds. Revenues from equity derivatives increased modestly despite low levels of equity market volatility. Commission revenues increased slightly despite intense competition and a continued shift toward electronic trading.

Equity sales and trading revenues increased 2% in fiscal 2003, reflecting higher revenues from derivative products, certain proprietary trading activities and prime brokerage services, offset by lower revenues from cash products. Toward the end of fiscal 2003, equity sales and trading revenues benefited from rising market indices, increased cash flows into equity mutual funds and higher equity new issue volume. For the full fiscal year, however, U.S. market volumes and market volatility were generally lower as compared with fiscal 2002, and commission revenues were impacted by a shift toward electronic trading.

Fixed income sales and trading revenues increased 4% to a record level in fiscal 2004 driven by higher revenues from commodities and credit products, partially offset by lower revenues from interest rate and currency products. Commodities revenues increased 20% to record levels, primarily associated with activities in the energy sector where tight oil supplies, growing demand and global political instability drove energy prices and volatilities higher. Credit product revenues, which increased 6%, reflected record revenues from securitized products as the Company benefited from increased securitization flows in commercial and residential whole loans and favorable trading conditions. Lower revenues from investment grade products partially offset the increase. Interest rate and currency product revenues decreased 7% from last year’s record levels due to lower revenues from cash and derivative products. In addition, in the second half of fiscal 2004, mixed U.S. economic data coupled with higher global energy prices and concerns about the strength of economic growth resulted in market conditions that the Company did not take advantage of, which adversely affected revenues from certain interest rate products. These decreases were partially offset by record results in foreign exchange and emerging markets, reflecting higher levels of volatility and strong customer volume. In fiscal 2004 and fiscal 2003, 63% and 54% of fixed income sales and trading revenues were recorded in the first half of each respective fiscal year.

Fixed income sales and trading revenues increased 65% in fiscal 2003, reflecting volatile markets, significant new issue activity and higher client transaction volumes. The increase in revenues was broad-based and included higher revenues from the Company’s credit product, interest rate and currency product, and commodities groups. Credit product revenues increased 67%, reflecting strong capital markets activity and higher revenues from residential and commercial mortgage loan securitization activities, investment grade corporate and global high-yield fixed income securities. Interest rate and currency product revenues increased 39%, primarily reflecting a generally favorable trading environment, a sharp rise in interest rates in the third quarter of fiscal 2003, higher derivative volumes and increased interest rate volatility in both the U.S. and European markets. Higher revenues from currency products, primarily due to higher market volatility and a declining U.S. dollar, also contributed to the increase. Commodities revenues increased 168% to record levels. The increase was primarily associated with activities in the energy sector, reflecting higher levels of volatility in certain energy markets, higher customer flow activity and increased trading activity in support of client securitizations.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as net revenues from corporate lending activities. In fiscal 2004, revenues from corporate lending activities increased by approximately $110 million, reflecting growth in the loan portfolio and improved conditions in the commercial lending market, partially offset by mark-to-market valuations associated with new loans made in fiscal 2004. Lower net interest expense associated with aircraft financing activities contributed to the increase in sales and trading revenues. In fiscal 2003, sales and trading revenues from corporate lending activities increased by approximately $170 million due to lower markdowns as compared with fiscal 2002, reflecting tighter credit spreads as conditions in the credit market improved. In addition, lower net interest expense associated with aircraft financing activities contributed to the increase in sales and trading revenues.

Principal Transactions-Investments.    Principal transaction net investment revenue aggregating $269 million was recognized in fiscal 2004 as compared with $63 million in fiscal 2003. The increase in fiscal 2004 was primarily related to gains associated with the Company’s real estate and principal investment activities. Fiscal 2004’s results included a gain on the sale of an investment in TradeWeb, an electronic trading platform. Fiscal 2003’s results primarily included gains on the Company’s real estate investments, partially offset by losses in other principal investments.

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

Asset management, distribution and administration fees increased 57% and 1% in fiscal 2004 and fiscal 2003, respectively. The increase in fiscal 2004 was due to higher fees associated with real estate investment and advisory activities, primarily due to the acquisition of a majority of the U.S. real estate equity investment management business of Lend Lease Corporation in November 2003 (see “Business Acquisitions and Asset Sales” herein).

Other.    Other revenues consist primarily of net rental and other revenues associated with the Company’s aircraft financing business, as well as revenues from providing benchmark indices and risk management analytics associated with Morgan Stanley Capital International Inc. (“MSCI”) and Barra, Inc. (“Barra”) (see “Business Acquisitions and Asset Sales” herein).

Other revenues increased 39% in fiscal 2004. The increase was primarily attributable to Barra, which was acquired on June 3, 2004. Other revenues decreased 29% in fiscal 2003. The decrease was primarily attributable to lower revenues from the Company’s aircraft financing business, reflecting a decline in lease rates. The decrease also reflected the inclusion of a gain in fiscal 2002 (of which $53 million was allocated to the Institutional Securities segment) related to the Company’s sale of an office tower.

Conditions in the commercial aircraft industry were generally more favorable in fiscal 2004 as compared with the prior year. Operating lease rates from the Company’s aircraft financing activities have shown improvement during the second half of fiscal 2004 for many aircraft types. At the end of the year, the number of the Company’s aircraft that were off-lease or not committed to a lease transaction had decreased significantly from the prior year. However, unanticipated events, including the sale of additional aircraft or impairment charges, could have an adverse impact on the results of the aircraft financing business. For additional information on the aircraft financing business, see “Discontinued Operations” herein.

Non-Interest Expenses.    Non-interest expenses increased 19% in fiscal 2004. Compensation and benefits expense increased 23% due to higher incentive-based compensation resulting from higher net revenues and higher amortization expense related to equity-based awards (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses increased 12%. Occupancy and equipment expense increased 16%, primarily due to higher rental costs, primarily in London. Brokerage, clearing and exchange fees increased 16%, primarily reflecting increased trading activity. Professional services expense increased 43%, primarily due to higher consulting costs including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) and the Consolidated Supervised Entities Rule (the “CSE Rule”) (see “Regulatory Developments” herein). Legal and employee recruitment costs increased due to higher business activity. There were also increased costs for outside legal counsel due to certain regulatory and litigation matters. Marketing and business development expense increased 24% due to higher travel and entertainment costs. Other expenses decreased 16%, primarily reflecting a lower aircraft impairment charge of $107 million in fiscal 2004 as compared with $271 million in fiscal 2003. Fiscal 2003 also included a $17 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements). Other expenses also included approximately $25 million relating to Institutional Securities’ share of the costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements and a fine associated with a settlement with the New York Stock Exchange, Inc. (the “NYSE”) relating to the prospectus delivery requirements, operational deficiencies, employee defalcations and other matters. In addition, other expenses included legal accruals of approximately $110 million related to the Parmalat Matter and IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3).

Fiscal 2003’s total non-interest expenses increased 17%. Compensation and benefits expense increased 20%. Compensation and benefits expense included a $220 million net benefit related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This net benefit was composed of a $352 million benefit related to expensing equity-based compensation awards over a longer service period, partially offset by a $132 million charge relating to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein). Excluding this benefit, compensation and benefits expense increased 26%, primarily due to higher incentive-based compensation, reflecting higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 13% from fiscal 2002. Brokerage, clearing and exchange fees increased 13%, primarily reflecting higher global securities trading volumes. Other expenses increased 111%, primarily reflecting higher costs associated with the Company’s aircraft financing business, including a higher asset impairment charge of $271 million (as compared with $70 million in fiscal 2002) and higher aircraft repossession costs, as well as a $17 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements). The increase in other expenses also reflected accruals of approximately $180 million for loss contingencies related to IPO Allocation Matters and the LVMH Litigation (see “Legal Proceedings” in Part I, Item 3). The increase in non-interest expenses was partially offset by restructuring and other charges of $117 million that were recorded in fiscal 2002 (see “Restructuring and Other Charges” herein).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Revenues:
Investment banking	$290	$305	$267
Principal transactions:
Trading	518	651	642
Investments	(5)	4	(42)
Commissions	1,327	1,231	1,278
Asset management, distribution and administration fees	2,038	1,613	1,577
Interest and dividends	409	370	446
Other	194	217	294

Total revenues	4,771	4,391	4,462
Interest expense	156	149	194

Net revenues	4,615	4,242	4,268

Non-interest expenses	4,244	3,778	4,148

Income before taxes	$371	$464	$120

Investment Banking.    Investment banking revenues are derived from the Individual Investor Group’s distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of Unit Investment Trust products. Investment banking revenues decreased 5% in fiscal 2004 and increased 14% in fiscal 2003. The decrease in fiscal 2004 was primarily due to lower revenues from fixed income underwriting transactions, partially offset by higher revenues from underwriting Unit Investment Trust products. The increase in fiscal 2003 was primarily due to higher revenues from equity underwriting transactions reflecting higher volumes and from the underwriting of Unit Investment Trust products.

Principal Transactions.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company maintains certain inventory positions primarily to facilitate customer transactions. Principal transaction trading revenues decreased 20% in fiscal 2004, primarily due to lower revenues from fixed income products, reflecting lower customer transaction activity in corporate, municipal and government fixed income securities. Principal transaction trading revenues increased 1% in fiscal 2003, reflecting higher revenues from fixed income products, partially offset by lower revenues from equity products. The increase in fixed income products reflected higher revenues from investment grade corporate fixed income securities, as individual investor activity increased. The decrease in revenues from equity products reflected the difficult conditions that existed in the equity markets during the first half of fiscal 2003.

Principal transaction net investment losses aggregating $5 million were recorded in fiscal 2004 as compared with net gains of $4 million in fiscal 2003. Principal transaction net investment losses aggregating $42 million were recorded in fiscal 2002. Fiscal 2002’s results primarily reflected the write-down of an equity investment related to the Company’s European individual securities business.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues increased 8% in fiscal 2004 and decreased 4% in fiscal 2003. The increase in fiscal 2004 reflected higher customer trading volumes as compared with fiscal 2003 due to improved equity market conditions. The decrease in fiscal 2003 was due to lower customer trading volumes as individual investor participation in the U.S. equity markets declined.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues increased 14% in fiscal 2004 and decreased 12% in fiscal 2003. The increase in fiscal 2004 was primarily due to higher net interest revenues from brokerage services provided to individual customers as a result of an increase in the level of margin loans. The decrease in fiscal 2003 was primarily due to lower net interest revenues as a result of a decrease in the level of margin loans, partially offset by a decline in interest expense due to a decrease in the Company’s average cost of borrowings.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from individual investors electing a fee-based pricing arrangement. Asset management, distribution and administration fees also include revenues from asset management services and fees for investment management services provided to segregated customer accounts pursuant to various contractual arrangements in connection with the Company’s Investment Consulting Services (“ICS”) business. The Company receives fees for services it provides in distributing certain open-ended mutual funds. These fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management, distribution and administration fees increased 26% in fiscal 2004 and increased 2% in fiscal 2003. In fiscal 2004, an increase in client asset balances resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed and Morgan Stanley ChoiceSM accounts. The change in the method of accounting for certain asset management and account fees (see “Asset Management and Account Fees” herein) partially offset the increase in fiscal 2004 by $67 million. The increase in fiscal 2003 was primarily attributable to higher fees from investors electing fee-based pricing arrangements, reflecting an increase in client assets toward the end of fiscal 2003. This increase was offset by lower fees from promoting and distributing mutual funds, reflecting a decrease in individual investors’ average mutual fund asset levels and a less favorable asset mix that generated lower fees.

In fiscal 2004, client asset balances increased to $602 billion at November 30, 2004 from $565 billion at November 30, 2003. At November 30, 2002, client asset balances were $516 billion. The increase in client asset balances in both periods was primarily due to market appreciation, reflecting improvement in the global financial markets. Client assets in fee-based accounts rose 21% to $157 billion at November 30, 2004 and increased as a percentage of total client assets to 26% from 23% in the prior year. Client assets in fee-based accounts rose 21% to $130 billion at November 30, 2003 and increased as a percentage of total client assets to 23% from 21% in the prior year.

Other.    Other revenues primarily include customer account fees and other service fees. Other revenues decreased 11% in fiscal 2004 and 26% in fiscal 2003. The change in the method of accounting for certain asset management and account fees (see “Asset Management and Account Fees” herein) decreased other revenues by $40 million in fiscal 2004, which was partially offset by higher revenues from customer service and account fees. The decrease in fiscal 2003 was primarily due to approximately $100 million of proceeds received in connection with the sale of the Company’s self-directed online brokerage accounts (see “Business Acquisitions and Asset Sales” herein) in fiscal 2002. The decrease was partially offset by higher revenues from customer service and account fees.

Non-Interest Expenses.    Non-interest expenses increased 12% in fiscal 2004. The increase was primarily due to higher compensation and benefits expense, which increased 9%. The increase reflected higher incentive-based compensation costs due to higher net revenues and higher amortization expense related to equity-based awards (see “Equity-Based Compensation Program” herein). This increase was partially offset by a reduction in compensation expense of $27 million associated with the change in the method of accounting for certain asset management and account fees (see “Asset Management and Account Fees” herein). Excluding compensation and benefits expense, non-interest expenses increased 19%. Marketing and business development expense increased 20% due to an increase in advertising costs. Professional services expense increased 48%, largely due to higher sub-advisory fees associated with increased asset and revenue growth, as well as higher consulting and legal fees resulting from the implementation of SOX 404 and the CSE Rule and an increase in costs for outside legal counsel due to regulatory and litigation matters. Information processing and communications expense decreased 11% due to lower data processing costs. Other expenses increased 46%, primarily resulting from an increase in legal and regulatory expenses, including approximately $25 million relating to the Individual Investor Group’s share of the costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements and a fine associated with a settlement with the NYSE relating to the prospectus delivery requirements, operational deficiencies, employee defalcations (including the Carlos Soto matter) and other matters (see “Legal Proceedings” in Part I, Item 3).

Non-interest expenses decreased 9% in fiscal 2003. The decrease was attributable to lower compensation and benefits expense, which decreased 7%, principally reflecting lower employment levels, as well as a net benefit of $28 million related to the adoption of SFAS No. 123. This net benefit was composed of a $55 million benefit related to expensing equity-based compensation awards over a longer service period, partially offset by $27 million related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses decreased 13%. Occupancy and equipment expense decreased 12%, reflecting the results of the Company’s initiative to consolidate its branch locations. Information processing and communications expense decreased 10%, reflecting lower data processing and telecommunications expenses. Marketing and business development expense decreased 30% due to lower advertising costs. Other expenses increased 7%. Litigation costs increased, reflecting higher costs in fiscal 2003 due to mutual fund regulatory settlements, coupled with a benefit in fiscal 2002 from the resolution of a mutual fund litigation matter. These increases were partially offset by costs recorded in fiscal 2002 associated with the sale of the Company’s self-directed online brokerage accounts (see “Business Acquisitions and Asset Sales” herein). The decrease in non-interest expenses was also due to restructuring and other charges of $112 million in fiscal 2002 (see “Restructuring and Other Charges” herein).

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Revenues:
Investment banking	$43	$39	$32
Principal transactions:
Investments	248	19	(31)
Commissions	27	18	17
Asset management, distribution and administration fees	2,390	2,177	2,435
Interest and dividends	8	—	14
Other	28	29	40

Total revenues	2,744	2,282	2,507
Interest expense	6	6	1

Net revenues	2,738	2,276	2,506

Non-interest expenses	1,911	1,794	1,850

Income before taxes	$827	$482	$656

Investment Banking.    Investment Management generates investment banking revenues primarily from the underwriting of Unit Investment Trust products. Investment banking revenues increased 10% in fiscal 2004 and 22% in fiscal 2003. The increase in both periods was primarily due to a higher volume of Unit Investment Trust sales. Unit Investment Trust sales volume increased 28% to $5.5 billion in fiscal 2004 and increased 10% to $4.3 billion in fiscal 2003.

Principal Transactions.    Investment Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and net gains and losses on capital investments in certain of the Company’s investment funds.

Principal transaction net investment gains aggregating $248 million were recognized in fiscal 2004 as compared with gains of $19 million in fiscal 2003. Fiscal 2004’s results were primarily related to net gains on certain investments in the Company’s private equity portfolio, including Vanguard Health Systems, Inc. and Ping An Insurance (Group) Company of China, Ltd. Fiscal 2003’s results were primarily related to gains in the Company’s private equity portfolio and reflected improved market conditions from the difficult market conditions that existed in fiscal 2002.

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

During fiscal 2004, a team of investment professionals from the private equity business established an independent private equity firm that will manage, through a long-term sub-advisory role, the Morgan Stanley Capital Partners (“MSCP”) funds. The Company will continue as general partner for the MSCP funds and retain its limited partner interests. The Company will operate its other existing principal and real estate investment vehicles (that are included in the Investment Management and Institutional Securities business segments) as before and will actively pursue additional principal investing opportunities for its clients.

Commissions.    Investment Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds as well as certain allocated commission revenues. Commission revenues increased 50% in fiscal 2004 and 6% in fiscal 2003. The increase in fiscal 2004 reflected an increase in commissionable sales of certain fund products. In fiscal 2003, the increase was associated with a higher sales volume of insurance products.

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

Investment Management’s period-end and average customer assets under management or supervision were as follows:

	At November 30,			Average for
	2004	2003(1)	2002(1)	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$202	$193	$186	$199	$186	$197
Institutional	222	164	151	191	152	155

Total	$424	$357	$337	$390	$338	$352

Assets under management or supervision by asset class:
Equity	$200	$167	$138	$185	$142	$150
Fixed income	114	111	118	114	116	119
Money market	83	60	64	68	63	67
Other(2)	27	19	17	23	17	16

Total	$424	$357	$337	$390	$338	$352

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.
(2)	Amounts include alternative investment vehicles.

Activity in Investment Management’s customer assets under management or supervision during fiscal 2004 and fiscal 2003 were as follows (dollars in billions):

Balance at November 30, 2002	$337
Net flows excluding money markets	(9)
Net flows from money markets	(6)
Net market appreciation	35

Total net increase	20

Balance at November 30, 2003	357
Net flows excluding money markets	8
Net flows from money markets	21
Net market appreciation	38

Total net increase	67

Balance at November 30, 2004	$424

Asset management, distribution and administration fees increased 10% in fiscal 2004 and decreased 11% in fiscal 2003. The increase in fiscal 2004 reflected higher fund management and administration fees associated with a 15% increase in average assets under management or supervision. The increase in revenues also reflected a more favorable average asset mix, including a greater percentage of equity assets under management, partially offset by an increase in institutional fixed income and liquidity fund products, which generate lower fees than equity products. In fiscal 2003, the decrease primarily reflected lower distribution, fund management, and administration and redemption fees resulting from lower average assets under management or supervision, a less favorable average asset mix and lower redemptions of certain open-ended funds.

Non-Interest Expenses.    Fiscal 2004’s total non-interest expenses increased 7%. Compensation and benefits expense increased 21%, primarily reflecting higher incentive-based compensation costs due to higher net revenues and higher amortization expense related to equity-based awards (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses were relatively unchanged from fiscal 2003. Professional services expense increased 45%, primarily reflecting an increase in sub-advisory, legal and consulting fees, including costs associated with the establishment of the independent private equity firm that will manage the MSCP funds through a long-term sub-advisory role. Marketing and business development expense decreased 22%, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 7%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds.

Fiscal 2003’s total non-interest expenses decreased 3%. Compensation and benefits expense decreased 4%, principally reflecting a decrease in employment levels, as well as a net benefit of $12 million related to the adoption of SFAS No. 123. This net benefit was composed of a $24 million benefit related to expensing equity-based compensation awards over a longer service period, partially offset by $12 million related to expensing stock options based on the fair value of stock options granted in fiscal 2003 (see “Equity-Based Compensation Program” herein). Excluding compensation and benefits expense, non-interest expenses decreased 3% from fiscal 2002. Brokerage, clearing and exchange fees decreased 10%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in the current year due to a decrease in past sales. Other expenses increased 126%, primarily due to legal accruals associated with mutual fund regulatory settlements in fiscal 2003. In addition, fiscal 2002’s other expenses included the net benefit from certain legal matters, including the resolution of a mutual fund litigation matter.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Fees:
Merchant and cardmember	$1,318	$1,379	$1,420
Servicing	1,993	2,015	2,080
Other	17	15	30

Total non-interest revenues	3,328	3,409	3,530

Interest revenue	1,893	2,091	2,413
Interest expense	662	806	1,050

Net interest income	1,231	1,285	1,363
Provision for consumer loan losses	925	1,267	1,336

Net credit income	306	18	27

Net revenues	3,634	3,427	3,557

Non-interest expenses	2,362	2,334	2,379

Income before taxes	$1,272	$1,093	$1,178

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

Merchant and cardmember fees decreased 4% in fiscal 2004 and 3% in fiscal 2003. The decrease in fiscal 2004 was due to lower late payment and overlimit fees and higher cardmember rewards, net of estimated future forfeitures, partially offset by higher balance transfer fees and merchant discount revenues. The decline in late payment and overlimit fees reflected fewer late fee occurrences and a decline in the number of accounts charged an overlimit fee, partially offset by lower charge-offs of such fees. Late fee occurrences were lower primarily due to a decline during fiscal 2004 in the over 30-day delinquency rates. Overlimit fees declined due to fewer overlimit accounts and the Company’s modification of its overlimit fee policies and procedures in response to industry-wide regulatory guidance. The increase in net cardmember rewards reflected the impact of promotional programs and record sales volume. Balance transfer fees increased as a result of the Company’s continued focus on improving balance transfer profitability. The increase in merchant discount revenue was due to record sales volume. The decrease in merchant and cardmember fees in fiscal 2003 was due to a decline in late payment fees and higher cardmember rewards, partially offset by higher merchant discount revenue. The decline in late payment fees reflected fewer late fee occurrences and higher charge-offs of late payment fees. The increase in cardmember rewards reflected higher Cashback Bonus costs due to merchant partner programs and increased sales volume. The increase in merchant discount revenue was due to increased sales volume and an increase in the average merchant discount rate.

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

The table below presents the components of servicing fees:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Merchant and cardmember fees	$652	$727	$690
Other revenue	33	94	50

Total non-interest revenues	685	821	740

Interest revenue	3,910	4,174	4,061
Interest expense	730	802	887

Net interest income	3,180	3,372	3,174
Provision for consumer loan losses	1,872	2,178	1,834

Net credit income	1,308	1,194	1,340

Servicing fees	$1,993	$2,015	$2,080

Servicing fees are affected by the level of securitized loans and mortgage whole loan sales, the spread between the net interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of cardmember fees earned from securitized general purpose credit card loans. Servicing fees decreased 1% in fiscal 2004 and 3% in fiscal 2003. The decrease in fiscal 2004 reflected lower cardmember fees, net interest cash flows and other revenue, partially offset by a lower provision for consumer loan losses. Cardmember fees declined due to lower late payment and overlimit fees, partially offset by higher balance transfer fees and lower fee net charge-offs. The decrease in net interest cash flows was largely attributable to a lower level of average securitized general purpose credit card loans. The decrease in the provision for consumer loan losses was attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio and a lower level of average securitized general purpose credit card loans. In fiscal 2003, the decrease in servicing fees was due to higher credit losses associated with a higher level of average securitized general purpose credit card loans and a higher rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio. The decrease was partially offset by higher net interest cash flows and cardmember fees on securitized general purpose credit card loans associated with a higher level of average securitized general purpose credit card loans and higher other revenue.

The Other revenue component of servicing fees includes net securitization gains and losses on general purpose credit card loans and mortgage loans, gains and losses on mortgage whole loan sales and net revenues from mortgage servicing rights on mortgage whole loan sales. The decrease in the Other revenue component of servicing fees in fiscal 2004 was attributable to lower levels of general purpose credit card and mortgage loan securitization transactions and higher net gain amortization related to prior securitization transactions, partially offset by higher gains associated with mortgage whole loan sales as compared with fiscal 2003. The increase in Other revenue in fiscal 2003 was attributable to higher levels of general purpose credit card and mortgage loan securitization transactions, offset, in part, by higher net gain amortization related to prior securitization transactions.

The following table presents net proceeds received from consumer loan sales:

	Fiscal 2004	Fiscal 2003
	(dollars in millions)
General purpose credit card asset securitizations	$3,714	$5,666
Mortgage loan securitization transactions	—	1,191
Mortgage whole loan sales	3,876	4,007

Net proceeds from consumer loan sales	$7,590	$10,864

The credit card asset securitization transactions completed in fiscal 2004 have expected maturities ranging from approximately three to seven years from the date of issuance.

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

Net interest income decreased 4% in fiscal 2004 from fiscal 2003 due to a decline in interest revenue that was partially offset by lower interest expense. The decline in interest revenue was primarily due to a decrease in average general purpose credit card loans. The decrease in interest expense was primarily due to a lower level of average interest bearing liabilities and a decrease in the Company’s average cost of borrowings. The Company’s average cost of borrowings was 4.01% for fiscal 2004 as compared with 4.33% for fiscal 2003. The decline in the average cost of borrowings reflected the favorable impact of replacing certain maturing fixed rate debt with lower cost financing.

Net interest income decreased 6% in fiscal 2003 from the prior-year period, as a decline in interest revenue was partially offset by lower interest expense. The decline in interest revenue was due to a lower yield on general purpose credit card loans and a decrease in average general purpose credit card loans. The lower yield on general purpose credit card loans was primarily due to lower interest rates offered to new cardmembers and certain existing cardmembers and a higher level of net interest charge-offs. The decrease in average general purpose credit card loans was primarily due to a higher level of securitized loans and higher payments by cardmembers, partially offset by record levels of sales volume. The decrease in interest expense was primarily due to a decrease in the Company’s average cost of borrowings and a lower level of average interest bearing liabilities. The Company’s average cost of borrowings was 4.33% for fiscal 2003 as compared with 5.29% for fiscal 2002. The decline in the average cost of borrowings reflected the Fed’s aggressive easing of interest rates that began in fiscal 2001 and the favorable impact of replacing certain maturing fixed rate debt with lower cost financing, reflecting the lower interest rate environment in fiscal 2003.

The following tables present analyses of Credit Services average balance sheets and interest rates in fiscal 2004, fiscal 2003 and fiscal 2002 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2004			Fiscal 2003			Fiscal 2002
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$17,608	10.05%	$1,770	$19,531	10.02%	$1,956	$20,659	11.03%	$2,279
Other consumer loans	1,304	5.33	69	1,530	5.45	83	1,229	5.99	73
Investment securities	116	0.66	1	73	0.88	1	60	1.46	1
Other	2,527	2.11	53	2,668	1.90	51	2,451	2.45	60

Total interest earning assets	21,555	8.78	1,893	23,802	8.79	2,091	24,399	9.89	2,413
Allowance for loan losses	(972)			(967)			(890)
Non-interest earning assets	2,582			2,511			2,534

Total assets	$23,165			$25,346			$26,043

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$688	1.05%	$7	$810	1.01%	$8	$1,018	1.56%	$16
Brokered	8,601	5.07	436	10,523	5.28	556	9,732	6.01	584
Other time	2,154	3.33	72	1,620	4.38	71	2,037	5.10	104

Total interest bearing deposits	11,443	4.50	515	12,953	4.90	635	12,787	5.51	704
Other borrowings	5,078	2.90	147	5,676	3.02	171	7,053	4.91	346

Total interest bearing liabilities	16,521	4.01	662	18,629	4.33	806	19,840	5.29	1,050
Shareholder’s equity/other liabilities	6,644			6,717			6,203

Total liabilities and shareholder’s equity	$23,165			$25,346			$26,043

Net interest income			$1,231			$1,285			$1,363

Net interest margin(1)			5.71%			5.40%			5.59%
Interest rate spread(2)		4.77%			4.46%			4.60%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Fiscal 2004 vs. Fiscal 2003			Fiscal 2003 vs. Fiscal 2002
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$(191)	$5	$(186)	$(125)	$(198)	$(323)
Other consumer loans	(12)	(2)	(14)	17	(7)	10
Other	(3)	5	2	5	(14)	(9)

Total interest revenue	(196)	(2)	(198)	(59)	(263)	(322)

Interest Expense
Interest bearing deposits:
Savings	(1)	—	(1)	(3)	(5)	(8)
Brokered	(102)	(18)	(120)	48	(76)	(28)
Other time	23	(22)	1	(21)	(12)	(33)

Total interest bearing deposits	(74)	(46)	(120)	9	(78)	(69)
Other borrowings	(18)	(6)	(24)	(68)	(107)	(175)

Total interest expense	(91)	(53)	(144)	(64)	(180)	(244)

Net interest income	$(105)	$51	$(54)	$5	$(83)	$(78)

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans. The Company believes that the adjustments made in fiscal 2004 comply with the guidance. However, bank regulators have broad discretion on the application of the guidance, and changes in such guidance or its application by the regulators could impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs.

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

The Company’s provision for consumer loan losses was $925 million and $1,267 million for fiscal 2004 and fiscal 2003, respectively. The Company’s allowance for consumer loan losses was $943 million at November 30, 2004 and $1,002 million at November 30, 2003.

The provision for consumer loan losses decreased 27% in fiscal 2004, primarily due to lower net principal charge-offs resulting from an improvement in credit quality, including lower bankruptcy charge-offs driven by a decline in U.S. personal bankruptcy filings. The decrease was also due to a lower level of average general purpose credit card loans. The Company reduced the allowance for consumer loan losses by approximately $60 million in fiscal 2004 due to improvement in credit quality, including lower delinquency rates and dollars. In fiscal 2003, the provision for consumer loan losses decreased 5%, primarily due to a lower level of average general purpose credit card loans. In response to unfavorable trends in U.S. consumer bankruptcy filings and relatively high unemployment levels, the Company recorded a provision for consumer loan losses that exceeded the amount of net consumer loans charged off by approximately $70 million in fiscal 2003.

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

In fiscal 2004, net principal charge-off rates decreased in both the owned and managed portfolios as compared with fiscal 2003, reflecting improvements in portfolio credit quality and a lower level of bankruptcy filings (see “Managed General Purpose Credit Card Loan Data” herein). Delinquency rates in both the over 30- and over 90-day categories were lower in both the owned and managed portfolios at November 30, 2004 as compared with November 30, 2003, also reflecting improvements in portfolio credit quality.

In the second quarter of fiscal 2003, the Company changed its policy related to deceased cardmember accounts to charge off 60 days after notification as compared with charging off 180 days past due. This change accelerated charge-offs beginning in the third quarter of fiscal 2003 and increased charge-offs in the second half of fiscal 2003. During the second half of fiscal 2002 and the first half of fiscal 2003, the Company changed its re-age policy in response to industry-wide regulatory guidelines. A re-age is intended to assist delinquent cardmembers who have experienced financial difficulties by returning the account to current status. This change in the re-age policy, along with the economic challenges as evidenced by high levels of unemployment and U.S. bankruptcy filings, resulted in a significant decrease in the number of cardmembers eligible for re-age vs. comparable periods in fiscal 2002. During fiscal 2003, the Company’s re-age volume decreased by approximately 40% from fiscal 2002. The reduction in re-age volume was a contributing factor to the higher delinquencies and charge-off levels experienced in fiscal 2003 as compared with fiscal 2002.

In fiscal 2003, net principal charge-off rates increased in the managed portfolio as compared with fiscal 2002, reflecting the impact of lower re-age volume and the change in the Company’s deceased cardmember policy discussed above (see “Managed General Purpose Credit Card Loan Data” herein). In the U.S., high levels of unemployment, the seasoning of the Company’s general purpose credit card loan portfolio, a high level of bankruptcy filings and policy changes contributed to the higher net principal charge-off rate in the managed portfolio during fiscal 2003. In addition, these conditions impacted the Company’s delinquency rates in both the over 30- and over 90-day categories, which were higher in both the owned and managed portfolio at November 30, 2003 as compared with November 30, 2002. A lower level of general purpose credit card loan balances also negatively impacted delinquency and net principal charge-off rates in fiscal 2003.

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

Non-Interest Expenses.    Non-interest expenses increased 1% in fiscal 2004 from fiscal 2003. Compensation and benefits expense decreased 5% due to lower employee benefit costs, as well as lower salaries resulting from lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003. Excluding compensation and benefits expense, non-interest expenses increased 5%. Marketing and business development expense increased 20% due to increased marketing costs associated with account acquisition, merchant initiatives and advertising. Other expenses decreased 9%, primarily reflecting a decrease in certain operating expenses, including lower losses associated with cardmember fraud.

Fiscal 2003’s total non-interest expenses decreased 2% from fiscal 2002. Compensation and benefits expense increased 6%, reflecting an increase in personnel costs, including salaries and benefits, as well as costs associated with workforce reductions conducted during the fourth quarter of fiscal 2003. These costs included a charge of $35 million (pre-tax) associated with workforce reductions and facility consolidations that were conducted during the fourth quarter of fiscal 2003. The charge reflected several actions in response to slower industry growth and difficult consumer credit conditions and consisted of severance-related costs of $29 million and space-related and other costs of $6 million. The majority of these costs were paid by the end of the first quarter of fiscal 2004. Excluding compensation and benefits expense, non-interest expenses decreased 6%. Marketing and business development expense decreased 11% due to lower direct mail costs. Other expenses decreased 11%, primarily reflecting a decrease in certain operating expenses, including lower costs associated with cardmember fraud and merchant bankruptcies.

Other Matters.    On October 4, 2004, the U.S. Supreme Court rejected an appeal by Visa and MasterCard in U.S. v. Visa/MasterCard. The trial and appellate courts found that Visa and MasterCard rules and policies that prevented virtually all U.S. financial institutions from doing business with competing networks violated the antitrust laws. Now that these rules have been struck down as illegal, financial institutions (in addition to Discover Bank) will be able to issue credit and debit cards on the Discover Network. Following the Supreme Court decision, Credit Services filed a lawsuit in federal court in New York seeking damages for harm caused by the anti-competitive rules. In January 2005, the Company announced that it had signed its first third-party issuance with GE Consumer Finance to issue the Wal-Mart Discover card on the Discover Network.

On January 12, 2005, the Company completed its acquisition of PULSE (see “Business Acquisitions and Asset Sales” herein).

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

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (“owned” loan basis). Managed loan data assume that the Company’s securitized loan receivables have not been sold and present the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Credit Services business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a more meaningful comparison with industry competitors.

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Fiscal 2004			Fiscal 2003			Fiscal 2002
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$17,608	10.05%	6.04%	$19,531	10.02%	5.69%	$20,659	11.03%	5.74%
Securitized	29,779	12.90%	10.56%	31,333	13.13%	10.64%	29,176	13.79%	10.78%

Managed	$47,387	11.84%	8.92%	$50,864	11.93%	8.77%	$49,835	12.64%	8.71%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Fiscal 2004			Fiscal 2003			Fiscal 2002
	Period- End Loans	Delinquency Rates		Period- End Loans	Delinquency Rates		Period- End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$19,724	4.08%	1.97%	$18,930	5.36%	2.53%	$22,153	5.32%	2.41%
Securitized	28,537	4.87%	2.34%	29,428	6.36%	3.01%	28,990	6.45%	2.85%

Managed	$48,261	4.55%	2.18%	$48,358	5.97%	2.82%	$51,143	5.96%	2.66%

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net Principal Charge-offs:
Owned	5.53%	6.05%	6.06%
Securitized	6.28%	6.95%	6.29%
Managed	6.00%	6.60%	6.19%

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net Total Charge-offs (inclusive of interest and fees):
Owned	7.68%	8.33%	7.97%
Securitized	9.01%	9.75%	8.51%
Managed	8.51%	9.20%	8.28%

Business Acquisitions and Asset Sales.

On January 12, 2005, the Company completed the acquisition of PULSE, an Automated Teller Machine/debit network currently serving banks, credit unions and savings institutions in the U.S. The Company believes that the combination of the PULSE and Discover Network will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE will be included within the Credit Services business segment.

On June 3, 2004, the Company completed the acquisition of Barra, a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The Company believes that the combination of MSCI, a majority-owned subsidiary of the Company, and Barra created a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million. The Company recorded goodwill and other intangible assets totaling $663 million in connection with the acquisition (see Note 24 to the consolidated financial statements).

In fiscal 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact related to this acquisition, which is included in the Company’s Institutional Securities segment, was not significant.

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group segment.

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) segments. The allocation was based upon occupancy levels originally planned for the building.

Discontinued Operations.

As described in Note 25 to the consolidated financial statements, in the third quarter of fiscal 2004, the Company recorded a pre-tax loss of $42 million in its Institutional Securities business related to the write-down of certain aircraft that were subject to a probable sale and, accordingly, have been designated as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented. As of February 3, 2005, all of the aircraft referred to above were sold.

The table below provides information regarding the pre-tax loss on discontinued operations and the aircraft impairment charges that are included in these amounts (dollars in millions):

	Fiscal Year
	2004	2003	2002
Pre-tax loss on discontinued operations	$38	$38	$18
Aircraft impairment charges	2	16	4

The pre-tax loss on discontinued operations for fiscal 2003 also included a $19 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements). The Company may sell additional aircraft from time to time.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. Assuming current progress, the Company expects this IRS examination to be completed in fiscal 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective tax rate.

Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions then existing in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

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

At November 30, 2004, the remaining liability associated with these charges was approximately $75 million, which was included in Other liabilities and accrued expenses in the consolidated statement of financial condition. The liability will continue to be reduced as the leases on the office locations referred to above expire.

Equity-Based Compensation Program.

Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method (see Note 2 to the consolidated financial statements). The Company now records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options). Prior to fiscal 2003, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

As a result of the adoption of SFAS No. 123, the Company is recognizing the fair value of equity-based awards granted in fiscal 2003 and fiscal 2004 over service periods of three and four years, including the year of grant. Prior to fiscal 2003, the service period for stock-based awards was deemed to be the year of grant. The effect of expensing stock-based awards over a longer period of service reduced compensation expense recorded for deferred stock awards by $438 million in fiscal 2003 as compared with fiscal 2002. In addition, in connection with the adoption of SFAS No. 123, the Company recorded compensation expense of $176 million based on the fair value of stock options granted in fiscal 2003. The net impact of these revisions reduced the Company’s compensation and benefits expense by $262 million in fiscal 2003 and increased net income by $177 million (or $0.16 per share) in fiscal 2003 as compared with fiscal 2002.

As a result of amortizing the cost of equity-based awards over their respective service periods (including the year of grant), fiscal 2004’s compensation and benefits expense included the amortization of equity-based awards granted in both fiscal 2004 and fiscal 2003. Fiscal 2003’s compensation and benefits expense only included the amortization of equity-based awards granted in fiscal 2003. The net amount of compensation and benefits expense recognized by the Company related to its equity-based awards (deferred stock and stock options) was approximately $650 million in fiscal 2004 and approximately $285 million in fiscal 2003.

In December 2004, the Financial Accounting Standards Board (the “FASB”) made certain revisions to SFAS No. 123 that will impact the Company’s compensation and benefits expense in fiscal 2005 and future periods (see “New Accounting Developments – Stock-Based Compensation” herein).

Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Individual Investor Group segment in the fourth quarter of fiscal 2004. Such adjustment reduced net income by approximately $50 million and basic and diluted earnings per share by $0.05. If the above referenced fees and expenses had been recognized over the relevant contract period in the past, pre-tax income for the Company and the Individual Investor Group segment would have been lower by the following amounts:

Decrease in Pre-tax Income
(dollars in millions)
Quarter ended:
February 28, 2002	$(4.1)
May 31, 2002	(3.7)
August 31, 2002	(2.1)
November 30, 2002	(0.8)

Fiscal 2002 total	(10.7)

February 28, 2003	(5.2)
May 31, 2003	(1.3)
August 31, 2003	(4.2)
November 30, 2003	(2.0)

Fiscal 2003 total	(12.7)

February 29, 2004	(3.1)
May 31, 2004	(2.6)
August 31, 2004	(2.3)

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

In fiscal 2004, fiscal 2003 and fiscal 2002, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2004	2003	2002
	(dollars in millions)
Losses from unconsolidated investees	$328	$279	$77
Tax credits	351	308	109
Tax benefits on losses	132	112	31

IRS field auditors are contesting the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (the “LLC”). To qualify for the tax credits under Section 29 of the Internal Revenue Code, the production facility must have been placed in service before July 1, 1998. The LLC is vigorously contesting the IRS proposed position. If the IRS ultimately prevails, it could have an adverse effect on the Company’s tax liability or results of operations. The Company has recognized cumulative tax credits of approximately $110 million associated with the LLC’s synthetic fuel facilities.

Pension Plans.

The Company made contributions of $120 million and $239 million to its defined benefit pension plans (U.S. and non-U.S.) in fiscal 2004 and fiscal 2003, respectively. These contributions were funded with cash from operations and were recorded as a component of prepaid pension benefit cost in the Company’s consolidated statements of financial condition. In addition, the Company, in consultation with its independent actuaries, lowered its expected long-term rate of return on U.S. plan assets (from 7.50% to 7.25%) for fiscal 2004 (see Note 15 to the consolidated financial statements). The impact of this change was not material to the Company’s consolidated results of operations in fiscal 2004.

The Company determines the amount of its pension contributions by considering the interaction of several factors. Such factors include the range of potential contributions (i.e., the Employee Retirement Income Security Act of 1974 (“ERISA”) minimum required contribution up to the maximum tax-deductible amount), the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. At November 30, 2004, there were no minimum required ERISA contributions for the Company’s pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). For its non-U.S. plans, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its unfunded supplementary plans (the “Supplemental Plans”) are accrued by the Company and are funded when paid to the beneficiaries.

In accordance with U.S. GAAP, the Company recognizes pension expense before the payment of benefits to retirees occurs. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets.

The assumed discount rate, which reflects the rates at which pension benefits could be effectively settled, is used to measure the projected and accumulated benefit obligations and to calculate the service cost and interest cost. The assumed discount rate reflects the rates of return on available high-quality fixed-income investments that reflect the timing and amount of expected benefit payments. For its Qualified Plan, which comprised approximately 94% of the total assets of the Company’s pension plans at November 30, 2004, the Company estimates its discount rate based on both the absolute levels of and year-to-year changes in various high-quality bond indices, including the Moody’s Aa long-term rate bond yield.

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets. For its Qualified Plan, the Company annually reviews the expected long-term return based on changes in the target investment mix and economic environment from the previous year. It then compares its initial estimate (and adjusts, if necessary) with a portfolio return calculator model (the “Portfolio Model”) that produces a range of expected returns for the portfolio. Return assumptions are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. Expenses that are expected to be paid from the investment return are reflected in the Portfolio Model as a percentage of plan assets. This includes investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from the Qualified Plan.

The Company’s expected long-term rate of return on assets for its Qualified Plan for fiscal 2004 was based on the following expected asset allocation:

	Target Investment Mix	Expected Annual Return(1)
Domestic equity:
Large capitalization	30%	8.0%
Small capitalization	10%	8.6%

International equity	15%	8.5%

Fixed income:
Intermediate government/corporate	22%	4.1%
Long-term government/corporate	23%	5.5%

(1)	These amounts do not include the impact of diversification on the overall expected portfolio return.

For its Qualified Plan, expected returns are computed using a market-related value of assets. For the market-related value of assets, a smoothed actuarial value of assets is used, equal to a moving average of market values in which investment income is recognized over a five-year period. Investment income equal to the expected return on the prior year’s market-related value of plan assets is recognized immediately. Any difference between the actual investment income (on a market-value basis) and the expected return is recognized over a five-year period in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In addition, the market-related value of assets must be no greater than 120% and no less than 80% of the market value of assets.

The Company amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service (generally 11 to 18 years) of active participants in each plan to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The loss amortization component of fiscal 2004 pension expense was approximately $38 million, and future amortization is not expected to have a material impact on the Company’s pension expense.

Insurance Recovery.

On September 11, 2001, the U.S experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company’s employees were located, and the temporary closing of the debt and equity financial markets in the U.S. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

The Company has recognized costs related to the terrorist attacks pertaining to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. The costs were offset by estimated insurance recoveries.

The Company continues to be in negotiations with its insurance carriers related to the events of September 11, 2001. At the conclusion of these negotiations, the Company currently believes that the amounts it will recover under its insurance policies will be in excess of costs recognized for accounting purposes related to the terrorist attacks. As of November 30, 2004, the Company had not recorded a gain for the anticipated excess recovery.

Internal Control Over Financial Reporting.

SOX 404 requires that the Company make an assertion as to the effectiveness of its internal control over financial reporting beginning with its fiscal 2004 Annual Report on Form 10-K. The Company’s independent registered public accounting firm must attest to management’s assertion. In order to make its assertion, the Company was required to identify material financial and operational processes, document internal controls supporting the financial reporting process and evaluate the design and effectiveness of these controls. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Part I, Item 9A.

The Company began preparing for its SOX 404 initiative prior to fiscal 2004. The Company formed a Project Management Office to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business and control groups involved in the initiative and assist in the assessment of internal control over financial reporting. The Company also formed a Steering Committee, comprised of senior personnel from its control groups, to set uniform guiding principles and policies, review the progress of the initiative, direct the efforts of the Project Management Office and update the Audit Committee of the Board of Directors on an ongoing basis. The Company also retained an accounting firm other than its independent registered public accounting firm to assist in its compliance with SOX 404.

The SOX 404 effort involved many of the Company’s employees around the world, including participation by the business areas and control groups. The Company viewed this evaluation of its internal control over financial reporting as more than a regulatory exercise—it was an opportunity to assess critically the financial control environment and make it even stronger. The Company incurred initial costs associated with its SOX 404 initiative in fiscal 2004 and expects to incur costs in the future, particularly as it coordinates the SOX 404 evaluation with other regulatory requirements to review and evaluate the control environment.

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

The fair value of the Company’s Financial instruments owned and Financial instruments sold, not yet purchased are generally based on observable market prices, observable market parameters or derived from such prices or parameters based on bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased. In the case of financial instruments transacted on recognized exchanges, the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the highest price a buyer is willing to pay for a financial instrument at a particular time. Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.

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

The following table presents the valuation of the Company’s cash products by level of price transparency (dollars in millions):

	At November 30, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$145,975	$66,948	$147,228	$75,058
Reduced or no price transparency	9,725	827	9,942	148

Total	$155,700	$67,775	$157,170	$75,206

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

The following table presents the fair value of the Company’s exchange traded and OTC derivative assets and liabilities (dollars in millions):

	At November 30, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$2,754	$4,815	$2,306	$3,091
OTC	64,338	51,005	42,346	33,151

Total	$67,092	$55,820	$44,652	$36,242

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

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or other related financial instruments. The Company’s trading divisions, the Financial Control Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the hedges. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

Transfers of Financial Assets.    The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” and other related pronouncements. The gain or loss on the sale of financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

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

Aircraft under operating leases that fulfill the criteria to be classified as held for sale in accordance with SFAS No. 144 are stated at the lower of carrying value (i.e., cost less accumulated depreciation and impairment charges) or fair value less estimated cost to sell. Depreciation expense is not recorded for aircraft that are classified as held for sale. The Company will recognize a charge for any initial or subsequent write-down to fair value less estimated cost to sell (see Notes 18 and 25 to the consolidated financial statements). A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

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

The Company’s results of operations also may be materially affected by competitive factors. Included among the principal competitive factors affecting the Institutional Securities and Individual Investor Group businesses are the Company’s reputation, the quality of its personnel, its products, services and advice, capital commitments, relative pricing and innovation. Competition in the Company’s Investment Management business is affected by a number of factors, including the Company’s reputation, investment objectives, quality of investment professionals, relative performance of investment products, advertising and sales promotion efforts, fee levels, distribution channels, and types and quality of services offered. In the Credit Services business, competition centers on merchant acceptance of credit and debit cards, account acquisition and customer utilization of credit and debit cards, all of which are impacted by the types of fees, interest rates and other features offered.

The Company strives to increase market share in all of its businesses and evaluates the competitive position of its businesses by, among other things, monitoring various market share data. For example, in the Institutional Securities investment banking business, the Company monitors its market share in key areas such as announced and completed worldwide mergers and acquisitions, worldwide equity underwritings and worldwide debt underwritings. In the Institutional Securities sales and trading business, the Company monitors its market share via independent client surveys as well as its market share of global exchange and non-exchange volumes. In the Individual Investor Group business, the Company monitors its market share of client assets and the number of representatives. In the

Investment Management business, the Company monitors its market share of assets under management or supervision and mutual fund flows among mutual fund managers. It also monitors the relative performance of its funds as determined by organizations such as Morningstar and Lipper. In the Credit Services business, the Company monitors its ranking in the number of merchant and cash access locations, the level of general purpose credit card loan balances outstanding, transaction volume and the credit quality of its loan portfolio.

The Company competes with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the Internet. The Company competes with some of its competitors globally and with others on a regional or product basis. Certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services industries have been acquired by or merged into other firms. Such convergence could result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition may become even more intense as the Company continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence in certain areas. In addition, the Company has experienced competition for qualified employees. The Company’s ability to sustain or improve its competitive position will substantially depend on its ability to continue to attract and retain qualified employees while managing compensation costs.

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

Liquidity and Capital Resources.

The Company’s senior management establishes the overall liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. These committees, along with the Company’s Treasury Department and other control groups, also assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated balance sheet, liquidity and capital structure, thereby helping to ensure that its business activities are integrated with the Company’s liquidity and capital policies. For a description of the Company’s other principal risks and how they are monitored and managed, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

The Company’s liquidity and funding risk management policies are designed to mitigate the potential risk that the Company may be unable to access adequate financing to service its financial obligations when they come due without material, adverse franchise or business impact. The key objectives of the liquidity and funding risk management framework are to support the successful execution of the Company’s business strategies while ensuring ongoing and sufficient liquidity through the business cycle and during periods of financial distress. The principal elements of the Company’s liquidity framework are the cash capital policy, the liquidity reserve and stress testing through the contingency funding plan. Comprehensive financing guidelines (collateralized funding, long-term funding strategy, surplus capacity, diversification, staggered maturities, committed credit facilities) support the Company’s target liquidity profile.

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

The Company’s total assets increased to $775.4 billion at November 30, 2004 from $602.8 billion at November 30, 2003. The increase was primarily due to increases in securities borrowed, securities purchased under agreements to resell, financial instruments owned (largely driven by derivative contracts), receivables from customers and cash and securities segregated under federal and other regulations. The increase in securities borrowed, securities purchased under agreements to resell and receivables from customers was largely due to growth in the Company’s equity financing related activities. The increase in derivative contracts was associated with interest rate, currency, equity and commodity derivative products due to increased customer flow and market activity. Cash and securities segregated under federal and other regulations increased due to increased levels of customer activity.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long dated nature (final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of November 30, 2004 and November 30, 2003 and for the average month-end balances during fiscal 2004:

	Balance at				Average Month-End Balance
	November 30, 2004		November 30, 2003		Fiscal 2004
	(dollars in millions, except ratio data)
Total assets	$775,410		$602,843		$713,992
Less: Securities purchased under agreements to resell	(123,041)		(78,205)		(98,485)
Securities borrowed	(208,349)		(153,813)		(191,767)
Add: Financial instruments sold, not yet purchased	123,595		111,448		128,681
Less: Derivative contracts sold, not yet purchased	(55,820)		(36,242)		(43,433)

Subtotal	511,795		446,031		508,988
Less: Segregated customer cash and securities balances	(26,534)		(20,705)		(25,596)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46, as revised	(44,895)		(35,217)		(39,728)
Goodwill and intangible assets	(2,199)		(1,523)		(1,761)

Adjusted assets	$438,167		$388,586		$441,903

Shareholders’ equity	$28,206		$24,867		$26,718
Junior subordinated debt issued to capital trusts	2,897		2,810		2,877

Subtotal	31,103		27,677		29,595
Less: Goodwill and intangible assets	(2,199)		(1,523)		(1,761)

Tangible shareholders’ equity	$28,904		$26,154		$27,834

Leverage ratio(1)	26.8	x	23.0	x	25.7	x

Adjusted leverage ratio(2)	15.2	x	14.9	x	15.9	x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

The Company’s total capital consists of equity capital combined with long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At November 30, 2004, total capital was $110.8 billion, an increase of $28.0 billion from November 30, 2003.

During the 12 months ended November 30, 2004, the Company issued senior notes aggregating $38.2 billion, including non-U.S. dollar currency notes aggregating $8.3 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2004, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $121 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.2 years at November 30, 2004. Subsequent to fiscal year-end and through February 4, 2005, the Company’s long-term borrowings (net of repayments) increased by approximately $8.6 billion.

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects and provides protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s inventories, underwritings, principal investments, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of the Company’s business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of the market, regulators and rating agencies. The Company assigns economic capital to each business unit based primarily on regulatory capital usage and potential stress losses across various dimensions of market, credit, business and operational risks. Additional capital is assigned for goodwill, intangible assets, principal investment risk, and balance sheet usage as required to meet the Company’s leverage ratio targets. The Company’s framework for allocating economic capital is intended to align equity capital with the risks in each business, provide business managers with tools for measuring and managing risk, and allow senior management to evaluate risk-adjusted returns to facilitate resource allocation decisions. At November 30, 2004, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $31.1 billion, an increase of $3.4 billion from November 30, 2003.

The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. There were no repurchases made under the capital management authorization during fiscal 2004. The unused portion of this authorization at January 31, 2005 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. During fiscal 2004, the Company purchased approximately $1,132 million of its common stock (approximately 23 million shares) through open market purchases at an average cost of $50.31 (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5). The Company currently anticipates that it will increase common stock repurchases pursuant to its equity anti-dilution program and expects that these repurchases will be between 35 million and 80 million shares for fiscal 2005. The actual amount of repurchases will be subject to market conditions and certain other factors. The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2004, the Board of Directors increased the quarterly dividend per common share by 8% to $0.27.

Liquidity Management Policies.    The primary goal of the Company’s liquidity and funding activities is to ensure adequate financing over a wide range of potential credit ratings and market environments. Given the highly liquid nature of the Company’s balance sheet, day-to-day funding requirements are largely fulfilled through the use of stable collateralized financing. The Company has centralized management of credit-sensitive unsecured funding sources in the Treasury Department. In order to meet target liquidity requirements and withstand an unforeseen contraction in credit availability, the Company has designed a liquidity management framework.

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $28 billion during fiscal 2004.

Contingency Funding Plan.

The Company’s Contingency Funding Plan (“CFP”) model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year; (ii) maturity roll-off of outstanding letters of credit with no further issuance, and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a ratings downgrade; (v) higher haircuts on or lower availability of secured funding; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

The Company’s CFP is developed at the legal entity level in order to capture specific cash requirements and availability for the parent company and each of its major operating subsidiaries. The CFP assumes that the parent company does not have access to cash that may be trapped at subsidiaries due to regulatory, legal or tax constraints. In addition, the CFP assumes that the parent company does not draw down on its committed credit facilities.

Bank subsidiaries that operate in a deposit-protected environment are not expected to be impacted by a Company-specific credit event and are expected to continue to provide reliable funding for assets held in these entities. These entities include Discover Bank, which primarily funds credit card receivables, and Morgan Stanley Bank, which funds senior loans and certain mortgage assets. Discover Bank also accesses the asset-backed financing market for a significant portion of its funding requirements.

Cash Capital.

The Company maintains a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include the parent company’s equity and the non-current portion of certain long-term borrowings. Uses of cash capital include the following: (i) illiquid assets such as buildings, aircraft, equipment, goodwill and intangible assets, exchange memberships, deferred tax assets and principal investments; (ii) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment; i.e., stressed haircuts; and (iii) expected drawdowns on unfunded commitments.

The Company seeks to maintain a surplus cash capital position. The Company’s equity capital of $31.1 billion (including junior subordinated debt issued to capital trusts), long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $79.6 billion and Capital Units of $66 million comprised the Company’s total capital of $110.8 billion as of November 30, 2004, which substantially exceeded cash capital requirements.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve which is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. Prior to fiscal 2004, this liquidity reserve was held in the form of cash deposited with banks. Beginning in late fiscal 2004, this liquidity reserve was increased and separated into a cash component and a pool of unencumbered securities. The pool of unencumbered securities, against which funding can be raised, is managed on a global basis, and securities for the pool are chosen accordingly. The U.S.-held component consists largely of U.S. government bonds and at November 30, 2004 totaled $10.0 billion. The non-U.S. component consists of European government bonds and other high-quality collateral. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with Morgan Stanley Japan Limited (“MSJL”) as borrower and the Company as guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2004, the Company had a $12.0 billion surplus shareholders’ equity as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated (“MS&Co.”), one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At November 30, 2004, MS&Co. had a $2.8 billion surplus consolidated stockholder’s equity and a $0.9 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited (“MSIL”), the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2004, MSIL had a $1.7 billion surplus Shareholder’s Equity and a $2.0 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time (see Note 7 to the consolidated financial statements). The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2004, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

The committed credit facilities demonstrate the diversity of lenders to the Company covering geographic regions, including North America, Europe and Asia.

On a yearly basis, the Company’s committed credit strategy is reviewed and approved by its senior management. This strategy takes the Company’s total liquidity sources into consideration when determining the appropriate size and mix of committed credit.

The Company, through one of its subsidiaries, maintains several funded committed credit facilities to support the collateralized commercial and residential mortgage whole loan business. Lenders to these facilities provided an aggregate of $10.7 billion in financing at November 30, 2004.

Funding Management Policies.

The Company funds its balance sheet on a global basis through diverse sources. These sources include the Company’s equity capital; long-term debt; repurchase agreements; U.S., Canadian, Euro, Japanese and Australian commercial paper; asset-backed securitizations; letters of credit; unsecured bond borrowings; securities lending; buy/sell agreements; municipal reinvestments; promissory notes; master notes; and committed and uncommitted lines of credit. Repurchase agreement transactions, securities lending and a portion of the Company’s bank borrowings are made on a collateralized basis and, therefore, provide a more stable source of funding than short-term unsecured borrowings. The Company has active financing programs for both standard and structured products in the U.S., European and Asian markets, targeting global investors and currencies such as the U.S. dollar, euro, British pound, Australian dollar and Japanese yen.

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

The Company’s funding management policies are designed to provide for financings that are executed in a manner that reduces the risk of disruption to the Company’s operations that would result from an interruption in the availability of the Company’s funding sources. The Company pursues a strategy of diversification of funding sources (by product, by investor and by region) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. Maturities of financings are designed to manage exposure to refinancing risk in any one period. The Company maintains a surplus of unused short-term funding sources at all times to withstand any unforeseen contraction in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company also maintains committed credit facilities (described above) to support its ongoing borrowing programs.

Secured Financing.    A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing these assets with stable collateralized borrowing, while the securitization market allows for the securitization of the credit card receivables arising from the Company’s Credit Services business.

The Company’s goal is to maximize funding through less credit sensitive collateralized borrowings and asset securitizations in order to reduce reliance on unsecured financing. The Institutional Securities business emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding which is more typically subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business continually seeks to expand its global secured borrowing capacity. Similarly, Credit Services, through its use of the securitization market, reduces the need for other unsecured parent company financing.

Unsecured Financing.    The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets. In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 8 to the consolidated financial statements).

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

The Company has a portfolio approach for managing the unsecured debt issued by the parent company. This approach gives the Company flexibility to manage the unsecured debt portfolio across maturities, currencies, investors, and regions, taking into account market capacity and pricing. Down-lending to subsidiaries is managed to ensure that inter-company borrowings mature before those of the parent company. Liquidity and funding policies recognize potential constraints on the Company’s ability to transfer funds between regulated entities and the parent company.

During fiscal 2004, the Company’s long-term financing strategy was driven, in part, by its continued focus on improved balance sheet strength (evaluated through enhanced capital and liquidity positions), a significant factor in the maintenance of strong credit ratings. As a result, for fiscal 2004, $38.2 billion of unsecured debt was issued (excluding certain equity and credit-linked products not considered to be a component of the Company’s cash capital). Financing transactions were structured to ensure staggered maturities, thereby mitigating refinancing risk, and a diversified investor base was targeted through sales to domestic as well as international institutional and retail clients. Unsecured debt issuance activity resulted in a net increase in the long-term debt component of the cash capital portfolio of approximately $24 billion.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its: level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At November 30, 2004, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $860 million. Of this amount, $367 million (approximately 43%) relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of January 31, 2005, the Company’s credit ratings were as follows:

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

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPE”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $3.9 billion at November 30, 2004, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. For further information about the Company’s Institutional Securities securitization activities, see Notes 2 and 4 to the consolidated financial statements. In addition, see Note 19 to the consolidated financial statements for information about variable interest entities, the Company’s arrangements with these entities and its adoption of FIN 46, as revised.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 20 to the consolidated financial statements).

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

A group of banks is committed to provide up to $1.3 billion under a credit facility that supports the short-term extendible asset-backed certificate program issued by the Discover Card Master Trust I. Such credit facility was renewed in the first quarter of fiscal 2005.

Guarantees.    FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding derivative contracts, financial guarantees to third parties, market value guarantees and liquidity facilities at November 30, 2004:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$473,598	$281,033	$294,873	$254,354	$1,303,858	$16,970	$120
Standby letters of credit and other financial guarantees	337	196	95	27	655	7	161
Market value guarantees	51	17	286	536	890	46	57
Liquidity facilities	922	889	—	176	1,987	—	—

See Note 20 to the consolidated financial statements for information on indemnities, exchange/clearinghouse member guarantees, general partner guarantees, securitized asset guarantees, merchant chargeback guarantees and other guarantees.

Contractual Obligations and Contingent Liabilities and Commitments.

In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund certain fixed assets and other less liquid investments.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2004, include long-term borrowings, operating leases and purchase obligations. The Company’s future cash payments associated with its contractual obligations as of November 30, 2004 are summarized below:

	Payments due in:
	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$12,764	$33,283	$14,866	$34,373	$95,286
Operating leases(2)	500	870	698	2,209	4,277
Purchase obligations(3)	707	466	173	62	1,408

Total	$13,971	$34,619	$15,737	$36,644	$100,971

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.
(3)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, business acquisitions, and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2004 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated balance sheet.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of November 30, 2004 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(dollars in millions)
Letters of credit(2)	$8,433	$85	$—	$—	$8,518
Principal investment and private equity activities	89	10	79	7	185
Investment grade lending commitments(3)(5)	6,281	3,536	7,943	1,229	18,989
Non-investment grade lending commitments(3)(5)	240	550	336	283	1,409
Commitments for secured lending transactions(4)	7,273	673	136	176	8,258
Commitments to purchase mortgage loans(6)	5,957	—	—	—	5,957

Total(1)	$28,273	$4,854	$8,494	$1,695	$43,316

(1)	See Note 9 to the consolidated financial statements.
(2)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(3)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein.
(4)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(5)	Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(6)	This amount represents the Company’s forward purchase contracts involving mortgage loans.

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

At November 30, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $75 billion and $60 billion, respectively.

Less Liquid Assets.

At November 30, 2004, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.6 billion, aircraft assets of $3.9 billion, and goodwill and intangible assets of $2.2 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At November 30, 2004, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $910 million, of which approximately $300 million represented the Company’s investments in its real estate funds.

High-Yield Instruments.    In connection with the Company’s fixed income securities activities, the Company underwrites, trades, invests and makes markets in non-investment grade instruments (“high-yield instruments”). For purposes of this discussion, high-yield instruments are defined as fixed income, emerging market, preferred equity securities and distressed debt rated BB+ or lower (or equivalent ratings by recognized credit rating agencies) as well as non-rated securities which, in the opinion of the Company, contain credit risks associated with non-investment grade instruments. For purposes of this discussion, positions associated with the Company’s credit derivatives business are not included because reporting gross market value exposures would not accurately reflect the risks associated with these positions due to the manner in which they are risk-managed. High-yield instruments generally involve greater risk than investment grade securities due to the lower credit ratings of the issuers, which typically have relatively high levels of indebtedness and, therefore, are more sensitive to adverse economic conditions. In addition, the market for high-yield instruments can be characterized as having periods of higher volatility and reduced liquidity. The Company monitors total inventory positions and risk concentrations for high-yield instruments in a manner consistent with the Company’s market risk management policies and control structure. The Company manages its aggregate and single-issuer net exposure through the use of derivatives and other financial instruments. The Company records high-yield instruments at fair value. Unrealized gains and losses are recognized currently in the consolidated statements of income.

The market value of the Company’s high-yield instruments owned and high-yield instruments sold, not yet purchased are shown below:

	At November 30, 2004	At November 30, 2003
	(dollars in billions)
High-yield instruments owned	$7.2	$3.7
High-yield instruments sold, not yet purchased	2.4	0.8

Lending Activities.    In connection with certain of its Institutional business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. For further information on these activities, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part II, Item 7A.

Regulatory Developments.

In April 2004, the SEC approved the CSE Rule that establishes a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The CSE Rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market and derivatives-related credit risk. Under the CSE Rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). In December 2004, the Company applied to the SEC for permission to operate under the CSE Rule and expects to be approved in fiscal 2005.

The Company continues to work with its regulators to understand and assess the impact of the CSE Rule and Basel II capital standards. The Company cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and may affect capital raising and allocation decisions.

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

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2004, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

Certain other U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements. Morgan Stanley Derivative Products Inc., the Company’s triple-A rated derivative products subsidiary, maintains certain operating restrictions that have been reviewed by various rating agencies.

Effects of Inflation and Changes in Foreign Exchange Rates.

The Company’s assets to a large extent are liquid in nature, and, therefore, not significantly affected by inflation, although inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, upon the value of financial instruments and upon the markets for consumer credit services, it may adversely affect the Company’s financial position and profitability.

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

New Accounting Developments.

Variable Interest Entities.    In January 2003, the FASB issued FIN 46, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires disclosures about VIEs (see Note 19 to the consolidated financial statements).

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5 to the consolidated financial statements), the Company does not consolidate the entity.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company adopted FIN 46 or FIN 46R for all of its variable interests. For these variable interests, the Company consolidated those VIEs (including financial asset-backed securitization, mortgage-backed securitization, collateral debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company was the primary beneficiary. In limited instances, the Company deconsolidated VIEs for which it was not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 12 to the consolidated financial statements with respect to the statutory trusts that had issued preferred securities subject to mandatory redemption. As of May 31, 2004, the Company adopted FIN 46R for those variable interests that were previously accounted for under FIN 46. The effect of adopting FIN 46 and FIN 46R as of February 29, 2004 and May 31, 2004 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

American Jobs Creation Act of 2004.    In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its fiscal year ending November 30, 2005.

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during fiscal 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $4.0 billion. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method. The Company currently records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options) in accordance with SFAS No. 123. Prior to fiscal 2003, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with APB 25 (see “Equity-Based Compensation Program” herein and Notes 2 and 14 to the consolidated financial statements).

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company is required to adopt SFAS No. 123R for the interim period beginning September 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application.

The Company currently expects to early adopt SFAS No. 123R using the modified prospective method with an effective date of December 1, 2004. The Company’s past practice for recognizing compensation expense for equity-based awards included the recognition of a portion of the award in the year of grant. Based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the grant year under SFAS No. 123R. This will have the effect of reducing compensation expense in fiscal 2005. As a result, fiscal 2005 compensation expense will include the amortization of fiscal 2003 and fiscal 2004 awards but will not include any amortization for fiscal 2005 awards. If SFAS No. 123R was not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (3 and 4 years).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market, credit, operational, legal, and liquidity and funding risk. Liquidity and funding risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7. The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 13 to the consolidated financial statements.

The cornerstone of the Company’s risk management philosophy is protection of the Company’s franchise and reputation. Guardianship is based on three key principles: accountability, transparency and independent oversight. Given the importance of effective risk management to the Company’s reputation, senior management requires thorough and frequent communication and appropriate escalation of risk matters.

Risk management at the Company requires independent Company-level oversight, accountability of the Company’s business segments, constant communication, judgment, and knowledge of specialized products and markets. The Company’s senior management takes an active role in the identification, assessment and management of various risks at both the Company and business segment level. In recognition of the increasingly varied and complex nature of the global financial services business, the Company’s risk management philosophy, with its attendant policies, procedures and methodologies, is evolutionary in nature and subject to ongoing review and modification.

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee and the Capital Committee, the Chief Administrative and Risk Officer, the Internal Audit Department, independent control groups and various risk control managers, committees and groups located within the business segments.

The Firm Risk Committee, composed of the Company’s most senior officers, oversees the Company’s risk management structure. The Firm Risk Committee’s responsibilities include comprehensive oversight of the Company’s risk management principles, procedures and limits, and monitoring of material financial, operational and franchise risks. The Firm Risk Committee is overseen by the Audit Committee of the Board of Directors (the “Audit Committee”). The Capital Committee oversees alignment of the Company’s resource allocation with strategic priorities. The Capital Committee’s responsibilities include: approving acquisitions and divestitures and making recommendations to the Board of Directors (when appropriate); directing capital to the business segments; approving technical capital recommendations; approving capital exceptions; and approving methodologies for capital allocation for the Company and the business segments.

The Chief Administrative and Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market, credit, and liquidity and funding risks; and reviews results of risk management processes with the Audit Committee.

The Internal Audit Department provides independent risk and control assessment and reports to the Audit Committee and administratively to the Chief Legal Officer. The Internal Audit Department periodically examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

The Market Risk, Credit, Financial Control, Treasury and Law Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a Risk Committee that is responsible for ensuring that the business segment, as applicable: adheres to established limits for market, credit and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring, and management policies and procedures, and related controls.

Each of the Company’s business segments also has designated risk managers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment Risk Committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the segment’s market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review that is overseen by the business segment Risk Committees and ultimately by the Firm Risk Committee.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (other than liquidity and funding risk). The discussion focuses on the Company’s securities activities (primarily its institutional trading activities) and consumer lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s market risk exposure generated by the Company’s statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading and client facilitation activities, principally within the Institutional Securities business where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Individual Investor Group and Investment Management businesses. The Company also incurs non-trading related market risk principally through its consumer lending activities within the Credit Services business.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The Control Groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits, and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries and maintains the Company’s VaR system. A variety of limits are designed to control price and liquidity risk. Market risk is monitored through various measures: statistically (using VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to, and discussed with, senior management.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2004, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and that reflects the Company’s aggregate risk tolerance as established by the Company’s senior management.

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

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing VaR and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. The Market Risk Department also conducts scenario analyses, which estimate the Company’s revenue sensitivity to a set of specific, predefined market and geopolitical events.

Value-at-Risk (VaR).    The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market factors (“market risk factors”); and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses approximately four years of historical data to characterize potential changes in market risk factors. The Company’s 99%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 1%, or once in every 100 trading days, if the portfolio were held constant for one day.

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

Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be interpreted carefully in light of the methodology’s limitations, which include the following: past changes in market risk factors may not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements (especially for complex derivative portfolios) may differ from the responses calculated by a VaR model; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and published VaR results reflect past trading positions while future risk depends on future positions. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. As explained above, this process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis, and control at the trading desk, division and Company levels.

VaR for Fiscal 2004.    The table below presents the Company’s VaR for each of the Company’s primary market risk exposures and on an aggregate basis at November 30, 2004 and November 30, 2003, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR (e.g., certain credit default baskets), and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate Trading and Non-trading VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company. Principal investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. As of November 30, 2004, the aggregate carrying value of such investments was approximately $400 million.

Since the VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2004 and November 30, 2003:

	Trading and Non-trading		Trading
Table 1: 99% Aggregate VaR	99%/One-Day VaR at November 30,		99%/One-Day VaR at November 30,
Primary Market Risk Category	2004	2003	2004	2003
	(dollars in millions)
Interest rate and credit spread	$71	$52	$53	$45
Equity price	42	32	38	30
Foreign exchange rate	10	7	10	7
Commodity price	27	22	27	22

Subtotal	150	113	128	104
Less diversification benefit(1)	56	50	48	46

Aggregate VaR	$94	$63	$80	$58

(1)	Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate Trading and Non-trading VaR, and Aggregate Trading VaR at November 30, 2004 were $94 million and $80 million, respectively. The Company views average VaR over the fiscal year as more representative of trends in the business than VaR at any single point in time.

Table 2 below, which presents the high, low and average 99%/one-day Aggregate Trading VaR over the course of fiscal 2004 and fiscal 2003, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate Trading and Non-trading VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Aggregate Trading VaR for fiscal 2004 increased to $73 million from $55 million in fiscal 2003, reflecting an increase in all primary risk categories except foreign exchange. The increase in interest rate and credit spread VaR was predominantly driven by increased exposures to credit-sensitive instruments (e.g., corporate debt securities) and to interest rate levels. The increase in equity price VaR was predominantly driven by increased directional exposure to global equity markets. The increase in commodity price VaR was predominantly driven by increased exposures to oil products.

Table 2: 99% High/Low/Average Trading VaR	Daily 99%/One-Day VaR for Fiscal 2004			Daily 99%/One-Day VaR for Fiscal 2003
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$80	$39	$50	$54	$33	$43
Equity price	48	24	34	50	14	25
Foreign exchange rate	21	6	11	32	3	11
Commodity price	49	22	33	42	21	27
Aggregate Trading VaR	$97	$55	$73	$73	$45	$55

VaR Statistics for Comparisons with Other Global Financial Services Firms

VaR statistics are not readily comparable across firms because firms differ in the statistical assumptions they make when simulating changes in market factors as well as in the methods they use to approximate the portfolio revaluations under the simulations. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk-taking within a firm rather than as a basis for inferring differences in risk-taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% vs. 95%) for the VaR statistic or a shorter historical time series (four years vs. one year) for market data upon which it bases its simulations:

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series	Average 99%/One-Day VaR		Average 95%/One-Day VaR
	for Fiscal 2004		for Fiscal 2004
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$50	$57	$31	$36
Equity price	34	31	24	22
Foreign exchange rate	11	11	7	7
Commodity price	33	25	21	16
Aggregate Trading VaR	$73	$72	$50	$49

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Aggregate Trading VaR for fiscal 2004 would have been $232 million and $159 million, respectively.

Distribution of VaR Statistics and Net Revenues for 2004

As shown in Table 2 above, the Company’s average 99%/one-day Aggregate Trading VaR for fiscal 2004 was $73 million. Around this average, the Company’s Aggregate Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Aggregate Trading VaR and illustrates that for more than 90% of fiscal 2004 trading days, Aggregate Trading VaR ranged between $60 million and $90 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during fiscal 2004 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during fiscal 2004 in which the Company incurred daily trading losses in its trading businesses in excess of the 99%/one-day Aggregate Trading VaR.

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

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the commercial paper or LIBOR rates, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at fiscal year-end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2004, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $60 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2003 was estimated to be approximately $55 million. The increase in the reduction in pre-tax income at November 30, 2004 was due to a higher level of variable rate financing, as fixed financings matured. The increase is partially offset by a higher level of variable interest rate assets as compared with the prior-year period.

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

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company is exposed to three distinct types of credit risk in its businesses. The Company incurs significant, “single-name” credit risk exposure through the Institutional Securities business. This type of risk requires significant credit analysis of specific counterparties, both initially and on an ongoing basis. The Company incurs “consumer portfolio” credit risk in the Credit Services business primarily through cardholder receivables. Credit risk in a pool of credit card receivables is generally highly diversified, without significant individual exposures, and, accordingly, is managed on a portfolio and not a single-name basis. The Company incurs “individual consumer” credit risk in the Individual Investor Group business through margin loans to individual investors and loans to small businesses, both of which are generally collateralized.

The Company has structured its credit risk management framework to reflect that each of these businesses generates unique credit risks that are appropriately managed separately. The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure in the Individual Investor Group business is managed through various credit risk departments and committees. The Individual Investor Group Risk Management Department is responsible for monitoring, measuring and analyzing credit risk exposures, including margin loans and credit sensitive, higher risk transactions. Credit risk exposure in the Credit Services business is managed through the Credit Services Credit and Market Risk Committee, which is, in turn, supported by business line specific risk committees and the Credit Risk Management Department, which is responsible for the development, validation and implementation of credit policy criteria, for predictive models and for monitoring performance for both new and existing products and overseeing adherence to existing policies and limits.

Institutional Securities Activities.

Lending.  In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. The borrowers may be rated investment grade or non-investment grade. Credit risk with respect to loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement.

Securitized Products.  The Company also extends loans and lending commitments to clients that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, corporate and operating company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and a decline in collateral value.

Other.  In addition to the activities performed by Institutional Credit, there are credit risks managed by various business areas within Institutional Securities. For example, certain businesses with heightened settlement risk monitor compliance with established settlement risk limits. Certain risk management activities for the Company’s prime brokerage and securitized product businesses are primarily monitored within those areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function.

Derivative Contracts.  In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and warrants on equities typically have longer maturities.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of derivatives represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is further described in Note 2 to the consolidated financial statements. Future changes in interest rates, foreign currency exchange rates, or the fair values of the financial instruments, commodities, or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the consolidated statements of financial condition.

Analyzing Credit Risk.  Credit risk management takes place at the transaction, counterparty and portfolio levels. In order to help protect the Company from losses resulting from these activities, Institutional Credit ensures that all material lending and derivative transactions are prudently analyzed prior to approval, that the creditworthiness of the Company’s counterparties and borrowers is reviewed regularly, and that credit exposure is actively monitored and managed. Institutional Credit assigns obligor credit ratings to the Company’s counterparties and borrowers. These credit ratings are intended to assess a counterparty’s probability of default and are derived using methodologies generally consistent with those employed by external rating agencies. Credit ratings of “BB+” or below are considered non-investment grade. Additionally, Institutional Credit assigns a facility rating to lending facilities. The facility rating incorporates the relative position of the particular obligation in the borrower’s capital structure and relative recovery prospects. The Company has credit guidelines that limit potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties by type of business activity. Institutional Credit administers these limits and monitors and reports credit exposure relative to limits.

Risk Mitigation.  The Company may seek to mitigate credit risk from its lending and derivatives transactions in multiple ways. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments which may include single name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign, or sub-participate lending commitments and funded loans to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company may enter into master netting agreements and collateral arrangements with counterparties. These agreements may provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

Credit Exposure-Lending.  At November 30, 2004 and November 30, 2003, the aggregate value of investment grade loans and positions was $1.2 billion and $1.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $0.5 billion and $0.7 billion, respectively. At November 30, 2004 and November 30, 2003, the aggregate value of lending commitments outstanding was $20.4 billion and $16.1 billion, respectively. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $11.6 billion and $7.3 billion at November 30, 2004 and November 30, 2003, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of November 30, 2004:

Lending Commitments and Funded Loans

	Years to Maturity				Total Lending Exposure(2)	Funded Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$252	$45	$253	$—	$550	$30
AA	1,743	269	930	277	3,219	—
A	3,271	1,066	3,959	185	8,481	153
BBB	1,308	2,724	3,084	813	7,929	1,007
Non-investment grade	360	625	503	381	1,869	460

Total	$6,934	$4,729	$8,729	$1,656	$22,048	$1,650

Notional amount of hedges owned					$11,621

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total Lending Exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.  The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2004. Fair value represents the risk reduction arising from master netting agreements where applicable and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity Netting(3)	Net Exposure Pre- collateral	Net Exposure Post- collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$2,322	$2,539	$1,816	$6,635	$(3,059)	$10,253	$5,815
AA	7,861	4,390	3,664	11,828	(5,625)	22,118	13,594
A	3,641	3,927	2,199	5,240	(2,157)	12,850	8,007
BBB	3,315	2,939	1,716	5,741	(1,577)	12,134	6,909
Non-investment grade	2,828	982	827	1,024	(494)	5,167	2,249
Unrated(4)	1,243	405	111	100	(43)	1,816	165

Total	$21,210	$15,182	$10,333	$30,568	$(12,955)	$64,338	$36,739

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category where appropriate.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2004, including on a net basis, where applicable, reflecting the fair value of related collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity Netting(1)	Net Exposure Pre- collateral	Net Exposure Post- collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,136	$7,366	$8,424	$27,821	$(10,676)	$38,071	$18,934
Foreign exchange forward contracts and options	8,809	698	128	5	(125)	9,515	7,824
Equity securities contracts (including equity swaps, warrants and options)	1,610	917	533	1,236	(310)	3,986	956
Commodity forwards, options and swaps	5,655	6,201	1,248	1,506	(1,844)	12,766	9,025

Total	$21,210	$15,182	$10,333	$30,568	$(12,955)	$64,338	$36,739

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased

	Years to Maturity				Cross-Maturity Netting(1)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$5,238	$7,560	$7,756	$18,171	$(10,676)	$28,049
Foreign exchange forward contracts and options	8,804	457	85	25	(125)	9,246
Equity securities contracts (including equity swaps, warrants and options)	1,255	1,172	664	332	(310)	3,113
Commodity forwards, options and swaps	5,165	5,202	1,244	830	(1,844)	10,597

Total	$20,462	$14,391	$9,749	$19,358	$(12,955)	$51,005

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate.

The Company’s derivatives (both listed and OTC) at November 30, 2004 and November 30, 2003 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2004		At November 30, 2003
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$38,172	$28,100	$27,280	$18,950
Foreign exchange forward contracts and options	9,521	9,249	5,964	5,561
Equity securities contracts (including equity swaps, warrants and options)	6,587	7,549	4,503	5,781
Commodity forwards, options and swaps	12,812	10,922	6,905	5,950

Total	$67,092	$55,820	$44,652	$36,242

Each category of OTC derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Critical Accounting Policies” in Part II, Item 7 and Note 2 to the consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Country Exposure.  The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At November 30, 2004, less than 5% of the Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. The Company defines emerging markets to include all countries that are not members of the Organization for Economic Co-operation and Development (“OECD”), excluding the Cayman Islands and the Channel Islands, and those OECD countries rated below “A” by Institutional Credit. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.  The Company also monitors its credit exposure and risk to individual industries. At November 30, 2004, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to financial institutions, sovereign-related entities and the energy sector.

Individual Investor Activities.    Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Factors considered in the review of all margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Additionally, all transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, historic trading range, volatility analysis and an evaluation of industry concentrations. At November 30, 2004, there were approximately $6.8 billion of customer margin loans outstanding. In addition, the Individual Investor Group is engaged in commercial lending to small businesses (“BusinesScapeSM”) in the forms of revolving lines of credit, standby letters of credit, term loans and owner occupied commercial real estate mortgages. BusinesScape clients are required to submit a formal credit application, including the borrower’s financial statements. Once the credit information is obtained, a comprehensive financial analysis is performed to determine proper structure, debt capacity, cash flow coverage to service debt, liquidity analysis and collateral analysis. In addition, financial reporting requirements and financial covenants are proposed and negotiated between the lender and the borrower.

Consumer Lending Activities.    With respect to its consumer lending activities, potential credit cardholders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company’s credit scoring systems include both industry and customized models using the Company’s criteria and historical data. Each cardmember’s credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember’s credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Network merchants and conducts annual reviews of merchants, with the greatest scrutiny given to merchants with substantial sales volume. With respect to first mortgages and home equity lines of credit (“mortgage lending”), a credit process is adopted within a framework of credit underwriting policies, together with industry standard credit scoring models (e.g., FICO scores). The Company’s underwriting policy is designed to ensure that all loans pass a capacity, willingness and collateral value model that, in addition to a FICO score, includes debt ratios, loan-to-collateral value ratios, and independent third-party appraisal/valuations and ownership reports. As part of the mortgage lending business strategy, almost all loans are sold in the secondary market through securitizations and home loan sales. These sales and securitizations pass the risk of credit loss onto the purchaser/investor. For further information on the Company’s consumer loans, see Note 5 to the consolidated financial statements.

Operational Risk.

Operational risk refers to the risk that inadequate or failed internal processes, personnel resources and/or systems will result in losses to the business. Operational risk also refers to the risk that external events, such as external changes, failures or frauds, will result in losses to the business. The Company performs the functions required to operate its different businesses either by itself or through agreements with third parties. The Company relies on the ability of its employees, its internal systems and systems at technology centers operated by third parties to process high numbers of transactions. These transactions may cross multiple markets and involve different currencies. In the event of a breakdown or improper operation of the Company’s or third-party’s systems or improper action by third parties or employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation.

In light of the pervasiveness of operational risk and the diversity and complexity of that risk as experienced by the individual business segments, Control Groups and other supporting functions, the Company manages operational risk through a combination of line management and Company-wide oversight responsibilities. As part of the Company’s line management structure for operational risk, each business segment has a designated Operational Risk Manager. In addition, business segment risk committees review operational risk matters and/or reports on a regular basis. Each Control Group and supporting function also has a designated Operational Risk Coordinator and a regular forum for discussing operational risk matters and/or reports with senior management within the area.

The Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company’s securities businesses have procedures that require: that all transactions are accurately recorded and properly reflected in the Company’s books and that records are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures; and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. With respect to its investment management activities, the Company manages operational risk related to its various data processing systems through, among other things, internal controls such as reconciliations and various backup procedures. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls that provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled. The Company also uses periodic self-assessments and Internal Audit reviews as a further check on operational risk. As new products and business activities are developed and as processes are designed and modified, operational risks are identified and control requirements are defined to mitigate the identified risks. These controls include the following range of risk categories: (i) internal fraud; (ii) external fraud; (iii) employment practices and workplace safety; (iv) clients, products and business practices; (v) damage to physical assets; (vi) business disruptions and system failures; and (vii) execution, delivery and process management.

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

The Company also utilizes the services of various external vendors that provide services in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, service and quality reviews, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future.

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business—Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Law Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan Stanley and subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 7, 2005

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2004	November 30, 2003
Assets
Cash and cash equivalents	$32,811	$29,692
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $27,219 in 2004 and $18,957 in 2003)	36,742	28,526
Financial instruments owned (approximately $91 billion and $73 billion were pledged to various parties at November 30, 2004 and November 30, 2003, respectively):
U.S. government and agency securities	26,201	24,133
Other sovereign government obligations	19,782	21,592
Corporate and other debt	80,336	80,594
Corporate equities	28,157	30,180
Derivative contracts	67,092	44,652
Physical commodities	1,224	671

Total financial instruments owned	222,792	201,822
Securities purchased under agreements to resell	123,041	78,205
Securities received as collateral	37,848	27,278
Securities borrowed	208,349	153,813

Receivables:
Consumer loans (net of allowances of $943 in 2004 and $1,002 in 2003)	20,226	19,382
Customers, net	57,841	37,321
Brokers, dealers and clearing organizations	12,707	5,563
Fees, interest and other	5,801	4,349
Office facilities, at cost (less accumulated depreciation of $2,780 in 2004 and $2,506 in 2003)	2,605	2,433
Aircraft under operating leases (less accumulated depreciation of $1,174 in 2004 and $984 in 2003)	3,926	4,407
Goodwill and intangible assets	2,199	1,523
Other assets	8,522	8,529

Total assets	$775,410	$602,843

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2004	November 30, 2003
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$36,303	$28,386
Deposits	13,777	12,839
Financial instruments sold, not yet purchased:
U.S. government and agency securities	12,664	17,072
Other sovereign government obligations	14,787	17,505
Corporate and other debt	9,641	10,141
Corporate equities	27,332	25,615
Derivative contracts	55,820	36,242
Physical commodities	3,351	4,873

Total financial instruments sold, not yet purchased	123,595	111,448
Securities sold under agreements to repurchase	188,645	147,618
Obligation to return securities received as collateral	37,848	27,278
Securities loaned	97,146	64,375

Payables:
Customers	133,270	96,794
Brokers, dealers and clearing organizations	4,550	5,706
Interest and dividends	3,068	2,138
Other liabilities and accrued expenses	13,650	12,918
Long-term borrowings	95,286	65,600

	747,138	575,100

Capital Units	66	66

Preferred securities subject to mandatory redemption	—	2,810

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; Shares authorized: 3,500,000,000 in 2004 and 2003; Shares issued: 1,211,701,552 in 2004 and 1,211,699,552 in 2003; Shares outstanding: 1,087,087,116 in 2004 and 1,084,696,446 in 2003	12	12
Paid-in capital	3,696	4,028
Retained earnings	31,426	28,038
Employee stock trust	3,824	3,008
Accumulated other comprehensive income (loss)	(56)	(156)

Subtotal	38,902	34,930
Note receivable related to ESOP	—	(4)
Common stock held in treasury, at cost, $0.01 par value; 124,614,436 shares in 2004 and 127,003,106 shares in 2003	(6,614)	(6,766)
Common stock issued to employee trust	(2,474)	(2,420)
Unearned stock-based compensation	(1,608)	(873)

Total shareholders’ equity	28,206	24,867

Total liabilities and shareholders’ equity	$775,410	$602,843

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2004	2003	2002
Revenues:
Investment banking	$3,341	$2,440	$2,478
Principal transactions:
Trading	5,525	6,192	3,479
Investments	512	86	(31)
Commissions	3,264	2,887	3,191
Fees:
Asset management, distribution and administration	4,412	3,731	3,953
Merchant and cardmember	1,318	1,379	1,420
Servicing	1,993	2,015	2,080
Interest and dividends	18,590	15,744	15,879
Other	594	506	724

Total revenues	39,549	34,980	33,173
Interest expense	14,859	12,856	12,710
Provision for consumer loan losses	925	1,267	1,336

Net revenues	23,765	20,857	19,127

Non-interest expenses:
Compensation and benefits	9,880	8,545	7,940
Occupancy and equipment	849	794	825
Brokerage, clearing and exchange fees	932	838	779
Information processing and communications	1,310	1,288	1,375
Marketing and business development	1,129	967	1,105
Professional services	1,549	1,135	1,094
Other	1,431	1,485	1,036
Restructuring and other charges	—	—	235

Total non-interest expenses	17,080	15,052	14,389

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	6,685	5,805	4,738
Losses from unconsolidated investees	328	279	77
Provision for income taxes	1,803	1,562	1,575
Dividends on preferred securities subject to mandatory redemption	45	154	87

Income from continuing operations	4,509	3,810	2,999
Discontinued operations:
Loss from discontinued operations (including loss on disposal of $42 million in fiscal 2004)	(38)	(38)	(18)
Income tax benefit	15	15	7

Loss on discontinued operations	(23)	(23)	(11)

Net income	$4,486	$3,787	$2,988

Basic earnings per common share:
Income from continuing operations	$4.17	$3.54	$2.77
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Basic earnings per common share	$4.15	$3.52	$2.76

Diluted earnings per common share:
Income from continuing operations	$4.08	$3.47	$2.70
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Diluted earnings per common share	$4.06	$3.45	$2.69

Average common shares outstanding:
Basic	1,080,121,708	1,076,754,740	1,083,270,783

Diluted	1,105,185,480	1,099,117,972	1,109,637,953

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2004	2003	2002
Net income	$4,486	$3,787	$2,988
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	76	78	30
Net change in cash flow hedges	26	26	—
Minimum pension liability adjustment	(2)	(9)	(19)

Comprehensive income	$4,586	$3,882	$2,999

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,486	$3,787	$2,988
Loss on discontinued operations	23	23	11

Income from continuing operations	4,509	3,810	2,999
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Non-cash charges (credits) included in net income:
Aircraft-related charges	107	288	70
Gain on sale of building and sale of self-directed online brokerage accounts	—	—	(125)
Deferred income taxes	(195)	211	43
Compensation payable in common stock and options	663	309	400
Depreciation and amortization	805	619	766
Provision for consumer loan losses	925	1,267	1,336
Restructuring and other charges	—	—	235
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(8,216)	9,885	7,915
Financial instruments owned, net of financial instruments sold, not yet purchased	(11,522)	(4,452)	(15,528)
Securities borrowed, net of securities loaned	(21,765)	(2,263)	(3,193)
Receivables and other assets	(26,876)	(16,151)	5,469
Payables and other liabilities	37,059	8,833	(5,400)

Net cash (used for) provided by operating activities	(24,506)	2,356	(5,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(569)	(604)	(1,124)
Purchase of Barra, Inc., net of cash acquired	(758)	—	—
Net principal disbursed on consumer loans	(9,359)	(8,498)	(11,447)
Sale of self-directed online brokerage accounts	—	—	98
Sales of consumer loans	7,590	10,864	6,777

Net cash (used for) provided by investing activities	(3,096)	1,762	(5,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	7,917	(22,403)	17,947
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	(1,914)	10,360	(8,524)
Deposits	938	(918)	1,481
Net proceeds from:
Issuance of common stock	322	222	179
Issuance of put options	—	—	6
Issuance of long-term borrowings	37,601	21,486	11,043
Issuance of preferred securities subject to mandatory redemption	—	2,000	—
Payments for:
Repayments of long-term borrowings	(11,915)	(12,641)	(6,472)
Redemption of preferred securities subject to mandatory redemption	—	(400)	—
Redemption of cumulative preferred stock	—	—	(345)
Repurchases of common stock	(1,132)	(350)	(990)
Cash dividends	(1,096)	(994)	(1,000)

Net cash provided by (used for) financing activities	30,721	(3,638)	13,325

Net increase in cash and cash equivalents	3,119	480	2,616
Cash and cash equivalents, at beginning of period	29,692	29,212	26,596

Cash and cash equivalents, at end of period	$32,811	$29,692	$29,212

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Unearned Stock-Based Compensation	Total
BALANCE AT NOVEMBER 30, 2001	$345	$12	$3,745	$23,270	$3,086	$(262)	$(31)	$(6,935)	$(2,514)	$—	$20,716
Net income	—	—	—	2,988	—	—	—	—	—	—	2,988
Dividends	—	—	—	(1,008)	—	—	—	—	—	—	(1,008)
Redemption of Cumulative Preferred Stock	(345)	—	—	—	—	—	—	—	—	—	(345)
Issuance of common stock	—	—	(868)	—	—	—	—	1,047	—	—	179
Issuance of put options	—	—	6	—	—	—	—	—	—	—	6
Exercise of put options	—	—	(5)	—	—	—	—	5	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	(990)	—	—	(990)
Compensation payable in common stock	—	—	486	—	(83)	—	18	83	(104)	—	400
Tax benefits associated with stock-based awards	—	—	282	—	—	—	—	—	—	—	282
Employee tax withholdings and other	—	—	32	—	—	—	—	(386)	—	—	(354)
Minimum pension liability adjustment	—	—	—	—	—	(19)	—	—	—	—	(19)
Translation adjustments	—	—	—	—	—	30	—	—	—	—	30

BALANCE AT NOVEMBER 30, 2002	—	12	3,678	25,250	3,003	(251)	(13)	(7,176)	(2,618)	—	21,885
Net income	—	—	—	3,787	—	—	—	—	—	—	3,787
Dividends	—	—	—	(999)	—	—	—	—	—	—	(999)
Issuance of common stock	—	—	(977)	—	—	—	—	1,199	—	—	222
Repurchases of common stock	—	—	—	—	—	—	—	(350)	—	—	(350)
Compensation payable in common stock and options	—	—	923	—	5	—	16	40	198	(873)	309
Tax benefits associated with stock-based awards	—	—	333	—	—	—	—	—	—	—	333
Employee tax withholdings and other	—	—	71	—	—	—	(7)	(479)	—	—	(415)
Net change in cash flow hedges	—	—	—	—	—	26	—	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	—	(9)	—	—	—	—	(9)
Translation adjustments	—	—	—	—	—	78	—	—	—	—	78

BALANCE AT NOVEMBER 30, 2003	—	12	4,028	28,038	3,008	(156)	(4)	(6,766)	(2,420)	(873)	24,867
Net income	—	—	—	4,486	—	—	—	—	—	—	4,486
Dividends	—	—	—	(1,098)	—	—	—	—	—	—	(1,098)
Issuance of common stock	—	—	(1,304)	—	—	—	—	1,626	—	—	322
Repurchases of common stock	—	—	—	—	—	—	—	(1,132)	—	—	(1,132)
Compensation payable in common stock and options	—	—	563	—	816	—	4	69	(54)	(735)	663
Tax benefits associated with stock-based awards	—	—	331	—	—	—	—	—	—	—	331
Employee tax withholdings and other	—	—	78	—	—	—	—	(411)	—	—	(333)
Net change in cash flow hedges	—	—	—	—	—	26	—	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	—	(2)	—	—	—	—	(2)
Translation adjustments	—	—	—	—	—	76	—	—	—	—	76

BALANCE AT NOVEMBER 30, 2004	$—	$12	$3,696	$31,426	$3,824	$(56)	$—	$(6,614)	$(2,474)	$(1,608)	$28,206

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; aircraft financing activities; providing benchmark indices and risk management analytics; and research. The Company’s Individual Investor Group business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services, including residential mortgage loans, and includes the operation of Discover Network, a network of merchant and cash access locations primarily in the U.S. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2004 (“fiscal 2004”), November 30, 2003 (“fiscal 2003”) and November 30, 2002 (“fiscal 2002”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised, the Company also consolidates any variable interest entities for which it is the primary beneficiary (see Note 19). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

Discontinued Operations.    Revenues and expenses associated with certain aircraft designated as “held for sale” have been classified as discontinued operations for all periods presented in accordance with Statement of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 25 for additional information on discontinued operations.

2.    Summary of Significant Accounting Policies.

Revenue Recognition.

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

Commissions.    The Company generates commissions from executing and clearing client transactions on stock, options and futures markets. Commission revenues are recorded in the accounts on trade date.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period, generally quarterly or annually. In certain management fee arrangements, the Company is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance fee revenue is accrued quarterly based on measuring account/fund performance to date vs. the performance benchmark stated in the investment management agreement.

Merchant and Cardmember Fees.    Merchant and cardmember fees include revenues from fees charged to merchants on credit card sales, as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant and cardmember fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records its Cashback Bonus award program as a reduction of Merchant and cardmember fees.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s Financial instruments owned and Financial instruments sold, not yet purchased are generally based on observable market prices, observable market parameters or derived from such prices or parameters based on bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased. In the case of financial instruments transacted on recognized exchanges the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Bid prices represent the highest price a buyer is willing to pay for a financial instrument at a particular time. Ask prices represent the lowest price a seller is willing to accept for a financial instrument at a particular time.

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

Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the consolidated statements of income as interest and dividend revenue or interest expense. Purchases and sales of financial instruments and related expenses are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company’s dealings in OTC financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

Equity securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs, which approximate fair value. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company estimates that approximately $21 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2004 will be reclassified into earnings within the next 12 months. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within interest expense. The impact of hedge ineffectiveness on the consolidated statements of income was not material for all periods presented.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Aircraft under Operating Leases.    Revenue from aircraft under operating leases is recognized on a straight-line basis over the lease term. Certain lease contracts may require the lessee to make separate payments for flight hours and passenger miles flown. In such instances, the Company recognizes these other revenues as they are earned in accordance with the terms of the applicable lease contract.

Aircraft under operating leases that are to be held and used are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the Company’s aircraft that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable (see Note 18).

Aircraft under operating leases that fulfill the criteria to be classified as held for sale in accordance with SFAS No. 144 are stated at the lower of carrying value (i.e., cost less accumulated depreciation and impairment charges) or fair value less estimated cost to sell. After an aircraft is designated as held for sale, no further depreciation expense is recorded. The Company recognizes a charge for any initial or subsequent write-down to fair value less estimated cost to sell (see Notes 18 and 25). A gain is recognized for any subsequent increase in fair value less cost to sell but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell). A gain or loss not previously recognized that results from the sale of an aircraft is recognized at the date of sale.

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

During fiscal 2003, in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” the Company modified its classification within the consolidated statement of cash flows of the activity associated with certain derivative financial instruments. The activity related to derivative financial instruments entered into or modified after June 30, 2003 and that have been determined to contain a financing element at inception where the Company is deemed the borrower is included within Cash flows from financing activities. Prior to July 1, 2003, the activity associated with such derivative financial instruments is included within Cash flows from operating activities.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes.    Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Earnings per Share.    The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” “Basic EPS” is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. “Diluted EPS” reflects the assumed conversion of all dilutive securities (see Note 10).

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method. The Company currently records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options). In prior years, the Company accounted for its stock-based awards under the intrinsic value approach in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to adopt SFAS No. 123R for the interim period beginning September 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application.

The Company currently expects to early adopt SFAS No. 123R using the modified prospective method with an effective date of December 1, 2004. The Company’s past practice for recognizing compensation expense for equity-based awards included the recognition of a portion of the award in the year of grant. Based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the grant year under SFAS No. 123R. This will have the effect of reducing compensation expense in fiscal 2005. As a result, fiscal 2005 compensation expense will include the amortization of fiscal 2003 and fiscal 2004 awards but will not include any amortization for fiscal 2005 awards. If SFAS No. 123R was not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (3 and 4 years).

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

Goodwill and Intangible Assets.    SFAS No. 142, “Goodwill and Other Intangible Assets,” does not permit the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets are amortized over their useful lives.

Investments in Unconsolidated Investees.    The Company invests in unconsolidated investees that own synthetic fuel production plants. The Company accounts for these investments under the equity method. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Provision for income taxes.

Deferred Compensation Arrangements.    In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trusts should be classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 14) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Consistent with EITF Issue No. 97-14, changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. The amount recorded in Employee stock trust is only higher than the amount in Common stock issued to employee trust at fiscal year-end because the transfer of the shares to the rabbi trusts occurs subsequent to fiscal year-end.

Software Costs.    In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Intangible Assets.

During fiscal 2004 and fiscal 2003, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year) that is required by SFAS No. 142. The Company’s testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill for fiscal 2004 and fiscal 2003 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Total
	(dollars in millions)
Balance as of November 30, 2002(1)	$2	$481	$966	$1,449
Translation adjustments	—	61	—	61
Other	4	—	—	4

Balance as of November 30, 2003(1)	6	542	966	1,514
Translation adjustments	—	41	—	41
Goodwill acquired during the year	313	—	—	313

Balance as of November 30, 2004	$319	$583	$966	$1,868

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

Acquired intangible assets, which are included in the Institutional Securities business segment, were as follows:

	At November 30, 2004
	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$102	$2
Technology-related	222	16
Customer relationships	26	2
Other	1	—

Total amortizable intangible assets	$351	$20

Amortization expense associated with intangible assets is estimated to be approximately $40 million per year over the next five fiscal years.

For additional information on goodwill and intangible assets acquired in connection with the acquisition of Barra, Inc. (“Barra”), see Note 24.

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

	At November 30, 2004	At November 30, 2003
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$6,283	$5,233
Other sovereign government obligations	249	164
Corporate and other debt	15,564	7,802
Corporate equities	2,754	3,477

Total	$24,850	$16,676

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At November 30, 2004 and November 30, 2003, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $750 billion and $511 billion, respectively, and the fair value of the portion that has been sold or repledged was $679 billion and $462 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $3.9 billion at November 30, 2004, the majority of which were related to U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in fiscal 2004. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during fiscal 2004 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s U.S. agency collateralized mortgage obligation, residential mortgage loan and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2004 were as follows (dollars in millions):

	U.S. Agency Collateralized Mortgage Obligations		Residential Mortgage Loans		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,721		$1,682		$349
Weighted average life (in months)	79		31		88
Credit losses (rate per annum)(1)	—		0.00-4.00%		0.23-7.82%
Impact on fair value of 10% adverse change	$—		$(61)		$—
Impact on fair value of 20% adverse change	$—		$(114)		$—
Weighted average discount rate (rate per annum)	5.54%		9.59%		5.94%
Impact on fair value of 10% adverse change	$(45)		$(20)		$(11)
Impact on fair value of 20% adverse change	$(87)		$(40)		$(20)
Prepayment speed assumption(2)(3)	149-480	PSA	307-2833	PSA	—
Impact on fair value of 10% adverse change	$(11)		$(12)		$—
Impact on fair value of 20% adverse change	$(21)		$(9)		$—

(1)	Commercial mortgage loans credit losses round to less than $1 million.
(2)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(3)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during fiscal 2004, fiscal 2003 and fiscal 2002, the Company received proceeds from new securitization transactions of $72 billion, $70 billion and $43 billion, respectively, and cash flows from retained interests in securitization transactions of $6.1 billion, $4.3 billion and $0.9 billion, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Consumer Loans.

Consumer loans were as follows:

	At November 30, 2004	At November 30, 2003
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$21,169	$20,384
Less:
Allowance for consumer loan losses	943	1,002

Consumer loans, net	$20,226	$19,382

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Balance at beginning of period	$1,002	$928	$847
Additions:
Provision for consumer loan losses	925	1,267	1,336
Deductions:
Charge-offs	1,120	1,304	1,355
Recoveries	(136)	(111)	(100)

Net charge-offs	984	1,193	1,255

Balance at end of period	$943	$1,002	$928

Information on net charge-offs of interest and cardmember fees was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$233	$269	$229

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant and cardmember fee revenue)	$145	$176	$165

At November 30, 2004, the Company had commitments to extend credit for consumer loans of approximately $259 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At November 30, 2004 and November 30, 2003, $4,312 million and $4,170 million, respectively, of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company’s actual consumer loan repayments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received net proceeds from consumer loan sales of $7,590 million, $10,864 million and $6,777 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

The Company’s U.S. consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At November 30, 2004, the Company had $10.7 billion of retained interests, including $7.7 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During fiscal 2004 and fiscal 2003, the Company completed credit card asset securitizations of $3.7 billion and $5.7 billion, respectively, and recognized net securitization losses of $8 million, which resulted from net gain amortization of prior securitizations, and net securitization gains of $30 million, respectively, as servicing fees in the consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $28.5 billion and $29.4 billion at November 30, 2004 and November 30, 2003, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2004 and fiscal 2003 were as follows:

	Fiscal 2004	Fiscal 2003
Weighted average life (in months)	5.9-6.1	5.6-7.1
Payment rate (rate per month)	17.79-18.35%	14.89-18.00%
Credit losses (rate per annum)	4.89-6.90%	3.86-6.90%
Discount rate (rate per annum)	12.00-14.00%	14.00%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At November 30, 2004
Residual Interests (carrying amount/fair value)	$249
Weighted average life (in months)	5.2
Weighted average payment rate (rate per month)	18.50%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	$(31)
Weighted average credit losses (rate per annum)	5.98%
Impact on fair value of 10% adverse change	$(60)
Impact on fair value of 20% adverse change	$(119)
Weighted average discount rate (rate per annum)	12.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(4)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Proceeds from new credit card asset securitizations	$3.7	$5.7	$3.6
Proceeds from collections reinvested in previous credit card asset securitizations	$61.6	$60.3	$53.3
Contractual servicing fees received	$0.6	$0.6	$0.6
Cash flows received from retained interests	$1.8	$1.7	$1.9

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At November 30, 2004		Fiscal 2004
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$48,261	$2,196	$47,387	$2,845
Less: Securitized general purpose credit card loans	28,537

Owned general purpose credit card loans	$19,724

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Deposits.

Deposits were as follows:

	At November 30, 2004	At November 30, 2003
	(dollars in millions)
Demand, passbook and money market accounts	$1,117	$1,264
Consumer certificate accounts	1,021	1,192
$100,000 minimum certificate accounts	11,639	10,383

Total	$13,777	$12,839

The weighted average interest rates of interest-bearing deposits outstanding during fiscal 2004 and fiscal 2003 were 4.5% and 4.9%, respectively.

At November 30, 2004, interest-bearing deposits maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2005	$7,939
2006	2,406
2007	1,210
2008	305
2009	194

7.    Short-Term Borrowings.

The table below summarizes certain information regarding short-term borrowings for the fiscal years 2004 and 2003 (dollars in millions):

	At November 30,
	2004	2003
Commercial paper:
Balance at year-end	$28,543	$20,608

Average amount outstanding	$22,781	$28,246

Weighted average interest rate on year-end balance	2.1%	1.2%

Other short-term borrowings(1):
Balance at year-end	$7,760	$7,778

Average amount outstanding	$7,625	$11,127

(1)	These borrowings included bank loans, Federal Funds and bank notes.

The Company, through one of its subsidiaries, maintains several funded committed credit facilities to support the collateralized commercial and residential mortgage whole loan business. Lenders to these facilities provided an aggregate of $10.7 billion in financing at November 30, 2004.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with MSJL as borrower and the Company as

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2004, the Company had a $12.0 billion surplus shareholders’ equity as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables MS&Co., one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At November 30, 2004, MS&Co. had a $2.8 billion surplus consolidated stockholder’s equity and a $0.9 billion surplus Net Capital, each as defined in the MS&Co. Facility and as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables MSIL, the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2004, MSIL had a $1.7 billion surplus Shareholder’s Equity and a $2.0 billion surplus Financial Resources, each as defined in the MSIL Facility and as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time. The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to secure loan arrangements, letters of credit or other financial accommodations. At November 30, 2004, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain a series of committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

On a yearly basis, the Company’s committed credit strategy is reviewed and approved by its senior management. This strategy takes the Company’s total liquidity sources into consideration when determining the appropriate size and mix of committed credit.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	2004 Total(3)	2003 Total(3)
	(dollars in millions)
Due in fiscal 2004	$—	$—	$—	$—	$—	$—	$—	$10,574
Due in fiscal 2005	2,830	5,647	887	2,780	348	272	12,764	11,892
Due in fiscal 2006	3,978	14,080	577	3,160	115	204	22,114	9,910
Due in fiscal 2007	4,027	5,446	409	392	774	121	11,169	5,451
Due in fiscal 2008	1,586	749	229	1,214	2,315	301	6,394	4,185
Due in fiscal 2009	1,985	1,126	684	3,151	299	1,227	8,472	3,232
Thereafter	23,327	1,805	1,057	5,381	1,486	1,317	34,373	20,356

Total	$37,733	$28,853	$3,843	$16,078	$5,337	$3,442	$95,286	$65,600

Weighted average coupon at fiscal year-end	6.0%	2.2%	n/a	4.1%	2.4%	n/a	4.2%	4.6%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based on euro floating rates.
(3)	Amounts include an increase of approximately $1,267 million at November 30, 2004 and $1,442 million at November 30, 2003 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

The Company’s long-term borrowings included the following components:

	At November 30,
	2004	2003
	(dollars in millions)
Senior debt	$88,275	$65,014
Subordinated debt	4,114	586
Junior subordinated debentures	2,897	—

Total	$95,286	$65,600

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions which effectively allow the holders to put or extend the notes aggregated $15,138 million at November 30, 2004 and $4,527 million at November 30, 2003. Subordinated debt and junior subordinated debentures typically are issued to meet the capital requirements of the Company or its regulated subsidiaries, and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index/equity-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying equity, credit, or other position or index, the Company has entered into various swap contracts and purchased options that effectively convert the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities, credit or other position or index. The Company accounts for its structured borrowings as having an embedded derivative. The changes in the fair value of the embedded derivatives in the Company’s structured borrowings are included in principal transaction trading revenue. Prior to fiscal 2004, such amounts were included in interest expense. Prior period information has been reclassified to conform to the current year’s presentation. Principal transaction trading revenues included $54 million and $749 million that were previously recorded as decreases to interest expense in fiscal 2003 and fiscal 2002, respectively. These reclassifications are recorded within the Company’s Institutional Securities business segment and had no impact on net revenues. The swaps and purchased options are derivatives and are accounted for at fair value in accordance with SFAS No. 133 with changes in fair value also included in principal transaction trading revenue.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $4,114 million having a contractual weighted average coupon of 4.87% at November 30, 2004 and $586 million having a weighted average coupon of 7.3% at November 30, 2003. Junior subordinated debentures issued by the Company were $2,897 million having a contractual weighted average coupon of 6.45% at November 30, 2004 (see Note 12). Maturities of the subordinated and junior subordinated notes range from fiscal 2005 to fiscal 2033. Maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

At November 30, 2004, MS&Co. had $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2006 to fiscal 2016. The terms of such notes contain restrictive covenants that require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined.

Asset and Liability Management.    In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Credit Services business) are used to finance the Company’s consumer loan portfolio. The Company uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Weighted average coupon of long-term borrowings at fiscal year-end(1)	4.2%	4.6%	4.9%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	2.9%	2.4%	2.9%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Cash paid for interest for the Company’s borrowings and deposits approximated the related interest expense in fiscal 2004, fiscal 2003 and fiscal 2002.

Subsequent to fiscal year-end and through February 4, 2005, the Company’s long-term borrowings (net of repayments) increased by approximately $8.6 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies.

Office Facilities.    The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2004, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Fiscal Year	(dollars in millions)
2005	$500
2006	462
2007	408
2008	374
2009	324
Thereafter	2,209

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $444 million, $437 million and $461 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

In December 2004, the Company reached an agreement to lease, beginning in January 2005, approximately 445,000 square feet at One New York Plaza in New York, New York under a lease expiring in 2014.

Letters of Credit.    At November 30, 2004 and November 30, 2003, the Company had approximately $8.5 billion and $7.7 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

Aircraft.    At November 30, 2004, the Company had contracted to receive the following minimum rentals under non-cancelable operating leases in connection with its aircraft financing activities:

Fiscal Year	(dollars in millions)
2005	$350
2006	261
2007	181
2008	115
2009	101
Thereafter	584

Securities Activities.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company.

The aggregate value of the investment grade and non-investment grade lending commitments are shown below:

	At November 30, 2004	At November 30, 2003
	(dollars in millions)
Investment grade lending commitments	$18,989	$14,244
Non-investment grade lending commitments	1,409	1,869

Total	$20,398	$16,113

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has commitments to fund other less liquid investments, including at November 30, 2004, $185 million in connection with principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At November 30, 2004, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $75 billion and $60 billion, respectively.

Insurance Recovery.    On September 11, 2001, the U.S experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex, where approximately 3,700 of the Company’s employees were located, and the temporary closing of the debt and equity financial markets in the U.S. Through the implementation of its business recovery plans, the Company relocated its displaced employees to other facilities.

The Company has recognized costs related to the terrorist attacks pertaining to write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs. The costs were offset by estimated insurance recoveries.

The Company continues to be in negotiations with its insurance carriers related to the events of September 11, 2001. At the conclusion of these negotiations, the Company currently believes that the amounts it will recover under its insurance policies will be in excess of costs recognized for accounting purposes related to the terrorist attacks. As of November 30, 2004, the Company had not recorded a gain for the anticipated excess recovery.

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

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the consolidated financial

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period.

Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The most significant matters include the following:

IPO Allocation Matters.    In connection with the Company’s role as either lead or co-lead underwriter in several initial public offerings (“IPO”), the Company has been exposed to both regulatory and civil proceedings. On January 25, 2005, the Company announced a settlement with the Securities and Exchange Commission (the “SEC”) regarding allegations that it violated Rule 101 of Regulation M by attempting to induce certain customers that received shares in IPOs to place purchase orders for additional shares in the aftermarket. Under the terms of the settlement, the Company agreed, without admitting or denying the allegations, to the entry of a judgment enjoining it from violating Rule 101 of Regulation M and the payment of a $40 million civil penalty. The settlement terms are subject to court approval.

In addition to the regulatory matter with the SEC, numerous class actions have been filed against certain issuers of IPO securities, certain individual officers of those issuers, the Company and other underwriters of those IPOs on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints allege that the Company engaged in “laddering”, defined as inducing customers to bid up stock in exchange for “hot” IPO allocations, and also allege that underwriters received excess compensation from IPO allocations and that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs.

Parmalat Matter.    From 2001 through 2003, the Company entered into interest rate and currency derivative transactions with Parmalat, an Italian publicly-listed company. In 2002 and 2003, the Company also was involved in two public and one private bond offerings for Parmalat outside the U.S.

In fiscal 2004, the Company and several other financial institutions were requested to provide documents and other information to Italian and U.K. authorities conducting criminal and regulatory investigations relating to Parmalat, which was declared insolvent on December 27, 2003. The Company and several other financial institutions, together with employees of those institutions involved in Parmalat-related matters, are under investigation in Italy. The Company is cooperating with these various investigations. During the year, the Company also voluntarily provided the SEC information concerning its dealings with Parmalat. On January 27, 2005, the administrator of Parmalat filed an insolvency clawback claim against the Company in the civil court of Parma, Italy seeking repayment of approximately €136 million. The basis of this claim is that the Company allegedly knew that Parmalat was insolvent at the time the monies were paid by Parmalat.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings per Share.

Earnings per share were calculated as follows (in millions, except for per share data):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Basic EPS:
Income from continuing operations	$4,509	$3,810	$2,999
Loss on discontinued operations	(23)	(23)	(11)

Net income applicable to common shareholders	$4,486	$3,787	$2,988

Weighted average common shares outstanding	1,080	1,077	1,083

Basic earnings per common share:
Income from continuing operations	$4.17	$3.54	$2.77
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Basic EPS	$4.15	$3.52	$2.76

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Diluted EPS:
Net income applicable to common shareholders	$4,486	$3,787	$2,988

Weighted average common shares outstanding	1,080	1,077	1,083
Effect of dilutive securities:
Stock options	25	21	26
Convertible debt	—	1	1

Weighted average common shares outstanding and common stock equivalents	1,105	1,099	1,110

Diluted earnings per common share:
Income from continuing operations	$4.08	$3.47	$2.70
Loss from discontinued operations	(0.02)	(0.02)	(0.01)

Diluted EPS	$4.06	$3.45	$2.69

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	95	60	65

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

Risk Management.    The cornerstone of the Company’s risk management philosophy is protection of the Company’s franchise and reputation. Guardianship is based on three key principles: accountability, transparency and independent oversight. Given the importance of effective risk management to the Company’s reputation, senior management requires thorough and frequent communication and appropriate escalation of risk matters.

Risk management at the Company requires independent Company-level oversight, accountability of the Company’s business segments, constant communication, judgment, and knowledge of specialized products and markets. The Company’s senior management takes an active role in the identification, assessment and management of various risks at both the Company and business segment level. In recognition of the increasingly varied and complex nature of the global financial services business, the Company’s risk management philosophy, with its attendant policies, procedures and methodologies, is evolutionary in nature and subject to ongoing review and modification.

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee and the Capital Committee, the Chief Administrative and Risk Officer, the Internal Audit Department, independent control groups and various risk control managers, committees and groups located within the business segments.

The Firm Risk Committee, composed of the Company’s most senior officers, oversees the Company’s risk management structure. The Firm Risk Committee’s responsibilities include comprehensive oversight of the Company’s risk management principles, procedures and limits, and monitoring of material financial, operational and franchise risks. The Firm Risk Committee is overseen by the Audit Committee of the Board of Directors (the “Audit Committee”). The Capital Committee oversees alignment of the Company’s resource allocation with strategic priorities. The Capital Committee’s responsibilities include: approving acquisitions and divestitures and making recommendations to the Board of Directors (when appropriate); directing capital to the business segments; approving technical capital recommendations; approving capital exceptions; and approving methodologies for capital allocation for the Company and the business segments.

The Chief Administrative and Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market, credit, and liquidity and funding risks; and reviews results of risk management processes with the Audit Committee.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Internal Audit Department provides independent risk and control assessment and reports to the Audit Committee and administratively to the Chief Legal Officer. The Internal Audit Department periodically examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

The Market Risk, Credit, Financial Control, Treasury and Law Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a Risk Committee that is responsible for ensuring that the business segment, as applicable: adheres to established limits for market, credit and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring, and management policies and procedures, and related controls.

Each of the Company’s business segments also has designated risk managers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment Risk Committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the segment’s market and credit risk profile, sales practices, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review that is overseen by the business segment Risk Committees and ultimately by the Firm Risk Committee.

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

The Market Risk Department independently reviews the Company’s trading portfolios on a regular basis from a market risk perspective utilizing Value-at-Risk and other quantitative and qualitative risk measures and analyses. The Company’s trading businesses and the Market Risk Department also use, as appropriate, measures such as sensitivity to changes in interest rates, prices, implied volatilities and time decay to monitor and report market risk exposures. Stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors for certain products, is performed periodically and is reviewed by trading division risk managers, desk risk managers and the Market Risk Department. The Market Risk Department also conducts scenario analyses, which estimate the Company’s revenue sensitivity to a set of specific, predefined market and geopolitical events.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Risk.    Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company incurs significant “single name” credit risk exposure through the Institutional Securities business. This type of risk requires significant credit analysis of specific counterparties, both initially and on an ongoing basis.

The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, United Kingdom, Italy and Germany), which, in the aggregate, represented approximately 6% of the Company’s total assets at November 30, 2004. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 25% of the Company’s total assets at November 30, 2004, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2004 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at November 30, 2004 and November 30, 2003 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2004		At November 30, 2003
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$38,172	$28,100	$27,280	$18,950
Foreign exchange forward contracts and options	9,521	9,249	5,964	5,561
Equity securities contracts (including equity swaps, warrants and options)	6,587	7,549	4,503	5,781
Commodity forwards, options and swaps	12,812	10,922	6,905	5,950

Total	$67,092	$55,820	$44,652	$36,242

12.    Capital Units, Capital Securities and Junior Subordinated Deferrable Interest Debentures.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both November 30, 2004 and November 30, 2003.

Prior to February 29, 2004, Preferred Securities Subject to Mandatory Redemption (also referred to as “Capital Securities” herein) represented preferred minority interests in certain of the Company’s subsidiaries. Accordingly, dividends paid on Preferred Securities Subject to Mandatory Redemption were presented as a deduction to after-tax income (similar to minority interests in the income of subsidiaries) in the consolidated statements of income.

In December 2003, the FASB issued certain revisions to FIN 46 to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the Capital Securities issued by the statutory trusts are no longer included in the consolidated statement of financial condition. Subsequent to February 29, 2004, dividends on the junior subordinated deferrable interest debentures have been recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the Company’s consolidated financial position or results of operations.

13.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2004 and fiscal 2003 were as follows (share data in millions):

	Fiscal 2004	Fiscal 2003
Shares outstanding at beginning of period	1,085	1,081
Net impact of stock option exercises and other share issuances	25	13
Treasury stock purchases	(23)	(9)

Shares outstanding at end of period	1,087	1,085

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares.    During fiscal 2004 and fiscal 2003, the Company purchased $1,132 million and $350 million of its common stock, respectively, through open market purchases at an average cost of $50.31 and $39.12 per share, respectively. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. There were no repurchases made under the capital management authorization during fiscal 2004. The unused portion of this authorization at January 31, 2005 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans.

Rabbi Trusts.    The Company has established rabbi trusts (the “Trusts”) to provide common stock voting rights to employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Trusts was 78 million at November 30, 2004 and 65 million at November 30, 2003. The assets of the Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,295 million at November 30, 2004, which exceeded the amount required by $2,481 million. MSDWI’s net capital totaled $1,130 million at November 30, 2004, which exceeded the amount required by $1,038 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2004, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2004, approximately $9.8 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

Regulatory Developments.    In April 2004, the SEC approved the Consolidated Supervised Entities Rule (the “CSE Rule”) that establishes a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies by the SEC. The framework is designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The CSE Rule also would allow MS&Co., one of the Company’s U.S. broker-dealers, to use an alternative method, based on mathematical models, to calculate net capital charges for market

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and derivatives-related credit risk. Under the CSE Rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). In December 2004, the Company applied to the SEC for permission to operate under the CSE Rule and expects to be approved in fiscal 2005.

The Company continues to work with its regulators to understand and assess the impact of the CSE Rule and Basel II capital standards. The Company cannot fully predict the impact that these changes will have on its businesses; however, compliance with consolidated supervision and the imposition of revised capital standards are likely to impose additional costs and may affect capital raising and allocation decisions.

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

	At November 30,
	2004	2003
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$4,812	$3,603

Cumulative translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$747	$282
Cumulative translation adjustments resulting from realized or unrealized (losses) gains on hedges, net of tax	(713)	(324)

Total cumulative translation adjustments	$34	$(42)

14.    Employee Compensation Plans.

Effective December 1, 2002, the Company adopted SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method (see Note 2).

The Company now records compensation expense based upon the fair value of stock-based awards (both deferred stock and stock options) granted in fiscal 2004 and fiscal 2003 over service periods of three and four years, including the year of grant. As a result of amortizing the cost of equity-based awards over their respective service periods (including the year of grant), fiscal 2004’s compensation and benefits expense included the amortization of equity-based awards granted in both fiscal 2004 and fiscal 2003. Fiscal 2003’s compensation and benefits expense included only the amortization of equity-based awards granted in fiscal 2003. Prior to fiscal 2003, under the approach in APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, eligible employees could elect to receive stock options as a portion of their annual year-end equity-based award as compared with prior years where one-half of the award was automatically granted in options. In fiscal 2005, the Company will not award stock options in connection with its annual year-end equity-based awards.

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Deferred stock	$487	$109	$382
Stock options	163	176	—
Employee Stock Purchase Plan	9	8	—
Employee Stock Ownership Plan	4	16	18

Total	$663	$309	$400

The Company is authorized to issue shares of its common stock in connection with awards under its equity-based compensation and benefit plans. At November 30, 2004, approximately 170 million shares were available for future grant under these plans.

Deferred Stock Awards.    The Company has made deferred stock awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Awards under these plans are generally subject to vesting over time and to restrictions on sale, transfer or assignment until the end of a specified period, generally five years from date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period.

The following table sets forth activity relating to the Company’s restricted stock units (share data in millions):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Restricted stock units at beginning of year	65	80	96
Granted	29	11	10
Conversions to common stock	(14)	(24)	(24)
Canceled	(2)	(2)	(2)

Restricted stock units at end of year	78	65	80

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all option awards in each period:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Net income, as reported	$4,486	$3,787	$2,988
Add: Employee stock-based compensation expense included in reported net income, net of related tax effects	106	117	—
Deduct: Employee stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(106)	(117)	(250)

Pro forma net income	$4,486	$3,787	$2,738

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Earnings per share:
Basic—as reported	$4.15	$3.52	$2.76

Basic—pro forma	$4.15	$3.52	$2.53

Diluted—as reported	$4.06	$3.45	$2.69

Diluted—pro forma	$4.06	$3.45	$2.45

In fiscal 2002 and prior years, no compensation expense was recorded for stock options because the Company utilized the intrinsic value method and granted options with an exercise price equal to the current stock price. With its adoption of SFAS No. 123 in fiscal 2003, the Company began to recognize compensation based on the fair value of the options at the date of grant using the Black-Scholes model. The weighted average fair values of options granted during fiscal 2004 and fiscal 2003 were $16.67 and $19.75, respectively, and for fiscal 2002 pro forma purposes was $19.42, utilizing the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Risk-free interest rate	3.5%	3.6%	3.8%
Expected option life in years	5.3	5.8	6.2
Expected stock price volatility	34.6%	39.4%	50.7%
Expected dividend yield	1.9%	1.7%	1.9%

The following table sets forth activity relating to the Company’s stock option awards (share data in millions):

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	175.5	$43.66	163.7	$40.11	151.4	$38.88
Granted	4.2	51.83	31.0	54.69	22.8	43.66
Exercised	(21.0)	16.71	(12.9)	17.61	(7.6)	19.40
Canceled	(6.5)	55.55	(6.3)	59.24	(2.9)	57.94

Options outstanding at end of period	152.2	$47.09	175.5	$43.66	163.7	$40.11

Options exercisable at end of period	95.9	$44.57	96.2	$37.13	91.2	$30.02

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information relating to the Company’s stock options outstanding at November 30, 2004 (share data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 4.00 – $ 19.99	12.8	$9.27	0.2	12.8	$9.27
$20.00 – $ 29.99	15.2	26.95	2.7	15.2	26.95
$30.00 – $ 39.99	14.0	35.64	4.0	14.0	35.64
$40.00 – $ 49.99	22.6	42.95	7.1	4.3	44.25
$50.00 – $ 59.99	54.2	55.42	8.1	20.4	56.45
$60.00 – $ 69.99	30.8	63.14	5.5	26.7	63.23
$70.00 – $107.99	2.6	84.95	4.2	2.5	85.01

Total	152.2			95.9

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value. Since adopting SFAS No. 123, the Company has expensed the 15% discount associated with the ESPP.

Morgan Stanley 401(k) and Profit Sharing Plans.    Eligible U.S. employees receive 401(k) matching contributions which are invested in the Company’s common stock. The Company also provides discretionary profit sharing to certain employees. The pre-tax expense associated with the 401(k) match and profit sharing for fiscal 2004, fiscal 2003 and fiscal 2002 was $118 million, $96 million and $104 million, respectively.

15.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its worldwide employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company also provides certain benefits to former employees or inactive employees prior to retirement. The following summarizes these plans:

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by a non-contributory pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition to the Qualified Plan and the Supplemental Plans, certain of the Company’s non-U.S. subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. For the Qualified Plan and the non-U.S. plans, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and dependents.

The Company uses a measurement date of September 30 for its pension and postretirement plans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

Net periodic benefit expense included the following components:

	Pension			Postretirement
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Service cost, benefits earned during the period	$114	$109	$82	$9	$8	$5
Interest cost on projected benefit obligation	120	116	112	10	9	8
Expected return on plan assets	(129)	(118)	(111)	—	—	—
Net amortization	26	19	9	—	—	(1)
Net settlements and curtailments	—	2	24	—	—	—
Special termination benefits	—	6	5	—	—	3

Net periodic benefit expense	$131	$134	$121	$19	$17	$15

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2004 and fiscal 2003 as well as a summary of the funded status at November 30, 2004 and November 30, 2003:

	Pension		Postretirement
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,010	$1,859	$171	$147
Service cost	114	109	9	8
Interest cost	120	116	10	9
Plan amendments	1	(186)	—	—
Actuarial loss	108	225	2	14
Benefits paid and settlements	(154)	(123)	(9)	(7)
Curtailments	—	(15)	—	—
Special termination benefits	—	6	—	—
Other, including foreign currency exchange rate changes	56	19	—	—

Benefit obligation at end of year	$2,255	$2,010	$183	$171

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$1,701	$1,351	$—	$—
Actual return on plan assets	183	227	—	—
Employer contributions	120	239	9	7
Benefits paid and settlements	(154)	(125)	(9)	(7)
Other, including foreign currency exchange rate changes	18	9	—	—

Fair value of plan assets at end of year	$1,868	$1,701	$—	$—

Funded status:
Funded status	$(387)	$(309)	$(183)	$(171)
Amount contributed to plan after measurement date	2	3	—	—
Unrecognized prior-service cost	(141)	(153)	(9)	(11)
Unrecognized loss	827	804	50	49

Net amount recognized	$301	$345	$(142)	$(133)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid benefit cost	$530	$524	$—	$—
Accrued benefit liability	(270)	(217)	(142)	(133)
Intangible asset	—	2	—	—
Accumulated other comprehensive income	41	36	—	—

Net amount recognized	$301	$345	$(142)	$(133)

The accumulated benefit obligation for all defined benefit pension plans was $2,089 million and $1,855 million at November 30, 2004 and November 30, 2003, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains information for pension plans with an accumulated benefit obligation in excess of plan assets as of fiscal year-end:

	November 30, 2004	November 30, 2003
	(dollars in millions)
Projected benefit obligation	$435	$321
Accumulated benefit obligation	372	273
Fair value of plan assets	114	65

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability of $41 million at November 30, 2004 and $38 million at November 30, 2003 for defined benefit pension plans whose accumulated benefits exceeded plan assets. A corresponding amount was recognized as an intangible asset, to the extent of unrecognized prior-service cost. The remaining balance of $41 million ($30 million, net of income taxes) in fiscal 2004 and $36 million ($28 million, net of income taxes) in fiscal 2003 was recorded as a reduction of Accumulated other comprehensive income (loss), a component of Shareholders’ equity.

Assumptions.

The following table presents the weighted average assumptions used to determine benefit obligations for the Qualified Plan at fiscal year-end:

	Pension		Postretirement
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Discount rate	6.05%	6.20%	6.05%	6.20%
Rate of future compensation increases	4.70	5.00	n/a	n/a

The following table presents the weighted average assumptions used to determine net periodic benefit costs for the Qualified Plan for fiscal 2004, fiscal 2003 and fiscal 2002:

	Pension			Postretirement
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004	Fiscal 2003	Fiscal 2002
Discount rate	6.20%	6.75%	7.55%	6.20%	6.75%	7.55%
Expected long-term rate of return on plan assets	7.25	7.50	8.50	n/a	n/a	n/a
Rate of future compensation increases	5.00	5.00	5.00	n/a	n/a	n/a

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets. For its Qualified Plan, which comprised approximately 94% of the total assets of the Company’s pension plans at November 30, 2004, the Company annually reviews the expected long-term return based on changes in the target investment mix and economic environment from the previous year. It then compares its initial estimate (and adjusts, if necessary) with a portfolio return calculator model (the “Portfolio Model”) that produces a range of expected returns for the portfolio. Return assumptions are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. Expenses that are expected to be paid from the investment return are reflected in the Portfolio Model as a percentage of plan assets. This includes investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from the Qualified Plan.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assumed health care cost trend rates:

	November 30, 2004	November 30, 2003
Health care cost trend rate assumed for next year:
Medical	10.30-10.80%	11.00-11.50%
Prescription	14.80%	16.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(dollars in millions)
Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	23	(18)

Plan Assets.

The weighted average asset allocations for the Company’s Qualified Plan at November 30, 2004 and November 30, 2003 and the targeted asset allocation for fiscal 2005 by asset class were as follows:

	November 30, 2004	November 30, 2003	Fiscal 2005 Targeted
Equity securities	51%	58%	50%
Fixed income securities	43	28	50
Other—primarily cash	6	14	—

Total	100%	100%	100%

Pension Plan Asset Allocation.    The Company’s asset allocation targets for its Qualified Plan assets are based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors as well as equity and fixed income market sensitivity analysis also were considered in determining this asset mix. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable real returns (i.e., net of inflation) to help cover current and future pension benefit payments.

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

The asset mix of the Company’s Qualified Plan is reviewed quarterly by the Morgan Stanley Retirement Plan Investment Committee. When asset class exposure reaches a minimum or maximum level, the plan asset allocation mix is rebalanced back to target allocation levels.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Qualified Plan’s return objectives provide long-term measures for monitoring the investment performance against growth in the pension liabilities. Total Qualified Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the S&P 500 Index, the Russell 1000 Index and the Lehman Brothers Aggregate Index.

The Company’s Qualified Plan may invest in derivative instruments only to the extent that they comply with all of the pension plan’s policy guidelines and are consistent with the pension plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•	Derivatives may be used to manage risk of the portfolio or if they are deemed to be more attractive than a similar direct investment in the underlying cash market.

•	Derivatives may not be used in a speculative manner or to leverage the portfolio or for short-term trading.

•	Derivatives may be used only in the management of the pension plans’ portfolio when their possible effects can be: quantified; shown to enhance the risk-return profile of the portfolio; and reported in a meaningful and understandable manner.

Cash Flows.

The Company expects to contribute approximately $130 million to its pension and postretirement benefit plans (U.S. and non-U.S.) in fiscal 2005 based upon their current funded status and expected asset return assumptions for fiscal 2005, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2005	$91	$9
Fiscal 2006	95	9
Fiscal 2007	102	10
Fiscal 2008	109	10
Fiscal 2009	113	10
Fiscal 2010-2014	686	59

Defined Contribution Pension Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2004, fiscal 2003 and fiscal 2002, the Company’s expense related to these plans was $58 million, $56 million and $62 million, respectively.

Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. These benefits were not material to the consolidated financial statements in fiscal 2004, fiscal 2003 and fiscal 2002.

New Medicare Legislation.    The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”), which was enacted in December 2003, will likely reduce the Company’s accumulated postretirement benefit obligation. The Medicare prescription drug plan will take effect in 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Income Taxes.

The provision for income taxes from continuing operations consisted of:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(dollars in millions)
Current:
U.S. federal	$1,095	$787	$1,133
U.S. state and local	194	97	130
Non-U.S.	709	467	269

	1,998	1,351	1,532

Deferred:
U.S. federal	(99)	144	11
U.S. state and local	(9)	44	12
Non-U.S.	(87)	23	20

	(195)	211	43

Provision for income taxes from continuing operations	$1,803	$1,562	$1,575

Income tax benefit from discontinued operations	$15	$15	$7

The following table reconciles the provision for income taxes (including both continuing and discontinued operations) to the U.S. federal statutory income tax rate:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.9	1.7	2.0
Lower tax rates applicable to non-U.S. earnings	(1.2)	(2.4)	(0.9)
Domestic tax credits	(5.6)	(4.9)	(2.4)
Other	(1.6)	(0.4)	0.7

Effective income tax rate	28.5%	29.0%	34.4%

As of November 30, 2004, the Company had approximately $5.8 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its fiscal year ending November 30, 2005.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during fiscal 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $4.0 billion. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2004 and November 30, 2003 were as follows:

	November 30, 2004	November 30, 2003
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$2,075	$1,891
Loan loss allowance	341	370
Other valuation and liability allowances	806	1,147
Deferred expenses	21	27
Other	1,014	736

Total deferred tax assets	4,257	4,171

Deferred tax liabilities:
Prepaid commissions	118	147
Other	1,504	1,251

Total deferred tax liabilities	1,622	1,398

Net deferred tax assets	$2,635	$2,773

Cash paid for income taxes was $818 million, $746 million and $1,252 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

The Company recorded income tax benefits of $331 million, $333 million and $282 million related to employee stock compensation transactions in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Such benefits were credited to Paid-in capital.

Income Tax Examinations.    The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. Assuming current progress, the Company expects this IRS examination to be completed in fiscal 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective tax rate.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Segment and Geographic Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Individual Investor Group, Investment Management and Credit Services. For further discussion of the Company’s business segments, see Note 1. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s representatives.

Selected financial information for the Company’s segments is presented below:

Fiscal 2004	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$10,818	$4,362	$2,736	$2,403	$(285)	$20,034
Net interest	2,245	253	2	1,231	—	3,731

Net revenues	$13,063	$4,615	$2,738	$3,634	$(285)	$23,765

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	$4,097	$371	$827	$1,272	$118	$6,685
Losses from unconsolidated investees	328	—	—	—	—	328
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income before taxes and discontinued operations(1)	$3,724	$371	$827	$1,272	$118	$6,312

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2003(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$9,823	$4,021	$2,282	$2,142	$(299)	$17,969
Net interest	1,388	221	(6)	1,285	—	2,888

Net revenues	$11,211	$4,242	$2,276	$3,427	$(299)	$20,857

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	$3,645	$464	$482	$1,093	$121	$5,805
Losses from unconsolidated investees	279	—	—	—	—	279
Dividends on preferred securities subject to mandatory redemption	154	—	—	—	—	154

Income before taxes and discontinued operations(1)	$3,212	$464	$482	$1,093	$121	$5,372

Fiscal 2002(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$7,578	$4,016	$2,493	$2,194	$(323)	$15,958
Net interest	1,541	252	13	1,363	—	3,169

Net revenues	$9,119	$4,268	$2,506	$3,557	$(323)	$19,127

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	$2,655	$120	$656	$1,178	$129	$4,738
Losses from unconsolidated investees	77	—	—	—	—	77
Dividends on preferred securities subject to mandatory redemption	87	—	—	—	—	87

Income before taxes and discontinued operations(1)	$2,491	$120	$656	$1,178	$129	$4,574

Total Assets(3)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At November 30, 2004	$728,640	$17,839	$3,759	$25,385	$(213)	$775,410

At November 30, 2003(2)	$557,576	$16,665	$3,748	$25,185	$(331)	$602,843

At November 30, 2002(2)	$484,791	$12,954	$3,762	$28,443	$(451)	$529,499

(1)	See Note 25 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.
(3)	Corporate assets have been fully allocated to the Company’s business segments.

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

Fiscal 2004(1)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$17,422	$5,219	$1,950	$520	$(1,346)	$23,765
Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	4,191	1,387	639	468	—	6,685
Total assets at November 30, 2004	1,001,547	463,300	40,074	26,402	(755,913)	775,410

Fiscal 2003(1)(2)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$15,786	$4,127	$1,731	$86	$(873)	$20,857
Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	4,259	918	591	37	—	5,805
Total assets at November 30, 2003	773,609	305,256	48,666	22,917	(547,605)	602,843

Fiscal 2002(1)(2)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$14,563	$3,349	$1,432	$297	$(514)	$19,127
Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and discontinued operations	3,215	848	405	270	—	4,738
Total assets at November 30, 2002	640,132	246,979	31,795	20,329	(409,736)	529,499

(1)	See Note 25 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

18.    Aircraft under Operating Leases.

Aircraft Held for Sale.

During fiscal 2004, the Company entered into agreements for the sale of certain aircraft. The Company recorded a $42 million loss related to the write-down of these aircraft to fair value less selling costs in the third quarter of fiscal 2004, which is included in discontinued operations (see Note 25). After recording the write-down, the carrying value of held for sale aircraft at November 30, 2004 was $114 million. The loss from discontinued

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations in the fiscal year ended November 30, 2003 included a $16 million non-cash pre-tax asset impairment charge and a $19 million charge to adjust the carrying value of previously impaired aircraft to market value (see “Fiscal 2003 Activity” below). The loss from discontinued operations in the fiscal year ended November 30, 2002 included a pre-tax impairment charge of $4 million. The Company’s aircraft leasing business is included in the Institutional Securities business segment.

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

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows with its respective carrying value. For those aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value if lower than the carrying value. To determine each aircraft’s fair value, the Company used the market value appraisals provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $109 million (of which $2 million is included in loss from discontinued operations) in the second quarter of fiscal 2004 based on the average of the market value appraisals provided by the three independent appraisers. The impairment charge was primarily concentrated in two particular types of aircraft, the MD-83 and A300-600R, which contributed approximately $85 million of the total $109 million charge. The decrease in the projected undiscounted cash flows and the significant decline in the appraisal values for these aircraft reflects, among other things, a very small operator base and therefore limited opportunities to lease such aircraft. The impairment charge for aircraft to be held and used is included within Other expenses, while the impairment charge for aircraft that were classified as held for sale are included in loss from discontinued operations in the consolidated statement of income.

If the Company liquidated its aircraft portfolio ($3.8 billion carrying value at November 30, 2004, excluding those aircraft that were classified as held for sale) at this time, which is not currently contemplated, the Company believes that, based upon the range of values provided by independent appraisers, the Company would realize a value for its entire fleet that is substantially lower than the carrying value of the fleet. The most recent (May 2004) portfolio appraisal market values (excluding the aircraft classified as held for sale), based on the above three appraisals, range from a high of $3.6 billion to a low of $2.7 billion with an average of $3.0 billion. The Company has not recorded an impairment charge for the entire difference between the carrying value and the appraisal values because there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

Fiscal 2003 Activity.

Prior to fiscal 2003, the Company had used “base value” estimates provided by independent appraisers to estimate the fair value of its impaired aircraft. Accordingly, during the first quarter of fiscal 2003, the Company recorded a non-cash pre-tax charge of $36 million (of which $19 million is included in loss from discontinued operations) to adjust the carrying value of previously impaired aircraft to “market value.”

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

In the second quarter of fiscal 2003, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows with its respective carrying value. For each aircraft for which impairment was indicated, the Company adjusted the carrying value of each aircraft to its fair value if lower than carrying value. To determine each aircraft’s fair value, the Company used market value estimates provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $287 million (of which $16 million is included in loss from discontinued operations) based on the average market value provided by independent appraisers in the second quarter of fiscal 2003.

The Company had followed a valuation methodology designed to align the changes in projected undiscounted cash flows for impaired aircraft with the change in carrying value of such aircraft. Under this methodology, the Company calculated the $36 million impairment charge in the first quarter of fiscal 2003 using the highest portfolio valuation provided by the appraisers and calculated the $287 million impairment charge recorded in the second quarter of fiscal 2003 based on the average of the three appraisal values. The Company determined that future impairment charges would be based upon the average market appraisal values from independent appraisers. If the average market appraisal values had been used to measure impairment in each of the prior quarters in which impairment was recognized, pre-tax income (including both continuing and discontinued operations) would have differed as follows:

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5), the Company does not consolidate the entity.

On February 1, 2003, the Company adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company adopted FIN 46 or FIN 46R for all of its variable interests. For these variable interests, the Company consolidated those VIEs (including financial asset-backed securitization, mortgage-backed securitization, collateral debt obligation, credit-linked note, structured note, municipal bond trust, equity-linked note and exchangeable trust entities) in which the Company was the primary beneficiary. In limited instances, the Company deconsolidated VIEs for which it was not the primary beneficiary as a result of the adoption of FIN 46R. This is further discussed in Note 12 with respect to statutory trusts that had issued Capital Securities. As of May 31, 2004, the Company adopted FIN 46R for those variable interests that were previously accounted for under FIN 46. The effect of adopting FIN 46 and FIN 46R as of February 29, 2004 and May 31, 2004 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included below may not be held by the Company at the end of future quarterly reporting periods.

Institutional Securities.    At November 30, 2004, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $3.2 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2004, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $17.7 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt obligation, financial asset-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $6.4 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at November 30, 2004. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

Investment Management.    At November 30, 2004, in connection with its Investment Management business, where the Company is the asset manager for collateralized bond and loan obligation entities, the Company was neither the primary beneficiary of nor held any significant variable interests in such VIEs due to the modification of the treatment of fees paid to a decision maker under FIN 46R. FIN 46 included a requirement that expected residual returns include the total amount of fees on a gross basis paid to decision makers instead of including only the variability in such fees as is the guidance in FIN 46R.

20.    Guarantees.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

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

The Company records all derivative contracts at fair value. For this reason, the Company does not monitor its risk exposure to such derivative contracts based on derivative notional amounts; rather the Company manages its risk exposure on a fair value basis. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative contracts through a variety of risk mitigation strategies, including, but not limited to, entering into offsetting economic hedge positions. The Company believes that the notional amounts of the derivative contracts generally overstate its exposure. For further discussion of the Company’s derivative risk management activities, see Note 11.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes certain information regarding these guarantees at November 30, 2004:

	Maximum Potential Payout/Notional
	Years to Maturity				Total	Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Derivative contracts	$473,598	$281,033	$294,873	$254,354	$1,303,858	$16,970	$120
Standby letters of credit and other financial guarantees	337	196	95	27	655	7	161
Market value guarantees	51	17	286	536	890	46	57
Liquidity facilities	922	889	—	176	1,987	—	—

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at November 30, 2004 and November 30, 2003 was $265 million and $125 million, respectively. As of November 30, 2004 and November 30, 2003, the Company’s liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $68 million and $65 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2004 and November 30, 2003, the maximum potential amount of future payments the Company may be required to make under its surety bond was $198 million and $174 million, respectively. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Credit Services business, the Company owns and operates merchant processing services in the U.S. related to its general purpose credit cards. As a merchant processor in the U.S. and an issuer of credit cards in the U.K., the Company is contingently liable for processed credit card sales transactions in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Company will credit or refund the amount to the cardmember and charge back the transaction to the merchant. If the Company is unable to collect the amount from the merchant, the Company will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Company is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Company increases. The maximum potential amount of future payments related to this contingent liability is estimated to be the total cardmember sales transaction volume to date that could qualify as a valid disputed

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction under the Company’s merchant processing network and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. This amount cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during fiscal 2004 and fiscal 2003:

	Fiscal Year
	2004	2003
Losses related to merchant chargebacks (dollars in millions)	$6	$12
Aggregate credit card transaction volume (dollars in billions)	99.6	97.9

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at November 30, 2004. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At November 30,
	2004	2003
	(dollars in millions)
Settlement withholdings and escrow deposits	$53	$40

Other.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor.

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

Consumer Loans.    The fair value of consumer loans is determined by discounting cash flows using current market rates of loans having similar characteristics. The cash flow calculation methodologies, which vary by

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product, include adjustments for credit risk and prepayment rates commensurate with recent and projected trends. The estimated fair value of the Company’s consumer loans approximated carrying value at November 30, 2004 and November 30, 2003.

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

Deposits.    The estimated fair value of the Company’s deposits, using current rates for deposits with similar maturities, approximated carrying value at November 30, 2004 and November 30, 2003.

Long-Term Borrowings.    The Company’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge under SFAS No. 133. The fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2004 and November 30, 2003, the carrying value of the Company’s long-term borrowings was approximately $1.2 billion and approximately $0.8 billion, respectively, less than fair value.

22.    Restructuring and Other Charges.

In the fourth quarter of fiscal 2002, the Company recognized restructuring and other charges of $235 million (pre-tax). The charge reflected several actions that were intended to resize and refocus certain business areas in order to address the difficult conditions then existing in the global financial markets. Such conditions, including significantly lower levels of investment banking activity and decreased retail investor participation in the equity markets, had an adverse impact on the Company’s results of operations, particularly in its Institutional Securities and Individual Investor Group businesses.

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

At November 30, 2004, the remaining liability associated with these charges was approximately $75 million, which was included in Other liabilities and accrued expenses in the consolidated statement of financial condition. The liability will continue to be reduced as the leases on the office locations referred to above expire.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, fiscal 2003 and fiscal 2002, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2004	2003	2002
	(dollars in millions)
Losses from unconsolidated investees	$328	$279	$77
Tax credits	351	308	109
Tax benefits on losses	132	112	31

IRS field auditors are contesting the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (the “LLC”). To qualify for the tax credits under Section 29 of the Internal Revenue Code, the production facility must have been placed in service before July 1, 1998. The LLC is vigorously contesting the IRS proposed position. If the IRS ultimately prevails, it could have an adverse effect on the Company’s tax liability or results of operations. The Company has recognized cumulative tax credits of approximately $110 million associated with the LLC’s synthetic fuel facilities.

24.    Business Acquisitions and Asset Sales.

On June 3, 2004, the Company completed the acquisition of Barra, a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The Company believes that the combination of Morgan Stanley Capital International Inc., a majority-owned subsidiary of the Company, and Barra created a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million. The Company recorded goodwill and other intangible assets totaling $663 million in connection with the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

At June 3, 2004
(dollars in millions)
Cash and cash equivalents	$46
Receivables and prepaid expenses	54
Financial instruments owned	169
Office facilities	6
Other assets	10
Amortizable intangible assets	350
Goodwill	313

Total assets acquired	948
Total liabilities assumed	145

Net assets acquired	$803

The $350 million of acquired amortizable intangible assets include technology-related assets of $222 million (seven-year weighted average useful life), trademarks of $102 million (21-year weighted average useful life) and customer relationships of $26 million (11-year weighted average useful life).

In fiscal 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact related to this acquisition, which is included in the Institutional Securities segment, was not significant.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company sold its self-directed online brokerage accounts to Bank of Montreal’s Harrisdirect. The Company recorded gross proceeds of approximately $100 million (included within Other revenues) and related costs of approximately $50 million (included within Non-interest expenses) in the Individual Investor Group segment.

In fiscal 2002, the Company recorded a pre-tax gain of $73 million related to the sale of a 1 million square-foot office tower in New York City. The pre-tax gain is included within the Institutional Securities ($53 million), Individual Investor Group ($7 million) and Investment Management ($13 million) segments. The allocation was based upon occupancy levels originally planned for the building.

The pro forma impact of each of the above business acquisitions was not material to the consolidated financial statements.

On January 12, 2005, the Company completed the acquisition of PULSE EFT Association, Inc. (“PULSE”), an Automated Teller Machine/debit network currently serving banks, credit unions and savings institutions in the U.S. The Company believes that the combination of the PULSE® and Discover Network will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE will be included within the Credit Services business segment.

25.    Discontinued Operations.

In the third quarter of fiscal 2004, the Company recorded a pre-tax loss of $42 million in its Institutional Securities business related to the write-down of certain aircraft that were subject to a probable sale and, accordingly, have been designated as “held for sale” in accordance with SFAS No. 144. The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented within the Institutional Securities business segment. As of February 3, 2005, all of the aircraft referred to above were sold.

The table below provides information regarding the pre-tax loss on discontinued operations and the aircraft impairment charges that are included in these amounts (dollars in millions):

	Fiscal Year
	2004	2003	2002
Pre-tax loss on discontinued operations	$38	$38	$18

Aircraft impairment charges	2	16	4

The pre-tax loss on discontinued operations for fiscal 2003 also included a $19 million charge to adjust the carrying value of previously impaired aircraft to market value.

26.    Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Individual Investor Group segment in the fourth quarter of fiscal 2004. Such adjustment reduced net income by approximately $50 million and basic and diluted earnings per share by $0.05.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Results (unaudited).

	2004 Fiscal Quarter(1)				2003 Fiscal Quarter(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except per share data)
Total revenues	$9,475	$9,800	$9,854	$10,420	$8,653	$8,257	$8,926	$9,144
Interest expense	2,972	2,950	4,189	4,748	2,842	2,902	3,367	3,745
Provision for consumer loan losses	262	200	240	223	336	309	310	312

Net revenues	6,241	6,650	5,425	5,449	5,475	5,046	5,249	5,087

Total non-interest expenses	4,328	4,847	4,143	3,762	3,844	3,951	3,721	3,536

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	1,913	1,803	1,282	1,687	1,631	1,095	1,528	1,551
Losses from unconsolidated investees	93	81	77	77	34	36	105	104
Provision for income taxes	551	498	343	411	533	300	342	387
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	22	40	47	45

Income from continuing operations	1,224	1,224	862	1,199	1,042	719	1,034	1,015
Discontinued operations(4):
Gain/(loss) from discontinued operations	3	(1)	(42)	2	(20)	(18)	2	(2)
Income tax (provision)/benefit	(1)	—	17	(1)	8	7	(1)	1

Gain/(loss) on discontinued operations.	2	(1)	(25)	1	(12)	(11)	1	(1)

Net income	$1,226	$1,223	$837	$1,200	$1,030	$708	$1,035	$1,014

Basic earnings per share(2):
Income from continuing operations	$1.14	$1.13	$0.80	$1.11	$0.97	$0.67	$0.96	$0.94
Loss from discontinued operations	—	—	(0.02)	—	(0.01)	(0.01)	—	—

Basic EPS	$1.14	$1.13	$0.78	$1.11	$0.96	$0.66	$0.96	$0.94

Diluted earnings per share(2):
Income from continuing operations	$1.11	$1.10	$0.78	$1.09	$0.95	$0.66	$0.94	$0.92
Loss from discontinued operations	—	—	(0.02)	—	(0.01)	(0.01)	—	—

Diluted EPS	$1.11	$1.10	$0.76	$1.09	$0.94	$0.65	$0.94	$0.92

Dividends to common shareholders	$0.25	$0.25	$0.25	$0.25	$0.23	$0.23	$0.23	$0.23
Book value	$23.75	$24.59	$25.00	$25.95	$20.73	$21.04	$21.79	$22.93
Stock price range(3)	$55.02-61.60	$50.61-62.22	$46.80-54.64	$47.30-53.78	$34.70-45.32	$33.57-47.79	$42.75-49.67	$48.00-57.83

(1)	Certain reclassifications have been made to previously reported quarterly amounts to conform to the current year’s presentation.
(2)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(3)	Amounts represent the range of closing prices per share on the New York Stock Exchange for the periods indicated. The number of shareholders of record at November 30, 2004 approximated 125,000. The number of beneficial owners of common stock is believed to exceed this number.
(4)	See Note 25 for a discussion of discontinued operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Morgan Stanley’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Morgan Stanley;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Morgan Stanley’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Morgan Stanley’s internal control over financial reporting as of November 30, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Morgan Stanley maintained effective internal control over financial reporting as of November 30, 2004.

Morgan Stanley’s independent registered public accounting firm has audited and issued their report on management’s assessment of Morgan Stanley’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited management’s assessment, included within this November 30, 2004 Form 10-K of Morgan Stanley and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 30, 2004 and the related consolidated statement of income, comprehensive income, cash flows and changes in shareholders’ equity for the year ended November 30, 2004 and the related financial statement schedule as of and for the year ended November 30, 2004 of the Company and each of our reports dated February 7, 2005 expressed an unqualified opinion on those financial statements and the related financial statement schedule, respectively.

New York, New York

February 7, 2005

Changes in Internal Control Over Financial Reporting

No change in Morgan Stanley’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2004 that materially affected, or is reasonably likely to materially affect, Morgan Stanley’s internal control over financial reporting.

Item 9B.    Other Information.

The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

•	On December 14, 2004, the Compensation Committee of the Board of Directors of Morgan Stanley (the “Board”) set 2005 annual base salaries for Philip J. Purcell, Stephen F. Newhouse, Vikram S. Pandit, Zoe Cruz and John P. Havens, each of whom is a Morgan Stanley named executive officer for 2004, at the same levels as 2004, or $775,000, $425,000, $425,000, $300,000 and $300,000, respectively. For further information regarding executive compensation, see “Item 11. Executive Compensation” herein.

•	On February 8, 2005, the Board revised the fees to be paid to non-employee directors. The meeting fee was eliminated and the annual retainer fees for non-employee directors was increased to $75,000 for each non-employee director, $15,000 for service as Chair of a Board committee and $7,500 for service as a member of a Board committee.

•	On February 8, 2005, the Board also amended the Directors’ Equity Capital Accumulation Plan (“DECAP”) to, among other things, eliminate annual stock option grants and elective stock options (preserving the possibility of awards of stock options in the future) and increasing the number of shares awarded annually from 2,000 to 4,000. A copy of DECAP as amended and restated on February 8, 2005 is attached hereto as Exhibit 10.22 and incorporated herein by reference.

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”:

•	On February 8, 2005, the Board amended the Company’s Bylaws to change the title of the “Chief Administrative Officer” to “Chief Administrative and Risk Officer” and to reflect such officer’s risk management and monitoring oversight responsibilities. A copy of the Company’s Bylaws as so amended is attached hereto as Exhibit 3.2.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to Morgan Stanley’s directors and nominees under the following captions in Morgan Stanley’s definitive proxy statement for its 2005 annual meeting of shareholders (to be filed within 120 days after November 30, 2004) (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•	“Item 1—Election of directors” (up to but excluding the subheading “New Director”)

•	“Item 1—Election of directors—Board meetings and committees”

Information relating to Morgan Stanley’s executive officers under the following caption is contained in Part I, Item 1 of this report.

•	“Executive Officers of Morgan Stanley”

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our controller and our principal accounting officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Because our common stock is listed on the NYSE and the Pacific Exchange, our chief executive officer is required to make, and he has made, an annual certification to each of the NYSE and the Pacific Exchange stating that he was not aware of any violation by Morgan Stanley of the corporate governance listing standards of the applicable exchange. Our chief executive officer made his annual certification to that effect to the NYSE as of May 18, 2004 and to the Pacific Exchange as of December 31, 2004. In addition, Morgan Stanley has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of Morgan Stanley’s public disclosure.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of directors—Director compensation”

•	“Executive compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Morgan Stanley’s equity compensation plans as of November 30, 2004. Morgan Stanley has not made any grants outside of its equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	152,245,779	(2)	$47.0918	(2)	142,965,013	(4)
Equity compensation plans not approved by security holders	0		—		13,324,111	(5)
Total	152,245,779	(2)	$47.0918		156,289,124

(1)	This column contains information regarding employee and non-employee director stock options only; there are no warrants or stock appreciation rights outstanding.
(2)	Includes stock options to purchase 12,585,326 shares of common stock at a weighted-average exercise price of $9.17 that were assumed as a result of the merger of Dean Witter, Discover & Co. and Morgan Stanley Group Inc. effected on May 31, 1997.
(3)	This column does not include 14,199,082 shares available under Morgan Stanley’s 401(k) retirement plan.
(4)	Includes the following:
•	56,568,937 shares available under the 1995 Equity Incentive Compensation Plan, Morgan Stanley’s principal plan for making equity awards to employees. Awards under this plan may consist of stock awards, stock units that are settled by the delivery of shares of common stock, stock options, stock appreciation rights and other forms of equity-based or equity-related awards approved by the Compensation Committee of Morgan Stanley’s Board of Directors. To date, awards under this plan have consisted principally of stock units and stock options.
•	45,890,362 shares available under the Employee Stock Purchase Plan. Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.
•	33,465,242 shares available under the Employees’ Equity Accumulation Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation Committee.
•	6,294,917 shares available under the Tax Deferred Equity Participation Plan. Awards under this plan consist of restricted stock units which are settled by the delivery of shares of common stock.
•	745,555 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of stock options and shares of common stock to non-employee directors and also provides non-employee directors the ability to defer the fees they earn from services as a director in the form of stock options (annual full board retainer fee only) or stock units (all annual retainer and meeting fees). In 2005, the plan was amended to eliminate stock options. See “Director Compensation” in Part III, Item 11.
(5)	209,249 shares available under the Branch Manager Compensation Plan and 13,114,862 shares available under the Financial Advisor Productivity Compensation Plan. Morgan Stanley currently does not grant awards under these plans. The material features of these plans are described below as required by SEC rules.

The material features of certain of Morgan Stanley’s equity compensation plans that have not been approved by security holders under SEC rules are described below. These descriptions do not purport to be complete and are qualified in their entirety by reference to the plan documents. All plans through which awards may currently be granted are included as exhibits to this report.

Branch Manager Compensation Plan.    Branch managers of MSDWI are eligible to receive awards under this plan, which provides for “challenge bonuses” based on the branch manager’s achievement of challenge goals.

80% of a branch manager’s challenge bonus is paid in cash and the remaining 20% is paid in the form of a restricted stock award that generally vests approximately four years after the grant. Branch managers may also receive restricted stock awards upon satisfaction of other criteria.

Financial Advisor Productivity Compensation Plan.    Representatives whose production exceeds gross revenue or other criteria for a fiscal year are eligible to receive awards under this plan. Awards are expressed as a percentage of gross revenue production for the relevant fiscal year and are paid in restricted stock that generally vests approximately four and a half years after the grant. Representatives may also receive restricted stock awards upon satisfaction of other criteria.

* * *

Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Beneficial ownership of Company common stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions under the following caption in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Other Matters—Certain transactions”

Item 14.    Principal Accountant Fees and Services.

Information regarding principal accountant fees and services under the following caption in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 2—Ratification of appointment of Morgan Stanley’s independent auditors” (excluding the information under the subheading “Audit Committee report”)

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Documents	filed as part of this report.

•	The financial statements required to be filed hereunder are listed on page S-1

•	The financial statement schedules required to be filed hereunder are listed on page S-1

•	An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of February, 2005.

Signature	Title

/s/ PHILIP J. PURCELL (Philip J. Purcell)	Chairman of the Board and Chief Executive Officer

/s/ DAVID H. SIDWELL (David H. Sidwell)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALEXANDER C. FRANK (Alexander C. Frank)	Controller

/s/ DAVID MOSER (David Moser)	Principal Accounting Officer

/s/ EDWARD A. BRENNAN (Edward A. Brennan)	Director

/s/ SIR HOWARD J. DAVIES (Sir Howard J. Davies)	Director

/s/ JOHN E. JACOB (John E. Jacob)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

Signature	Title

/s/ CHARLES F. KNIGHT (Charles F. Knight)	Director

/s/ JOHN W. MADIGAN (John W. Madigan)	Director

/s/ MILES L. MARSH (Miles L. Marsh)	Director

/s/ MICHAEL A. MILES (Michael A. Miles)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/s/ KLAUS ZUMWINKEL (Klaus Zumwinkel)	Director

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	99
Consolidated Statements of Financial Condition at November 30, 2004 and November 30, 2003	100
Consolidated Statements of Income for Fiscal 2004, Fiscal 2003 and Fiscal 2002	102
Consolidated Statements of Comprehensive Income for Fiscal 2004, Fiscal 2003 and Fiscal 2002	103
Consolidated Statements of Cash Flows for Fiscal 2004, Fiscal 2003 and Fiscal 2002	104
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2004, Fiscal 2003 and Fiscal 2002	105
Notes to Consolidated Financial Statements	106

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2004 and November 30, 2003 and for each of the three fiscal years in the period ended November 30, 2004

S-2–S-6

S-1

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2004	November 30, 2003
Assets:
Cash and cash equivalents	$20,996	$14,095
Financial instruments owned	5,404	5,104
Advances to subsidiaries	124,676	100,929
Investment in subsidiaries, at equity	30,971	27,358
Other assets	4,586	1,782

Total assets	$186,633	$149,268

Liabilities and Shareholders’ Equity:
Short-term borrowings	$28,809	$21,187
Financial instruments sold, not yet purchased	387	218
Payables to subsidiaries	33,683	39,448
Other liabilities and accrued expenses	3,907	872
Long-term borrowings	91,641	62,676

	158,427	124,401

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2004 and 2003;
Shares issued: 1,211,701,552 in 2004 and 1,211,699,552 in 2003;
Shares outstanding: 1,087,087,116 in 2004 and 1,084,696,446 in 2003	12	12
Paid-in capital	3,696	4,028
Retained earnings	31,426	28,038
Employee stock trust	3,824	3,008
Accumulated other comprehensive income (loss)	(56)	(156)

Subtotal	38,902	34,930
Note receivable related to ESOP	—	(4)
Common stock held in treasury, at cost, $0.01 par value; 124,614,436 shares in 2004 and 127,003,106 shares in 2003	(6,614)	(6,766)
Common stock issued to employee trust	(2,474)	(2,420)
Unearned stock compensation	(1,608)	(873)

Total shareholders’ equity	28,206	24,867

Total liabilities and shareholders’ equity	$186,633	$149,268

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues:
Interest and dividends	$1,827	$1,929	$2,646
Principal transactions	49	50	36
Other	(118)	(80)	(9)

Total revenues	1,758	1,899	2,673

Expenses:
Interest expense	1,978	2,214	2,664
Non-interest expenses	8	9	8

Total expenses	1,986	2,223	2,672

(Loss) income before income tax (benefit) and equity in earnings of subsidiaries	(228)	(324)	1
Income tax benefit	54	92	—

(Loss) income before equity in earnings of subsidiaries	(174)	(232)	1
Equity in earnings of subsidiaries, net of tax	4,660	4,019	2,987

Net income	$4,486	$3,787	$2,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	76	78	30
Net change in cash flow hedges	26	26	—
Minimum pension liability adjustment	(2)	(9)	(19)

Comprehensive income	$4,586	$3,882	$2,999

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Cash flows from operating activities:
Net income	$4,486	$3,787	$2,988
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges (credits) included in net income:
Compensation payable in common stock and stock options	663	309	400
Equity in subsidiaries’ earnings, net of dividends	(1,327)	(1,656)	(1,225)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(570)	(2,665)	(937)
Other assets	(912)	3,056	827
Other liabilities and accrued expenses	4,009	(221)	(62)

Net cash provided by operating activities	6,349	2,610	1,991

Cash flows from investing activities:
Advances to and investments in subsidiaries	(26,035)	7,224	(13,372)

Net cash (used for) provided by investing activities	(26,035)	7,224	(13,372)

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	7,622	(17,100)	10,274
Net proceeds from:
Issuance of common stock	322	222	179
Issuance of put options	—	—	6
Issuance of long-term borrowings	32,000	21,058	10,622
Payments for:
Repurchases of common stock	(1,132)	(350)	(990)
Repayments of long-term borrowings	(11,129)	(13,164)	(6,151)
Redemption of cumulative preferred stock	—	—	(345)
Cash dividends	(1,096)	(994)	(1,000)

Net cash provided by (used for) financing activities	26,587	(10,328)	12,595

Net increase (decrease) in cash and cash equivalents	6,901	(494)	1,214
Cash and cash equivalents, at beginning of period	14,095	14,589	13,375

Cash and cash equivalents, at end of period	$20,996	$14,095	$14,589

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation.

Basis of Financial Information.    The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 100 to 156 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2004 (“fiscal 2004”), November 30, 2003 (“fiscal 2003”) and November 30, 2002 (“fiscal 2002”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

The Company received cash dividends from its consolidated subsidiaries totaling $3,333 million, $2,363 million and $1,762 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

3. Junior Subordinated Deferrable Interest Debentures.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued certain revisions to FASB Interpretation No. 46 (“FIN 46”) to clarify and expand on the accounting guidance for variable interest entities. In accordance with this revised guidance, the Company deconsolidated all of its statutory trusts that had issued Capital Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to the statutory trusts are included within Long-term borrowings, and the common securities issued by the statutory trusts and owned by the Company are recorded in Other assets. In addition, the Capital Securities issued by the statutory trusts are no longer included in the consolidated statement of financial condition. Subsequent to February 29, 2004, dividends on the junior subordinated deferrable interest debentures have been recorded within interest expense. The impact of the deconsolidation of the statutory trusts did not have a material effect on the Company’s consolidated financial position or results of operations.

4. Guarantees.

In the normal course of its business, the Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Company records all derivative contracts and Financial instruments owned and Financial instruments sold, not yet purchased at fair value on its consolidated statements of financial condition. For a discussion of the Company’s risk management activities, see Note 11 to the Company’s consolidated financial statements.

S-5

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The Company guarantees certain debt instruments issued by subsidiaries which totaled $7.2 billion at November 30, 2004. In addition, at November 30, 2004, the Company has provided guarantees up to a limit of $10.6 billion for various commercial paper programs of its subsidiaries and has provided guarantees for Morgan Stanley & Co. International Limited’s and Morgan Stanley Japan Limited’s obligations under committed credit facilities of $500 million and 70 billion Japanese yen, respectively. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors for approximately $1.9 billion at November 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and for each of the three years in the period ended November 30, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and have issued our reports thereon dated February 7, 2005; such consolidated financial statements and reports are included in this 2004 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003.

New York, New York

February 7, 2005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

For the fiscal year ended November 30, 2004

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

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.2	*	By-Laws of Morgan Stanley, as amended to date.

4.1		Rights Agreement dated as of April 25, 1995 between Morgan Stanley and JPMorgan Chase Bank, N.A., as rights agent, which includes as Exhibit B thereto the Form of Rights Certificate (Exhibit 1 to Morgan Stanley’s Registration Statement on Form 8-A dated April 25, 1995).

4.2		Amendment dated as of February 4, 1997 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, N.A., as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated February 4, 1997).

4.3		Second Amendment dated as of June 15, 1999 to the Rights Agreement between Morgan Stanley and JPMorgan Chase Bank, N.A., as rights agent (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated June 15, 1999).

4.4		Indenture dated as of February 24, 1993 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.5		Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6		First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)).

4.7		Second Supplemental Senior Indenture dated as of October 8, 2002 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

4.8		Third Supplemental Senior Indenture dated August 29, 2003 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004).

4.9		Senior Indenture dated as of November 1, 2004 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.10		Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and J.P. Morgan Trust Company, National Association, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

(1)	For purposes of this Exhibit Index, references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

`Exhibit No.	Description

4.11	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and J.P. Morgan Trust Company, National Association, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.12	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.13	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein. (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.16	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.17	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report a Form 10-Q for the quarter ended August 31, 2003).

4.18	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Pooling and Servicing Agreement dated as of November 3, 2004 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Discover Card Master Trust I Current Report on Form 8-K dated October 29, 2004 (Exchange Act file number 0-23108)).

10.2	Series Supplement with respect to Discover Card Master Trust I Series 2004-2 dated as of December 2, 2004 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Discover Card Master Trust I Current Report on Form 8-K dated December 2, 2004 (Exchange Act file number 0-23108)).

10.3	Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated November 30, 2000 filed by certain senior officers of Morgan Stanley).

10.4	Amendment No. 1 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).

Exhibit No.		Description

10.5		Amendment No. 2 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.6		Amendment No. 3 to Amended and Restated Trust Agreement dated November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003 (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.7†		Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.8†		Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.9†		Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.10†		Amendment to Employees Replacement Stock Plan (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.11†		Morgan Stanley DPSP/START Plan (amended and restated effective as of October 1, 2002) (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.12†		Amendment to Morgan Stanley DPSP/START Plan (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.13†		Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.14†		Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.15†		Amendment to Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004).

10.16†	*	Amendment to Morgan Stanley 401(k) Plan.

10.17†		1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.18†		Amendment to 1993 Stock Plan for Non-Employee Directors (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.19†		Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.20†		1994 Omnibus Equity Plan (amended and restated) (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.21†		Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).

10.22†	*	Directors’ Equity Capital Accumulation Plan (amended and restated).

10.23†		Select Employees’ Capital Accumulation Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

Exhibit No.		Description

10.24†		Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10 25†		Employee Stock Purchase Plan, as amended October 5, 2004 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.26†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.27†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.28†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.29†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.30†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.31†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.32†		Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.33†	*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan.

10.34†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998).

10.35†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999).

10.36†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.37†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002).

10.38†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.39†		Amendment to Supplemental Executive Retirement Plan (Exhibit 10.40 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.40†		1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.41†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders).

10.42†		Amendment to 1995 Equity Incentive Compensation Plan (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.43†		Form of 1995 Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.44†		1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.45†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

Exhibit No.		Description

10.46†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.47†		Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.48†		MSDWI Branch Manager Compensation Plan, as amended December 11, 2001 (Exhibit 10.46 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.49†		MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002).

10.50†		Agreement between Morgan Stanley and Robert G. Scott dated as of October 13, 2003 (Exhibit 10.51 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.51†	*	Schedule of Non-Employee Directors’ Annual Compensation.

10.52†	*	Base Salaries for Named Executive Officers.

11		Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*		Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

21*		Subsidiaries of Morgan Stanley.

23.1*		Consent of Deloitte & Touche LLP.

23.2*		Consent of BK Associates, Inc.

23.3*		Consent of Morten Beyer & Agnew, Inc.

23.4*		Consent of Airclaims Limited.

24		Powers of Attorney (included on signature page).

31.1*		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*		Section 1350 Certification of Chief Executive Officer.

32.2*		Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

