Form 10-Q
period 2005-02-28
MORGAN STANLEY
filed 2005-04-06
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

As of March 31, 2005, there were 1,095,598,019 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended February 28, 2005

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

The Company’s internet site is www.morganstanley.com. You can access the Company’s Investor Relations webpage through its internet site, www.morganstanley.com, by clicking on the “About the Company” link to the heading “Investor Relations.” You can also access its Investor Relations webpage directly at www.morganstanley.com/about/ir. The Company makes available free of charge, on or through its Investor Relations webpage, its proxy statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its Investor

i

Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance webpage through its internet site, www.morganstanley.com, by clicking on the “About the Company” link to the heading “Inside the Company.” You can also access its Corporate Governance webpage directly at www.morganstanley.com/about/inside/governance. The Company posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation,

•	Bylaws,

•	Charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee,

•	Corporate Governance Policies,

•	Policy Regarding Shareholder Communication with the Board of Directors,

•	Policy Regarding Director Candidates Recommended by Shareholders,

•	Policy Regarding Corporate Political Contributions,

•	Policy Regarding Shareholder Rights Plan, and

•	Code of Ethics and Business Conduct.

The information on the Company’s internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 1585 Broadway, New York, NY 10036 (212-761-4000).

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 28, 2005	November 30, 2004
	(unaudited)
Assets
Cash and cash equivalents	$34,068	$32,811
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $27,566 at February 28, 2005 and $27,219 at November 30, 2004)	37,576	36,742
Financial instruments owned (approximately $109 billion and $91 billion were pledged to various parties at February 28, 2005 and November 30, 2004, respectively):
U.S. government and agency securities	38,556	26,201
Other sovereign government obligations	23,296	19,782
Corporate and other debt	88,599	80,306
Corporate equities	35,402	27,608
Derivative contracts	43,001	49,475
Physical commodities	1,354	1,224

Total financial instruments owned	230,208	204,596
Securities purchased under agreements to resell	143,462	123,041
Securities received as collateral	38,657	37,848
Securities borrowed	207,985	208,349
Receivables:
Consumer loans (net of allowances of $854 at February 28, 2005 and $943 at November 30, 2004)	18,785	20,226
Customers, net	58,606	45,561
Brokers, dealers and clearing organizations	10,052	12,707
Fees, interest and other	4,649	5,801
Office facilities, at cost (less accumulated depreciation of $2,856 at February 28, 2005 and $2,780 at November 30, 2004)	2,663	2,605
Aircraft under operating leases (less accumulated depreciation of $1,232 at February 28, 2005 and $1,174 at November 30, 2004)	3,755	3,926
Goodwill and intangible assets	2,563	2,199
Other assets	9,181	9,101

Total assets	$802,210	$745,513

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	February 28, 2005	November 30, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$30,792	$36,303
Deposits	13,950	13,777
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,490	12,664
Other sovereign government obligations	20,134	14,787
Corporate and other debt	8,619	9,641
Corporate equities	32,978	27,332
Derivative contracts	37,389	43,540
Physical commodities	3,303	3,351

Total financial instruments sold, not yet purchased	119,913	111,315
Securities sold under agreements to repurchase	206,547	188,645
Obligation to return securities received as collateral	38,657	37,848
Securities loaned	121,158	97,146
Payables:
Customers	115,868	115,653
Brokers, dealers and clearing organizations	5,775	4,550
Interest and dividends	3,308	3,068
Other liabilities and accrued expenses	13,331	13,650
Long-term borrowings	104,350	95,286

	773,649	717,241

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at February 28, 2005 and November 30, 2004; Shares issued: 1,211,701,552 at February 28, 2005 and November 30, 2004; Shares outstanding: 1,103,263,369 at February 28, 2005 and 1,087,087,116 at November 30, 2004	12	12
Paid-in capital	1,800	2,088
Retained earnings	32,527	31,426
Employee stock trust	3,719	3,824
Accumulated other comprehensive income (loss)	(54)	(56)

Subtotal	38,004	37,294
Common stock held in treasury, at cost, $0.01 par value;
108,438,183 shares at February 28, 2005 and 124,614,436 shares at November 30, 2004.	(5,790)	(6,614)
Common stock issued to employee trust	(3,719)	(2,474)

Total shareholders’ equity	28,495	28,206

Total liabilities and shareholders’ equity	$802,210	$745,513

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)
Revenues:
Investment banking	$821	$829
Principal transactions:
Trading	1,850	1,832
Investments	117	29
Commissions	824	868
Fees:
Asset management, distribution and administration	1,178	1,093
Merchant, cardmember and other	308	337
Servicing	526	572
Interest and dividends	5,843	3,782
Other	174	133

Total revenues	11,641	9,475
Interest expense	4,660	2,972
Provision for consumer loan losses	135	262

Net revenues	6,846	6,241

Non-interest expenses:
Compensation and benefits	2,861	2,712
Occupancy and equipment	333	200
Brokerage, clearing and exchange fees	260	224
Information processing and communications	342	320
Marketing and business development	259	254
Professional services	380	318
Other	573	300
September 11th related insurance recoveries, net	(251)	—

Total non-interest expenses	4,757	4,328

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	2,089	1,913
Losses from unconsolidated investees	73	93
Provision for income taxes	671	551
Dividends on preferred securities subject to mandatory redemption	—	45

Income from continuing operations before cumulative effect of accounting change, net	1,345	1,224
Discontinued operations:
Income from discontinued operations	13	3
Provision for income taxes	(5)	(1)

Income on discontinued operations	8	2
Cumulative effect of accounting change, net	49	—

Net income	$1,402	$1,226

Earnings per basic share:
Income from continuing operations before cumulative effect of accounting change	$1.25	$1.14
Income from discontinued operations	0.01	—
Cumulative effect of accounting change, net	0.05	—

Earnings per basic share	$1.31	$1.14

Earnings per diluted share:
Income from continuing operations before cumulative effect of accounting change	$1.23	$1.11
Income from discontinued operations	0.01	—
Cumulative effect of accounting change, net	0.05	—

Earnings per diluted share	$1.29	$1.11

Average common shares outstanding:
Basic	1,069,097,162	1,078,718,046

Diluted	1,090,166,326	1,106,000,596

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)
Net income	$1,402	$1,226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4)	43
Net change in cash flow hedges	6	14

Comprehensive income	$1,404	$1,283

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,402	$1,226
Income on discontinued operations	(8)	(2)
Cumulative effect of accounting change, net	(49)	—

Income from continuing operations	1,345	1,224
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Compensation payable in common stock and options	202	65
Depreciation and amortization	231	167
Provision for consumer loan losses	135	262
Lease adjustment	109	—
Insurance settlement	(251)	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(834)	2,358
Financial instruments owned, net of financial instruments sold, not yet purchased	(17,682)	2,876
Securities borrowed, net of securities loaned	24,376	(13,435)
Receivables and other assets	(9,418)	(12,438)
Payables and other liabilities	1,305	182

Net cash used for operating activities	(482)	(18,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(78)	(61)
Purchase of PULSE, net of cash acquired	(279)	—
Net principal disbursed on consumer loans	(3,386)	73
Sales of consumer loans	4,692	3,196
Sale of interest in POSIT	90	—
Insurance settlement	60	—

Net cash provided by investing activities	1,099	3,208

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(5,511)	(1,182)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and certain derivatives financing activities	(2,052)	12,533
Deposits	173	(721)
Tax benefits associated with stock-based awards	231	62
Net proceeds from:
Issuance of common stock	212	107
Issuance of long-term borrowings	12,604	13,519
Payments for:
Repayments of long-term borrowings	(3,344)	(4,646)
Repurchases of common stock	(1,372)	—
Cash dividends	(301)	(273)

Net cash provided by financing activities	640	19,399

Net increase in cash and cash equivalents	1,257	3,868
Cash and cash equivalents, at beginning of period	32,811	29,692

Cash and cash equivalents, at end of period	$34,068	$33,560

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; aircraft financing activities; providing benchmark indices and risk management analytics; and research. The Company’s Individual Investor Group business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services, including residential mortgage loans, and includes the operations of Discover Network, a network of merchant and cash access locations based predominantly in the U.S., and PULSE EFT Association, Inc. (“PULSE®”), a U.S.-based automated teller machine/debit network. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Discontinued Operations.    Revenues and expenses associated with certain aircraft designated as “held for sale” have been classified as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 17 for additional information on discontinued operations.

Revenue Recognition.

Investment Banking.    Underwriting revenues and fees for merger, acquisition and advisory assignments are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred to match revenue recognition. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

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

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records its Cashback Bonus award program as a reduction of Merchant, cardmember and other fees.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective December 1, 2004 the Company has elected, under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to net cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, to legally enforceable master netting agreements. The Company believes the accounting treatment is preferable as compared to a gross basis as it is a better representation of its credit exposure and how it manages its credit risk related to these derivative contracts. Amounts as of November 30, 2004 have been reclassified to conform to the current presentation. The amounts netted at February 28, 2005 and November 30, 2004 were $16.3 billion and $17.6 billion, respectively, which reduced Financial instruments owned—derivative contracts and Payables to customers, and $13.8 billion and $12.3 billion, respectively, which reduced Financial instruments sold, not yet purchased—derivative contracts and Receivables from customers.

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

Aircraft under operating leases that are to be held and used are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated on a straight-line basis over the estimated useful life of the aircraft asset, which is generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the Company’s aircraft that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the aircraft may not be recoverable (see Note 16).

Aircraft under operating leases that fulfill the criteria to be classified as held for sale in accordance with SFAS No. 144 are stated at the lower of carrying value (i.e., cost less accumulated depreciation and impairment

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges) or fair value less estimated cost to sell. After an aircraft is designated as held for sale, no further depreciation expense is recorded. The Company recognizes a charge for any initial or subsequent write-down to fair value less estimated cost to sell (see Note 16). A gain is recognized for any subsequent increase in fair value less cost to sell but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell). A gain or loss not previously recognized that results from the sale of an aircraft is recognized at the date of sale.

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. Effective December 1, 2004, the Company early adopted SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS 123R using the modified prospective approach, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $.05.

In addition, based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the year of grant under SFAS No. 123R as previously allowed under SFAS 123. As a result, fiscal 2005 compensation expense will include the amortization of fiscal 2003 and fiscal 2004 awards but will not include any amortization for fiscal 2005 awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (3 and 4 years).

2.	Goodwill and Intangible Assets.

During the first quarter of fiscal 2005, the Company completed the annual goodwill impairment test that is required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for the three month period ended February 28, 2005 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Credit Services(1)	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2004	$319	$583	$966	$—	$1,868
Translation adjustments	—	1	—	—	1
Goodwill acquired during the year and other(2)	125	—	—	230	355

Balance as of February 28, 2005	$444	$584	$966	$230	$2,224

Intangible assets:
Balance as of November 30, 2004	$331	$—	$—	$—	$331
Intangible assets sold(3)	(75)	—	—	—	(75)
Intangible assets acquired	—	—	—	91	91
Amortization expense	(7)	—	—	(1)	(8)

Balance as of February 28, 2005	$249	$—	$—	$90	$339

(1)	Represents goodwill and intangible assets acquired in connection with the acquisition of PULSE (see Note 18).
(2)	Institutional Securities activity includes adjustments to goodwill related to the sale of the Company’s interest in POSIT (see Note 18) and for the recognition of deferred tax liabilities in connection with the Company’s acquisition of Barra, Inc.
(3)	Related to the sale of the Company’s interest in POSIT (see Note 18).

3.	Securities Financing and Securitization Transactions.

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

	At February 28, 2005	At November 30, 2004
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$10,383	$6,283
Other sovereign government obligations	284	249
Corporate and other debt	19,966	15,564
Corporate equities	3,433	2,754

Total	$34,066	$24,850

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At February 28, 2005 and November 30, 2004, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $775 billion and $750 billion, respectively, and the fair value of the portion that has been sold or repledged was $661 billion and $679 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $3.2 billion at February 28, 2005, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the quarter ended February 28, 2005. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter ended February 28, 2005 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at February 28, 2005 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,646		$1,149		$217
Weighted average life (in months)	35		89		82
Credit losses (rate per annum)(1)	0.00-3.50%		—		0.20-2.00%
Impact on fair value of 10% adverse change	$(58)		$—		$—
Impact on fair value of 20% adverse change	$(113)		$—		$—
Weighted average discount rate (rate per annum)	10.01%		6.07%		6.47%
Impact on fair value of 10% adverse change	$(22)		$(33)		$(6)
Impact on fair value of 20% adverse change	$(44)		$(64)		$(12)
Prepayment speed assumption(2)(3)	287-2250	PSA	149-495	PSA	—
Impact on fair value of 10% adverse change	$(18)		$(11)		$—
Impact on fair value of 20% adverse change	$(19)		$(30)		$—

(1)	Commercial mortgage loans credit losses round to less than $1 million.
(2)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(3)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the quarters ended February 28, 2005 and February 29, 2004, the Company received proceeds from new securitization transactions of $18 billion and $12 billion, respectively, and cash flows from retained interests in securitization transactions of $2,187 million and $852 million, respectively.

4.	Consumer Loans.

Consumer loans were as follows:

	At February 28, 2005	At November 30, 2004
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$19,639	$21,169
Less:
Allowance for consumer loan losses	854	943

Consumer loans, net	$18,785	$20,226

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended
	February 28, 2005	February 29, 2004
	(dollars in millions)
Balance at beginning of period	$943	$1,002
Additions:
Provision for consumer loan losses	135	262
Deductions:
Charge-offs	260	291
Recoveries	(36)	(31)

Net charge-offs	224	260

Balance at end of period	$854	$1,004

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended
	February 28, 2005	February 29, 2004
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$56	$59

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$33	$40

At February 28, 2005, the Company had commitments to extend credit for consumer loans of approximately $265 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $4,692 million in the quarter ended February 28, 2005 and $3,196 million in the quarter ended February 29, 2004.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights and rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and cash collateral accounts are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and classified as trading and reflected at fair value with changes in fair value recorded currently in earnings. At February 28, 2005, the Company had $9.8 billion of retained interests, including $6.7 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the quarters ended February 28, 2005 and February 29, 2004, the Company completed credit card asset securitizations of $3.4 billion and $1.9 billion, respectively, and recognized net securitization gains of $32 million and $19 million, respectively, as servicing fees in the condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $28.9 billion and $28.5 billion at February 28, 2005 and November 30, 2004, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the quarters ended February 28, 2005 and February 29, 2004 were as follows:

	Three Months Ended
	February 28, 2005	February 29, 2004
Weighted average life (in months)	5.9	6.1
Payment rate (rate per month)	18.52%	18.00%
Credit losses (rate per annum)	6.00%	6.90%
Discount rate (rate per annum)	12.00%	14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At February 28, 2005
Residual Interests (carrying amount/fair value)	$281
Weighted average life (in months)	5.3
Weighted average payment rate (rate per month)	19.39%
Impact on fair value of 10% adverse change	$(19)
Impact on fair value of 20% adverse change	$(36)
Weighted average credit losses (rate per annum)	5.68%
Impact on fair value of 10% adverse change	$(60)
Impact on fair value of 20% adverse change	$(121)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(4)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Three Months Ended
	February 28, 2005	February 29, 2004
Proceeds from new credit card asset securitizations	$3.4	$1.9
Proceeds from collections reinvested in previous credit card asset securitizations	$14.5	$16.4
Contractual servicing fees received	$0.1	$0.2
Cash flows received from retained interests	$0.5	$0.4

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

			Three Months Ended February 28, 2005
	At February 28, 2005		Average Loans	Net Principal Credit Losses
	Loans Outstanding	Loans Delinquent
Managed general purpose credit card loans	$47,770	$2,023	$48,930	$625
Less: Securitized general purpose credit card loans	28,862

Owned general purpose credit card loans	$18,908

5.	Long-Term Borrowings.

Long-term borrowings at February 28, 2005 scheduled to mature within one year aggregated $10,681 million.

During the quarter ended February 28, 2005, the Company issued senior notes aggregating $12,480 million, including non-U.S. dollar currency notes aggregating $2,725 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2005, $3 million; 2006, $1,579 million; 2007, $1,304 million; 2008, $3,393 million; 2009, $639 million; and thereafter, $5,562 million. In the quarter ended February 28, 2005, $3,344 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at February 28, 2005.

6.	Capital Units.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both February 28, 2005 and November 30, 2004.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $2,703 million at February 28, 2005, which exceeded the amount required by $1,847 million. MSDWI’s net capital totaled $1,140 million at February 28, 2005, which exceeded the amount required by $1,051 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 28, 2005, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Treasury Shares.    During the quarter ended February 28, 2005, the Company purchased approximately $1,372 million of its common stock through a combination of open market purchases and employee purchases at an average cost of $56.02 per share. During the quarter ended February 29, 2004, the Company did not purchase any of its common stock.

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

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended
	February 28, 2005	February 29, 2004
Basic EPS:
Income from continuing operations before cumulative effect of accounting change	$1,345	$1,224
Income on discontinued operations	8	2
Cumulative effect of accounting change	49	—

Net income applicable to common shareholders	$1,402	$1,226

Weighted average common shares outstanding	1,069	1,079

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting change	$1.25	$1.14
Income on discontinued operations	0.01	—
Cumulative effect of accounting change	0.05	—

Basic EPS	$1.31	$1.14

Diluted EPS:
Net income applicable to common shareholders	$1,402	$1,226

Weighted average common shares outstanding	1,069	1,079
Effect of dilutive securities:
Stock options	21	27

Weighted average common shares outstanding and common stock equivalents	1,090	1,106

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting change	$1.23	$1.11
Income on discontinued operations	0.01	—
Cumulative effect of accounting change	0.05	—

Diluted EPS	$1.29	$1.11

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended
	February 28, 2005	February 29, 2004
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	112	70

Cash dividends declared per common share were $0.27 and $0.25 for the three months ended February 28, 2005 and February 29, 2004, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Commitments and Contingencies.

Letters of Credit.    At February 28, 2005 and November 30, 2004, the Company had approximately $8.9 billion and $8.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate amount of the investment grade and non-investment grade lending commitments are shown below:

	At February 28, 2005	At November 30, 2004
	(dollars in millions)
Investment grade lending commitments	$18,716	$18,989
Non-investment grade lending commitments	1,965	1,409

Total	$20,681	$20,398

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

The Company has commitments to fund other less liquid investments, including at February 28, 2005, $157 million in connection with principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At February 28, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $80 billion and $63 billion, respectively.

Legal.    In addition to the matters described in the Form 10-K, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including the Company.

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, and except as described in the paragraph below, the
Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period.

The outcome of the litigation captioned Coleman (Parent) Holdings, Inc. v.
Morgan Stanley & Co., Inc., which began trial in April 2005 in state court in Palm Beach County, Florida, could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or a business segment’s operating results for a particular future period. The litigation stems from the March 1998 sale by Coleman (Parent) Holdings, Inc. (“CPH”) to Sunbeam Corporation of CPH’s 82% interest in The Coleman Company. As part of the consideration for the sale, CPH received shares of Sunbeam stock, as well as cash and the assumption of debt. Sunbeam subsequently filed for bankruptcy after the revelation of alleged fraudulent accounting practices on the part of
Sunbeam and its auditors, Arthur Andersen. CPH’s amended complaint alleges that the Company, as Sunbeam’s financial adviser, conspired with Sunbeam and aided and abetted Sunbeam’s fraud. On March 23, 2005, the court ordered that portions of the amended complaint, which set forth the primary allegations of CPH against MS&Co, be read at trial to the jury and that the jury be instructed that those allegations are deemed established for all purposes of the action. The court also ordered that a statement summarizing the court’s findings with respect to MS&Co. discovery misconduct be read to the jury and that the jury be instructed that it may consider that statement in determining whether an award of punitive damages is appropriate. While the amount of a final award, if any, cannot be determined and could exceed CPH’s current damages claim, CPH currently seeks compensatory damages of approximately $680 million, punitive damages of approximately $2.0 billion, attorneys’ fees and other relief, including prejudgment interest. The Company has established legal reserves of $360 million (included within Other expenses) in relation to this matter. The Company believes that, in the event of an adverse verdict, MS&Co. has grounds for appeal, which MS&Co. would pursue.

Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

10.
Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management (see Note 1). These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps and options and warrants on equities typically have longer maturities. For further discussion of these matters, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2004, included in the Form 10-K.

The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is further described in Note 1. Future changes in interest rates, foreign currency exchange rates or the fair values of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at February 28, 2005 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at February 28, 2005 and November 30,
2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

February 28, 2005(1)

At November 30, 2004(1)

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
22,006

$
15,988

$
22,998

$
18,797

Foreign exchange forward contracts and options

5,442

5,882

9,285

8,668

Equity securities contracts (including equity swaps, warrants and options)

6,151

7,940

5,898

7,373

Commodity forwards, options and swaps

9,402

7,579

11,294

8,702

Total

$
43,001

$
37,389

$
49,475

$
43,540

(1)
Effective December 1, 2004 the Company has elected to net cash collateral paid or received against its derivatives inventory under credit support annexes. See Note 1.

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

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the revenue and expense recognition of commissions paid by Investment Management to the Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s global representatives.

Selected financial information for the Company’s segments is presented below:

  Three Months Ended   February 28,
2005

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
3,173

$
1,163

$
695

$
701

$
(69
)

$
5,663

Net interest

812

75

1

295

—

1,183

Net revenues

$
3,985

$
1,238

$
696

$
996

$
(69
)

$
6,846

  Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net

$
1,045

$
353

$
287

$
380

$
24

$
2,089

Losses from unconsolidated investees

73

—

—

—

—

73

Income from continuing operations before taxes and cumulative effect of accounting change, net(1)(2)

$
972

$
353

$
287

$
380

$
24

$
2,016

  Three Months Ended   February 29,
2004(3)

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

Net revenues excluding net interest

$
3,060

$
1,151

$
642

$
652

$
(74
)

$
5,431

Net interest

444

60

—

306

—

810

Net revenues

$
3,504

$
1,211

$
642

$
958

$
(74
)

$
6,241

  Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption

$
1,183

$
166

$
170

$
365

$
29

$
1,913

Losses from unconsolidated investees

93

—

—

—

—

93

Dividends on preferred securities subject to mandatory redemption

45

—

—

—

—

45

Income from continuing operations before taxes(1)

$
1,045

$
166

$
170

$
365

$
29

$
1,775

Total Assets(4)

Institutional Securities

Individual Investor Group

Investment Management

Credit Services

Intersegment Eliminations

Total

(dollars in millions)

At February 28, 2005

$
755,592

$
18,418

$
3,897

$
24,492

$
(189
)

$
802,210

At November 30, 2004(3)

$
698,743

$
17,839

$
3,759

$
25,385

$
(213
)

$
745,513

(1)
See Note 17 for a discussion of discontinued operations.

(2)
See Note 1 for a discussion of the cumulative effect of accounting change, net.

(3)
Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

(4)
Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.
Variable Interest Entities.

In January 2003, the FASB issued FIN 46, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires disclosures about VIEs. In
December 2003, the FASB issued a revision of FIN 46 to address certain technical corrections and implementation issues.

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

Institutional Securities.    At February 28, 2005, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the
Company was the primary beneficiary of the entities was approximately $4.7 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At February 28, 2005, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $27.3 billion. The Company’s variable interests associated with these entities, primarily

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit-linked note, structured note, loan and bond issuing, collateralized debt obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $11.3 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at February 28, 2005. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

The table below
summarizes certain information regarding these guarantees at February 28, 2005:

Maximum Potential Payout/Notional

Carrying Amount

Collateral/ Recourse

Years to Maturity

Total

Type of Guarantee

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Derivative contracts

$
432,465

$
331,975

$
299,229

$
303,765

$
1,367,434

$
14,461

$
119

Standby letters of credit and other financial guarantees

540

247

100

41

928

8

159

Market value guarantees

13

37

237

593

880

50

63

Liquidity facilities

1,289

489

49

126

1,953

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at February 28, 2005 and November 30, 2004 was $286 million and $265 million, respectively.
As of February 28, 2005 and November 30, 2004, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $70 million and $68 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitized Asset Guarantees.    As part of the Company’s Institutional
Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At February 28, 2005 and November 30, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $201 million and $198 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters ended February 28, 2005 and February 29, 2004:

Three Months Ended

February 28, 2005

February 29, 2004

Losses related to merchant chargebacks (dollars in millions)

$
2

$
1

Aggregate credit card transaction volume (dollars in billions)

25.9

24.2

The amount of the liability related to
the Company’s credit cardmember merchant guarantee was not material at February 28, 2005. The Company mitigates this risk by withholding settlement from merchants or obtaining

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services.
The table below provides information regarding the settlement withholdings and escrow deposits:

At February 28, 2005

At November 30, 2004

(dollars in millions)

Settlement withholdings and escrow deposits

$
58

$
53

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

In the quarters ended February
28, 2005 and February 29, 2004, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Losses from unconsolidated investees

$
73

$
93

Tax credits

78

104

Tax benefits on losses

29

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.
Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense were as follows:

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Service cost, benefits earned during the period

$
33

$
28

Interest cost on projected benefit obligation

35

33

Expected return on plan assets

(32
)

(32
)

Net amortization and other

9

6

Net periodic benefit expense

$
45

$
35

16.
Aircraft under Operating Leases.

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

If the Company liquidated its aircraft portfolio ($3.8 billion carrying value at February 28, 2005) at this time, which is not currently contemplated, the Company believes that, based upon the range of values provided by independent appraisers, the Company would realize a value for its entire fleet that is substantially lower than the carrying value of the fleet. The most recent (May 2004) portfolio appraisal market values, based on the above three appraisals, range from a high of $3.6 billion to a low of $2.6 billion with an average of $3.0 billion. The Company has not recorded an impairment charge for the entire difference between the carrying value and the appraisal values because there was no indication of impairment for the majority of the individual aircraft as their projected undiscounted cash flows exceeded their respective carrying values.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.
Discontinued Operations.

During fiscal 2004, the Company entered into agreements for the sale of certain aircraft and, accordingly, such aircraft had been designated as “held for sale”
in accordance with SFAS No. 144. The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented. As of February 3, 2005, all of these aircraft were sold.

The Company recorded pre-tax income on discontinued operations of $13 million and $3 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

18.
Business Acquisition and Sale.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit network currently serving banks, credit unions and savings institutions. As of the date of acquisition, the results of PULSE are included within the Credit Services business segment. The acquisition price was approximately $311 million, of which $280 million was paid in cash during the quarter. The
Company recorded goodwill and other intangible assets of $321 million in connection with the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement.

At January 12, 2005

(dollars in millions)

Cash and cash equivalents

$
1

Receivables

22

Office facilities

14

Other assets

14

Amortizable intangible assets

91

Goodwill

230

Total assets acquired

372

Total liabilities assumed

61

Net assets acquired

$
311

The $91 million of acquired
amortizable intangible assets include customer relationships of $88 million (19-year estimated useful life) and trademarks of $3 million (25-year estimated useful life).

Amortization expense associated with intangible assets acquired in connection with the acquisition of PULSE is estimated to be approximately
$6 million per year over the next five fiscal years.

In February 2005, the
Company sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra, Inc. in June 2004. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million (see Note 2).

19.
Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the
United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company currently expects this IRS examination to be substantially completed in fiscal 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the
Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective tax rate.

20.
Insurance Settlement.

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

In the first
quarter of fiscal 2005, the Company settled its claim with its insurance carriers related to the events of September 11, 2001. The Company recorded a pre-tax gain of $251 million as the insurance recovery was in excess of previously recognized costs related to the terrorist attacks (primarily write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs).

The pre-tax gain, which was recorded as a
reduction to non-interest expenses, is included within the Individual Investor Group ($198 million), Investment Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

21.
Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company was not recording the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Individual Investor Group ($29 million), Investment Management ($5 million) and Credit Services ($4 million) segments. The impact of this correction to the current period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

22.
Subsequent Event.

On April 4, 2005, the Company announced that its board of directors has authorized management to pursue a spin-off of Discover Financial Services. Management’s recommendations are to be reported to the board for final determination. This decision is designed to maximize shareholder value in the Discover Card division, and allow management of that business to capitalize on the momentum both in performance and in the opportunities opening up in the payments market, and to further intensify the Company’s focus on the high return growth opportunities within its integrated securities businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (“Morgan
Stanley”) as of February 28, 2005, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 28, 2005 and February 29, 2004. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in
accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2004, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004; and, in our report dated February 7, 2005, (which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by
SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective December 1, 2004, Morgan Stanley adopted SFAS No. 123R, “Share-based Payment.”

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 4, 2005

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional
Securities, Individual Investor Group, Investment Management and Credit Services. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; aircraft financing activities; providing benchmark indices and risk management analytics; and research. The Company’s Individual Investor Group business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Investment Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Credit Services business offers Discover®-branded cards and other consumer finance products and services, including residential mortgage loans, and includes the operations of Discover Network, a network of merchant and cash access locations based predominantly in the U.S., and PULSE EFT Association, Inc. (“PULSE®”), a U.S.-based automated teller machine/debit network. Morgan Stanley-branded credit cards and personal loan products that are offered in the
U.K. are also included in the Credit Services business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

On April 4, 2005, the Company announced that its board of directors has authorized management to pursue a spin-off of Discover Financial Services. Management’s recommendations are to be reported to the board for final determination. This decision is designed to maximize shareholder value in the Discover Card division, and allow management of that business to capitalize on the momentum both in performance and in the opportunities opening up in the payments market, and to further intensify the Company’s focus on the high return growth opportunities within its integrated securities businesses.

The Company also previously
announced that it will combine its Institutional Securities, Individual Investor Group and Investment Management businesses under co-presidents. The Company believes the re-organization will raise its operating leverage across these business units.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Certain Factors Affecting Results of
Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended
November 30, 2004 (the “Form 10-K”).

The Company’s results of
operations for the quarters ended February 28, 2005 and February 29, 2004 are discussed below.

Results of Operations.

Executive Summary.

Financial Information.

Three Months Ended

February 28, 2005

February 29, 2004(1)

Net revenues (dollars in millions):

Institutional Securities

$
3,985

$
3,504

Individual Investor Group

1,238

1,211

Investment Management

696

642

Credit Services

996

958

Intersegment Eliminations

(69
)

(74
)

Consolidated net revenues

$
6,846

$
6,241

Income before taxes(2) (dollars in millions):

Institutional Securities

$
1,045

$
1,183

Individual Investor Group

353

166

Investment Management

287

170

Credit Services

380

365

Intersegment Eliminations

24

29

Consolidated income before taxes

$
2,089

$
1,913

Consolidated net income (dollars in millions)

$
1,402

$
1,226

Basic earnings per common share:

Income from continuing operations before cumulative effect of accounting change, net

$
1.25

$
1.14

Income from discontinued operations

0.01

—

Cumulative effect of accounting change, net

0.05

—

Basic earnings per common share

$
1.31

$
1.14

Diluted earnings per common share:

Income from continuing operations before cumulative effect of accounting change, net

$
1.23

$
1.11

Income from discontinued operations

0.01

—

Cumulative effect of accounting change, net

0.05

—

Diluted earnings per common share

$
1.29

$
1.11

Statistical Data.

Book value per common share(3)

$
25.83

$
23.75

Return on average common equity

19.7
%

19.2
%

Effective income tax rate

33.5
%

31.0
%

Consolidated assets under management or supervision (dollars in billions):

Equity

$
272

$
231

Fixed income

123

124

Money market

88

65

Other(4)

93

85

Total(5)

$
576

$
505

Worldwide employees

53,718

50,979

Statistical Data (Continued).

Three Months Ended

February 28, 2005

February 29, 2004(1)

Institutional Securities:

Mergers and acquisitions completed transactions (dollars in billions)(6):

Global market volume

$
29.3

$
15.6

Market share

17.7
%

12.8
%

Rank

8

5

Mergers and acquisitions announced transactions (dollars in billions)(6):

Global market volume

$
109.5

$
104.6

Market share

31.7
%

31.8
%

Rank

3

3

Global equity and equity-linked issues (dollars in billions)(6):

Global market volume

$
8.9

$
12.2

Market share

13.0
%

14.2
%

Rank

2

1

Global debt issues (dollars in billions)(6):

Global market volume

$
67.3

$
62.6

Market share

6.8
%

6.5
%

Rank

3

6

Pre-tax profit margin(7)

26
%

33
%

Individual Investor Group:

Global representatives

10,471

10,832

Annualized net revenue per global representative (dollars in thousands)(8)

$
462

$
442

Total client assets (dollars in billions)

$
618

$
595

Fee-based assets as a percentage of total client assets

27
%

24
%

Pre-tax profit margin(7)

29
%

14
%

Investment Management:

Assets under management or supervision (dollars in billions)

$
427

$
380

Percent of fund assets in top half of Lipper rankings(9)

79
%

54
%

Pre-tax profit margin(7)

41
%

27
%

Pre-tax profit margin(7) (excluding private equity)

38
%

29
%

Credit Services (dollars in millions, unless otherwise noted)(10):

Period-end credit card loans—Owned

$
18,908

$
15,850

Period-end credit card loans—Managed

$
47,770

$
47,336

Average credit card loans—Owned

$
19,210

$
17,880

Average credit card loans—Managed

$
48,930

$
48,667

Net principal charge-off rate—Owned

4.62
%

5.81
%

Net principal charge-off rate—Managed

5.11
%

6.31
%

Transaction volume (dollars in billions)

$
25.9

$
24.2

Pre-tax profit margin(7)

38
%

38
%

(1)
Certain prior-period information has been reclassified to conform to the current year’s presentation.

(2)
Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption, discontinued operations and cumulative effect of accounting change, net.

(3)
Book value per common share equals shareholders’ equity of $28,495 million at February 28, 2005 and $26,064 million at February 29, 2004, divided by common shares outstanding of 1,103 million at February 28, 2005 and 1,098 million at February 29, 2004.

(4)
Amounts include alternative investment vehicles.

(5)
Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.

(6)
Source: Thomson Financial, data as of March 9, 2005—The data for the three months ended February 28, 2005 and February 29, 2004 are for the periods from January 1 to February
28, 2005 and January 1 to February 29, 2004, respectively, as Thomson Financial presents this data on a calendar-year basis.

(7)
Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.

(8)
Annualized Individual Investor Group net revenues divided by average global representative headcount.

(9)
Source: Lipper, one-year performance as of February 28, 2005 and February 29, 2004, respectively.

(10)
Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit
Services—Managed General Purpose Credit Card Loan Data” herein.

First Quarter 2005 Performance.

Company Results.    The Company recorded net income of $1,402 million and diluted earnings per share of $1.29 for the quarter ended February 28, 2005, increases of 14% and 16%, respectively, from the comparable fiscal 2004 period. The quarter’s results included a $49 million (after-tax) benefit from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” Net revenues (total revenues less interest expense and the provision for loan losses) rose 10% from last year’s first quarter to $6.8 billion and the return on average common equity was 19.7% compared with 19.2% in the first quarter of last year.

Non-interest expenses of $4.8 billion increased 10% from the prior year, including a $360 million charge related to the Coleman litigation matter (see “Legal Proceedings” in Part II, Item 1), as well as a cumulative $109 million expense as a result of a correction in the method of accounting for certain real estate leases (see
“Lease Adjustment” herein). Non-interest expenses were reduced by $251 million resulting from the settlement of the Company’s insurance claims related to the events of September 11, 2001 (see “Insurance Settlement” herein).

The Company’s effective tax rate was 33.5% for the first quarter of fiscal 2005 versus 31.0% in the first quarter of fiscal 2004. The increase primarily reflects a combination of higher earnings and the geographic mix of these earnings. The increased earnings lowered the benefits from domestic tax credits and tax exempt income.

Institutional Securities.    The
Company’s Institutional Securities business recorded income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of an accounting change, net of $1.0 billion, a 12% decrease from last year’s first quarter. Net revenues rose 14% to $4.0 billion, driven by record fixed income sales and trading revenues and higher equity sales and trading revenues. The increase in net revenues was more than offset by higher non-interest expenses, which rose 27% to $2.9 billion and included $360 million in legal expenses related to the Coleman litigation matter and $71 million for the lease adjustment.

Advisory revenues rose 9% from last year’s first quarter to $254 million, reflecting higher merger, acquisition and restructuring revenues across several sectors. Underwriting revenues decreased 4% from last year’s first quarter to $488 million as lower equity underwriting revenues were partially offset by higher fixed income underwriting revenues.

Fixed income sales and trading net revenues were a
record $2.0 billion, up 21% from a strong first quarter of fiscal 2004. The increase was broad-based, with strong performances from interest rate and currency products, credit products and commodities products. Interest rate and currency products benefited from new transaction activity, increased client flows and successful interest rate, foreign exchange and volatility trading in active markets. Credit products benefited from the continued tightening in global credit spreads, successful distressed credit trading and strong securitized products performance. The higher revenues in commodities were attributable to electricity and natural gas activities. Equity sales and trading net revenues were $1.2 billion, a 10% increase from a year ago and the highest since the second quarter of fiscal 2001. Record revenues in the Company’s prime brokerage business contributed to the increase. Despite lower volatilities, higher revenues were also achieved from derivatives products, largely due to strong customer flows.

Individual Investor
Group.    The Individual Investor Group recorded pre-tax income of $353 million, a 113% increase from the first quarter of fiscal 2004, largely driven by a reduction in non-interest expenses resulting from its allocation of
$198 million of the Company’s insurance settlement, which more than offset its lease adjustment charge of $29 million. Net revenues increased from a year ago and reached their highest level in nearly four years. Net revenues were $1.2 billion, a 2% increase from last year’s first quarter, reflecting higher asset management, distribution and administration fees as client assets in fee-based accounts increased. Total client assets were $618 billion, up 4% from a year ago. In addition, client assets in fee-based accounts rose 16%

to $166 billion at February 28, 2005 and increased as a percentage of total client assets to 27% from 24% in the prior year period. At quarter-end, the number of global representatives was 10,471, a decrease of 361 over the past year, largely driven by the restructuring of the Company’s training program that caused a lag in hiring, and consequently, a decline in graduating trainees this quarter.

Investment Management.    Investment
Management recorded pre-tax income of $287 million, a 69% increase from last year’s first quarter. The increase reflected an 8% increase in net revenues to $696 million driven by higher investment gains. Non-interest expenses fell 13% to $409 million, largely due to a reduction of $43 million from its allocation of the Company’s insurance settlement and lower legal and regulatory costs. Assets under management within Investment Management were $427 billion, up $47 billion, or 12%, from the first quarter of last year. The increase resulted from both market appreciation and positive net flows. Higher asset management and administration fees, driven by the increase in assets under management, were offset by a decline in performance and distribution fees. Investment gains for the quarter were $64 million, up from $9 million a year ago. The increase was primarily related to net gains on certain investments in the Company’s private equity portfolio, including
Triana Energy Holdings, LLC (“Triana”).

Credit
Services.    Credit Services pre-tax income was a record $380 million, an increase of 4% from the first quarter of fiscal 2004. The increase in earnings was driven by a lower provision for consumer loan losses, reflecting lower charge-offs coupled with a $90 million reduction in the allowance for consumer loan losses, which more than offset lower merchant, cardmember and other fees. Non-interest expenses were 4% higher than a year ago as higher compensation expense was partially offset by lower other expenses. The managed credit card net charge-off rate for the first quarter decreased 120 basis points from a year ago to 5.11%, benefiting from the Company’s credit quality and collection initiatives and an industry-wide improvement in credit quality. The managed over 30-day delinquency rate for the first quarter decreased 156 basis points from a year ago to 4.24%, and the managed over 90-day delinquency rate was 81 basis points lower than a year ago at 2.05%. Managed credit card loans were $47.8 billion at quarter-end, an increase of 1% from a year ago. The Company completed its acquisition of PULSE during the quarter.

Business Outlook.

Entering the second quarter of fiscal 2005, global economic and market conditions were generally favorable, although investors remain concerned about the pace of global economic growth, corporate profits, investor and consumer confidence levels, higher oil prices, inflation, a record U.S. federal budget deficit and high levels of geopolitical risk.

Global Market and Economic Conditions in the Quarter Ended February 28, 2005.

The generally favorable global economic conditions that existed throughout most of fiscal
2004 continued into the first quarter of fiscal 2005, driven particularly by the U.S. and China, although the pace of expansion diminished.

In the U.S., the economy continued to benefit from accommodative fiscal and monetary policies, supported by productivity gains. Corporate earnings were generally strong, consumer spending rose and the U.S. unemployment rate remained at 5.4%. The equity markets lacked direction during the first quarter of fiscal 2005, as the positive economic developments and earnings outlook were offset by concerns over higher energy prices and a growing U.S. federal budget deficit. In response to indications of increasing inflationary pressures, the Federal Reserve Board (the “Fed”) raised both the overnight lending rate and the discount rate on two separate occasions by an aggregate of 0.50%. Subsequent to quarter-end, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, economic growth remained sluggish, and although inflation remained stable, consistently higher oil prices had a considerable impact on growth. The European
Central Bank (the “ECB”) left the benchmark interest rate unchanged during the first quarter of fiscal 2005. The ECB remains concerned about inflation and the strength of the euro relative to the U.S. dollar and its negative impact on export demand. In the U.K., economic growth was moderate, while there were some indications of a slowdown in the housing market and growth in consumer consumption was mixed. During the first quarter of fiscal 2005, the Bank of England left the benchmark interest rate unchanged.

In Japan, the economic recovery stalled, as growth in the level of exports and industrial production showed signs of abating. In addition, the rising value of the Japanese yen against the U.S. dollar and higher oil prices diminished demand for exports. In China, economic growth remained rapid although the pace of expansion moderated.
Economies elsewhere in Asia also generally improved.

Business Segments.

The remainder of “Results of Operations” is presented on a
business segment basis before discontinued operations and cumulative effect of accounting change. Substantially all of the operating revenues and operating expenses of the Company can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment
Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to the Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s global representatives. Income before taxes recorded in
Intersegment Eliminations was $24 million in the quarter ended February 28, 2005 and $29 million in the quarter ended February 29, 2004.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Revenues:

Investment banking

$
742

$
739

Principal transactions:

Trading

1,730

1,691

Investments

55

16

Commissions

503

505

Asset management, distribution and administration fees

34

34

Interest and dividends

5,265

3,225

Other

109

75

Total revenues

8,438

6,285

Interest expense

4,453

2,781

Net revenues

3,985

3,504

Total non-interest expenses

2,940

2,321

  Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net

1,045

1,183

Losses from unconsolidated investees

73

93

Dividends on preferred securities subject to mandatory redemption

—

45

Income from continuing operations before income taxes and cumulative effect of accounting change, net

$
972

$
1,045

Investment
Banking.    Investment banking revenues for the quarter were relatively unchanged from the comparable period of fiscal 2004. Advisory fees from merger, acquisition and restructuring transactions were $254 million, an increase of 9% from the comparable period of fiscal 2004, while industry-wide completion volumes were essentially flat over the same period. The increase in revenues reflected higher merger, acquisition and restructuring revenues across several sectors, including energy and utilities, transportation, healthcare and basic materials, partially offset by lower revenues from the financial services sector. Underwriting revenues were $488 million, a decrease of 4% from the comparable period of fiscal 2004. Equity underwriting revenues were $202 million, a decrease of 36% from the exceptionally strong results recorded in the first quarter of fiscal 2004, as compared with a 15% decline in industry-wide activity, primarily reflecting lower transaction volume. The Company’s equity underwriting revenues reflected decreases from the financial services, technology and industrial sectors, partially offset by higher equity underwriting revenues in the energy and utilities sectors.
Fixed income underwriting revenues increased 48% to $286 million as compared with a 3% increase in industry-wide activity as conditions in the global fixed income markets remained favorable in the first quarter of fiscal 2005. The increase primarily reflected higher revenues from non-investment grade fixed income underwriting transactions.

At February 28, 2005, the backlog of equity underwriting transactions was down slightly as compared with the prior year, while the backlog of fixed income underwriting transactions was relatively unchanged. The backlog of merger, acquisition and restructuring transactions was higher at February 28, 2005 as compared with the first quarter of fiscal 2004. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction.

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

Sales and trading revenues include the following:

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Equity

$
1,214

$
1,105

Fixed income(1)

1,996

1,651

(1)
Amounts include revenues from interest rate and currency products, credit products and commodities. Amounts exclude revenues from aircraft financing and corporate lending activities.

Total sales and trading revenues increased 15%,
reflecting higher fixed income and equity sales and trading revenues.

Equity
sales and trading revenues increased 10%, representing the highest level of revenues recorded since the second quarter of fiscal 2001. Record revenues in the prime brokerage business were a substantial contributor to the increase, reflecting growth in global customer balances and new customer activity. Revenues from equity derivatives increased due to strong customer flows despite a continuing decline in market volatility. Revenues from equity cash products rose primarily due to higher market volumes, particularly in Europe. Commission revenues, however, continued to be affected by intense competition and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased to a record level, up 21% from a strong first quarter of fiscal 2004, due to new transaction activity, increased customer flows and successful trading results in a number of active markets. The increase in revenues was broad-based and included higher revenues from interest rate and currency products, credit products and commodities products. Interest rate and currency product revenues increased 29%, primarily due to higher revenues from emerging market fixed income securities and interest rate derivatives, reflecting strong new transaction activity and favorable interest rate and volatility positioning as yield curves flattened and volatilities declined. The increase in emerging market products was also due to favorable trading results in emerging market currencies. Credit product revenues increased 16% to a record level and benefited from continued tightening in global credit spreads, improved results from distressed debt trading and a strong demand for securitized products as the Company benefited from increased securitization flows. Commodities revenues increased 13%, primarily attributable to electricity and natural gas activities, which were partially offset by a decline in revenues from oil liquid products.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the
Company’s aircraft financing activities, as well as net revenues from corporate lending activities. In the quarter ended February 28, 2005, revenues from corporate lending activities decreased by approximately $30 million, reflecting mark-to-market valuations associated with new loans made in the first quarter of fiscal 2005.

Principal Transactions-Investments.    Principal transaction net investment revenue aggregating $55 million was recognized in the quarter ended February 28, 2005 as compared with $16 million in the quarter ended February 29, 2004. The increase was primarily related to net gains associated with the Company’s principal investment activities.

Other.    Other revenues increased 45% driven by revenues associated with Barra, Inc., which was acquired on June 3, 2004. Net rental and other revenues associated with the Company’s aircraft financing activities were relatively unchanged in comparison with the prior year period.

Conditions in the commercial aircraft industry were generally more favorable in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004. Operating lease rates from the Company’s aircraft financing activities continued to improve during the first quarter of fiscal 2005 for many aircraft types. At quarter-end, all of the Company’s aircraft were either leased or committed to a lease transaction; however, unanticipated events, including the sale of additional aircraft or impairment charges, could have an adverse impact on the results of the aircraft financing business. For additional information on the aircraft financing business, see “Discontinued Operations” herein.

Non-Interest Expenses.    Non-interest expenses increased 27%. Compensation and benefits expense increased 8% due to higher incentive-based compensation accruals resulting from higher net revenues. Excluding compensation and benefits expense, non-interest expenses increased 70%. Occupancy and equipment expense increased 101%, primarily due to a correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 14%, primarily reflecting increased fixed income trading activity. Professional services expense increased 31%, primarily due to higher consulting and legal costs. Other expenses increased 267%, driven by a $360 million charge related to the Coleman litigation (see Note 9 to the condensed consolidated financial statements and “Legal Proceedings” in
Part II, Item 1).

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Revenues:

Investment banking

$
71

$
77

Principal transactions:

Trading

120

141

Investments

(2
)

4

Commissions

329

385

Asset management, distribution and administration fees

581

492

Interest and dividends

135

93

Other

64

52

Total revenues

1,298

1,244

Interest expense

60

33

Net revenues

1,238

1,211

Total non-interest expenses

885

1,045

Income before taxes and cumulative effect of accounting change, net

$
353

$
166

Investment
Banking.    Investment banking revenues decreased 8% primarily due to lower revenues from fixed income underwriting transactions, partially offset by higher revenues from equity underwriting transactions.

Principal Transactions.    Principal transaction trading
revenues decreased 15% primarily due to lower revenues from fixed income products, reflecting lower customer transaction activity in corporate, municipal and government fixed income securities.

Commissions.    Commission revenues decreased 15% due to
lower transaction volumes reflecting lower individual investor participation in the U.S. equity markets as compared with the prior year.

Net Interest.    Net interest revenues increased 25%, primarily due to higher net interest revenues from brokerage services provided to individual customers as a result of more favorable net interest spreads earned on client margin activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 18%. An increase in client asset balances resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed accounts.

Client asset balances increased to $618 billion at February 28, 2005 from $595 billion at February 29, 2004. The increase was due to net new assets and market appreciation, reflecting improvement in the global financial markets over the twelve-month period. Client assets in fee-based accounts rose 16% to $166 billion at February 28, 2005 and increased as a percentage of total client assets to 27% from 24% in the prior year period.

Other.    Other revenues increased 23%, primarily due to
higher revenues from certain customer service and account fees.

Non-Interest Expenses.    Non-interest expenses decreased 15%, primarily due to the Individual Investor Group’s share ($198 million) of the insurance settlement related to the events of September 11,
2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 4%. Occupancy and equipment expense increased 46% primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Professional services expense increased 28%, largely due to higher sub-advisory fees associated with increased asset and revenue growth, as well as higher legal fees. Other expenses decreased 23%, primarily resulting from a decrease in litigation expense as the prior year’s expenses included an accrual of approximately $30 million related to legal matters within the branch system.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Revenues:

Investment banking

$
11

$
13

Principal transactions:

Investments

64

9

Commissions

7

7

Asset management, distribution and administration fees

605

604

Interest and dividends

3

2

Other

8

9

Total revenues

698

644

Interest expense

2

2

Net revenues

696

642

Total non-interest expenses

409

472

Income before taxes and cumulative effect of accounting change, net

$
287

$
170

Investment
Banking.    Investment banking revenues decreased 15% reflecting lower fees from Unit Investment Trust sales.

Principal Transactions.    Principal transaction net investment gains aggregating $64 million were recognized in the quarter ended
February 28, 2005 as compared with gains of $9 million in the quarter ended February 29, 2004. The increase was primarily related to net gains on certain investments in the Company’s private equity portfolio, including Triana.

Asset Management, Distribution and Administration Fees.

Investment Management’s period-end and average customer assets under management or supervision were as follows:

At February 28, 2005

At February 29, 2004

Average for the Three Months Ended

February 28, 2005

February 29, 2004

(dollars in billions)

Assets under management or supervision by distribution channel:

Retail

$
201

$
200

$
202

$
198

Institutional

226

180

225

172

Total

$
427

$
380

$
427

$
370

Assets under management or supervision by asset class:

Equity

$
209

$
186

$
205

$
178

Fixed income

108

111

112

111

Money market

84

62

83

61

Other(1)

26

21

27

20

Total

$
427

$
380

$
427

$
370

(1)
Amounts include alternative investment vehicles.

Activity in Investment Management’s customer assets under management or supervision were as follows (dollars in billions):

Three Months Ended

February 28, 2005

February 29, 2004

Balance at beginning of period

$
424

$
357

Net flows excluding money markets

(8
)

2

Net flows from money markets

1

1

Net market appreciation

10

20

Total net increase

3

23

Balance at end of period

$
427

$
380

Asset management, distribution and
administration fees were relatively unchanged, as higher fund management and administration fees associated with a 15% increase in average assets under management or supervision were offset by lower distribution and performance fees. In addition, although average equity assets under management increased 15%, a greater proportion of these assets were in products generating lower fees as compared with the prior year period. As of February 28, 2005, customer assets under management or supervision increased $47 billion from February 29, 2004. The net increase was primarily due to an increase in institutional assets, reflecting an increase in sales of liquidity products and market appreciation.

Non-Interest Expenses.    Non-interest expenses decreased
13%. The decrease was primarily due to Investment Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses decreased 4%. Compensation and benefits expense increased 5%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues. Brokerage, clearing and exchange fees decreased 5%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Occupancy and equipment expense increased 25% due to a correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Other expenses decreased 163%, including a reduction in legal reserves resulting from the resolution of certain legal matters.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Fees:

Merchant, cardmember and other

$
308

$
337

Servicing

526

572

Other

2

5

Total non-interest revenues

836

914

Interest revenue

468

480

Interest expense

173

174

Net interest income

295

306

Provision for consumer loan losses

135

262

Net credit income

160

44

Net revenues

996

958

Total non-interest expenses

616

593

Income before taxes and cumulative effect of accounting change, net

$
380

$
365

Merchant, Cardmember and Other
Fees.    Merchant, cardmember and other fees decreased 9%. The decrease was due to higher net cardmember rewards, the allocation of interchange revenues to certain securitization transactions and lower overlimit fees, partially offset by higher merchant discount revenues, transaction processing revenues and balance transfer fees. The increase in net cardmember rewards reflected the impact of promotional programs and record sales volume. The decline in overlimit fees reflected a decline in the number of accounts charged an overlimit fee, partially offset by lower charge-offs of such fees. Overlimit fees declined due to fewer overlimit accounts and the Company’s modification of its overlimit fee policies and procedures in response to industry-wide regulatory guidance. The increase in merchant discount revenues reflected record sales volume. The increase in transaction processing revenues was related to PULSE, which was acquired on January
12, 2005 (see “Business Acquisition and Sale” herein). Balance transfer fees increased as a result of the Company’s continued focus on improving balance transfer profitability.

Servicing Fees.

The table below presents the components of servicing fees:

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

Merchant, cardmember and other fees

$
171

$
182

Other revenue

57

30

Total non-interest revenues

228

212

Interest revenue

948

1,044

Interest expense

247

176

Net interest income

701

868

Provision for consumer loan losses

403

508

Net credit income

298

360

Servicing fees

$
526

$
572

Servicing fees decreased 8% primarily due to lower cardmember fees and net interest cash flows, partially offset by higher interchange revenue, a lower provision for consumer loan losses, and higher Other revenue. Cardmember fees declined due to lower late payment and overlimit fees, partially offset by lower fee net charge-offs. The decrease in net interest cash flows was largely attributable to a lower yield on securitized general purpose credit card loans and a higher weighted average coupon rate paid to investors, as well as a lower level of average securitized general purpose credit card loans. The decrease in the provision for consumer loan losses was primarily attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio. The increase in the Other revenue component of servicing fees was attributable to higher levels of general purpose credit card and mortgage loan securitization transactions, partially offset by lower mortgage whole loan sales.

The following table presents net proceeds received from consumer loan sales:

Three Months Ended

February 28, 2005

February 29, 2004

(dollars in millions)

General purpose credit card asset securitizations

$
3,419

$
1,946

Mortgage loan securitization

754

—

Mortgage whole loan sales

519

1,250

Net proceeds from consumer loan sales

$
4,692

$
3,196

The credit card asset securitization
transactions completed in the quarter ended February 28, 2005 have expected maturities ranging from approximately three to five years from the date of issuance. The mortgage loan securitization transaction completed in the quarter ended February 28,
2005 has an expected maturity of approximately eight years from the date of issuance.

Net Interest Income.    Net interest income decreased 4% due to a lower interest spread resulting primarily from a decline in interest revenue. The decline in interest revenue was primarily due to a lower yield on general purpose credit card loans, reflecting a higher level of general purpose credit card loans subject to promotional interest rates, coupled with a decline in loans subject to higher rates as a result of improved credit quality. The decline in interest revenue was partially offset by an increase in average general purpose credit card loans.

The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters ended
February 28, 2005 and February 29, 2004 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

Three Months Ended

February 28, 2005

February 29, 2004

Average Balance

Rate

Interest

Average Balance

Rate

Interest

(dollars in millions)

ASSETS

Interest earning assets:

General purpose credit card loans

$
19,210

9.07
%

$
430

$
17,880

10.13
%

$
450

Other consumer loans

1,233

5.81

18

1,351

5.28

18

Investment securities

131

0.66

—

104

0.78

—

Other

2,560

3.22

20

2,680

1.81

12

Total interest earning assets

23,134

8.20

468

22,015

8.77

480

Allowance for loan losses

(939
)

(996
)

Non-interest earning assets

2,973

2,474

Total assets

$
25,168

$
23,493

LIABILITIES AND SHAREHOLDER’S EQUITY

Interest bearing liabilities:

Interest bearing deposits

Savings

$
646

2.08
%

$
4

$
739

0.85
%

$
2

Brokered

8,818

4.54

99

9,583

5.12

122

Other time

3,118

3.18

24

1,964

3.45

17

Total interest bearing deposits

12,582

4.08

127

12,286

4.60

141

Other borrowings

5,603

3.38

46

4,967

2.70

33

Total interest bearing liabilities

18,185

3.86

173

17,253

4.05

174

Shareholder’s equity/other liabilities

6,983

6,240

Total liabilities and shareholder’s equity

$
25,168

$
23,493

Net interest income

$
295

$
306

Net interest margin(1)

5.17
%

5.60
%

Interest rate spread(2)

4.34
%

4.72
%

(1)
Net interest margin represents net interest income as a percentage of total interest earning assets.

(2)
Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

Three Months Ended February 28, 2005 vs. February 29, 2004

Increase/(Decrease) due to Changes in:

Volume

Rate

Total

(dollars in millions)

Interest Revenue

General purpose credit card loans

$
32

$
(52
)

$
(20
)

Other consumer loans

(2
)

2

—

Other

(1
)

9

8

Total interest revenue

23

(35
)

(12
)

Interest Expense

Interest bearing deposits:

Savings

—

2

2

Brokered

(10
)

(13
)

(23
)

Other time

9

(2
)

7

Total interest bearing deposits

3

(17
)

(14
)

Other borrowings

4

9

13

Total interest expense

9

(10
)

(1
)

Net interest income

$
14

$
(25
)

$
(11
)

In response to industry-wide
regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans and is reviewing minimum payment requirements on other general purpose credit card loans. Bank regulators have broad discretion to change the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements. A change in minimum payment requirements may impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs.

Provision
for Consumer Loan Losses.    The provision for consumer loan losses decreased 48% due to a $90 million reduction in the allowance for consumer loan losses and lower net principal charge-offs resulting from continued
improvement in credit quality.

Delinquencies and
Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting improvements in portfolio credit quality (see “Managed General Purpose Credit Card Loan Data” herein).

Non-Interest Expenses.    Non-interest expenses increased 4%, primarily attributable to higher compensation and benefits expense. Compensation and benefits expense increased 11%, reflecting an increase in compensation expense, partially due to higher employment levels. Excluding compensation and benefits expense, non-interest expenses were relatively unchanged. Professional services expenses increased 6% due to an increase in consulting fees associated with the acquisition of PULSE (see “Business Acquisition and Sale” herein). Other expenses decreased 10%, primarily reflecting a decrease in certain operating expenses, including lower losses associated with cardmember fraud.

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

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

Three Months Ended

February 28, 2005

February 29, 2004

Average Balance

Interest Yield

Interest Rate Spread

Average Balance

Interest Yield

Interest Rate Spread

General Purpose Credit Card Loans:

Owned

$
19,210

9.07
%

5.21
%

$
17,880

10.13
%

6.08
%

Securitized

29,720

12.63
%

9.44
%

30,787

13.40
%

11.20
%

Managed

$
48,930

11.23
%

7.79
%

$
48,667

12.20
%

9.35
%

The following tables present a
reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates.

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

Three Months Ended

February 28, 2005

February 29, 2004

Period End Loans

Delinquency Rates

Period End Loans

Delinquency Rates

Over 30 Days

Over 90 Days

Over 30 Days

Over 90 Days

General Purpose Credit Card Loans:

Owned

$
18,908

3.75
%

1.81
%

$
15,850

5.17
%

2.54
%

Securitized

28,862

4.55
%

2.20
%

31,486

6.11
%

3.01
%

Managed

$
47,770

4.24
%

2.05
%

$
47,336

5.80
%

2.86
%

Three Months Ended

February 28, 2005

February 29, 2004

Net Principal Charge-offs:

Owned

4.62
%

5.81
%

Securitized

5.43
%

6.60
%

Managed

5.11
%

6.31
%

Net Total Charge-offs (inclusive of interest and fees):

Owned

6.47
%

7.98
%

Securitized

7.79
%

9.55
%

Managed

7.27
%

8.97
%

Other Items.

Business Acquisition and Sale.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit network currently serving banks, credit unions and savings institutions. The Company believes that the combination of the PULSE network and the Discover Network will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE are included within the Credit Services business segment. The Company recorded goodwill and other intangible assets of $321 million in connection with the acquisition (see Note 18 to the condensed consolidated financial statements).

In February 2005, the Company
sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra, Inc. in June 2004. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million (see Note 2 to the condensed consolidated financial statements).

Insurance Settlement.

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

In the first
quarter of fiscal 2005, the Company settled its claim with its insurance carriers related to the events of September 11, 2001. The Company recorded a pre-tax gain of $251 million as the insurance recovery was in excess of previously recognized costs related to the terrorist attacks (primarily write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures, and other business recovery costs).

The pre-tax gain, which was recorded as a
reduction to non-interest expenses, is included within the Individual Investor Group ($198 million), Investment Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

Stock-Based Compensation.

Effective December 1, 2002, the
Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of
FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. Effective December 1, 2004, the Company early adopted SFAS No. 123R, which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS 123R using the
modified prospective approach, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $.05. In addition, excess tax benefits associated with stock-based compensation awards are now included within cash flows from financing activities in the condensed consolidated statements of cash flows.

In addition, based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the year of grant under SFAS No. 123R as previously allowed under SFAS 123. As a result, fiscal 2005 compensation expense will include the amortization of fiscal 2003 and fiscal 2004 awards but will not include any amortization for fiscal 2005 awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization
(i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (3 and 4 years).

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company was not recording the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Individual Investor Group ($29 million), Investment
Management ($5 million) and Credit Services ($4 million) segments. The impact of this correction to the current period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

Discontinued Operations.

During fiscal 2004, the Company entered into agreements for the sale of certain aircraft and, accordingly, such aircraft had been designated as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The revenues and expenses associated with these aircraft have been classified as discontinued operations for all periods presented. As of February 3, 2005, all of these aircraft were sold. The Company may sell additional aircraft from time to time.

The Company recorded pre-tax income on discontinued operations of $13 million and $3 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

Income Tax Examinations.

The Company is under continuous
examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company currently expects this IRS examination to be substantially completed in fiscal 2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective tax rate.

American Jobs Creation Act of 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 109-2,
“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for
Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its fiscal year ending November 30, 2005.

Cash Collateral Netting.

Effective December 1, 2004 the Company has elected, under FASB Interpretation No. 39,
“Offsetting of Amounts Related to Certain Contracts,” to net cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, to legally enforceable master netting agreements. The Company believes the accounting treatment is preferable as compared to a gross basis as it is a better representation of its credit exposure and how it manages its credit risk related to these derivative contracts. Amounts as of November 30, 2004 have been reclassified to conform to the current presentation. The amounts netted at February 28, 2005 and November 30, 2004 were $16.3 billion and $17.6 billion, respectively, which reduced Financial instruments owned—derivative contracts and Payables to customers, and $13.8 billion and $12.3 billion, respectively, which reduced Financial instruments sold, not yet purchased—derivative contracts and Receivables from customers.

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2004 included in the Form 10-K), the following may involve a higher degree of judgment and complexity.

Fair Value of Financial Instruments.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in principal trading revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The Company’s cash products include securities issued by the U.S. government and its agencies, other sovereign debt obligations, corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain tradable loan products and most mortgage-backed securities.

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

At February 28, 2005

At November 30, 2004

Assets

Liabilities

Assets

Liabilities

Observable market prices, parameters or derived from observable prices or parameters

$
173,265

$
81,648

$
145,327

$
66,948

Reduced or no price transparency

13,942

876

9,794

827

Total

$
187,207

$
82,524

$
155,121

$
67,775

The Company’s derivative products
include exchange traded and OTC derivatives. Exchange traded derivatives have valuation attributes similar to the cash products valued using observable market prices or market parameters described above. OTC derivatives, whose fair value is derived using pricing models, include a wide variety of instruments, such as interest rate swap and option contracts, foreign currency option contracts, credit and equity swap and option contracts, and commodity swap and option contracts.

The following table presents the fair value of the Company’s exchange traded and OTC derivative assets and liabilities (dollars in millions):

At February 28, 2005

At November 30, 2004

Assets

Liabilities

Assets

Liabilities

Exchange traded

$
2,773

$
5,229

$
2,754

$
4,815

OTC(1)

40,228

32,160

46,721

38,725

Total

$
43,001

$
37,389

$
49,475

$
43,540

(1)
Effective December 1, 2004 the Company has elected to net cash collateral paid or received against its derivatives inventory under credit support annexes. See “Cash Collateral
Netting” herein.

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Many pricing models do not entail material subjectivity
because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts. A substantial majority of OTC derivative products valued by the Company using pricing models fall into this category. Other derivative products, typically the newest and most complex products, will require more judgment in the implementation of the modeling technique applied due to the complexity of the modeling assumptions and the reduced price transparency surrounding the model’s market parameters. The Company manages its market exposure for OTC derivative products primarily by entering into offsetting derivative contracts or other related financial instruments. The Company’s trading divisions, the Financial Control Department and the Market Risk Department continuously monitor the price changes of the OTC derivatives in relation to the offsetting positions. For a further discussion of the price transparency of the Company’s OTC derivative products, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the
Form 10-K.

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

Aircraft under Operating
Leases.    The Company’s aircraft portfolio has consisted of aircraft to be held and used and aircraft that are to be disposed of by sale (“held for sale”).

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

Aircraft under
operating leases that fulfill the criteria to be classified as held for sale in accordance with SFAS No. 144 are stated at the lower of carrying value (i.e., cost less accumulated depreciation and impairment charges) or fair value less estimated cost to sell. Depreciation expense is not recorded for aircraft that are classified as held for sale. The Company will recognize a charge for any initial or subsequent write-down to fair value less estimated cost to sell (see Note 16 to the condensed consolidated financial statements). A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

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

The Company’s liquidity and funding risk management policies are designed to mitigate the potential risk that the Company may be unable to access adequate financing to service its financial obligations when they come due without material, adverse franchise or business impact. The key objectives of the liquidity and funding risk management framework are to support the successful execution of the Company’s business strategies while ensuring ongoing and sufficient liquidity through the business cycle and during periods of financial distress. The principal elements of the
Company’s liquidity framework are the cash capital policy, the liquidity reserve and stress testing through the contingency funding plan. Comprehensive financing guidelines (collateralized funding, long-term funding strategy, surplus capacity, diversification, staggered maturities and committed credit facilities) support the Company’s target liquidity profile.

For a more detailed summary of the Company’s Liquidity and Capital Policies and funding sources, including committed credit facilities and off-balance sheet funding, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

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

The Company’s total assets increased to $802.2 billion at February 28, 2005 from $745.5 billion at November 30, 2004. The increase was primarily due to increases in securities purchased under agreements to resell, financial instruments owned (largely driven by increases in U.S. government and agency securities, corporate and other debt and corporate equities, partially offset by a decrease in derivative contracts) and receivables from customers. The increase in securities purchased under agreements to resell and receivables from customers was largely due to growth in the Company’s financing related activities.

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

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of February 28, 2005 and November 30, 2004 and for the average month-end balances during the quarter ended February 28, 2005:

Balance at

Average Month-End Balance

February 28, 2005

November 30, 2004

For the Quarter Ended February 28, 2005

(dollars in millions, except ratio data)

Total assets(1)

$
802,210

$
745,513

$
777,734

Less: Securities purchased under agreements to resell

(143,462
)

(123,041
)

(136,830
)

Securities borrowed

(207,985
)

(208,349
)

(210,608
)

Add: Financial instruments sold, not yet purchased

119,913

111,315

121,061

Less: Derivative contracts sold, not yet purchased

(37,389
)

(43,540
)

(40,598
)

Subtotal

533,287

481,898

510,759

Less: Segregated customer cash and securities balances

(26,461
)

(26,534
)

(27,510
)

Assets recorded under certain provisions of SFAS No. 140 and FIN 46, as revised

(57,042
)

(44,895
)

(48,024
)

Goodwill and intangible assets

(2,563
)

(2,199
)

(2,343
)

Adjusted assets

$
447,221

$
408,270

$
432,882

Shareholders’ equity

$
28,495

$
28,206

$
28,423

Junior subordinated debt issued to capital trusts

2,833

2,897

2,879

Subtotal

31,328

31,103

31,302

Less: Goodwill and intangible assets

(2,563
)

(2,199
)

(2,343
)

Tangible shareholders’ equity

$
28,765

$
28,904

$
28,959

Leverage ratio(2)

27.9
x

25.8
x

26.9
x

Adjusted leverage ratio(3)

15.5
x

14.1
x

14.9
x

(1)
Effective December 1, 2004 the Company has elected to net cash collateral paid or received against its derivatives inventory under credit support annexes. See “Cash Collateral
Netting” herein.

(2)
Leverage ratio equals total assets divided by tangible shareholders’ equity.

(3)
Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Quarter Ended February 28, 2005.

The Company’s total capital consists of equity capital combined with long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At February 28, 2005, total capital was $122.2 billion, an increase of $11.4 billion from November 30, 2004.

During the quarter ended February 28, 2005, the Company issued senior notes aggregating $12.5 billion, including non-U.S. dollar currency notes aggregating $2.7 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank
Offered Rates (“LIBOR”) trading levels. At February 28, 2005, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $126 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at February 28,
2005.

During the quarter ended February 28, 2005, the Company purchased approximately $1,372 million of its common stock
(approximately 24 million shares) through a combination of open market purchases and employee purchases at an average cost of $56.02 (see also “Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities” in Part II,
Item 2).

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
The liquidity reserve averaged approximately $43 billion during the quarter ended February 28, 2005.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve which is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. Prior to fiscal 2004, this liquidity reserve was held in the form of cash deposited with banks. Beginning in late fiscal 2004, this liquidity reserve was increased and separated into a cash component and a pool of unencumbered securities. The pool of unencumbered securities, against which funding can be raised, is managed on a global basis, and securities for the pool are chosen accordingly. The U.S. component, held in the form of a reverse repurchase agreement at the parent company, consists largely of U.S. government bonds and at February 28, 2005 was approximately $13 billion and averaged approximately $14 billion during the quarter. The non-U.S. component consists of European government bonds and other high-quality collateral. The parent company cash component of the liquidity reserve at
February 28, 2005 was approximately $19 billion and averaged approximately $17 billion during the quarter. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. In addition, continuing consolidation in the credit card industry presents Discover Card with stronger competitors that may challenge future growth. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At February 28,
2005, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $844 million. Of this amount, $382 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of April 5,
2005, the Company’s credit ratings were as follows:

Commercial Paper

Senior Debt

Dominion Bond Rating Service Limited(1)

R-1 (middle)

AA (low)

Fitch Ratings

F1+

AA-

Moody’s Investors Service(2)

P-1

Aa3

Rating and Investment Information, Inc.

a-1+

AA

Standard & Poor’s(3)

A-1

A+

(1)
On April 5, 2005, Dominion Bond Rating Service Limited changed the outlook on the Company’s senior debt ratings from Stable to Negative.

(2)
On April 5, 2005, Moody’s Investors Service changed the outlook on the Company’s senior debt ratings from Stable to Negative.

(3)
On March 30, 2005, Standard & Poor’s changed the outlook on the Company’s senior debt ratings from Positive to Stable.

Commitments.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of February 28, 2005 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Fiscal 2005

Fiscal 2006-2007

Fiscal 2008-2009

Thereafter

Total

(dollars in millions)

Letters of credit(1)

$
7,650

$
1,242

$
—

$
—

$
8,892

Principal investment and private equity activities

69

6

76

6

157

Investment grade lending commitments(2)(3)

5,637

3,733

8,779

567

18,716

Non-investment grade lending commitments(2)(3)

227

563

544

631

1,965

Commitments for secured lending transactions(4)

6,356

3,379

133

174

10,042

Commitments to purchase mortgage loans(5)

3,078

—

—

—

3,078

Total(6)

$
23,017

$
8,923

$
9,532

$
1,378

$
42,850

(1)
This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.

(2)
The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid
Assets—Lending Activities” herein.

(3)
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

(5)
This amount represents the Company’s forward purchase contracts involving mortgage loans.

(6)
See Note 9 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $265 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the
Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At February 28, 2005, the Company had commitments to
enter into reverse repurchase and repurchase agreements of approximately $80 billion and $63 billion, respectively.

Less Liquid Assets.

At February 28, 2005, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.7 billion, aircraft assets of $3.8 billion, and goodwill and intangible assets of $2.6 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At February 28, 2005, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $1.5 billion, of which approximately $800 million represented the Company’s investments in its real estate funds.

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

The fair value of the Company’s high-yield instruments owned and high-yield instruments sold, not yet purchased are shown below:

At February 28, 2005

At November 30, 2004

(dollars in billions)

High-yield instruments owned

$
11.2

$
7.2

High-yield instruments sold, not yet purchased

2.2

2.4

Lending
Activities.    In connection with certain of its Institutional business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. For further information on these activities, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3.

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

The tables below present the following: the Company’s
quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% vs. 95%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table
3 below). Non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as principal investments by the Company.

The table below presents VaR for each of
the Company’s primary risk exposures and on an aggregate basis at February 28, 2005 and November 30, 2004:

Aggregate (Trading and Non-trading)

Trading

Non-trading

Table 1: 99% Total VaR

99%/One-Day VaR at

99%/One-Day VaR at

99%/One-Day VaR at

Primary Market Risk Category

February 28, 2005

November 30, 2004

February 28, 2005

November 30, 2004

February 28, 2005

November 30, 2004

Interest rate and credit spread

$
66

$
71

$
60

$
53

$
13

$
30

Equity price

40

42

37

38

5

5

Foreign exchange rate

17

10

17

10

—

—

Commodity price

35

27

35

27

—

—

Subtotal

158

150

149

128

18

35

Less diversification benefit(1)

62

56

60

48

2

5

Total VaR

$
96

$
94

$
89

$
80

$
16

$
30

(1)
Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at February 28, 2005 were $96 million and $89 million, respectively. At February 28, 2005,
Non-trading VaR decreased to $16 million from $30 million at November 30, 2004 driven predominantly by a decrease in interest rate exposures from certain longer-dated interest rate liabilities.

The Company views average Trading VaR as more representative of trends in the business than
VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during the quarters ended February 28, 2005 and November 30, 2004, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended February 28, 2005 increased to $96 million from $80 million for the quarter ended November 30, 2004, reflecting an increase in interest rate and credit spread VaR driven by increased exposures to credit-sensitive instruments (e.g., corporate debt securities) and to interest rate levels.

Table 2: 99% High/Low/Average Trading VaR

Daily 99%/One-Day VaR for the Quarter Ended February 28, 2005

Daily 99%/One-Day VaR for the Quarter Ended November 30, 2004

Primary Market Risk Category

High

Low

Average

High

Low

Average

(dollars in millions)

Interest rate and credit spread

$
77

$
52

$
66

$
59

$
45

$
51

Equity price

48

34

41

48

28

37

Foreign exchange rate

19

7

12

16

6

10

Commodity price

40

30

34

39

25

30

Trading VaR

$
107

$
84

$
96

$
89

$
69

$
80

VaR Statistics for Comparisons
with Other Global Financial Services Firms

VaR statistics are not
readily comparable across firms because of differences in the breadth of products included in the VaR model, the statistical assumptions made when simulating changes in market factors, as well as in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk-taking within a firm rather than as a basis for inferring differences in risk-taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% vs. 95%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations:

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series

Average 99%/One-Day VaR

Average 95%/One-Day VaR

for the Quarter Ended February 28, 2005

for the Quarter Ended February 28, 2005

Primary Market Risk Category

Four-Year Factor History

One-Year Factor History

Four-Year Factor History

One-Year Factor History

(dollars in millions)

Interest rate and credit spread

$
66

$
66

$
42

$
43

Equity price

41

36

29

25

Foreign exchange rate

12

12

8

8

Commodity price

34

32

23

21

Trading VaR

$
96

$
89

$
66

$
60

In addition, if the Company were to
report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for the quarter ended February 28, 2005 would have been $302 million and $208 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended February 28, 2005

As shown in Table 2 above, the Company’s average 99%/one-day Trading VaR for the quarter ended February 28, 2005 was $96 million. Around this average, the Company’s Trading VaR varied from day to day. The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR and illustrates that for more than 92% of trading days during the quarter ended February 28, 2005, Trading VaR ranged between $87 million and $105 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended February 28, 2005 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended February 28, 2005 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR.

As of February 28, 2005, interest rate risk
exposure associated with the Company’s consumer lending activities, included within Credit Services, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2004.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and
Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K. In addition, for a discussion of the Company’s corporate lending activities, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations—Liquidity and Capital Resources—Less Liquid Assets—Lending Activities” herein.

Credit Exposure-Lending.    At February 28, 2005 and November 30, 2004, the aggregate value of investment grade loans and positions was $1.5 billion and $1.2 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.0 billion and $0.5 billion, respectively. At February 28, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $20.7 billion and $20.4 billion, respectively. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $13.1 billion and $11.6 billion at February 28, 2005 and November 30, 2004, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of February 28, 2005:

Lending Commitments and Funded Loans

Years to Maturity

Total Lending Exposure(2)

Funded Loans

Credit Rating(1)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
252

$
164

$
133

$
—

$
549

$
31

AA

1,648

472

1,200

64

3,384

—

A

2,251

1,270

4,069

59

7,649

221

BBB

1,769

2,432

3,935

543

8,679

1,293

Non-investment grade

371

633

901

1,035

2,940

975

Total

$
6,291

$
4,971

$
10,238

$
1,701

$
23,201

$
2,520

Notional amount of hedges owned

$
13,094

(1)
Obligor credit ratings are determined by the Institutional Credit Department (“Institutional Credit”) using methodologies generally consistent with those employed by external rating agencies.

(2)
Total Lending Exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit
rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at February 28, 2005. Fair value represents the risk reduction arising from master netting agreements, including cash collateral received or paid where applicable and, in the final column, net of non-cash collateral received (principally U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post Cash Collateral

Net Exposure Post Cash and Non-cash Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
1,643

$
2,978

$
2,119

$
6,028

$
(6,369
)

$
6,399

$
6,149

AA

10,791

3,454

2,942

11,391

(16,273
)

12,305

10,775

A

4,437

2,295

2,017

4,804

(4,914
)

8,639

7,148

BBB

3,834

2,170

1,357

5,589

(4,953
)

7,997

5,746

Non-investment grade

2,352

1,085

863

1,136

(2,007
)

3,429

1,575

Unrated(4)

1,161

419

243

150

(514
)

1,459

246

Total

$
24,218

$
12,401

$
9,541

$
29,098

$
(35,030
)

$
40,228

$
31,639

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

(3)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. See “Cash Collateral Netting” herein.

(4)
In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 28, 2005, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments
Owned

Years to Maturity

Cross-Maturity and Cash Collateral Netting(1)

Net Exposure Post Cash Collateral

Net Exposure Post Cash and Non-cash Collateral

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
4,604

$
7,068

$
7,749

$
26,384

$
(23,918
)

$
21,887

$
18,678

Foreign exchange forward contracts and options

11,708

857

92

17

(7,242
)

5,432

4,680

Equity securities contracts (including equity swaps, warrants and options)

1,655

977

559

1,189

(808
)

3,572

1,165

Commodity forwards, options and swaps

6,251

3,499

1,141

1,508

(3,062
)

9,337

7,116

Total

$
24,218

$
12,401

$
9,541

$
29,098

$
(35,030
)

$
40,228

$
31,639

(1)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. See “Cash Collateral Netting”
herein.

OTC Derivative Products—Financial
Instruments Sold, Not Yet Purchased

Years to Maturity

Cross-Maturity and Cash Collateral Netting(1)

Total

Product Type

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
4,978

$
6,529

$
7,546

$
17,654

$
(20,767
)

$
15,940

Foreign exchange forward contracts and options

12,614

810

49

38

(7,637
)

5,874

Equity securities contracts (including equity swaps, warrants and options)

1,323

1,243

694

324

(443
)

3,141

Commodity forwards, options and swaps

5,220

3,721

1,202

674

(3,612
)

7,205

Total

$
24,135

$
12,303

$
9,491

$
18,690

$
(32,459
)

$
32,160

(1)
Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists. See “Cash Collateral Netting” herein.

The Company’s derivatives (both listed and OTC) at February 28, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

At February 28, 2005

At November 30, 2004

Product Type(1)

Assets

Liabilities

Assets

Liabilities

(dollars in millions)

Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts

$
22,006

$
15,988

$
22,998

$
18,797

Foreign exchange forward contracts and options

5,442

5,882

9,285

8,668

Equity securities contracts (including equity swaps, warrants and options)

6,151

7,940

5,898

7,373

Commodity forwards, options and swaps

9,402

7,579

11,294

8,702

Total

$
43,001

$
37,389

$
49,475

$
43,540

(1)
Effective December 1, 2004 the Company has elected to net cash collateral paid or received against its derivatives inventory under credit support annexes. See “Cash Collateral
Netting” herein.

Each category of OTC derivative products
in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting
Policies” in Part I, Item 2 and Note 1 to the condensed consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Country Exposure.    The
Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At February 28, 2005, approximately 6% of the
Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. The Company defines emerging markets to include all countries that are not members of the Organization for Economic Co-operation and Development (“OECD”), excluding the Cayman Islands and the Channel Islands, and those OECD countries rated below
“A” by Institutional Credit. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At
February 28, 2005, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to financial institutions, sovereign-related entities, and the energy and food and beverage sectors.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Email Retention Matter.

On January 14,
2005, the Company received written notification that the staff of the Division of Enforcement of the SEC had made a preliminary determination to recommend that the SEC pursue an action against the Company for purported violations of Sections 17(a)
and 17(b) of the Exchange Act (and related regulations) and a December 3, 2002 Cease and Desist Order relating to the Company’s retention of emails. On February 10, 2005, the Company submitted its response, setting forth the reasons why, in the
Company’s view, an enforcement action is not justified. The Company has submitted additional letters since its February 10 response. The SEC’s investigation continues.

(b)  The following developments have occurred with respect to certain matters previously reported in the Company’s Form 10-K.

IPO Allocation Matters.

Since November 2004, purported assignees of various issuers who were sued in and agreed to settle claims in In re Initial Public Offering Securities Litigation have filed suit against several members of the underwriting syndicate, including the Company, alleging that underwriters breached the underwriting agreement and related duties by allocating shares in each company’s IPO to customers who allegedly paid the underwriters “excess compensation.” The assignment was conferred in the issuers’ settlement, and the assignee-plaintiffs have moved to stay the actions pending approval of the issuers’ settlement, while the Company has moved to dismiss the cases.

Mutual Fund Matters.

Sales
Practices.    On March 27, 2005, in the Massachusetts Securities Division matter, the hearing officer issued two decisions dismissing all charges against the Company and the branch manager.

On March 9, 2005, in In re Morgan Stanley and Van Kampen Mutual Funds Securities
Litigation, plaintiffs filed a Motion for Leave to file a Supplemental Pleading that would, among other things, expand the allegations and alleged class to encompass the sale of certain non-proprietary mutual funds.

Late Trading and Market Timing.    On February 22,
2005, in Starr v. Van Kampen Investments Inc., et al., plaintiffs re-filed the derivative claims relating to market timing and late trading in the United States District Court for the District of Maryland (the “Maryland District
Court”) as part of the In re Mutual Funds Investment Litigation already pending in the Maryland District Court. On April 4, 2005, defendants moved to dismiss the complaint.

On February 28, 2005, in Lepera v. Invesco Funds Group, Inc., et al., and Riggs v. Massachusetts Financial Services Company, et
al., MSDWI joined other defendants in moving to dismiss these complaints.

On April 5, 2005, in Jackson v. Van Kampen Series Fund, Inc. and Van Kampen Investment Advisory Corp., the U.S. Court of Appeals for the Seventh Circuit reversed the district court’s decision remanding the case from federal to state court, and instructed the district court to dismiss plaintiff’s state law claims.

Other.    On March 14, 2005, in Abrams v. Van Kampen Funds Inc., et al., the parties agreed in principle to settle the matter.

Coleman Litigation.

On February 17, 2005, Coleman (Parent) Holdings, Inc. (“CPH”) filed a first amended complaint dropping claims for fraudulent misrepresentation and negligent misrepresentation and re-asserting claims for aiding and abetting fraud and conspiracy. On February 28, 2005, the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida denied the Company’s motion to dismiss the first amended complaint. On March 1, 2005, in response to a motion for entry of default judgment filed by CPH, the court entered an order shifting the burden of proof to the Company in connection with certain elements of CPH’s claims and imposing a monetary sanction against the Company for certain of CPH’s costs and fees. On March 23, 2005, the court granted, in part, a renewed motion for entry of default judgment against the Company. The court ordered that portions of
CPH’s amended complaint against the Company be read at trial to the jury and that the jury be instructed that the facts alleged in such portions of the complaint, which set forth the primary allegations of CPH against the Company, are deemed established for all purposes of the action. The court also ordered that a statement summarizing the court’s findings with respect to the Company’s discovery misconduct be read to the jury and that the jury be instructed that it may consider that statement in determining whether an award of punitive damages is appropriate. While the amount of the final award, if any, cannot be determined and could exceed CPH’s current damages claim, CPH currently seeks compensatory damages of approximately $680 million and punitive damages of approximately $2.0 billion, attorneys’ fees and other relief, including prejudgment interest. Trial began in April 2005.

With respect to the separate litigation filed by the Company against various Arthur Andersen entities and individuals, on December 2, 2004, the court granted a motion to dismiss filed by AWSC Societe Cooperative, En Liquidacion. On February 8, 2005, the court denied motions to dismiss filed by Arthur Andersen LLP and certain of its former partners. Motions to dismiss filed by other defendants are still pending.

Carlos Soto Matter.

On February 18, 2005, the Company and another entity filed a Joint Motion for Entry of an
Agreed Order of Restitution with the U.S. District Court for the District of Puerto Rico.

Parmalat Matter.

On March 17, 2005,
magistrates in Milan, Italy announced they had concluded their investigation of alleged market-rigging by several financial institutions and employees of those institutions, including the Company and two of its employees, and that they intend to seek indictments against those financial institutions and employees.

Indonesian Litigation.

In January 2005, an additional
proceeding was filed in the Indonesian District Courts by Indah Kiat International Finance Company BV, a member of the Asia Pulp & Paper Group and the issuer of the 1994 bond issue, against the Company and other defendants, making allegations similar to those in the November 2003 claim brought by PT Indah Kiat. Plaintiff seeks damages in respect of losses allegedly suffered.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended
February 28, 2005.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period

Total Number of Shares Purchased

Average Price Paid Per Share

  Total Number of   Shares Purchased   As Part of Publicly   Announced Plans   or Programs
(C)

Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Month #1 (December 1, 2004—December 31, 2004)

Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

2,776,402 — 310,550

$ $
55.3036 N/A 54.5679

2,776,402 — N/A

$
(A 600 N/A
)

Month #2 (January 1, 2005—January 31, 2005)

Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

15,388,755 — 1,358,407

$ $
55.5606 N/A 55.8685

15,388,755 — N/A

$
(A 600 N/A
)

Month #3 (February 1, 2005—February 28, 2005)

Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

6,325,915 — 180,458

$ $
57.4689 N/A 57.1181

6,325,915 — N/A

$
(A 600 N/A
)

Total

Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)

24,491,072 — 1,849,415

$ $
56.0244 N/A 55.7721

24,491,072 — N/A

(A) $600 N/A

(A)
The Company’s board of directors authorized this program to purchase common stock to help offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.

(B)
The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at February 28, 2005 and has no set expiration or termination date.

(C)
Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate. During the quarter ended February 28, 2005, approximately 5 million shares were purchased from employees under the Company’s publicly announced programs.

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

Item 4.
Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on March 15, 2005.

The stockholders voted on proposals to elect one class of directors for a three-year term; to ratify the appointment of
Deloitte & Touche LLP as independent auditors and to amend the certificate of incorporation to institute annual election of directors.

The stockholders also acted on a stockholder proposal seeking to limit the compensation of the Chief Executive Officer.

The stockholders’ vote ratified the appointment of the independent auditors and approved the amendment to the certificate of incorporation. All nominees for election to the board were elected to the terms of office set forth in the Proxy Statement dated February 15, 2005. In addition, Philip J. Purcell, Edward A. Brennan, Howard J.
Davies, C. Robert Kidder, John W. Madigan, Michael A. Miles, and Klaus Zumwinkel will continue to serve on the board. The stockholder proposal was defeated. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of the stockholders as follows:

For

Against/ Withheld

Abstain

Broker Non-vote

Election of Directors:

Nominee:

John E. Jacob

842,490,188

141,807,697

*

*

Charles F. Knight

841,009,397

143,288,488

*

*

Miles L. Marsh

841,474,505

142,823,380

*

*

Laura D’Andrea Tyson

904,771,444

79,526,441

*

*

Ratification of Independent Auditors:

932,541,891

26,321,002

25,461,991

*

Amend the Certificate of Incorporation to Institute Annual Election of Directors

937,741,204

20,009,981

26,546,699

*

Stockholder Proposal:

113,872,624

657,825,127

34,722,700

177,827,434

*
Not applicable.

Item 6.
Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:

  /s/    DAVID H.
SIDWELL

David H. Sidwell, Chief Financial Officer

By:

  /s/    DAVID S.
MOSER

David S. Moser, Principal Accounting Officer

Date:  April 6, 2005

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 28, 2005

Exhibit No.

Description

3.1

Amended and Restated Certificate of Incorporation, as amended to date.

3.2

Amended and Restated By laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 2, 2005).

10.1

Amendment to Morgan Stanley 401(k) Plan.

10.2

Amendment to Morgan Stanley 401(k) Plan.

11

Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per
Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12

Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

15

Letter of awareness from Deloitte & Touche LLP, dated April 6, 2005, concerning unaudited interim financial information.

18

Letter Re: Change in Accounting Principles.

23.1

Consent of BK Associates, Inc.

23.2

Consent of Morten Beyer & Agnew, Inc.

23.3

Consent of Airclaims Limited.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.

E-1