Form 10-Q
period 2005-05-31
MORGAN STANLEY
filed 2005-07-08
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

As of June 30, 2005, there were 1,086,115,599 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended May 31, 2005

AVAILABLE INFORMATION

Morgan Stanley (the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

The Company’s internet site is www.morganstanley.com. You can access the Company’s Investor Relations webpage through its internet site, www.morganstanley.com, by clicking on the “About the Company” link to the heading “Investor Relations.” You can also access its Investor Relations webpage directly at www.morganstanley.com/about/ir. The Company makes available free of charge, on or through its Investor Relations webpage, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

i

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance webpage through its internet site, www.morganstanley.com, by clicking on the “About the Company” link to the heading “Inside the Company.” You can also access its Corporate Governance webpage directly at www.morganstanley.com/about/inside/governance. The Company posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation,

•	Bylaws,

•	Charters for its Audit Committee, Compensation, Management Development and Succession Committee and Nominating and Governance Committee,

•	Corporate Governance Policies,

•	Policy Regarding Communication with the Board of Directors,

•	Policy Regarding Director Candidates Recommended by Shareholders,

•	Policy Regarding Corporate Political Contributions,

•	Policy Regarding Shareholder Rights Plan, and

•	Code of Ethics and Business Conduct.

The information on the Company’s internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 1585 Broadway, New York, NY 10036 (212-761-4000).

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2005	November 30, 2004
	(unaudited)
Assets
Cash and cash equivalents	$25,086	$32,811
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $38,330 at May 31, 2005 and $27,219 at November 30, 2004)	49,378	36,742
Financial instruments owned (approximately $91 billion was pledged to various parties at both May 31, 2005 and November 30, 2004, respectively):
U.S. government and agency securities	34,386	26,201
Other sovereign government obligations	24,276	19,782
Corporate and other debt	96,131	80,306
Corporate equities	36,443	27,608
Derivative contracts	42,449	49,475
Physical commodities	1,727	1,224

Total financial instruments owned	235,412	204,596
Securities purchased under agreements to resell	145,579	123,041
Securities received as collateral	41,032	37,848
Securities borrowed	228,454	208,349
Receivables:
Consumer loans (net of allowances of $840 at May 31, 2005 and $943 at November 30, 2004)	19,741	20,226
Customers, net	43,030	45,561
Brokers, dealers and clearing organizations	4,142	12,707
Fees, interest and other	8,303	5,801
Office facilities, at cost (less accumulated depreciation of $2,978 at May 31, 2005 and $2,780 at November 30, 2004)	2,697	2,605
Aircraft under operating leases (less accumulated depreciation of $1,289 at May 31, 2005 and $1,174 at November 30, 2004)	3,698	3,926
Goodwill and intangible assets	2,528	2,199
Other assets	9,631	9,101

Total assets	$818,711	$745,513

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	May 31, 2005	November 30, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$40,057	$36,303
Deposits	16,253	13,777
Financial instruments sold, not yet purchased:
U.S. government and agency securities	16,237	12,664
Other sovereign government obligations	24,193	14,787
Corporate and other debt	8,208	9,641
Corporate equities	40,661	27,332
Derivative contracts	39,835	43,540
Physical commodities	2,767	3,351

Total financial instruments sold, not yet purchased	131,901	111,315
Obligation to return securities received as collateral	41,032	37,848
Collateralized financings:
Securities sold under agreements to repurchase	179,113	181,598
Securities loaned	114,006	97,146
Other secured borrowings	16,362	7,047
Payables:
Customers	124,119	115,653
Brokers, dealers and clearing organizations	6,711	4,550
Interest and dividends	3,450	3,068
Other liabilities and accrued expenses	15,008	13,650
Long-term borrowings	102,303	95,286

	790,315	717,241

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at May 31, 2005 and November 30, 2004;
Shares issued: 1,211,701,552 at May 31, 2005 and November 30, 2004;
Shares outstanding: 1,086,652,691 at May 31, 2005 and 1,087,087,116 at November 30, 2004	12	12
Paid-in capital	1,994	2,088
Retained earnings	33,160	31,426
Employee stock trust	3,648	3,824
Accumulated other comprehensive loss	(151)	(56)

Subtotal	38,663	37,294
Common stock held in treasury, at cost, $0.01 par value;
125,048,861 shares at May 31, 2005 and 124,614,436 shares at November 30, 2004	(6,685)	(6,614)
Common stock issued to employee trust	(3,648)	(2,474)

Total shareholders’ equity	28,330	28,206

Total liabilities and shareholders’ equity	$818,711	$745,513

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Investment banking	$814	$983	$1,635	$1,812
Principal transactions:
Trading	1,911	2,064	3,761	3,896
Investments	123	191	240	220
Commissions	824	846	1,648	1,714
Fees:
Asset management, distribution and administration	1,246	1,159	2,450	2,271
Merchant, cardmember and other	318	306	626	643
Servicing	413	485	939	1,057
Interest and dividends	6,035	3,663	11,878	7,445
Other	161	103	309	217

Total revenues	11,845	9,800	23,486	19,275
Interest expense	5,597	2,950	10,257	5,922
Provision for consumer loan losses	209	200	344	462

Net revenues	6,039	6,650	12,885	12,891

Non-interest expenses:
Compensation and benefits	2,630	2,923	5,491	5,635
Occupancy and equipment	233	206	566	406
Brokerage, clearing and exchange fees	276	237	536	461
Information processing and communications	349	318	691	638
Marketing and business development	299	263	558	517
Professional services	441	356	821	674
Other	421	544	994	844
September 11th related insurance recoveries, net	—	—	(251)	—

Total non-interest expenses	4,649	4,847	9,406	9,175

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	1,390	1,803	3,479	3,716
Losses from unconsolidated investees	67	81	140	174
Provision for income taxes	395	498	1,066	1,049
Dividends on preferred securities subject to mandatory redemption	—	—	—	45

Income from continuing operations before cumulative effect of accounting change, net	928	1,224	2,273	2,448
Discontinued operations:
Income/(loss) from discontinued operations	—	(1)	13	2
Provision for income taxes	—	—	(5)	(1)

Income/(loss) on discontinued operations	—	(1)	8	1
Cumulative effect of accounting change, net	—	—	49	—

Net income	$928	$1,223	$2,330	$2,449

Earnings per basic share:
Income from continuing operations	$0.88	$1.13	$2.14	$2.27
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Earnings per basic share	$0.88	$1.13	$2.20	$2.27

Earnings per diluted share:
Income from continuing operations	$0.86	$1.10	$2.09	$2.21
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Earnings per diluted share	$0.86	$1.10	$2.15	$2.21

Average common shares outstanding:
Basic	1,053,812,487	1,082,211,511	1,061,632,036	1,080,776,922

Diluted	1,079,811,172	1,110,357,415	1,084,988,764	1,108,270,257

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income	$928	$1,223	$2,330	$2,449
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(41)	(7)	(45)	36
Net change in cash flow hedges	(56)	24	(50)	38

Comprehensive income	$831	$1,240	$2,235	$2,523

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,330	$2,449
Income on discontinued operations	(8)	(1)
Cumulative effect of accounting change, net	(49)	—

Income from continuing operations	2,273	2,448
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Compensation payable in common stock and options	408	111
Depreciation and amortization	478	294
Provision for consumer loan losses	344	462
Lease adjustment	109	—
Insurance settlement	(251)	—
Aircraft impairment charge	—	107
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(12,636)	(13,256)
Financial instruments owned, net of financial instruments sold, not yet purchased	(11,663)	(10,436)
Securities borrowed, net of securities loaned	(3,245)	(32,285)
Receivables and other assets	6,204	(15,196)
Payables and other liabilities	12,207	24,294

Net cash used for operating activities	(5,772)	(43,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(262)	(186)
Purchase of PULSE, net of cash acquired	(279)	—
Net principal disbursed on consumer loans	(4,813)	(3,004)
Sales of consumer loans	4,954	4,435
Sale of interest in POSIT	90	—
Insurance settlement	220	—

Net cash (used for) provided by investing activities	(90)	1,245

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	3,754	6,383
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell, certain derivatives financing activities and other secured borrowings	(14,715)	27,962
Deposits	2,476	(1,545)
Tax benefits associated with stock-based awards	261	—
Net proceeds from:
Issuance of common stock	253	195
Issuance of long-term borrowings	15,768	21,059
Payments for:
Repayments of long-term borrowings	(6,788)	(8,729)
Repurchases of common stock	(2,276)	(187)
Cash dividends	(596)	(548)

Net cash (used for) provided by financing activities	(1,863)	44,590

Net (decrease) increase in cash and cash equivalents	(7,725)	2,378
Cash and cash equivalents, at beginning of period	32,811	29,692

Cash and cash equivalents, at end of period	$25,086	$32,070

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Beginning in the third quarter of fiscal 2005, the principal components of the Credit Services residential mortgage loan business will be managed and included within the results of the Institutional Securities business segment.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period, generally quarterly or annually. In certain management fee arrangements, the Company is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance fee revenue is accrued quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement.

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® award program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records its cardmember reward programs as a reduction of Merchant, cardmember and other fees.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective December 1, 2004, the Company elected, under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to net cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, to legally enforceable master netting agreements. The Company believes the accounting treatment is preferable as compared to a gross basis as it is a better representation of its credit exposure and how it manages its credit risk related to these derivative contracts. Amounts as of November 30, 2004 have been reclassified to conform to the current presentation.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, municipal bonds, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

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

Stock-Based Compensation.    Effective December 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. Effective December 1, 2004, the Company early adopted SFAS No. 123R, which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS 123R using the modified prospective approach, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $0.05. In addition, effective December 1, 2004, excess tax benefits associated with stock-based compensation awards are included within cash flows from financing activities in the condensed consolidated statements of cash flows.

In addition, based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the year of grant under SFAS No. 123R as previously allowed under SFAS 123. As a result, fiscal 2005 compensation expense includes the amortization of fiscal 2003 and fiscal 2004 awards but does not include any amortization for fiscal 2005 year-end awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily 2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily 3 and 4 years).

2.	Goodwill and Intangible Assets.

During the first quarter of fiscal 2005, the Company completed the annual goodwill impairment test that is required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for the six month period ended May 31, 2005 were as follows:

	Institutional Securities	Individual Investor Group	Investment Management	Credit Services(1)	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2004	$319	$583	$966	$—	$1,868
Translation adjustments	—	(25)	—	—	(25)
Goodwill acquired during the year and other(2)	125	—	—	230	355

Balance as of May 31, 2005	$444	$558	$966	$230	$2,198

Intangible assets:
Balance as of November 30, 2004	$331	$—	$—	$—	$331
Intangible assets sold(3)	(75)	—	—	—	(75)
Intangible assets acquired	—	—	—	91	91
Amortization expense	(15)	—	—	(2)	(17)

Balance as of May 31, 2005	$241	$—	$—	$89	$330

(1)	Represents goodwill and intangible assets acquired in connection with the Company’s acquisition of PULSE (see Note 18).
(2)	Institutional Securities activity includes adjustments to goodwill related to the sale of the Company’s interest in POSIT (see Note 18) and for the recognition of deferred tax liabilities in connection with the Company’s acquisition of Barra, Inc.
(3)	Related to the sale of the Company’s interest in POSIT (see Note 18).

3.	Securities Financing and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured borrowings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is the primary beneficiary and certain equity-referenced securities where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned.

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

	At May 31, 2005	At November 30, 2004
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$13,031	$6,283
Other sovereign government obligations	228	249
Corporate and other debt	18,507	15,564
Corporate equities	4,961	2,754

Total	$36,727	$24,850

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2005 and November 30, 2004, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $795 billion and $750 billion, respectively, and the fair value of the portion that has been sold or repledged was $739 billion and $679 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $3.4 billion at May 31, 2005, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the six month period ended May 31, 2005. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and six month period ended May 31, 2005 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests at May 31, 2005 was not material to the Company’s results of operations.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at May 31, 2005 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$1,666		$1,387		$ 152
Weighted average life (in months)	34		92		71
Credit losses (rate per annum)(1)	0.00-3.75%		—		0.00-2.00%
Impact on fair value of 10% adverse change	$ (70)		$ —		$ —
Impact on fair value of 20% adverse change	$ (135)		$ —		$ —
Weighted average discount rate (rate per annum)	8.92%		5.25%		6.34%
Impact on fair value of 10% adverse change	$ (21)		$ (40)		$ (4)
Impact on fair value of 20% adverse change	$ (42)		$ (77)		$ (8)
Prepayment speed assumption(2)(3)	269-1375	PSA	154-513	PSA	—
Impact on fair value of 10% adverse change	$ (39)		$ (3)		$ —
Impact on fair value of 20% adverse change	$ (46)		$ (7)		$ —

(1)	Commercial mortgage loans credit losses round to less than $1 million.
(2)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(3)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its Institutional Securities business, during the six month periods ended May 31, 2005 and 2004, the Company received proceeds from new securitization transactions of $35 billion and $32 billion, respectively, and cash flows from retained interests in securitization transactions of $3.7 billion and $2.2 billion, respectively.

4.	Consumer Loans.

Consumer loans were as follows:

	At May 31, 2005	At November 30, 2004
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$20,581	$21,169
Less:
Allowance for consumer loan losses	840	943

Consumer loans, net	$19,741	$20,226

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Balance at beginning of period	$854	$1,004	943	$1,002
Additions:
Provision for consumer loan losses	209	200	344	462
Deductions:
Charge-offs	261	280	521	571
Recoveries	(38)	(32)	(74)	(63)

Net charge-offs	223	248	447	508

Balance at end of period	$840	$956	$840	$956

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$50	$64	$106	$123

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$27	$38	$60	$78

At May 31, 2005, the Company had commitments to extend credit for consumer loans of approximately $260 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

The Company received net proceeds from consumer loan sales of $262 million and $4,954 million in the quarter and six month period ended May 31, 2005 and $1,239 million and $4,435 million in the quarter and six month period ended May 31, 2004.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable, cash collateral accounts and other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At May 31, 2005, the Company had $10.2 billion of retained interests, including $6.8 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the six month periods ended May 31, 2005 and 2004, the Company completed credit card asset securitizations of $3.4 billion and $1.9 billion, respectively, and recognized net securitization gains of $16 million and $7 million, respectively, as servicing fees in the condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $27.5 billion and $28.5 billion at May 31, 2005 and November 30, 2004, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six month periods ended May 31, 2005 and 2004 were as follows:

	Six Months Ended May 31,
	2005	2004
Weighted average life (in months)	5.9	6.1
Payment rate (rate per month)	18.52%	18.00%
Credit losses (rate per annum)	6.00%	6.90%
Discount rate (rate per annum)	12.00%	14.00%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At May 31, 2005
Residual Interests (carrying amount/fair value)	$265
Weighted average life (in months)	5.2
Weighted average payment rate (rate per month)	19.86%
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 20% adverse change	$(34)
Weighted average credit losses (rate per annum)	5.68%
Impact on fair value of 10% adverse change	$(56)
Impact on fair value of 20% adverse change	$(111)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(4)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Six Months Ended May 31,
	2005	2004
Proceeds from new credit card asset securitizations	$3.4	$1.9
Proceeds from collections reinvested in previous credit card asset securitizations	$29.1	$31.7
Contractual servicing fees received	$0.3	$0.3
Cash flows received from retained interests	$1.0	$0.9

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At May 31, 2005		Six Months Ended May 31, 2005
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$46,845	$1,826	$48,028	$1,207
Less: Securitized general purpose credit card loans	27,460

Owned general purpose credit card loans	$19,385

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Long-Term Borrowings.

Long-term borrowings at May 31, 2005 scheduled to mature within one year aggregated $17,375 million.

During the six month period ended May 31, 2005, the Company issued senior notes aggregating $15,642 million, including non-U.S. dollar currency notes aggregating $4,102 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2005, $8 million; 2006, $2,647 million; 2007, $1,609 million; 2008, $4,276 million; 2009, $36 million; and thereafter, $7,066 million. In the six month period ended May 31, 2005, $6,788 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at May 31, 2005.

6.	Capital Units.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both May 31, 2005 and November 30, 2004.

7.	Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,689 million at May 31, 2005, which exceeded the amount required by $2,973 million. MSDWI’s net capital totaled $1,326 million at May 31, 2005, which exceeded the amount required by $1,236 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2005, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Treasury Shares.    During the six month period ended May 31, 2005, the Company purchased approximately $2,276 million of its common stock through a combination of open market purchases and purchases from

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees at an average cost of $55.13 per share. During the six month period ended May 31, 2004, the Company purchased approximately $187 million of its common stock through open market purchases at an average cost of $54.04 per share.

8.	Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$928	$1,224	$2,273	$2,448
Income/ (loss) on discontinued operations	—	(1)	8	1
Cumulative effect of accounting change, net	—	—	49	—

Net income applicable to common shareholders	$928	$1,223	$2,330	$2,449

Weighted average common shares outstanding	1,054	1,082	1,062	1,081

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$0.88	$1.13	$2.14	$2.27
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Basic EPS	$0.88	$1.13	$2.20	$2.27

Diluted EPS:
Net income applicable to common shareholders	$928	$1,223	$2,330	$2,449

Weighted average common shares outstanding	1,054	1,082	1,062	1,081
Effect of dilutive securities:
Stock options	26	28	23	27

Weighted average common shares outstanding and common stock equivalents	1,080	1,110	1,085	1,108

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$0.86	$1.10	$2.09	$2.21
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Diluted EPS	$0.86	$1.10	$2.15	$2.21

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	97	86	96	85

Cash dividends declared per common share were $0.27 and $0.54 for the quarter and six month period ended May 31, 2005 and $0.25 and $0.50 for the quarter and six month period ended May 31, 2004.

9.	Commitments and Contingencies.

Letters of Credit.    At May 31, 2005 and November 30, 2004, the Company had approximately $9.0 billion and $8.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate amount of the investment grade and non-investment grade lending commitments are shown below:

	At May 31, 2005	At November 30, 2004
	(dollars in millions)
Investment grade lending commitments	$21,183	$18,989
Non-investment grade lending commitments	5,515	1,409

Total	$26,698	$20,398

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

The Company has commitments to fund other less liquid investments, including at May 31, 2005, $172 million in connection with principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At May 31, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $78 billion and $96 billion, respectively.

Legal.    In addition to the matters described in the Form 10-K, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, and except as described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Coleman Litigation.    On May 16, 2005, the jury in the litigation captioned Coleman (Parent) Holdings, Inc. v. Morgan Stanley & Co., Inc. (“Coleman litigation”) returned a verdict in favor of Coleman (Parent) Holdings, Inc. (“CPH”) with respect to its claims against MS&Co. and awarded CPH $604 million in compensatory damages. On May 18, 2005, the jury awarded CPH an additional $850 million in punitive damages. On June 23, 2005, the state court of Palm Beach County, Florida entered its final judgment, awarding CPH $208 million for prejudgment interest and deducting $84 million from the award because of the settlements of related claims CPH entered into with others, resulting in a total judgment against MS&Co. of $1,578 million. On June 27, 2005, MS&Co. filed its notice of appeal and posted a bond which automatically stayed execution of the judgment pending appeal.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post- judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion.

Parmalat.    On June 23, 2005, the Company and its subsidiaries MSIL and Morgan Stanley Bank International Ltd. entered into a proposed settlement agreement (the “Parmalat Agreement”) with the administrator of Parmalat. Pursuant to the Parmalat Agreement, the Company agreed to pay €155 million to Parmalat as part of a global settlement of all existing and potential claims between the Company and Parmalat, while preserving the Company’s €35 million claim which was admitted in December 2004 in the administration of Parmalat. The Parmalat Agreement is subject to the approval of the Italian Government.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 19.

Other.    The Company entered into agreements with John J. Mack, Chairman of the Board and CEO of the Company, and Philip J. Purcell, former Chairman of the Board and CEO of the Company, that were filed as exhibits to the Company’s Current Reports on Form 8-K dated July 5, 2005 and July 7, 2005, respectively. The Company also entered into agreements with certain senior executives relating to their continued services. In certain circumstances, compensation amounts due to such executives may be accelerated.

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at May 31, 2005 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at May 31, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	May 31, 2005(1)		At November 30, 2004(1)
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$20,885	$15,759	$22,998	$18,797
Foreign exchange forward contracts and options	6,272	7,453	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	6,184	8,635	5,898	7,373
Commodity forwards, options and swaps	9,108	7,988	11,294	8,702

Total	$42,449	$39,835	$49,475	$43,540

(1)	Effective December 1, 2004 the Company elected to net cash collateral paid or received against its OTC derivatives inventory under credit support annexes. See Note 1.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Segment Information.

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

Beginning in the third quarter of fiscal 2005, the principal components of the Credit Services residential mortgage loan business will be managed and included within the results of the Institutional Securities business segment.

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2005	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,357	$1,149	$641	$520	$(66)	$5,601
Net interest	—	79	1	358	—	438

Net revenues	$3,357	$1,228	$642	$878	$(66)	$6,039

Income from continuing operations before losses from unconsolidated investees and income taxes	$830	$118	$175	$242	$25	$1,390
Losses from unconsolidated investees	67	—	—	—	—	67

Income from continuing operations before taxes(1)	$763	$118	$175	$242	$25	$1,323

Three Months Ended May 31, 2004(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,566	$1,149	$690	$607	$(75)	$5,937
Net interest	381	60	—	272	—	713

Net revenues	$3,947	$1,209	$690	$879	$(75)	$6,650

Income from continuing operations before losses from unconsolidated investees and income taxes	$1,135	$132	$209	$298	$29	$1,803
Losses from unconsolidated investees	81	—	—	—	—	81

Income from continuing operations before taxes(1)	$1,054	$132	$209	$298	$29	$1,722

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended May 31, 2005	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,530	$2,312	$1,336	$1,221	$(135)	$11,264
Net interest	812	154	2	653	—	1,621

Net revenues	$7,342	$2,466	$1,338	$1,874	$(135)	$12,885

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$1,875	$471	$462	$622	$49	$3,479
Losses from unconsolidated investees	140	—	—	—	—	140

Income from continuing operations before taxes and cumulative effect of accounting change, net(1)(3)	$1,735	$471	$462	$622	$49	$3,339

Six Months Ended May 31, 2004(2)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,626	$2,300	$1,332	$1,259	$(149)	$11,368
Net interest	825	120	—	578	—	1,523

Net revenues	$7,451	$2,420	$1,332	$1,837	$(149)	$12,891

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$2,318	$298	$379	$663	$58	$3,716
Losses from unconsolidated investees	174	—	—	—	—	174
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income from continuing operations before taxes(1)	$2,099	$298	$379	$663	$58	$3,497

Total Assets(4)	Institutional Securities	Individual Investor Group	Investment Management	Credit Services	Intersegment Eliminations	Total
	(dollars in millions)
At May 31, 2005	$774,082	$15,778	$3,508	$25,507	$(164)	$818,711

At November 30, 2004(2)	$698,743	$17,839	$3,759	$25,385	$(213)	$745,513

(1)	See Note 17 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.
(3)	See Note 1 for a discussion of the cumulative effect of accounting change, net.
(4)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Variable Interest Entities.

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

At May 31, 2005, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $7.6 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured borrowings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At May 31, 2005, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $30.9 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt and loan obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $13.9 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at May 31, 2005. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes certain information regarding these guarantees at May 31, 2005:

	Maximum Potential Payout/Notional
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total	Carrying Amount	Collateral/ Recourse
	(dollars in millions)
Derivative contracts	$475,913	$348,558	$390,114	$368,436	$1,583,021	$29,224	$111
Standby letters of credit and other financial guarantees	1,766	270	230	432	2,698	21	646
Market value guarantees	4	33	227	654	918	53	133
Liquidity guarantees	1,369	8	49	121	1,547	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could be required to make under these provisions at May 31, 2005 and November 30, 2004 was $287 million and $265 million, respectively. As of both May 31, 2005 and November 30, 2004, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $68 million.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Credit Services securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2005 and November 30, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $186 million and $198 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters and six month periods ended May 31, 2005 and 2004:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Losses related to merchant chargebacks (dollars in millions)	$2	$1	$4	$2
Aggregate credit card transaction volume (dollars in billions)	25.4	24.4	51.3	48.5

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at May 31, 2005. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At May 31, 2005	At November 30, 2004
	(dollars in millions)
Settlement withholdings and escrow deposits	$52	$53

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

The Company provides liquidity support to holders of certain bonds. If holders elect to sell supported bonds and such bonds cannot be remarketed, the Company is obligated to repurchase them at par and would then be the holder of record of such bonds. There have been no instances in which the Company has been required to perform under these arrangements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the quarters and six month periods ended May 31, 2005 and 2004, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Losses from unconsolidated investees	$67	$81	$140	$174
Tax credits	67	78	145	182
Tax benefits on losses	27	39	56	70

Under the current tax law, synthetic fuels tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”) are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2005 or future years exceeds the applicable Base Price, the Section 29 tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Section 29 tax credits realized in prior years are not affected by this limitation. In April 2005, the Company entered into a derivative contract designed to reduce its economic exposure to rising oil prices and the potential phase-out of the Section 29 tax credits in 2005. Changes in fair value relative to this derivative contract are included within Principal transactions—trading revenues.

Internal Revenue Service (“IRS”) field auditors had been contesting the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (the “LLC”). To qualify for the Section 29 tax credits, the production facility must have been placed in service before July 1, 1998. The IRS has issued a Technical Advice Memorandum confirming that the LLC’s synthetic fuel facilities at issue meet the placed in service requirement under Section 29 of the Internal Revenue Code. The LLC has been informed that the IRS field auditors have decided to close the audit without any disallowance of tax credits.

15.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Service cost, benefits earned during the period	$33	$28	$66	$56
Interest cost on projected benefit obligation	35	33	70	66
Expected return on plan assets	(32)	(32)	(64)	(64)
Net amortization and other	9	6	18	12

Net periodic benefit expense	$45	$35	$90	$70

16.	Aircraft under Operating Leases.

In accordance with SFAS No. 144, the Company’s aircraft are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an aircraft may not be recoverable. During the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded pre-tax income/(loss) on discontinued operations of $13 million for the six month period ended May 31, 2005 and $(1) million and $2 million for the three and six month periods ended May 31, 2004. The pre-tax income/(loss) from discontinued operations in the quarter and six month period ended May 31, 2004 included a $2 million non-cash pre-tax asset impairment charge.

18.	Business Acquisition and Sale.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit network currently serving banks, credit unions and savings institutions. As of the date of acquisition, the results of PULSE are included within the Credit Services business segment. The acquisition price was approximately $311 million, of which $280 million was paid in cash during the first quarter of fiscal 2005. The Company recorded goodwill and other intangible assets of $321 million in connection with the acquisition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement.

At January 12, 2005
(dollars in millions)
Cash and cash equivalents	$1
Receivables	22
Office facilities	14
Other assets	14
Amortizable intangible assets	91
Goodwill	230

Total assets acquired	372
Total liabilities assumed	61

Net assets acquired	$311

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

The Company is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company expects the field work for the IRS examination to be completed during 2005 and intends to appeal any proposed adjustments relative to unresolved issues. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Individual Investor Group ($29 million), Investment Management ($5 million) and Credit Services ($4 million) segments. The impact of this correction to the current six month period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

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

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. The Company expects to complete its evaluation of the effects of the Act once this guidance is received. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $4.0 billion. If the final guidance from the U.S. Treasury enables the Company to repatriate foreign earnings under the Act, the income tax on such repatriation could have a material impact on the Company’s effective income tax rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (“Morgan Stanley”) as of May 31, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2005 and 2004, and condensed consolidated statements of cash flows for the six-month periods ended May 31, 2005 and 2004. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2004, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004; and, in our report dated February 7, 2005, (which report contains an explanatory paragraph relating to the adoption in 2003 of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective December 1, 2004, Morgan Stanley adopted SFAS No. 123R, “Share-based Payment.”

/s/ DELOITTE & TOUCHE LLP

New York, New York

July 7, 2005

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

On June 30, 2005, the Board of Directors announced that John J. Mack had been elected as Chairman of the Board and CEO of the Company, and that Philip J. Purcell has left the position of Chairman of the Board and CEO with Mr. Mack’s election, both effective immediately. Concurrently, the Company entered into agreements with Messrs. Mack and Purcell that were filed as exhibits to the Company’s Current Reports on Form 8-K dated July 5, 2005 and July 7, 2005, respectively. The Company also entered into agreements with certain senior executives relating to their continued services. In certain circumstances, compensation amounts due to such executives may be accelerated.

On June 30, 2005, the Company also announced that Stephen S. Crawford and Zoe Cruz resigned from their positions on the Board, effective immediately. Mr. Crawford and Ms. Cruz continue to serve as Co-Presidents of the Company.

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

The Company’s results of operations for the three and six month periods ended May 31, 2005 and 2004 are discussed below.

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004(1)	2005	2004(1)
Net revenues (dollars in millions):
Institutional Securities	$3,357	$3,947	$7,342	$7,451
Individual Investor Group	1,228	1,209	2,466	2,420
Investment Management	642	690	1,338	1,332
Credit Services	878	879	1,874	1,837
Intersegment Eliminations	(66)	(75)	(135)	(149)

Consolidated net revenues	$6,039	$6,650	$12,885	$12,891

Income before taxes(2) (dollars in millions):
Institutional Securities	$830	$1,135	$1,875	$2,318
Individual Investor Group	118	132	471	298
Investment Management	175	209	462	379
Credit Services	242	298	622	663
Intersegment Eliminations	25	29	49	58

Consolidated income before taxes	$1,390	$1,803	$3,479	$3,716

Consolidated net income (dollars in millions)	$928	$1,223	$2,330	$2,449

Basic earnings per common share:
Income from continuing operations	$0.88	$1.13	$2.14	$2.27
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Basic earnings per common share	$0.88	$1.13	$2.20	$2.27

Diluted earnings per common share:
Income from continuing operations	$0.86	$1.10	$2.09	$2.21
Income on discontinued operations	—	—	0.01	—
Cumulative effect of accounting change, net	—	—	0.05	—

Diluted earnings per common share	$0.86	$1.10	$2.15	$2.21

Statistical Data.

Book value per common share(3)	$26.07	$24.59	$26.07	$24.59

Return on average common equity	13.1%	18.4%	16.4%	18.8%

Effective income tax rate	29.9%	28.9%	32.1%	30.0%

Consolidated assets under management or supervision (dollars in billions):
Equity	$270	$226	$270	$226
Fixed Income	118	128	118	128
Money Market	84	70	84	70
Other(4)	93	86	93	86

Total(5)	$565	$510	$565	$510

Worldwide employees	54,142	51,580	54,142	51,580

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004(1)	2005	2004(1)
Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(6):
Global market volume	$92.2	$132.6	$122.3	$148.2
Market share	30.1%	35.7%	24.3%	30.0%
Rank	1	2	3	2
Mergers and acquisitions announced transactions (dollars in billions)(6):
Global market volume	$208.1	$76.5	$322.0	$181.2
Market share	39.0%	21.7%	35.9%	26.6%
Rank	1	3	1	2
Global equity and equity-related issues (dollars in billions)(6):
Global market volume	$5.7	$16.4	$14.6	$28.6
Market share	6.4%	12.7%	9.2%	13.3%
Rank	6	2	4	1
Global debt issues (dollars in billions)(6):
Global market volume	$81.1	$104.0	$150.8	$166.5
Market share	5.9%	7.6%	6.2%	7.1%
Rank	5	2	4	3
Global initial public offerings (dollars in billions)(6):
Global market volume	$2.1	$3.1	$4.0	$6.8
Market share	8.8%	10.2%	9.8%	15.3%
Rank	2	2	2	1
Pre-tax profit margin(7)	25%	29%	26%	31%

Individual Investor Group:
Global representatives	10,438	10,722	10,438	10,722
Annualized net revenue per global representative (dollars in thousands)(8)	$470	$449	$461	$444
Total client assets (dollars in billions)	$613	$579	$613	$579
Fee-based assets as a percentage of total client assets	27%	25%	27%	25%
Pre-tax profit margin(7)	10%	11%	19%	12%

Investment Management:
Assets under management or supervision (dollars in billions)	$416	$384	$416	$384
Percent of fund assets in top half of Lipper rankings(9)	76%	59%	76%	59%
Pre-tax profit margin(7)	27%	30%	35%	29%
Pre-tax profit margin(7) (excluding private equity)	29%	25%	34%	27%

Credit Services (dollars in millions, unless otherwise noted)(10):
Period-end credit card loans—Owned	$19,385	$17,506	$19,385	$17,506
Period-end credit card loans—Managed	$46,845	$46,828	$46,845	$46,828
Average credit card loans—Owned	$18,753	$16,202	$18,979	$17,036
Average credit card loans—Managed	$47,146	$46,929	$48,028	$47,793
Net principal charge-off rate—Owned	4.62%	6.02%	4.62%	5.91%
Net principal charge-off rate—Managed	4.94%	6.48%	5.03%	6.40%
Transaction volume (dollars in billions)	$25.4	$24.4	$51.3	$48.5
Payment services transaction volume (in millions)	766	300	1,293	604
Pre-tax profit margin(7)	28%	34%	33%	36%

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net.
(3)	Book value per common share equals shareholders’ equity of $28,330 million at May 31, 2005 and $27,002 million at May 31, 2004, divided by common shares outstanding of 1,087 million at May 31, 2005 and 1,098 million at May 31, 2004, respectively.

(4)	Amounts include alternative investment vehicles.
(5)	Revenues and expenses associated with these assets are included in the Company’s Investment Management, Individual Investor Group and Institutional Securities segments.
(6)	Source: Thomson Financial, data as of June 9, 2005—The data for the three months ended May 31, 2005 and 2004 are for the periods from March 1 to May 31, 2005 and March 1 to May 31, 2004, respectively. The data for the six months ended May 31 are for the periods from January 1 to May 31, 2005 and January 1 to May 31, 2004, respectively, as Thomson Financial presents this data on a calendar-year basis.
(7)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.
(8)	Annualized Individual Investor Group net revenues divided by average global representative headcount.
(9)	Source: Lipper, one-year performance excluding money market funds as of May 31, 2005 and 2004, respectively.
(10)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Credit Services—Managed General Purpose Credit Card Loan Data” herein.

Second Quarter 2005—Performance.

Company Results.    The Company recorded net income of $928 million and diluted earnings per share of $0.86 for the quarter ended May 31, 2005, decreases of 24% and 22%, respectively, from the comparable fiscal 2004 period. Net revenues (total revenues less interest expense and the provision for loan losses) decreased 9% from last year’s second quarter to $6.0 billion and the return on average common equity was 13.1% compared with 18.4% in the second quarter of last year.

Non-interest expenses of $4.6 billion decreased 4% from the prior year, and included net expenses of approximately $140 million related to various legal matters, including an increase in legal reserves due to a proposed settlement agreement in the Parmalat Matter (see “Legal Proceedings” in Part II, Item 1). The Company did not record any changes to the legal reserve associated with the Coleman Litigation (see “Legal Proceedings” in Part II, Item 1).

The Company’s effective income tax rate was 29.9% for the second quarter of fiscal 2005 and 28.9% in the second quarter of fiscal 2004. The increase primarily reflected lower domestic tax credits and tax exempt income.

For the six month period ended May 31, 2005, net income was $2,330 million, a 5% decrease from the comparable fiscal 2004 period. Diluted earnings per share were $2.15, down 3% from a year ago. Net revenues in the six month period were relatively unchanged at $12.9 billion and non-interest expenses increased 3% to $9.4 billion. The annualized return on average common equity for the six month period was 16.4% compared with 18.8% last year.

Institutional Securities.    The Company’s Institutional Securities business recorded income from continuing operations before losses from unconsolidated investees and income taxes of $830 million, a 27% decrease from last year’s second quarter. Net revenues decreased 15% to $3.4 billion, reflecting declines in fixed income sales and trading and equity underwriting revenues. Non-interest expenses were $2.5 billion, a 10% decrease from a year ago. Compensation and benefits expenses declined due to lower incentive-based compensation accruals. Non-compensation expenses were relatively unchanged compared to the second quarter of last year. The current quarter reflected higher expenses associated with increased levels of business activity while the prior year’s second quarter included an aircraft impairment charge.

Investment banking advisory revenues rose 10% from last year’s second quarter to $357 million, primarily reflecting higher revenues from the real estate sector. Underwriting revenues decreased 33% from last year’s second quarter to $378 million due to lower equity and fixed income underwriting revenues.

Fixed income sales and trading net revenues were $1.3 billion, down 28% from a strong second quarter of fiscal 2004. Net revenues declined sharply in interest rate and currency products as mixed U.S. economic data resulted in a less favorable interest rate trading environment and lower foreign exchange rate volatility led to a decline in foreign exchange revenues. Commodities net revenues were significantly lower, particularly in North America electricity, as compared with the strong level of revenues recorded in the second quarter of fiscal 2004.

Credit products revenues were up slightly as solid results in securitized products offset lower revenues, due to widening credit spreads in corporate credit products. Equity sales and trading net revenues were essentially equal to last year at $1.1 billion. Client flows remained steady in the cash and derivatives businesses, while trading revenues were weaker. Prime brokerage had a record quarter driven by growth in client assets.

Individual Investor Group.    The Individual Investor Group recorded pre-tax income of $118 million, an 11% decrease from the second quarter of fiscal 2004. Net revenues increased 2% from last year’s second quarter to $1.2 billion, reflecting higher asset management, distribution and administration fees as client assets in fee-based accounts increased, partially offset by a 12% decline in commissions, reflecting lower revenue-based transaction volumes. Non-interest expenses were up 3% from a year ago to $1.1 billion, driven by higher professional services costs reflecting increased sub-advisory fees and consulting expenses. Total client assets were $613 billion, up 6% from a year ago. Client assets in fee-based accounts rose 14% to $165 billion at May 31, 2005 and increased as a percentage of total client assets to 27% from 25% in the prior year period. At quarter-end, the number of global representatives was 10,438, a decrease of 284 from May 31, 2004.

Investment Management.    Investment Management recorded pre-tax income of $175 million, a 16% decrease from last year’s second quarter. The decrease reflected a 7% decrease in net revenues to $642 million driven by lower investment gains associated with the private equity business, partially offset by an increase in revenues generated by higher average assets under management. Non-interest expenses fell 3% to $467 million, largely due to a decline in compensation and benefits expense resulting from lower incentive-based compensation accruals. Assets under management or supervision within Investment Management of $416 billion were up $32 billion, or 8%, from the second quarter of last year, primarily due to an increase in institutional assets, reflecting an increase in net flows of liquidity products and market appreciation.

Credit Services.    Credit Services pre-tax income was $242 million, a decrease of 19% from the second quarter of fiscal 2004. The decrease in earnings was driven by lower servicing fees, primarily due to lower levels of mortgage whole loan sales and an approximate $20 million charge for the impairment of mortgage servicing rights, and higher non-interest expenses, partially offset by an increase in net interest income and merchant, cardmember and other fees. Non-interest expenses were 9% higher than a year ago due to higher marketing and business development and compensation expenses. The managed credit card net charge-off rate for the second quarter decreased 154 basis points from the same period a year ago to 4.94%, benefiting from the Company’s credit quality and collection initiatives and generally favorable economic conditions. The managed over 30-day delinquency rate for the second quarter decreased 98 basis points from a year ago to 3.90%, and the managed over 90-day delinquency rate was 57 basis points lower than a year ago at 1.83%. Managed credit card loans were $46.8 billion at quarter-end, relatively unchanged from a year ago.

Business Outlook.

Entering the third quarter of fiscal 2005, global economic and market conditions were generally stable, although trading conditions remained mixed. U.S. consumer confidence improved, although investors remain concerned about corporate profits, persistently higher oil prices, inflation, the U.S. federal budget deficit and high levels of geopolitical risk. These factors and the lower level of business activity in Institutional Securities and the Individual Investor Group that typically occurs during the summer months could negatively impact the results of the Company in the third quarter of fiscal 2005.

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2005.

The U.S. economy remained generally strong during the six month period ended May 31, 2005, benefiting from accommodative fiscal and monetary policies, supported by productivity gains. Consumer confidence was mixed, reflecting concerns over, among other things, the level of oil prices. Consumer spending moderated while the U.S. unemployment rate declined to a four-year low of 5.1%. The equity markets declined during the second quarter of fiscal 2005, as concerns over oil prices, inflation, a growing U.S. federal budget deficit, a mixed earnings outlook and corporate credit rating actions more than offset other positive economic developments. The Federal Reserve Board (the “Fed”) continued its efforts to tighten credit conditions by raising both the overnight lending rate and the discount rate on four separate occasions by an aggregate of 1.00% during the six month period ended May 31, 2005. Long-term interest rates, however, declined as the yield curve flattened during the quarter. Subsequent to quarter-end, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, economic growth remained sluggish, and inflation remained stable. Toward the end of the quarter, the U.S. dollar strengthened significantly against the euro. The European Central Bank left the benchmark interest rate unchanged during the six month period ended May 31, 2005. In the U.K., economic growth moderated, reflecting a decline in consumer consumption. During the six month period ended May 31, 2005, the Bank of England left the benchmark interest rate unchanged.

In Japan, the economy continued to show signs of recovery although export growth remained weak. The jobless rate in Japan fell to the lowest level since December 1998. In China, economic growth continued to be fueled by exports, although the pace of expansion moderated.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Investment Management to the Individual Investor Group associated with sales of certain products and the related compensation costs paid to Individual Investor Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $25 million and $29 million in the quarters ended May 31, 2005 and 2004, respectively, and $49 million and $58 million in the six month periods ended May 31, 2005 and 2004, respectively.

Certain reclassifications have been made to prior-period segment amounts to conform to the current year’s presentation.

Beginning in the third quarter of fiscal 2005, the principal components of the Credit Services residential mortgage loan business will be managed and included within the results of the Institutional Securities business segment.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Revenues:
Investment banking	$735	$891	$1,477	$1,630
Principal transactions:
Trading	1,800	1,923	3,530	3,614
Investments	123	136	178	152
Commissions	538	527	1,041	1,032
Asset management, distribution and administration fees	39	32	73	66
Interest and dividends	5,371	3,151	10,636	6,376
Other	122	57	231	132

Total revenues	8,728	6,717	17,166	13,002
Interest expense	5,371	2,770	9,824	5,551

Net revenues	3,357	3,947	7,342	7,451

Total non-interest expenses	2,527	2,812	5,467	5,133

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	830	1,135	1,875	2,318
Losses from unconsolidated investees	67	81	140	174
Dividends on preferred securities subject to mandatory redemption	—	—	—	45

Income from continuing operations before income taxes and cumulative effect of accounting change, net	$763	$1,054	$1,735	$2,099

Investment Banking.    Investment banking revenues for the quarter declined 18% from the comparable period of fiscal 2004. Advisory fees from merger, acquisition and restructuring transactions were $357 million, an increase of 10% from the comparable period of fiscal 2004, even though industry-wide completion volumes fell 18% over the same period. Advisory revenues in the quarter were the highest since the quarterly levels reached in fiscal 2001 and primarily reflected higher revenues from the real estate sector. Underwriting revenues were $378 million, a decrease of 33% from the comparable period of fiscal 2004. Equity underwriting revenues were $145 million, a decrease of 54% from the exceptionally strong results recorded in the second quarter of fiscal 2004. The decrease primarily reflected lower transaction volume, as industry-wide transaction activity declined 31%. The Company’s equity underwriting revenues reflected decreases from the basic materials, industrial, technology and healthcare sectors, partially offset by higher revenues from the financial services sectors. Fixed income underwriting revenues decreased 8% to $233 million as compared with a 1% increase in industry-wide activity. The decrease primarily reflected lower underwriting revenues from structured fixed income products.

At May 31, 2005, the backlog of equity underwriting and merger, acquisition and restructuring transactions was higher as compared with the second quarter of fiscal 2004, while the backlog of fixed income underwriting transactions was relatively unchanged compared with the second quarter of fiscal 2004. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction.

Investment banking revenues in the six month period ended May 31, 2005 decreased 9% from the comparable period of fiscal 2004. The decrease was due to lower revenues from equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions and merger, acquisition and restructuring activities.

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

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Equity	$1,119	$1,113	$2,333	$2,218
Fixed income(1)	1,323	1,828	3,319	3,479

(1)	Amounts include revenues from interest rate and currency products, credit products and commodities. Amounts exclude revenues from aircraft financing and corporate lending activities.

Total sales and trading revenues decreased 17% in the quarter ended May 31, 2005 from the comparable period of fiscal 2004, reflecting lower fixed income sales and trading revenues.

Equity sales and trading revenues were essentially flat as compared with the prior year quarter. Record revenues in the prime brokerage business, reflecting growth in global customer balances and new customer activity, were offset by lower equity trading revenues. The trading environment was generally difficult during the quarter due to a lack of market direction, low volatility levels, widening credit spreads and tightening liquidity. Client flows remained steady in the cash and derivatives businesses. Commission revenues continued to be affected by intense competition and a continued shift toward electronic trading.

Fixed income sales and trading revenues decreased 28% from a strong second quarter of fiscal 2004, primarily due to lower revenues from interest rate and currency products and commodity products. Interest rate and currency product revenues decreased 26%, primarily due to lower revenues from foreign exchange products and interest rate derivatives. Lower foreign exchange rate volatility primarily led to the decline in foreign exchange revenues, while mixed U.S. economic data resulted in a less favorable interest rate trading environment. Commodities revenues decreased 66% from the strong level of revenues recorded in the second quarter of fiscal 2004, primarily due to a sharp decline in revenues from electricity products. Credit product revenues increased 1% as higher revenues from securitized products offset lower revenues from corporate credit products, which were affected by widening global credit spreads.

Total sales and trading revenues decreased 2% in the six month period ended May 31, 2005 from the comparable period of fiscal 2004, reflecting lower revenues from fixed income products, partially offset by higher revenues from equity products. Equity sales and trading revenues increased 5%, driven primarily by higher revenues in the prime brokerage and derivatives businesses. Revenues in the prime brokerage business reflected growth in global customer balances and new customer activity. Revenues from derivatives products increased primarily due to higher customer volumes. Fixed income sales and trading revenues decreased 5% primarily due to lower revenues in commodities products. Commodities revenues decreased primarily due to lower revenues from electricity and oil liquid products. Credit product revenues increased primarily due to strong demand in securitized products and improved results in distressed debt trading. Interest rate and currency product revenues decreased modestly, primarily due to lower revenues from foreign exchange products, partially offset by higher revenues from emerging market fixed income securities.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net interest expense associated with the Company’s aircraft financing activities, as well as net revenues from corporate lending activities. In the quarter and six month period ended May 31, 2005, revenues from corporate lending activities decreased by approximately $70 million and $100 million, respectively, reflecting the impact of wider credit spreads on mark-to-market valuations on a higher level of loans made in the fiscal 2005 periods.

Principal Transactions-Investments.    Principal transactions investment revenue decreased 10% in the quarter and increased 17% in the six month period ended May 31, 2005 from the comparable periods of fiscal 2004. The decrease in the quarter was primarily related to a gain on the sale of an investment in TradeWeb that was recorded in the second quarter of fiscal 2004. The increase in the six month period was primarily related to net gains associated with the Company’s principal investment activities.

Other.    Other revenues increased 114% and 75% in the quarter and six month periods ended May 31, 2005, primarily driven by revenues associated with Barra, Inc., which was acquired on June 3, 2004. Net rental and other revenues associated with the Company’s aircraft financing activities were relatively unchanged in both the quarter and six month period ended May 31, 2005 when compared with the prior year periods.

At quarter-end, all of the Company’s aircraft were either leased or committed to a lease transaction. Unanticipated events, however, including the sale of additional aircraft or impairment charges, could have an adverse impact on the results of the aircraft financing business. For additional information on the aircraft financing business, see “Discontinued Operations” herein.

Non-Interest Expenses.    Non-interest expenses decreased 10% in the quarter but increased 7% in the six month period ended May 31, 2005. Compensation and benefits expense decreased 16% and 5% in the quarter and six month period, respectively, due to lower incentive-based compensation accruals resulting from lower net revenues. Excluding compensation and benefits expense, non-interest expenses were relatively unchanged in the quarter and increased 29% in the six month period. Occupancy and equipment expense increased 29% and 65% in the quarter and six month period, respectively. The increase in both periods included higher rental and maintenance costs. The increase in the six month period also included a $71 million charge for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 17% and 16% in the quarter and six month period, respectively, primarily reflecting increased trading activity. Information processing and communications expense increased 17% and 18% in the quarter and six month period, respectively, primarily due to higher telecommunication, data processing and market data costs. Professional services expense increased 33% and 32% in the quarter and six month period, respectively, primarily due to higher consulting and legal costs, including costs related to the Coleman Litigation. Other expenses decreased 39% in the quarter but increased 39% in the six month period. The decrease in the quarter was primarily due to an aircraft impairment charge of $107 million that was recorded in the prior year. The current quarter included legal accruals of approximately $120 million related to the Parmalat Matter (see Note 9 to the condensed consolidated financial statements and “Legal Proceedings” in Part II, Item 1), while the prior year quarter included legal accruals of approximately $110 million related to the Parmalat Matter and IPO Allocation Matters. The increase in Other expenses in the six month period reflected a $360 million charge related to the Coleman Litigation (see Note 9 to the condensed consolidated financial statements and “Legal Proceedings” in Part II, Item 1), while the prior year second quarter included the aircraft impairment charge of $107 million.

INDIVIDUAL INVESTOR GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Revenues:
Investment banking	$68	$82	$139	$159
Principal transactions:
Trading	111	141	231	282
Investments	(2)	(4)	(4)	—
Commissions	295	336	624	721
Asset management, distribution and administration fees	632	557	1,239	1,068
Interest and dividends	149	95	284	188
Other	45	37	83	70

Total revenues	1,298	1,244	2,596	2,488
Interest expense	70	35	130	68

Net revenues	1,228	1,209	2,466	2,420

Total non-interest expenses	1,110	1,077	1,995	2,122

Income before taxes and cumulative effective of accounting change, net	$118	$132	$471	$298

Investment Banking.    Investment banking revenues decreased 17% and 13% in the quarter and six month period ended May 31, 2005 primarily due to lower revenues from fixed income and equity underwriting transactions.

Principal Transactions.    Principal transaction trading revenues decreased 21% and 18% in the quarter and six month period ended May 31, 2005 primarily due to lower revenues from fixed income products, reflecting lower customer transaction activity in government, corporate and municipal fixed income securities, partially offset by higher revenues from Unit Investment Trust products.

Commissions.    Commission revenues decreased 12% and 13% in the quarter and six month period ended May 31, 2005 due to lower transaction volumes reflecting lower individual investor participation in the equity markets as compared with the prior year periods.

Net Interest.    Net interest revenues increased 32% and 28% in the quarter and six month period ended May 31, 2005, primarily due to more favorable net interest spreads earned on client margin activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 13% and 16% in the quarter and six month period ended May 31, 2005. An increase in client asset balances resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed accounts.

Client asset balances increased to $613 billion at May 31, 2005 from $579 billion at May 31, 2004. The increase was due to net new assets and market appreciation, reflecting improvement in the global financial markets over the twelve-month period. Client assets in fee-based accounts rose 14% from May 31, 2004 to $165 billion at May 31, 2005 and increased as a percentage of total client assets to 27% from 25% at May 31, 2004.

Other.    Other revenues increased 22% and 19% in the quarter and six month period ended May 31, 2005, primarily due to higher miscellaneous revenues.

Non-Interest Expenses.    Non-interest expenses increased 3% in the quarter and decreased 6% in the six month period ended May 31, 2005. The decrease in the six month period was primarily due to the Individual Investor Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 3% in the six month period. Information processing and communications increased 11% and 5% in the quarter and six month period primarily due to an increase in telecommunications expense. Professional services expense increased 30% and 29% in the quarter and six month period largely due to higher sub-advisory fees associated with increased asset and revenue growth, as well as higher consulting fees. The six month period also included higher legal fees. Occupancy and equipment expense increased 24% in the six month period primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Other expenses decreased 11% in the six month period, as the prior year included higher litigation expenses related to legal matters within the branch system.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Revenues:
Investment banking	$11	$10	$22	$23
Principal transactions:
Investments	2	59	66	68
Commissions	7	8	14	15
Asset management, distribution and administration fees	615	607	1,220	1,211
Interest and dividends	3	1	6	3
Other	6	6	14	15

Total revenues	644	691	1,342	1,335
Interest expense	2	1	4	3

Net revenues	642	690	1,338	1,332

Total non-interest expenses	467	481	876	953

Income before taxes and cumulative effective of accounting change, net	$175	$209	$462	$379

Investment Banking.    Investment banking revenues increased 10% in the quarter but decreased 4% in the six month period ended May 31, 2005. The increase in the quarter reflected higher fees from Unit Investment Trust sales, while the decrease in the six month period reflected lower fees from Unit Investment Trust sales.

Principal Transactions.    Principal transaction net investment gains aggregating $2 million and $66 million were recognized in the quarter and six month period ended May 31, 2005 as compared with net gains of $59 million and $68 million in the quarter and six month period ended May 31, 2004. The decrease in the quarter primarily reflected lower net gains in the Company’s private equity portfolio.

Asset Management, Distribution and Administration Fees.    Investment Management’s period-end and average customer assets under management or supervision were as follows:

			Average For the Three Months Ended		Average For the Six Months Ended
	At May 31, 2005	At May 31, 2004	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$199	$195	$201	$197	$202	$199
Institutional	217	189	219	187	222	179

Total	$416	$384	$420	$384	$424	$378

Assets under management or supervision by asset class:
Equity	$206	$182	$205	$183	$205	$180
Fixed income	103	114	106	116	110	114
Money market	80	66	82	64	82	63
Other(1)	27	22	27	21	27	21

Total	$416	$384	$420	$384	$424	$378

(1)	Amounts include alternative investment vehicles.

Activity in Investment Management’s customer assets under management or supervision were as follows (dollars in billions):

	Three Months Ended		Six Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
	(dollars in billions)
Balance at beginning of period	$427	$380	$424	$357
Net flows excluding money markets	(4)	5	(12)	7
Net flows from money markets	(3)	4	(2)	6
Net market (depreciation)/appreciation	(4)	(5)	6	14

Total net (decrease)/increase	(11)	4	(8)	27

Balance at end of period	$416	$384	$416	$384

Asset management, distribution and administration fees increased 1% in both the quarter and six month period ended May 31, 2005, as higher fund management and administration fees associated with a 9% and 12% increase in average assets under management in the quarter and six month period, respectively, were partly offset by lower distribution and performance fees. In addition, although average equity assets under management increased 12% in the quarter and 14% in the six month period, a greater proportion of these assets were in products generating lower fees as compared with the prior year periods.

As of May 31, 2005, customer assets under management or supervision increased $32 billion from May 31, 2004. The net increase was primarily due to an increase in institutional assets, reflecting an increase in net flows of liquidity products and market appreciation.

Non-Interest Expenses.    Non-interest expenses decreased 3% and 8% in the quarter and six month period ended May 31, 2005. The decrease in the six month period was primarily due to Investment Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses decreased 4% in the six month period ended May 31, 2005. Compensation and benefits expense decreased 8% and 2% in the quarter and six month period, primarily reflecting lower incentive-based compensation accruals. Brokerage, clearing and exchange fees decreased 7% and 6% in the quarter and six month period, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Other expenses increased 100% in the quarter, primarily due to a reduction in legal reserves recorded in the prior year period resulting from the resolution of certain legal matters. Other expenses decreased 40% in the six month period, primarily due to a reduction in legal reserves resulting from the resolution of certain legal matters in the first quarter of fiscal 2005.

CREDIT SERVICES

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Fees:
Merchant, cardmember and other	$318	$306	$626	$643
Servicing	413	485	939	1,057
Other	(2)	16	—	21

Total non-interest revenues	729	807	1,565	1,721

Interest revenue	544	435	1,012	915
Interest expense	186	163	359	337

Net interest income	358	272	653	578
Provision for consumer loan losses	209	200	344	462

Net credit income	149	72	309	116

Net revenues	878	879	1,874	1,837

Total non-interest expenses	636	581	1,252	1,174

Income before taxes and cumulative effect of accounting change, net	$242	$298	$622	$663

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees increased 4% in the quarter ended May 31, 2005 primarily due to higher transaction processing revenues, merchant discount revenues and late payment fees, partially offset by the allocation of interchange revenues to certain securitization transactions and higher net cardmember rewards. Merchant, cardmember and other fees decreased 3% in the six month period ended May 31, 2005 primarily due to the allocation of interchange revenues to certain securitization transactions, higher net cardmember rewards and lower overlimit fees, partially offset by higher transaction processing revenues, merchant discount revenues, and balance transfer and late payment fees. The increase in transaction processing revenues in both periods was related to PULSE, which the Company acquired on January 12, 2005 (see “Business Acquisition and Sale” herein). The increase in net cardmember rewards in both periods reflected the impact of promotional programs and record sales volume. The increase in merchant discount revenues in both periods reflected record sales volume. The decline in overlimit fees in the six month period ended May 31, 2005 was due to fewer overlimit accounts and the Company’s modification of its overlimit fee policies and procedures in response to industry-wide regulatory guidance, partially offset by lower charge-offs of such fees. Balance transfer fees in the six month period increased as a result of the Company’s continued focus on improving balance transfer profitability.

Servicing Fees.

The table below presents the components of servicing fees:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
Merchant, cardmember and other fees	$168	$161	$339	$343
Other revenue	(36)	—	21	30

Total non-interest revenues	132	161	360	373

Interest revenue	916	1,015	1,864	2,059
Interest expense	269	174	516	350

Net interest income	647	841	1,348	1,709
Provision for consumer loan losses	366	517	769	1,025

Net credit income	281	324	579	684

Servicing fees	$413	$485	$939	$1,057

Servicing fees decreased 15% in the quarter and 11% in the six month period ended May 31, 2005 due to lower net interest cash flows and lower other revenues, partially offset by a lower provision for consumer loan losses. The decrease in net interest cash flows was largely attributable to a lower yield on securitized general purpose credit card loans and a higher weighted average coupon rate paid to investors, as well as a lower level of average securitized general purpose credit card loans. The lower provision for consumer loan losses was primarily attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio. The decline in the Other revenue component of servicing fees in the quarter and six month period was primarily due to lower levels of mortgage whole loan sales and an approximate $20 million charge for the impairment of mortgage servicing rights recorded in the quarter due to a decrease in fair value as a result of rising prepayments. In the six month period, this decline in Other revenue was partly offset by higher levels of general purpose credit card and mortgage loan securitization transactions.

The following table presents net proceeds received from consumer loan sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
	(dollars in millions)
General purpose credit card asset securitizations	$—	$—	$3,419	$1,946
Mortgage loan securitization	—	—	754	—
Mortgage whole loan sales	262	1,239	781	2,489

Net proceeds from consumer loan sales	$262	$1,239	$4,954	$4,435

The credit card asset securitization transactions completed in the six month period ended May 31, 2005 have expected maturities ranging from approximately three to five years from the date of issuance. The mortgage loan securitization transaction completed in the six month period ended May 31, 2005 has an expected maturity of approximately eight years from the date of issuance.

Net Interest Income.    Net interest income increased 32% and 13% in the quarter and six month period ended May 31, 2005 due to a higher interest spread resulting primarily from an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue in both periods was primarily due to an increase in average general purpose credit card loans. In the quarter, the increase was also due to a higher yield on general purpose credit card loans. In the six month period, the increase in net interest income was partially offset by a lower yield on general purpose credit card loans, reflecting a higher level of general purpose credit cards with promotional interest rates, coupled with a decline in higher rate loans to higher risk cardmembers. The increase in interest expense in both periods was primarily due to a higher level of average interest bearing liabilities.

The following tables present analyses of Credit Services average balance sheets and interest rates for the quarters and six months ended May 31, 2005 and 2004 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended May 31,
	2005			2004
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$18,753	10.56%	$499	$16,202	9.93%	$405
Other consumer loans	976	6.38	16	1,343	5.16	18
Investment securities	136	0.67	—	111	0.67	—
Other	3,293	3.46	29	2,679	1.84	12

Total interest earning assets	23,158	9.32	544	20,335	8.50	435
Allowance for loan losses	(848)			(999)
Non-interest earning assets	2,801			2,442

Total assets	$25,111			$21,778

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$656	2.57%	$4	$699	0.83%	$1
Brokered	9,933	4.37	109	8,922	5.08	114
Other time	2,374	3.63	22	1,386	4.29	15

Total interest bearing deposits	12,963	4.15	135	11,007	4.71	130
Other borrowings	5,231	3.85	51	4,232	3.07	33

Total interest bearing liabilities	18,194	4.06	186	15,239	4.26	163
Shareholder’s equity/other liabilities	6,917			6,539

Total liabilities and shareholder’s equity	$25,111			$21,778

Net interest income			$358			$272

Net interest margin(1)			6.13%			5.31%
Interest rate spread(2)		5.26%			4.24%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Six Months Ended May 31,
	2005			2004
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$18,979	9.81%	$929	$17,036	10.03%	$855
Other consumer loans	1,103	6.06	34	1,347	5.22	35
Investment securities	134	0.67	—	107	0.72	—
Other	2,930	3.36	49	2,680	1.82	25

Total interest earning assets	23,146	8.76	1,012	21,170	8.64	915
Allowance for loan losses	(893)			(997)
Non-interest earning assets	2,886			2,458

Total assets	$25,139			$22,631

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$651	2.33%	$8	$719	0.84%	$3
Brokered	9,382	4.45	208	9,251	5.10	236
Other time	2,742	3.38	46	1,673	3.80	32

Total interest bearing deposits	12,775	4.11	262	11,643	4.65	271
Other borrowings	5,415	3.61	97	4,598	2.87	66

Total interest bearing liabilities	18,190	3.96	359	16,241	4.15	337
Shareholder’s equity/other liabilities	6,949			6,390

Total liabilities and shareholder’s equity	$25,139			$22,631

Net interest income			$653			$578

Net interest margin(1)			5.65%			5.46%
Interest rate spread(2)		4.80%			4.49%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended May 31, 2005 vs. 2004			Six Months Ended May 31, 2005 vs. 2004
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$64	$30	$94	$95	$(21)	$74
Other consumer loans	(5)	3	(2)	(6)	5	(1)
Other	3	14	17	2	22	24

Total interest revenue	61	48	109	83	14	97

Interest Expense
Interest bearing deposits:
Savings	—	3	3	—	5	5
Brokered	13	(18)	(5)	3	(31)	(28)
Other time	11	(4)	7	20	(6)	14

Total interest bearing deposits	23	(18)	5	26	(35)	(9)
Other borrowings	8	10	18	11	20	31

Total interest expense	32	(9)	23	39	(17)	22

Net interest income	$29	$57	$86	$44	$31	$75

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

Provision for Consumer Loan Losses.    The provision for consumer loan losses increased 5% in the quarter but decreased 26% in the six month period ended May 31, 2005. The increase in the quarter primarily reflected a lower release of reserves in the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004. The decrease in the six month period ended May 31, 2005 reflected a higher release of reserves. The release of reserves totaled $11 million and $101 million in the quarter and six month period ended May 31, 2005, respectively, as compared with $47 million and $48 million in the comparable prior year periods, respectively. Both fiscal 2005 periods also reflected lower net principal charge-offs resulting from continued improvement in credit quality.

Delinquencies and Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting improvements in portfolio credit quality (see “Managed General Purpose Credit Card Loan Data” herein).

The Company expects charge-offs to increase in the second half of fiscal 2005 as compared with the first half of fiscal 2005 as personal bankruptcy claims may rise in anticipation of the new U.S. bankruptcy legislation, which is scheduled to become effective in October 2005.

Non-Interest Expenses.    Non-interest expenses increased 9% and 7% in the quarter and six month period ended May 31, 2005. Compensation and benefits expense increased 9% and 10% in the quarter and six month period, partially due to higher employment levels. Excluding compensation and benefits expense, non-interest expenses increased 10% and 5% in the quarter and six month period ended May 31, 2005. Marketing and business development expenses increased 23% and 12% in the quarter and six month period due to increased marketing and advertising costs. Professional services expenses increased 14% and 10% in the quarter and six month period due to an increase in legal and account collection fees. The six month period also reflected higher consulting fees associated with the acquisition of PULSE (see “Business Acquisition and Sale” herein). Other expenses decreased 5% in the six month period, primarily reflecting a decrease in certain operating expenses, including lower losses associated with cardmember fraud.

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

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended May 31,
	2005			2004
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$18,753	10.56%	6.50%	$16,202	9.93%	5.67%
Securitized	28,393	12.43%	8.90%	30,727	12.91%	10.77%

Managed	$47,146	11.69%	7.96%	$46,929	11.88%	9.06%

	Six Months Ended May 31,
	2005			2004
	Average Balance	Interest Yield	Interest Rate Spread	Average Balance	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$18,979	9.81%	5.85%	$17,036	10.03%	5.88%
Securitized	29,049	12.53%	9.17%	30,757	13.15%	10.98%

Managed	$48,028	11.46%	7.88%	$47,793	12.04%	9.21%

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates.

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended May 31,
	2005			2004
		Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$19,385	3.48%	1.64%	$17,506	4.37%	2.15%
Securitized	27,460	4.19%	1.97%	29,322	5.18%	2.55%

Managed	$46,845	3.90%	1.83%	$46,828	4.88%	2.40%

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net Principal Charge-offs
Owned	4.62%	6.02%	4.62%	5.91%
Securitized	5.15%	6.73%	5.30%	6.67%
Managed	4.94%	6.48%	5.03%	6.40%

Net Total Charge-offs (inclusive of interest and fees)
Owned	6.26%	8.57%	6.37%	8.26%
Securitized	7.36%	9.55%	7.58%	9.55%
Managed	6.92%	9.21%	7.10%	9.09%

Other Items.

Coleman Litigation.

On May 16, 2005, the jury in the litigation captioned Coleman (Parent) Holdings, Inc. v. Morgan Stanley & Co., Inc. (“Coleman litigation”) returned a verdict in favor of Coleman (Parent) Holdings, Inc. (“CPH”) with respect to its claims against Morgan Stanley & Co. Incorporated (“MS&Co.”) and awarded CPH $604 million in compensatory damages. On May 18, 2005, the jury awarded CPH an additional $850 million in punitive damages. On June 23, 2005, the state court of Palm Beach County, Florida entered its final judgment, awarding CPH $208 million for prejudgment interest and deducting $84 million from the award because of the settlements of related claims CPH entered into with others, resulting in a total judgment against MS&Co. of $1,578 million. On June 27, 2005, MS&Co. filed its notice of appeal and posted a bond which automatically stayed execution of the judgment pending appeal.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, “Accounting for Contingencies,” of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion. For further information, see “Legal Proceedings” in Part II, Item 1.

Parmalat.

On June 23, 2005, the Company and its subsidiaries Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd. entered into a proposed settlement agreement (the “Parmalat Agreement”) with the administrator of Parmalat. Pursuant to the Parmalat Agreement, the Company agreed to pay €155 million to Parmalat as part of a global settlement of all existing and potential claims between the Company and Parmalat, while preserving the Company’s €35 million claim which was admitted in December 2004 in the administration of Parmalat. The Parmalat Agreement is subject to the approval of the Italian Government.

Discover Spin-off.

On April 4, 2005, the Company announced that its board of directors authorized management to pursue a spin-off of Discover Financial Services (“Discover”). The Company continues to analyze the merits of a spin-off, with focus on how to ensure the transaction enhances overall shareholder value and positions Discover as a stand-alone public company. Management’s recommendations are to be reported to the Company’s Board of Directors for final determination.

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

Stock-Based Compensation.

Effective December 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. Effective December 1, 2004, the Company early adopted SFAS No. 123R, which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS 123R using the modified prospective approach, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $0.05. In addition, effective December 1, 2004, excess tax benefits associated with stock-based compensation awards are included within cash flows from financing activities in the condensed consolidated statements of cash flows.

In addition, based upon the terms of the Company’s equity-based compensation program, the Company will no longer be able to recognize a portion of the award in the year of grant under SFAS No. 123R as previously allowed under SFAS 123. As a result, fiscal 2005 compensation expense includes the amortization of fiscal 2003 and fiscal 2004 awards but does not include any amortization for fiscal 2005 year-end awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily 2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily 3 and 4 years).

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Individual Investor Group ($29 million), Investment Management ($5 million) and Credit Services ($4 million) segments. The impact of this correction to the current six month period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

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

The Company recorded pre-tax income/(loss) on discontinued operations of $13 million for the six month period ended May 31, 2005 and $(1) million and $2 million for the three and six month periods ended May 31, 2004. The pre-tax income/(loss) from discontinued operations in the quarter and six month period ended May 31, 2004 included a $2 million non-cash pre-tax asset impairment charge.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company expects the field work for the IRS examination to be completed during 2005 and intends to appeal any proposed adjustments relative to unresolved issues. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate.

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

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. The Company expects to complete its evaluation of the effects of the Act once this guidance is received. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $4.0 billion. If the final guidance from the U.S. Treasury enables the Company to repatriate foreign earnings under the Act, the income tax on such repatriation could have a material impact on the Company’s effective income tax rate.

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

The following table presents the valuation of the Company’s cash products by level of price transparency (dollars in millions):

	At May 31, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$175,354	$91,625	$145,327	$66,948
Reduced or no price transparency	17,609	441	9,794	827

Total	$192,963	$92,066	$155,121	$67,775

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

The following table presents the fair value of the Company’s exchange traded and OTC derivative assets and liabilities (dollars in millions):

	At May 31, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$2,817	$6,125	$2,754	$4,815
OTC(1)	39,632	33,710	46,721	38,725

Total	$42,449	$39,835	$49,475	$43,540

(1)	Effective December 1, 2004 the Company elected to net cash collateral paid or received against its derivatives inventory under credit support annexes.

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

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses in the Company’s Credit Services business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio and is evaluated quarterly for adequacy.

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

Legal, Regulatory and Tax Contingencies.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be.

The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations and tax reserves are established as appropriate.

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves.

See Notes 9 and 19 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

The Company’s total assets increased to $818.7 billion at May 31, 2005 from $745.5 billion at November 30, 2004. The increase was primarily due to increases in securities purchased under agreements to resell, securities borrowed and financial instruments owned (largely driven by increases in U.S. government and agency securities, corporate and other debt and corporate equities, partially offset by a decrease in derivative contracts). The increase in securities purchased under agreements to resell and securities borrowed was largely due to growth in the Company’s financing related activities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long dated nature (final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of May 31, 2005 and November 30, 2004 and for the average month-end balances during the quarter and six month period ended May 31, 2005:

	Balance at				Average Month-End Balance
	May 31, 2005		November 30, 2004		For the Quarter Ended May 31, 2005		For the Six Month Period Ended May 31, 2005
	(dollars in millions, except ratio data)
Total assets(1)	$818,711		$745,513		$817,251		$796,818
Less: Securities purchased under agreements to resell	(145,579)		(123,041)		(147,534)		(141,999)
Securities borrowed	(228,454)		(208,349)		(221,570)		(217,246)
Add: Financial instruments sold, not yet purchased	131,901		111,315		128,267		125,343
Less: Derivative contracts sold, not yet purchased	(39,835)		(43,540)		(38,558)		(39,891)

Subtotal	536,744		481,898		537,856		523,025
Less: Segregated customer cash and securities balances	(36,539)		(26,534)		(30,080)		(29,128)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46, as revised	(57,394)		(44,895)		(56,145)		(51,376)
Goodwill and intangible assets	(2,528)		(2,199)		(2,548)		(2,429)

Adjusted assets	$440,283		$408,270		$449,083		$440,092

Shareholders’ equity	$28,330		$28,206		$28,419		$28,411
Junior subordinated debt issued to capital trusts	2,894		2,897		2,880		2,886

Subtotal	31,224		31,103		31,299		31,297
Less: Goodwill and intangible assets	(2,528)		(2,199)		(2,548)		(2,429)

Tangible shareholders’ equity	$28,696		$28,904		$28,751		$28,868

Leverage ratio(2)	28.5	x	25.8	x	28.4	x	27.6	x

Adjusted leverage ratio(3)	15.3	x	14.1	x	15.6	x	15.2	x

(1)	Effective December 1, 2004 the Company elected to net cash collateral paid or received against its derivatives inventory under credit support annexes.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Six Month Period Ended May 31, 2005.

The Company’s total capital consists of equity capital combined with long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At May 31, 2005, total capital was $113.3 billion, an increase of $2.5 billion from November 30, 2004.

During the six month period ended May 31, 2005, the Company issued senior notes aggregating $15.6 billion, including non-U.S. dollar currency notes aggregating $4.1 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At May 31, 2005, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $134 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at May 31, 2005.

During the six month period ended May 31, 2005, the Company purchased approximately $2,276 million of its common stock (approximately 41 million shares) through a combination of open market purchases and purchases from employees at an average cost of $55.13 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve comprised of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $47 billion for the six month period ended May 31, 2005.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve which is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. Prior to fiscal 2004, this liquidity reserve was held in the form of cash deposited with banks. Beginning in late fiscal 2004, this liquidity reserve was increased and separated into a cash component and a pool of unencumbered securities. The pool of unencumbered securities, against which funding can be raised, is managed on a global basis, and securities for the pool are chosen accordingly. The U.S. component, held in the form of a reverse repurchase agreement at the parent company, consists largely of U.S. government bonds and at May 31, 2005 was approximately $19 billion and averaged approximately $17 billion for the six month period ended May 31, 2005. The non-U.S. component consists of European government bonds and other high-quality collateral. The parent company cash component of the liquidity reserve at May 31, 2005 was approximately $14 billion and averaged approximately $16 billion for the six month period ended May 31, 2005. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Committed Credit Facilities.

During the second quarter of fiscal 2005, the Company renewed its committed credit facilities. As of May 31, 2005, the Company’s committed credit facilities include the Morgan Stanley and Morgan Stanley Japan Limited (“MS-MSJL”) Facility, the Morgan Stanley & Co. Incorporated (“MS&Co.”) Facility, and the Morgan Stanley & Co. International Limited (“MSIL”) Facility. Under the MS-MSJL Facility, a group of banks is committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. Under the MS&Co. Facility, a group of banks is committed to provide up to $1.8 billion. Under the MSIL Facility, a group of banks is committed to provide up to $1.5 billion. For a more detailed discussion of the Company’s committed credit facilities, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of the Form 10-K.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, retention of key personnel, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. In addition, continuing consolidation in the credit card industry presents Discover Card with stronger competitors that may challenge future growth. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At May 31, 2005, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,125 million. Of this amount, $434 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of June 30, 2005, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited(1)	R-1 (middle)	AA (low)
Fitch Ratings(2)	F1+	AA-
Moody’s Investors Service(3)	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s(4)	A-1	A+

(1)	On April 5, 2005, Dominion Bond Rating Service Limited changed the outlook on the Company’s senior debt ratings from Stable to Negative.
(2)	On April 11, 2005, Fitch Ratings placed the Company’s senior and short term debt ratings on Rating Watch Negative.
(3)	On April 5, 2005, Moody’s Investors Service changed the outlook on the Company’s senior debt ratings from Stable to Negative.
(4)	On April 15, 2005, Standard & Poor’s changed the outlook on the Company’s senior debt ratings from Stable to Negative.

Commitments.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of May 31, 2005 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(dollars in millions)
Letters of credit(1)	$6,980	$2,003	$—	$—	$8,983
Principal investment and private equity activities	53	7	75	37	172
Investment grade lending commitments(2)	4,458	4,682	10,270	1,773	21,183
Non-investment grade lending commitments(2)	618	1,360	1,726	1,811	5,515
Commitments for secured lending transactions(3)	7,039	1,900	186	170	9,295
Commitments to purchase mortgage loans(4)	4,302	—	—	—	4,302

Total(5)	$23,450	$9,952	$12,257	$3,791	$49,450

(1)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 9 to the condensed consolidated financial statements.

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

At May 31, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $78 billion and $96 billion, respectively.

Less Liquid Assets.

At May 31, 2005, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.7 billion, aircraft assets of $3.7 billion, and goodwill and intangible assets of $2.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At May 31, 2005, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $1.0 billion, of which approximately $400 million represented the Company’s investments in its real estate funds.

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

The fair value of the Company’s high-yield instruments owned and high-yield instruments sold, not yet purchased are shown below:

	At May 31, 2005	At November 30, 2004
	(dollars in billions)
High-yield instruments owned	$12.0	$7.2
High-yield instruments sold, not yet purchased	1.5	2.4

Lending Activities.    In connection with certain of its Institutional business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. During the quarter ended May 31, 2005, the Firm Risk Committee increased the limits available to the Institutional Securities business to undertake such financings. As a result, the amount of outstanding loans or lending commitments may increase in future periods. At May 31, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $26.7 billion and $20.4 billion, respectively. The increase in lending commitments primarily reflected higher levels of event lending due to increased merger, acquisition and restructuring activity. For further information on these activities, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3.

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

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at May 31, 2005, February 28, 2005 and November 30, 2004:

	Aggregate (Trading and Non-trading)			Trading			Non-trading
Table 1: 99% Total VaR	99%/One-Day VaR at			99%/One-Day VaR at			99%/One-Day VaR at
Primary Market Risk Category	May 31, 2005	February 28, 2005	November 30, 2004	May 31, 2005	February 28, 2005	November 30, 2004	May 31, 2005	February 28, 2005	November 30, 2004
	(dollars in millions)
Interest rate and credit spread	$66	$66	$71	$51	$60	$53	$22	$13	$30
Equity price	34	40	42	32	37	38	4	5	5
Foreign exchange rate	14	17	10	14	17	10	—	—	—
Commodity price	36	35	27	36	35	27	—	—	—

Subtotal	150	158	150	133	149	128	26	18	35
Less diversification benefit(1)	53	62	56	51	60	48	2	2	5

Total VaR	$97	$96	$94	$82	$89	$80	$24	$16	$30

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at May 31, 2005 were $97 million and $82 million, respectively. Non-trading VaR increased to $24 million at May 31, 2005 from $16 million at February 28, 2005.

The Company views average Trading VaR as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during the quarters ended May 31, 2005, February 28, 2005 and November 30, 2004, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended May 31, 2005 decreased to $87 million from $96 million for the quarter ended February 28, 2005. Trading VaR trended downward during the quarter, driven predominantly by a decrease in interest rate and credit spread VaR and equity price VaR. Average interest rate and credit spread VaR decreased to $62 million from $66 million, driven primarily by a decrease in exposure to corporate credit spreads in response to higher levels of credit spread volatility. Average equity price VaR also decreased during the quarter, driven by a decrease in directional exposures and portfolio concentration.

Table 2: 99%High/Low/Average Trading VaR	Daily 99%/One-Day VaR for the Quarter Ended May 31, 2005			Daily 99%/One-Day VaR for the Quarter Ended February 28, 2005			Daily 99%/One-Day VaR for the Quarter Ended November 30, 2004
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$81	$46	$62	$77	$52	$66	$59	$45	$51
Equity price	39	25	31	48	34	41	48	28	37
Foreign exchange rate	22	8	12	19	7	12	16	6	10
Commodity price	45	31	35	40	30	34	39	25	30
Trading VaR	$109	$72	$87	$107	$84	$96	$89	$69	$80

VaR Statistics for Comparisons with Other Global Financial Services Firms.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in the VaR model, the statistical assumptions made when simulating changes in market factors, as well as in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk-taking within a firm rather than as a basis for inferring differences in risk-taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% versus 95%) for the VaR statistic or a shorter historical time series (four years versus one year) of market data upon which it bases its simulations:

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series	Average 99%/One-Day VaR		Average 95%/One-Day VaR
	for the Quarter Ended May 31, 2005		for the Quarter Ended May 31, 2005
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$62	$54	$41	$36
Equity price	31	28	22	20
Foreign exchange rate	12	11	8	8
Commodity price	35	29	24	21
Trading VaR	$87	$73	$59	$50

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for the quarter ended May 31, 2005 would have been $277 million and $188 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended May 31, 2005.

The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR for the quarter ended May 31, 2005. Although the Company’s average 99%/one-day Trading VaR for the quarter ended May 31, 2005 was $87 million, the most frequently occurring value was between $78 million and $81 million. Because VaR trended down over the quarter, the majority of days where VaR was greater than its average occurred earlier in the quarter.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended May 31, 2005 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended May 31, 2005 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR.

As of May 31, 2005, interest rate risk exposure associated with the Company’s consumer lending activities, included within Credit Services, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2004.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K. In addition, for a discussion of the Company’s corporate lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Less Liquid Assets—Lending Activities” in Part I, Item 2.

Credit Exposure-Lending. At May 31, 2005 and November 30, 2004, the aggregate value of investment grade loans and positions was $1.8 billion and $1.2 billion, respectively, and the aggregate value of non-investment grade loans and positions was $1.9 billion and $0.5 billion, respectively. At May 31, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $26.7 billion and $20.4 billion, respectively. The increase in lending commitments primarily reflected higher levels of event lending due to increased merger, acquisition and restructuring activity. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $14.3 billion and $11.6 billion at May 31, 2005 and November 30, 2004, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of May 31, 2005:

Lending Commitments and Funded Loans

	Years to Maturity				Total Lending Exposure(2)	Funded Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$190	$111	$218	$—	$519	$—
AA	1,729	485	1,378	585	4,177	14
A	1,577	2,143	4,105	650	8,475	202
BBB	1,582	2,391	5,263	533	9,769	1,541
Non-investment grade	838	1,666	2,179	2,776	7,459	1,944

Total	$5,916	$6,796	$13,143	$4,544	$30,399	$3,701

Notional amount of hedges owned					$14,262

(1)	Obligor credit ratings are determined by the Institutional Credit Department (“Institutional Credit”) using methodologies generally consistent with those employed by external rating agencies.
(2)	Total Lending Exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives. The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at May 31, 2005. Fair value represents the risk reduction arising from master netting agreements, including cash collateral received or paid where applicable and, in the final column, net of non-cash collateral received (principally U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post Cash Collateral	Net Exposure Post Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,753	$1,847	$2,157	$6,437	$(6,558)	$5,636	$5,278
AA	6,382	4,119	3,632	12,312	(14,008)	12,437	11,567
A	3,461	2,039	2,331	4,800	(5,298)	7,333	6,514
BBB	3,371	2,869	1,390	4,970	(3,711)	8,889	5,675
Non-investment grade	1,653	1,051	1,222	2,899	(2,972)	3,853	2,027
Unrated(4)	795	391	218	191	(111)	1,484	249

Total	$17,415	$12,316	$10,950	$31,609	$(32,658)	$39,632	$31,310

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at May 31, 2005, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post Cash Collateral	Net Exposure Post Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,922	$6,672	$9,183	$28,286	$(28,238)	$20,825	$17,903
Foreign exchange forward contracts and options	6,022	502	42	3	(334)	6,235	5,820
Equity securities contracts (including equity swaps, warrants and options)	1,488	929	542	1,151	(603)	3,507	1,093
Commodity forwards, options and swaps	4,983	4,213	1,183	2,169	(3,483)	9,065	6,494

Total	$17,415	$12,316	$10,950	$31,609	$(32,658)	$39,632	$31,310

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,492	$6,494	$7,927	$19,438	$(22,664)	$15,687
Foreign exchange forward contracts and options	7,154	393	35	23	(153)	7,452
Equity securities contracts (including equity swaps, warrants and options)	1,460	1,044	504	297	(354)	2,951
Commodity forwards, options and swaps	4,807	4,386	1,650	901	(4,124)	7,620

Total	$17,913	$12,317	$10,116	$20,659	$(27,295)	$33,710

(1)	Since these amount are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at May 31, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2005		At November 30, 2004
Product Type(1)	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$20,885	$15,759	$22,998	$18,797
Foreign exchange forward contracts and options	6,272	7,453	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	6,184	8,635	5,898	7,373
Commodity forwards, options and swaps	9,108	7,988	11,294	8,702

Total	$42,449	$39,835	$49,475	$43,540

(1)	Effective December 1, 2004 the Company elected to net cash collateral paid or received against its OTC derivatives inventory under credit support annexes.

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At May 31, 2005, less than 5% of the Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. The Company defines emerging markets to include all countries that are not members of the Organization for Economic Co-operation and Development (“OECD”), excluding the Cayman Islands and the Channel Islands, and those OECD countries rated below “A” by Institutional Credit. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At May 31, 2005, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to financial institutions, sovereign-related entities, the consumer-related sector and the telecommunications sector.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.     Legal Proceedings

The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and the Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2005.

IPO Fee Litigation.

On May 25, 2005, defendants opposed plaintiffs’ motions for class certification in both the purchaser and issuer class actions.

IPO Allocation Matters.

On June 28, 2005, in the Breakaway Solutions matter, defendants filed a motion for revision of that portion of the Court’s order denying defendants’ motion to dismiss.

Regarding the class actions captioned In re Initial Public Offering Securities Litigation, on June 30, 2005, the U.S. Court of Appeals for the Second Circuit granted defendants’ petition for permission to appeal the U.S. District Court for the Southern District of New York’s order granting plaintiffs’ motion for class certification.

Research Matters.

In Striffler v. Purcell, et al., plaintiff did not pursue the appeal, and the time for plaintiff to perfect such appeal has expired.

On March 14, 2005, in Fogarazzo v. Lehman Bros., et al., defendants opposed plaintiffs’ motion for class certification.

On June 8, 2005, in State of West Virginia ex rel. Darrell v. Bear Stearns & Co., Inc., et al., the Supreme Court of Appeals of West Virginia heard oral argument on the certified question. On July 7, 2005, the Supreme Court of Appeals of West Virginia held that the Attorney General of West Virginia does not have authority under the West Virginia Consumer Credit and Protection Act to bring this action.

Mutual Fund Matters.

Sales Practices.    On April 7, 2005, Morgan Stanley DW Inc. (“MSDWI”) entered into a consent agreement with the New Hampshire Bureau of Securities Regulation (the “Bureau”) that resolved all issues relating to the Bureau’s petition for relief filed on June 17, 2004. The Company agreed to pay a $425,000 fine, to entry of a cease and desist order, to pay $10,000 for the cost of investigation, and to comply with a variety of undertakings, including requirements to retain an independent consultant to review certain compliance and policy procedures, to provide rescission with respect to certain transactions, and to notify New Hampshire residents of certain rights with respect to arbitration agreements.

On April 7, 2005, the Massachusetts Securities Division filed a Motion for Reconsideration of the hearing officer’s decisions to dismiss all charges against the Company and the branch manager.

Late Trading and Market Timing.    On May 13, 2005, in Jackson v. Van Kampen Series Fund, Inc. and Van Kampen Investment Advisory Corp., plaintiff sought leave to file an amended complaint in the U.S. District Court for the Southern District of Illinois. On May 27, 2005, the Court denied the motion and dismissed the claims with prejudice. On June 27, 2005, plaintiff filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit.

Other.    On June 3, 2005, in Abrams v. Van Kampen Funds Inc., et al., the U.S. District Court for the Northern District of Illinois entered an order preliminarily approving the proposed settlement.

Electricity Trading Matters.

On January 7, 2005, in Millar v. Allegheny Energy, the case was remanded to California Superior Court, and on May 6, 2005, all defendants sought dismissal of that action by filing demurrers.

AOL Time Warner Litigation.

On May 12, 2005, in the coordinated California actions, the Superior Court of the State of California, County of Los Angeles dismissed the claims against the Company for breach of fiduciary duty and violations of Section 11 of the Securities Act of 1933 and Section 25403 of the California Corporations Code. Other claims against the Company are the subject of additional demurrers that will be considered in hearings on July 22, 2005.

Coleman Litigation.

On May 16, 2005, a jury for the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida returned a verdict in favor of Coleman (Parent) Holdings, Inc. (“CPH”) with respect to its claims against Morgan Stanley & Co. Incorporated (“MS&Co.”). On May 16, and May 18, 2005, respectively, the jury awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the Court issued a final judgment in the amount of $1,578 million, which includes prejudgment interest of $208 million and excludes $84 million received by CPH in settlements of related claims with others. On June 27, 2005, MS&Co. filed its notice of appeal and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal.

Parmalat Matter.

On June 23, 2005, the Company and its subsidiaries Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd. entered into a proposed settlement agreement (the “Agreement”) with the administrator of Parmalat. Pursuant to the Agreement, the Company agreed to pay €155 million to Parmalat as part of a settlement of all existing and potential claims between the Company and Parmalat, while preserving the Company’s €35 million claim that was admitted in December 2004 in the administration of Parmalat. The Agreement is subject to the approval of the Italian Government.

Variable Annuity Matters.

On May 2, 2005, the plaintiff in Dornan v. Morgan Stanley, Inc., et al., voluntarily dismissed, without prejudice, the action in the United States District Court of the Southern District of California against the Company and MSDWI.

Email Retention Matters.

On April 29, 2005, a putative class action complaint was filed in Miami-Dade County, Florida Circuit Court against MSDWI on behalf of individuals or entities that had arbitrated claims against MSDWI to award between January 1, 1999 and April 25, 2005. The complaint alleges that MSDWI did not properly comply with its discovery obligations in arbitrations given its recent statements concerning potentially additional sources of responsive emails. The complaint asserts common law causes of action for breach of contract, negligence and breach of fiduciary duty and seeks, among other things, compensatory damages of approximately $100 million, attorneys’ fees and costs. On May 24, 2005, MSDWI filed a notice of removal to the United States District Court for the Southern District of Florida and, on June 22, 2005, filed a motion to dismiss the complaint.

The Company continued to receive and respond to requests from the SEC for information relating to various email matters. The Company has received additional requests from other regulators and is cooperating with all inquiries.

Other Matters.

In addition to the matters described above and those previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarterly period ended May 31, 2005.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (March 1, 2005 – March 31, 2005)
Equity Anti-dilution Program (A)	7,542,000	$57.3921	7,542,000	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	551,082	$57.3439	N/A	N/A

Month #2 (April 1, 2005 – April 30, 2005)
Equity Anti-dilution Program (A)	3,774,450	$52.4645	3,774,450	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	477,150	$57.0087	N/A	N/A

Month #3 (May 1, 2005 – May 31, 2005)
Equity Anti-dilution Program (A)	5,473,630	$49.8558	5,473,630	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	89,333	$49.8020	N/A	N/A

Total
Equity Anti-dilution Program (A)	16,790,080	$53.8275	16,790,080	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	1,117,565	$56.5979	N/A	N/A

(A)	The Company’s board of directors authorized this program to purchase common stock to help offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at May 31, 2005 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.    Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY
(Registrant)

By:	/s/ DAVID H. SIDWELL
David H. Sidwell, Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth, Controller

Date:    July 8, 2005

EXHIBIT INDEX

MORGAN STANLEY

Quarterly Period Ended May 31, 2005

Exhibit No.	Description
3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 30, 2005).

10.1	Amendment to Morgan Stanley 401(k) Plan.

10.2	Base Salaries for Co-Presidents.

10.3	Agreement, dated May 4, 2005, between the Company and Mr. David W. Heleniak (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 4, 2005).

10.4	Settlement and Release Agreement, dated May 13, 2005, between the Company and Mr. Tarek Abdel-Meguid (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2005).

10.5	Settlement and Release Agreement, dated May 13, 2005, between the Company and Mr. Joseph R. Perella (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2005).

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K.)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 7, 2005, concerning unaudited interim financial information.

23.1	Consent of BK Associates, Inc.

23.2	Consent of Morten Beyer & Agnew, Inc.

23.3	Consent of Airclaims Limited.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1