Form 10-Q
period 2005-08-31
MORGAN STANLEY
filed 2005-10-07
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, there were 1,077,921,972 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended August 31, 2005

i

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

The Company’s internet site is www.morganstanley.com. You can access the Company’s Investor Relations webpage through its internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Investor Relations.” You can also access its Investor Relations webpage directly at www.morganstanley.com/about/ir. The Company makes available free of charge, on or through its Investor Relations webpage, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance webpage through its internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Inside the Company.” You can also access its Corporate Governance webpage directly at www.morganstanley.com/about/inside/governance. Among other things, the Company posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation;

•	Bylaws;

•	Charters for its Audit Committee, Compensation, Management Development and Succession Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan; and

•	Code of Ethics and Business Conduct.

The information on the Company’s internet site is not incorporated by reference into this report. You can request a copy of the documents listed above, excluding exhibits, at no cost, by contacting Investor Relations at 1585 Broadway, New York, NY 10036 (212-761-4000).

ii

[This page intentionally left blank]

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2005	November 30, 2004
	(unaudited)
Assets
Cash and cash equivalents	$27,681	$32,811
Cash and securities deposited with clearing organizations or segregated under federal and other regulations (including securities at fair value of $33,568 at August 31, 2005 and $27,219 at November 30, 2004)	43,853	36,742
Financial instruments owned (approximately $87 billion at August 31, 2005 and $91 billion at November 30, 2004 were pledged to various parties):
U.S. government and agency securities	30,377	26,201
Other sovereign government obligations	21,391	19,782
Corporate and other debt	98,386	80,306
Corporate equities	43,336	27,608
Derivative contracts	49,413	49,475
Physical commodities	2,886	1,224

Total financial instruments owned	245,789	204,596
Securities received as collateral	43,974	37,848
Collateralized agreements:
Securities purchased under agreements to resell	143,642	123,041
Securities borrowed	227,097	208,349
Receivables:
Consumer loans (net of allowances of $828 at August 31, 2005 and $943 at November 30, 2004)	21,042	20,226
Customers, net	52,626	45,561
Brokers, dealers and clearing organizations	3,876	12,707
Fees, interest and other	8,635	5,801
Office facilities, at cost (less accumulated depreciation of $3,061 at August 31, 2005 and $2,780 at November 30, 2004)	2,727	2,605
Aircraft under operating leases (held for sale at August 31, 2005; at cost less accumulated depreciation of $1,174 at November 30, 2004)	2,000	3,926
Goodwill and net intangible assets	2,531	2,199
Other assets	11,918	10,922

Total assets	$837,391	$747,334

1

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	August 31, 2005	November 30, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$37,829	$36,303
Deposits	19,822	13,777
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,044	12,664
Other sovereign government obligations	28,624	14,787
Corporate and other debt	6,195	9,641
Corporate equities	33,107	27,332
Derivative contracts	48,395	43,540
Physical commodities	4,078	3,351

Total financial instruments sold, not yet purchased	137,443	111,315
Obligation to return securities received as collateral	43,974	37,848
Collateralized financings:
Securities sold under agreements to repurchase	192,374	181,598
Securities loaned	114,745	97,146
Other secured financings	20,092	7,047
Payables:
Customers	112,178	115,653
Brokers, dealers and clearing organizations	7,624	4,550
Interest and dividends	2,873	3,068
Other liabilities and accrued expenses	17,794	15,471
Long-term borrowings	102,351	95,286

	809,099	719,062

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at August 31, 2005 and November 30, 2004; Shares issued: 1,211,701,552 at August 31, 2005 and November 30, 2004; Shares outstanding: 1,082,727,000 at August 31, 2005 and 1,087,087,116 at November 30, 2004	12	12
Paid-in capital	2,215	2,088
Retained earnings	33,011	31,426
Employee stock trust	3,547	3,824
Accumulated other comprehensive loss	(125)	(56)
Common stock held in treasury, at cost, $0.01 par value;
128,974,552 shares at August 31, 2005 and 124,614,436 shares at November 30, 2004	(6,887)	(6,614)
Common stock issued to employee trust	(3,547)	(2,474)

Total shareholders’ equity	28,226	28,206

Total liabilities and shareholders’ equity	$837,391	$747,334

See Notes to Condensed Consolidated Financial Statements.

2

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Investment banking	$992	$783	$2,627	$2,595
Principal transactions:
Trading	2,159	703	5,938	4,656
Investments	94	125	334	345
Commissions	804	733	2,452	2,447
Fees:
Asset management, distribution and administration	1,249	1,138	3,699	3,409
Merchant, cardmember and other	357	347	983	990
Servicing	398	444	1,315	1,460
Interest and dividends	6,998	5,408	18,876	12,851
Other	106	107	332	227

Total revenues	13,157	9,788	36,556	28,980
Interest expense	5,986	4,150	16,172	9,994
Provision for consumer loan losses	224	240	568	702

Net revenues	6,947	5,398	19,816	18,284

Non-interest expenses:
Compensation and benefits	3,165	2,340	8,641	7,963
Occupancy and equipment	239	227	803	632
Brokerage, clearing and exchange fees	267	231	803	692
Information processing and communications	349	326	1,040	963
Marketing and business development	276	277	831	791
Professional services	505	398	1,322	1,069
Other	404	326	1,396	1,046
September 11th related insurance recoveries, net	—	—	(251)	—

Total non-interest expenses	5,205	4,125	14,585	13,156

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	1,742	1,273	5,231	5,128
Losses from unconsolidated investees	105	77	245	251
Provision for income taxes	471	339	1,540	1,444
Dividends on preferred securities subject to mandatory redemption	—	—	—	45

Income from continuing operations before cumulative effect of accounting change, net	1,166	857	3,446	3,388
Discontinued operations:
Loss from discontinued operations	(1,700)	(33)	(1,698)	(170)
Income tax benefit	678	13	677	68

Loss on discontinued operations	(1,022)	(20)	(1,021)	(102)
Cumulative effect of accounting change, net	—	—	49	—

Net income	$144	$837	$2,474	$3,286

Earnings per basic share:
Income from continuing operations	$1.12	$0.80	$3.26	$3.13
Loss on discontinued operations	(0.98)	(0.02)	(0.97)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Earnings per basic share	$0.14	$0.78	$2.34	$3.04

Earnings per diluted share:
Income from continuing operations	$1.09	$0.78	$3.19	$3.06
Loss on discontinued operations	(0.96)	(0.02)	(0.95)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Earnings per diluted share	$0.13	$0.76	$2.29	$2.97

Average common shares outstanding:
Basic	1,045,874,085	1,081,448,663	1,056,211,084	1,081,160,252

Diluted	1,072,033,275	1,105,546,130	1,080,279,276	1,107,494,887

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income	$144	$837	$2,474	$3,286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	25	(6)	(20)	30
Net change in cash flow hedges	1	(52)	(49)	(14)

Comprehensive income	$170	$779	$2,405	$3,302

See Notes to Condensed Consolidated Financial Statements.

4

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended August 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,474	$3,286
Adjustments to reconcile net income to net cash used for operating activities:
Non-cash charges (credits) included in net income:
Cumulative effect of accounting change, net	(49)	—
Compensation payable in common stock and options	638	201
Depreciation and amortization	664	463
Provision for consumer loan losses	568	702
Lease adjustment	109	—
Insurance settlement	(251)	—
Aircraft-related charges	1,655	109
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations	(7,111)	(17,069)
Financial instruments owned, net of financial instruments sold, not yet purchased	(16,196)	(16,624)
Securities borrowed, net of securities loaned	(1,149)	(29,346)
Receivables and other assets	(3,906)	(4,036)
Payables and other liabilities	1,565	25,434

Net cash used for operating activities	(20,989)	(36,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(416)	(271)
Purchase of PULSE, net of cash acquired	(323)	—
Purchase of Barra, Inc., net of cash acquired	—	(758)
Net principal disbursed on consumer loans	(7,126)	(5,233)
Sales of consumer loans	5,742	5,175
Sale of interest in POSIT	90	—
Insurance settlement	220	—

Net cash used for investing activities	(1,813)	(1,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	1,526	2,031
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell, certain derivatives financing activities and other secured financings	4,313	36,006
Deposits	6,045	(447)
Tax benefits associated with stock-based awards	277	—
Net proceeds from:
Issuance of common stock	296	240
Issuance of long-term borrowings	23,175	28,688
Payments for:
Repayments of long-term borrowings	(14,570)	(10,734)
Repurchases of common stock	(2,501)	(444)
Cash dividends	(889)	(822)

Net cash provided by financing activities	17,672	54,518

Net (decrease) increase in cash and cash equivalents	(5,130)	16,551
Cash and cash equivalents, at beginning of period	32,811	29,692

Cash and cash equivalents, at end of period	$27,681	$46,243

See Notes to Condensed Consolidated Financial Statements.

5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Retail Brokerage, Asset Management and Discover. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; providing benchmark indices and risk management analytics; and research. The Company’s Retail Brokerage business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Asset Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Discover business offers Discover®-branded cards and other consumer finance products and services, and includes the operations of Discover Network, a network of merchant and cash access locations based predominantly in the U.S., and PULSE EFT Association, Inc. (“PULSE®”), a U.S.-based automated teller machine/debit network. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Discover business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

Certain reclassifications, including those discussed in Notes 11 and 16, have been made to prior-period amounts to conform to the current period’s presentation. All material intercompany balances and transactions have been eliminated.

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

Discontinued Operations.    The Company’s aircraft leasing business has been classified as “held for sale” and associated revenues and expenses have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 16 for additional information on discontinued operations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and dividend revenue and interest expense arising from financial instruments used in trading activities are reflected in the condensed consolidated statements of income as Interest and dividends revenue or Interest expense. Purchases and sales of financial instruments and related expenses are recorded in the accounts on trade date. Unrealized gains and losses arising from the Company’s dealings in OTC financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

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

The Company’s designated fair value hedges consist primarily of hedges of fixed rate borrowings, including fixed rate borrowings that fund consumer loans. The Company’s designated cash flow hedges consisted primarily of hedges of floating rate borrowings in connection with its aircraft financing business. In general, interest rate exposure in this business arises to the extent that the interest obligations associated with debt used to finance the Company’s aircraft portfolio do not correlate with the aircraft rental payments received by the Company. The Company’s objective was to manage the exposure created by its floating interest rate obligations given that future lease rates on new leases may not be repriced at levels that fully reflect changes in market interest rates. The Company utilized interest rate swaps to minimize the risk created by its longer-term floating rate interest obligations and measures that risk by reference to the duration of those obligations and the expected sensitivity of future lease rates to future market interest rates.

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in Interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the planned sale of the aircraft financing business (see Note 16), the Company has de-designated the interest rate swaps associated with this business effective August 31, 2005 and will no longer account for them as cash flow hedges under SFAS No. 133. Accordingly, in accordance with SFAS No. 133, amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps shall be reclassified to earnings as a net gain or loss during the period from the date of de-designation through the original maturity date of each of the respective swaps.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests, so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

Aircraft under Operating Leases.

Aircraft Held for Sale.    On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s aircraft leasing business. In connection with this action, the aircraft leasing business has been classified as “held for sale” under the provisions of SFAS No. 144 and reported as discontinued operations in the Company’s condensed consolidated financial statements. The aircraft portfolio is no longer being depreciated after August 17, 2005 and the Company recognized a charge of approximately $1.7 billion ($1.0 billion after tax) to reflect the writedown of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. The sales process has commenced and the Company currently

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipates the closing of a transaction in mid-2006. Because the final structure and timing of the sales transaction is not known at this time, the estimated charge may be adjusted and there can be no assurance that an additional charge may not be required in connection with the sale transaction. In accordance with SFAS No. 144, the Company is required to assess the fair value of the aircraft leasing business until its ultimate disposition. Changes in the estimated fair value may result in additional losses (or gains) in future periods as required by SFAS No. 144. A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

Aircraft to be Held and Used.    Prior to the third quarter of fiscal 2005, aircraft under operating leases that were to be held and used were stated at cost less accumulated depreciation and impairment charges. Depreciation was calculated on a straight-line basis over the estimated useful life of the aircraft asset, which was generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the Company’s aircraft that were to be held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows were less than its carrying value, the Company recognized an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft was based upon the average market appraisal values obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any.

Stock-Based Compensation.    In fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. In fiscal 2005, the Company early adopted SFAS No. 123R, which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

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

In accordance with SFAS 123R, fiscal 2005 compensation expense includes the amortization of fiscal 2003 and fiscal 2004 awards but does not include any amortization for fiscal 2005 year-end awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily 2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily 3 and 4 years). The shorter amortization period will have the effect of increasing compensation expense in fiscal 2006.

For stock-based awards issued prior to the adoption of SFAS 123R, the Company’s accounting policy for such awards granted to retirement-eligible employees is to recognize compensation cost over the service period

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified in the award terms. The Company accelerates any unrecognized compensation cost if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees after the adoption of SFAS 123R on December 1, 2004, the Company’s accounting policy is to treat such awards as fully vested on the date of grant, unless other provisions of the award terms operate as substantive service provisions. For awards granted to retirement-eligible employees during fiscal 2005, compensation expense for such awards was recognized on the date of grant.

2.    Goodwill and Intangible Assets.

During the first quarter of fiscal 2005, the Company completed the annual goodwill impairment test that is required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the nine month period ended August 31, 2005 were as follows:

	Institutional Securities	Retail Brokerage	Asset Management	Discover(1)	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2004	$319	$583	$966	$—	$1,868
Translation adjustments	—	(26)	—	—	(26)
Goodwill acquired during the year and other(2)	125	—	—	243	368

Balance as of August 31, 2005	$444	$557	$966	$243	$2,210

Intangible assets:
Balance as of November 30, 2004	$331	$—	$—	$—	$331
Intangible assets sold(3)	(75)	—	—	—	(75)
Intangible assets acquired	—	—	—	91	91
Amortization expense	(22)	—	—	(4)	(26)

Balance as of August 31, 2005	$234	$—	$—	$87	$321

(1)	Represents goodwill and intangible assets acquired in connection with the Company’s acquisition of PULSE (see Note 17).
(2)	Institutional Securities activity includes adjustments to goodwill related to the sale of the Company’s interest in POSIT (see Note 17) and for the recognition of deferred tax liabilities in connection with the Company’s acquisition of Barra, Inc.
(3)	Related to the sale of the Company’s interest in POSIT (see Note 17).

3.    Securities Financing and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are treated as financing transactions and are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned also are treated as financing transactions and are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is the primary beneficiary and certain equity-referenced securities where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned.

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

	At August 31, 2005	At November 30, 2004
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$10,395	$6,283
Other sovereign government obligations	279	249
Corporate and other debt	16,327	15,564
Corporate equities	4,952	2,754

Total	$31,953	$24,850

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, finance the Company’s inventory positions, acquire securities to cover short positions and settle other securities obligations and to accommodate customers’ needs. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2005 and November 30, 2004, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $752 billion and $750 billion, respectively, and the fair value of the portion that has been sold or repledged was $696 billion and $679 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $4.2 billion at August 31, 2005, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the nine month period ended August 31, 2005. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and nine month period ended August 31, 2005 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests at August 31, 2005 was not material to the Company’s results of operations.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at August 31, 2005 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$2,722		$991		$376
Weighted average life (in months)	40		89		100
Credit losses (rate per annum)	0.00-3.75%		—		0.00-2.00%
Impact on fair value of 10% adverse change	$(71)		$—		$(1)
Impact on fair value of 20% adverse change	$(137)		$—		$(2)
Weighted average discount rate (rate per annum)	8.37%		5.30%		5.93%
Impact on fair value of 10% adverse change	$(44)		$(28)		$(12)
Impact on fair value of 20% adverse change	$(88)		$(54)		$(24)
Prepayment speed assumption(1)(2)	254-1900	PSA	159-571	PSA	—
Impact on fair value of 10% adverse change	$(51)		$(3)		$—
Impact on fair value of 20% adverse change	$(63)		$(7)		$—

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the nine month periods ended August 31, 2005 and 2004, the Company received proceeds from new securitization transactions of $50 billion and $55 billion, respectively, and cash flows from retained interests in securitization transactions of $5.1 billion and $4.2 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Consumer Loans.

Consumer loans were as follows:

	At August 31, 2005	At November 30, 2004
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$21,870	$21,169
Less:
Allowance for consumer loan losses	828	943

Consumer loans, net	$21,042	$20,226

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Balance at beginning of period	$840	$956	$943	$1,002
Additions:
Provision for consumer loan losses	224	240	568	702
Deductions:
Charge-offs	287	276	808	847
Recoveries	(51)	(34)	(125)	(97)

Net charge-offs	236	242	683	750

Balance at end of period	$828	$954	$828	$954

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$53	$49	$159	$172

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$28	$30	$88	$108

At August 31, 2005, the Company had commitments to extend credit for consumer loans of approximately $258 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received net proceeds from consumer loan sales of $788 million and $5,742 million in the quarter and nine month period ended August 31, 2005 and $740 million and $5,175 million in the quarter and nine month period ended August 31, 2004.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable, cash collateral accounts and other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide only adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At August 31, 2005, the Company had $13.0 billion of retained interests, including $9.7 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the nine month periods ended August 31, 2005 and 2004, the Company completed credit card asset securitizations of $3.4 billion and $1.9 billion, respectively, and recognized net securitization losses of $2 million and $7 million, respectively, as servicing fees in the condensed consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $26.5 billion and $28.5 billion at August 31, 2005 and November 30, 2004, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine month periods ended August 31, 2005 and 2004 were as follows:

	Nine Months Ended August 31,
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At August 31, 2005
Residual Interests (carrying amount/fair value)	$246
Weighted average life (in months)	5.0
Weighted average payment rate (rate per month)	20.11%
Impact on fair value of 10% adverse change	$(17)
Impact on fair value of 20% adverse change	$(32)
Weighted average credit losses (rate per annum)	5.59%
Impact on fair value of 10% adverse change	$(51)
Impact on fair value of 20% adverse change	$(101)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(4)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Nine Months Ended August 31,
	2005	2004
Proceeds from new credit card asset securitizations	$3.4	$1.9
Proceeds from collections reinvested in previous credit card asset securitizations	$44.6	$47.1
Contractual servicing fees received	$0.4	$0.5
Cash flows received from retained interests	$1.4	$1.3

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At August 31, 2005		Nine Months Ended August 31, 2005
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$47,105	$1,840	$47,605	$1,806
Less: Securitized general purpose credit card loans	26,535

Owned general purpose credit card loans	$20,570

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Borrowings.

Long-term borrowings at August 31, 2005 scheduled to mature within one year aggregated $12,228 million.

During the nine month period ended August 31, 2005, the Company issued senior notes aggregating $23,184 million, including non-U.S. dollar currency notes aggregating $10,190 million. The Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates trading levels. Maturities in the aggregate of these notes by fiscal year are as follows: 2005, $7 million; 2006, $3,150 million; 2007, $3,041 million; 2008, $4,765 million; 2009, $84 million; and thereafter, $12,137 million. In the nine month period ended August 31, 2005, $14,570 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at August 31, 2005.

6.    Capital Units.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both August 31, 2005 and November 30, 2004.

7.    Common Stock and Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $3,467 million at August 31, 2005, which exceeded the amount required by $2,648 million. MSDWI’s net capital totaled $1,414 million at August 31, 2005, which exceeded the amount required by $1,329 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2005, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Regulatory Developments.    On July 28, 2005, the U.S. Securities and Exchange Commission (“SEC”) approved an application by the Company to become a consolidated supervised entity (“CSE”) effective December 1, 2005. As a CSE, the Company is subject to group-wide supervision and examination by the SEC and minimum capital

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements on a consolidated basis. See also, “Regulation – Consolidated Supervision and Revised Capital Standards” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Treasury Shares.    During the nine month period ended August 31, 2005, the Company purchased approximately $2,501 million of its common stock through a combination of open market purchases and purchases from employees at an average cost of $54.86 per share. During the nine month period ended August 31, 2004, the Company purchased approximately $444 million of its common stock through open market purchases at an average cost of $51.26 per share.

8.    Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$1,166	$857	$3,446	$3,388
Loss on discontinued operations, net	(1,022)	(20)	(1,021)	(102)
Cumulative effect of accounting change, net	—	—	49	—

Net income applicable to common shareholders	$144	$837	$2,474	$3,286

Weighted average common shares outstanding	1,046	1,081	1,056	1,081

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$1.12	$0.80	$3.26	$3.13
Loss on discontinued operations, net	(0.98)	(0.02)	(0.97)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Basic EPS	$0.14	$0.78	$2.34	$3.04

Diluted EPS:
Net income applicable to common shareholders	$144	$837	$2,474	$3,286

Weighted average common shares outstanding	1,046	1,081	1,056	1,081
Effect of dilutive securities:
Stock options	26	25	24	26

Weighted average common shares outstanding and common stock equivalents	1,072	1,106	1,080	1,107

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$1.09	$0.78	$3.19	$3.06
Loss on discontinued operations, net	(0.96)	(0.02)	(0.95)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Diluted EPS	$0.13	$0.76	$2.29	$2.97

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	95	97	95	95

Cash dividends declared per common share were $0.27 and $0.81 for the quarter and nine month period ended August 31, 2005 and $0.25 and $0.75 for the quarter and nine month period ended August 31, 2004.

9.    Commitments and Contingencies.

Letters of Credit.    At August 31, 2005 and November 30, 2004, the Company had approximately $7.3 billion and $8.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate amount of the investment grade and non-investment grade lending commitments are shown below:

	At August 31, 2005	At November 30, 2004
	(dollars in millions)
Investment grade lending commitments	$27,601	$18,989
Non-investment grade lending commitments	2,968	1,409

Total	$30,569	$20,398

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

The Company has commitments to fund other less liquid investments, including at August 31, 2005, $171 million in connection with principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit to clients that may subject the Company to increased credit and liquidity risks.

At August 31, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $85 billion and $49 billion, respectively.

Legal.    In addition to the matters described in the Form 10-K and the Company’s Quarterly Reports on Form 10-Q, in the normal course of business, the Company has been named, from time to time, as a defendant in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including the Company.

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, and except as described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Parmalat.    On July 18, 2005, the Italian Government approved the settlement agreement that the Company and its subsidiaries, Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd., had entered into with the administrator of Parmalat pursuant to which the Company agreed to pay €155 million to Parmalat as part of a settlement of all existing and potential claims between the Company and Parmalat. For further information, see “Legal Proceedings” in Part II, Item 1.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion.

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 18.

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at August 31, 2005 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at August 31, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	August 31, 2005(1)		At November 30, 2004(1)
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$21,326	$17,333	$22,998	$18,797
Foreign exchange forward contracts and options	4,042	4,550	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	5,876	10,026	5,898	7,373
Commodity forwards, options and swaps	18,169	16,486	11,294	8,702

Total	$49,413	$48,395	$49,475	$43,540

(1)	Effective December 1, 2004 the Company elected to net cash collateral paid or received against its OTC derivatives inventory under credit support annexes. See Note 1.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Retail Brokerage, Asset Management and Discover. For further discussion of the Company’s business segments, see Note 1. Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Retail Brokerage associated with sales of certain products and the related compensation costs paid to Retail Brokerage’s global representatives.

Beginning in the third quarter of fiscal 2005, the Company renamed three of its business segments. The Individual Investor Group was renamed “Retail Brokerage,” Investment Management was renamed “Asset Management” and Credit Services was renamed “Discover.” In addition, beginning in the third quarter of fiscal 2005, the principal components of the residential mortgage loan business previously included in the Discover business segment are managed by and included within the results of the Institutional Securities business segment. Prior periods have been restated to conform to the current period’s presentation.

Selected financial information for the Company’s segments is presented below:

Three Months Ended August 31, 2005	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,618	$1,171	$678	$530	$(62)	$5,935
Net interest	546	84	1	381	—	1,012

Net revenues	$4,164	$1,255	$679	$911	$(62)	$6,947

Income from continuing operations before losses from unconsolidated investees and income taxes	$1,288	$30	$162	$239	$23	$1,742
Losses from unconsolidated investees	105	—	—	—	—	105

Income from continuing operations before taxes(1)	$1,183	$30	$162	$239	$23	$1,637

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended August 31, 2004(2)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$1,897	$1,065	$691	$554	$(67)	$4,140
Net interest	868	59	1	330	—	1,258

Net revenues	$2,765	$1,124	$692	$884	$(67)	$5,398

Income from continuing operations before losses from unconsolidated investees and income taxes	$673	$22	$217	$330	$31	$1,273
Losses from unconsolidated investees	77	—	—	—	—	77

Income from continuing operations before taxes(1)	$596	$22	$217	$330	$31	$1,196

Nine Months Ended August 31, 2005	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$10,081	$3,483	$2,014	$1,733	$(199)	$17,112
Net interest	1,438	238	3	1,025	—	2,704

Net revenues	$11,519	$3,721	$2,017	$2,758	$(199)	$19,816

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$3,178	$501	$624	$856	$72	$5,231
Losses from unconsolidated investees	245	—	—	—	—	245

Income from continuing operations before taxes and cumulative effect of accounting change, net(1)(3)	$2,933	$501	$624	$856	$72	$4,986

Nine Months Ended August 31, 2004(2)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$8,501	$3,365	$2,023	$1,756	$(218)	$15,427
Net interest	1,780	179	1	897	—	2,857

Net revenues	$10,281	$3,544	$2,024	$2,653	$(218)	$18,284

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$3,173	$320	$596	$950	$89	$5,128
Losses from unconsolidated investees	251	—	—	—	—	251
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income from continuing operations before taxes(1)	$2,877	$320	$596	$950	$89	$4,832

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(4)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At August 31, 2005	$790,101	$17,379	$3,612	$26,439	$(140)	$837,391

At November 30, 2004(2)	$701,853	$17,839	$3,759	$24,096	$(213)	$747,334

(1)	See Note 16 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(3)	See Note 1 for a discussion of the cumulative effect of accounting change, net.
(4)	Corporate assets have been fully allocated to the Company’s business segments.

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

At August 31, 2005, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $8.2 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At August 31, 2005, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $33.3 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, exchangeable trust, loan and bond issuing, collateralized debt and loan obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $14.1 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at August 31, 2005. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes certain information regarding these guarantees at August 31, 2005:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$464,665	$365,761	$454,319	$417,432	$1,702,177	$26,581	$111
Standby letters of credit and other financial guarantees	5,989	240	314	1,785	8,328	80	651
Market value guarantees	3	109	146	899	1,157	56	135
Liquidity guarantees	1,455	8	49	121	1,633	—	—

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at August 31, 2005 and November 30, 2004 was $250 million and $265 million, respectively. As of August 31, 2005 and November 30, 2004, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $64 million and $68 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At August 31, 2005 and November 30, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $165 million and $198 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business, the Company issues general purpose credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant. If the Discover Network is unable to collect the amount from the merchant, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued in the U.K. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total Discover Network sales transaction volume processed to date as well as the total U.K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cardmember sales transaction volume billed to date that could qualify as a valid disputed transaction under the Company’s merchant processing network, issuer and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. This amount cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters and nine month periods ended August 31, 2005 and 2004:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Losses related to merchant chargebacks (dollars in millions)	$1	$2	$5	$5
Aggregate net sales volume (dollars in billions)	22.8	20.4	64.8	59.6

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at August 31, 2005. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At August 31, 2005	At November 30, 2004
	(dollars in millions)
Settlement withholdings and escrow deposits	$49	$53

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

In the quarters and nine month periods ended August 31, 2005 and 2004, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Losses from unconsolidated investees	$105	$77	$245	$251
Tax credits	109	88	254	270
Tax benefits on losses	41	31	97	101

Under the current tax law, synthetic fuels tax credits under Section 29 of the Internal Revenue Code (“Section 29 tax credits”) are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2005 or future years exceeds the applicable Base Price, the Section 29 tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Section 29 tax credits realized in prior years are not affected by this limitation. In April 2005, the Company entered into a derivative contract designed to reduce its exposure to rising oil prices and the potential phase-out of the Section 29 tax credits in 2005. Changes in fair value relative to this derivative contract are included within Principal transactions - trading revenues.

Internal Revenue Service (IRS”) field auditors had been contesting the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (“the LLC”). To qualify for the Section 29 tax credits, the production facility must have been placed in service before July 1, 1998. The IRS has issued a Technical Advice Memorandum confirming that the LLC synthetic fuel facilities at issue meet the placed in service requirement under Section 29 of the Internal Revenue Code. The LLC has been informed that the IRS field auditors have decided to close the audit without any disallowance of tax credits.

15.    Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Service cost, benefits earned during the period	$33	$28	$99	$84
Interest cost on projected benefit obligation	35	33	105	99
Expected return on plan assets	(32)	(32)	(96)	(96)
Net amortization and other	9	6	27	18

Net periodic benefit expense	$45	$35	$135	$105

Subsequent to August 31, 2005, the Company contributed approximately $250 million to its pension plans (U.S. and non-U.S.).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Discontinued Operations.

Fiscal 2005 Activity.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s aircraft leasing business. In connection with this action, the aircraft leasing business has been classified as “held for sale” under the provisions of SFAS No. 144 and reported as discontinued operations in the Company’s condensed consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after tax) to reflect the writedown of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. The sales process has commenced and the Company currently anticipates the closing of a transaction in mid-2006. Because the final structure and timing of the sales transaction is not known at this time, the estimated charge may be adjusted and there can be no assurance that an additional charge may not be required in connection with the sale transaction. In accordance with SFAS No. 144, the Company is required to assess the fair value of the aircraft leasing business until its ultimate disposition. Changes in the estimated fair value may result in additional losses (or gains) in future periods as required by SFAS No. 144. A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

The appraised values of the aircraft portfolio, both previously disclosed by the Company and with respect to appraisals received in August 2005 (with a range of $2.5 billion to $3.3 billion and an average of $2.8 billion in August 2005), represent a summation of each of the estimated values of the aircraft assuming each aircraft is sold individually. These appraised values do not consider the costs of running the business, the prospects of the business as a whole, the divestiture of a large number of planes at one time, the expenses associated with the sale and other elements. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole, not just individual planes. The estimated value of the business is based on an evaluation of current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses. The proceeds actually realized for the business will depend upon the buyer’s analysis of the business and its opportunities, as well as overall economic conditions, including fuel prices, and their impact on the aircraft industry.

Fiscal 2004 Activity.

In the third quarter of fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold.

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding the pre-tax loss on discontinued operations that are included in these amounts (dollars in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Pre-tax loss on discontinued operations(1)(2)	$1,700	$33	$1,698	$170

(1)	Includes pre-tax loss on discontinued operations of $42 million and $40 million for the three and nine month periods ended August 31, 2004 on certain aircraft classified as “held for sale” in the third quarter of 2004.
(2)	Includes a $109 million non-cash pre-tax asset impairment charge in the nine month period ended August 31, 2004.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business as of August 31, 2005:

At August 31, 2005
(dollars in millions)
Assets:
Aircraft under operating leases	$2,000
Other assets	37

Total assets	$2,037

Liabilities:
Payable to affiliates	$1,711
Other liabilities	694

Total liabilities	$2,405

17.    Business Acquisition and Sale.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit network currently serving banks, credit unions and savings institutions. As of the date of acquisition, the results of PULSE are included within the Discover business segment. The acquisition price was approximately $324 million, which was paid in cash during fiscal 2005. The Company recorded goodwill and other intangible assets of $334 million in connection with the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement.

At January 12, 2005
(dollars in millions)
Cash and cash equivalents	$ 1
Receivables	22
Office facilities	14
Other assets	14
Amortizable intangible assets	91
Goodwill	243

Total assets acquired	385
Total liabilities assumed	61

Net assets acquired	$324

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as part of its acquisition of Barra, Inc. in June 2004. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million (see Note 2).

18.    Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company expects the field work for the IRS examination to be completed during 2005 and has filed an appeal with respect to unresolved issues. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolutions occur.

19.    Insurance Settlement.

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

The pre-tax gain, which was recorded as a reduction to non-interest expenses, is included within the Retail Brokerage ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

20.    Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Retail Brokerage ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the current nine month period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

21.    American Jobs Creation Act of 2004.

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

In August 2005, the U.S. Treasury Department issued clarifying guidance on various issues arising under the Act, including issues related to the definition of related party indebtedness. The Company is continuing to assess the impact of the repatriation provision, taking into account this clarifying guidance. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. If the Company is not limited by the related party indebtedness provisions of the Act and is able to repatriate the maximum $4.0 billion of foreign earnings, the Company expects to record a tax benefit of up to $250 million in the fourth quarter of fiscal 2005. If the Company is unable to repatriate foreign earnings within the constraints of the Act, it will not record any tax benefit in the fourth quarter of fiscal 2005.

22.    Limited Partnerships.

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company is required to adopt EITF Issue No. 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. The Company is currently assessing the impact of adopting the provisions of EITF Issue No. 04-5 on these existing limited partnerships; however, since the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the impact of EITF Issue No. 04-5 is not expected to be material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (“Morgan Stanley”) as of August 31, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2005 and 2004, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2005 and 2004. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

October 7, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Retail Brokerage, Asset Management and Discover. The Company’s Institutional Securities business includes securities underwriting and distribution; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; principal investing and real estate investment management; providing benchmark indices and risk management analytics; and research. The Company’s Retail Brokerage business provides comprehensive brokerage, investment and financial services designed to accommodate individual investment goals and risk profiles. The Company’s Asset Management business provides global asset management products and services for individual and institutional investors through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional channel. The Company’s Discover business offers Discover®-branded cards, and other consumer finance products and services, and includes the operations of Discover Network, a network of merchant and cash access locations based predominantly in the U.S., and PULSE EFT Association, Inc. (“PULSE®”), a U.S.-based automated teller machine/debit network. Morgan Stanley-branded credit cards and personal loan products that are offered in the U.K. are also included in the Discover business segment. The Company provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the “Form 10-K”).

The Company’s results of operations for the three and nine month periods ended August 31, 2005 and 2004 are discussed below. The results of the Company’s aircraft leasing business are reported separately as discontinued operations for all periods presented (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004(1)	2005	2004(1)
Net revenues (dollars in millions):
Institutional Securities	$4,164	$2,765	$11,519	$10,281
Retail Brokerage	1,255	1,124	3,721	3,544
Asset Management	679	692	2,017	2,024
Discover	911	884	2,758	2,653
Intersegment Eliminations	(62)	(67)	(199)	(218)

Consolidated net revenues	$6,947	$5,398	$19,816	$18,284

Income before taxes(2) (dollars in millions):
Institutional Securities	$1,288	$673	$3,178	$3,173
Retail Brokerage	30	22	501	320
Asset Management	162	217	624	596
Discover	239	330	856	950
Intersegment Eliminations	23	31	72	89

Consolidated income before taxes	$1,742	$1,273	$5,231	$5,128

Consolidated net income (dollars in millions)	$144	$837	$2,474	$3,286

Basic earnings per common share:
Income from continuing operations	$1.12	$0.80	$3.26	$3.13
Loss on discontinued operations	(0.98)	(0.02)	(0.97)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Basic earnings per common share	$0.14	$0.78	$2.34	$3.04

Diluted earnings per common share:
Income from continuing operations	$1.09	$0.78	$3.19	$3.06
Loss on discontinued operations	(0.96)	(0.02)	(0.95)	(0.09)
Cumulative effect of accounting change, net	—	—	0.05	—

Diluted earnings per common share	$0.13	$0.76	$2.29	$2.97

Statistical Data.

Book value per common share(3)	$26.07	$25.00	$26.07	$25.00

Return on average common equity	2.0%	12.3%	11.6%	16.6%

Return on average common equity from continuing operations on a pro forma basis(4)	17.1%	13.3%	17.0%	18.1%

Effective income tax rate	28.8%	28.3%	31.0%	29.9%

Consolidated assets under management or supervision (dollars in billions):
Equity	$282	$224	$282	$224
Fixed Income	119	130	119	130
Money Market	87	80	87	80
Other(5)	99	85	99	85

Total(6)	$587	$519	$587	$519

Worldwide employees	53,760	52,812	53,760	52,812

Statistical Data—(Continued).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004(1)	2005	2004(1)
Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(7):
Global market volume	$147.2	$139.2	$273.5	$287.5
Market share	24.1%	29.5%	23.4%	29.7%
Rank	5	3	4	2
Mergers and acquisitions announced transactions (dollars in billions)(7):
Global market volume	$116.4	$80.0	$441.0	$259.8
Market share	22.0%	21.4%	29.7%	24.6%
Rank	3	3	1	2
Global equity and equity-related issues (dollars in billions)(7):
Global market volume	$9.1	$9.3	$23.7	$37.9
Market share	6.5%	8.9%	7.8%	11.8%
Rank	5	2	5	1
Global debt issues (dollars in billions)(7):
Global market volume	$89.5	$90.7	$240.8	$257.2
Market share	6.2%	7.6%	6.1%	7.3%
Rank	5	2	5	2
Global initial public offerings (dollars in billions)(7):
Global market volume	$3.3	$5.3	$7.3	$12.2
Market share	7.0%	13.7%	8.3%	14.5%
Rank	4	1	3	1
Pre-tax profit margin(8)	31%	24%	28%	30%

Retail Brokerage (dollars in billions, unless otherwise noted):
Global representatives	9,311	10,785	9,311	10,785
Annualized net revenue per global representative (dollars in thousands)(9)	$508	$418	$482	$435
Retail Brokerage assets by client segment:
$10 million or more	$120	$105	$120	$105
$1 million - $10 million	201	174	201	174
$100,000 - $1 million	182	186	182	186
Less than $100,000	33	40	33	40

Total Retail Brokerage assets	536	505	536	505
International	55	46	55	46
Corporate and other accounts	28	25	28	25

Total client assets	$619	$576	$619	$576

Fee-based assets as a percentage of total client assets	27%	25%	27%	25%
Pre-tax profit margin(8)	2%	2%	14%	9%
Asset Management:
Assets under management or supervision (dollars in billions)	$428	$394	$428	$394
Percent of fund assets in top half of Lipper rankings(10)	67%	49%	67%	49%
Pre-tax profit margin(8)	24%	31%	31%	29%
Pre-tax profit margin(8) (excluding private equity)	22%	24%	30%	26%
Discover (dollars in millions, unless otherwise noted)(11):
Period-end credit card loans—Owned	$20,570	$18,471	$20,570	$18,471
Period-end credit card loans—Managed	$47,105	$47,126	$47,105	$47,126
Average credit card loans—Owned	$19,835	$17,787	$19,267	$17,287
Average credit card loans—Managed	$46,769	$46,873	$47,605	$47,485
Net principal charge-off rate—Owned	4.69%	5.36%	4.64%	5.72%
Net principal charge-off rate—Managed	5.12%	5.76%	5.06%	6.19%
Return on receivables—Owned	3.01%	4.70%	3.70%	4.66%
Return on receivables—Managed	1.28%	1.78%	1.50%	1.70%
Transaction volume (dollars in billions)	$26.7	$25.4	$78.0	$73.9
Net sales	$22.4	$20.3	$64.3	$59.6
Other transaction volume	$4.3	$5.1	$13.7	$14.3
Payment services transaction volume (in millions)	798	313	2,091	917
Pre-tax profit margin(8)	26%	37%	31%	36%

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net.
(3)	Book value per common share equals shareholders’ equity of $28,226 million at August 31, 2005 and $27,420 million at August 31, 2004, divided by common shares outstanding of 1,083 million at August 31, 2005 and 1,097 million at August 31, 2004, respectively.

(4)	Pro forma annualized return on average common equity from continuing operations is computed assuming a $1.5 billion equity allocation for the Company’s aircraft leasing business for all periods through July 2005 and $0.4 billion for August 2005. The decrease in equity allocated to this business primarily reflects the decrease in asset value as a result of a $1.7 billion pre-tax charge for discontinued operations (see “Discontinued Operations” herein). The fiscal 2005 periods exclude $178 million in expenses for senior management severance and new hires (see “Senior Management Compensation Charges” herein). The Company views the pro forma return on average common equity as a relevant indicator of its operating performance for period to period comparisons as well as when comparing its operating results to other financial services firms.
(5)	Amounts include alternative investment vehicles.
(6)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Retail Brokerage and Institutional Securities segments.
(7)	Source: Thomson Financial, data as of September 8, 2005—The data for the three months ended August 31, 2005 and 2004 are for the periods from June 1 to August 31, 2005 and June 1 to August 31, 2004, respectively. The data for the nine months ended August 31 are for the periods from January 1 to August 31, 2005 and January 1 to August 31, 2004, respectively, as Thomson Financial presents this data on a calendar-year basis.
(8)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.
(9)	Annualized Retail Brokerage net revenues divided by average global representative headcount.
(10)	Source: Lipper, one-year performance excluding money market funds as of August 31, 2005 and 2004, respectively.
(11)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Third Quarter 2005—Performance.

Company Results.    The Company recorded net income of $144 million and diluted earnings per share of $0.13 for the quarter ended August 31, 2005, both decreasing 83% from the comparable fiscal 2004 period. Results for the quarter included an after-tax charge of approximately $1.0 billion for discontinued operations related to the planned sale of the Company’s aircraft leasing business (see “Discontinued Operations” herein). Net revenues (total revenues less interest expense and the provision for loan losses) increased 29% from last year’s third quarter to $6.9 billion and the return on average common equity was 2.0% compared with 12.3% in the third quarter of last year. Income from continuing operations was $1,166 million for the quarter, an increase of 36% from a year ago. Diluted earnings per share from continuing operations were $1.09 compared with $0.78 in last year’s third quarter.

Non-interest expenses of $5.2 billion increased 26% from the prior year, and included higher compensation accruals associated with a higher level of net revenues as well as charges for senior management severance and new hires of approximately $178 million (see “Senior Management Compensation Charges” herein). Non-interest expenses in the quarter also included a charge of approximately $100 million related to various legal and regulatory matters in the Retail Brokerage business (see “Legal Proceedings” in Part II, Item 1).

The Company’s effective income tax rate was 28.8% for the third quarter of fiscal 2005 and 28.3% in the third quarter of fiscal 2004.

For the nine month period ended August 31, 2005, net income was $2,474 million, a 25% decrease from the comparable fiscal 2004 period. Diluted earnings per share were $2.29, down 23% from a year ago. Net revenues in the nine month period increased 8% to $19.8 billion and non-interest expenses increased 11% to $14.6 billion from a year ago. The annualized return on average common equity for the nine month period was 11.6% compared with 16.6% last year. Income from continuing operations was $3,446 million for the nine month period ended August 31, 2005, an increase of 2% from a year ago. Diluted earnings per share from continuing operations were $3.19 compared with $3.06 a year ago.

Institutional Securities.    The Company’s Institutional Securities business recorded income from continuing operations before losses from unconsolidated investees and income taxes of $1,288 million, a 91% increase from last year’s third quarter. Net revenues increased 51% to $4.2 billion, reflecting increases in fixed income and equity sales and trading revenues and investment banking revenues. Non-interest expenses were $2.9 billion, a 37% increase from a year ago. Compensation and benefits expenses increased 54% due to higher incentive-based compensation accruals and costs associated with senior management changes. Non-compensation expenses increased 12%, reflecting increased levels of business activity.

Investment banking advisory revenues increased 25% from last year’s third quarter to $388 million. Underwriting revenues rose 27% from last year’s third quarter to $510 million due to higher fixed income underwriting revenues.

Fixed income sales and trading net revenues were $2.0 billion, up 64% from the third quarter of fiscal 2004. The increase in net revenues was broad-based and driven by strong performances in interest rate and currency products, credit products and commodities. Interest rate and currency products revenues reflected strong transaction activity and favorable positioning in interest rate and foreign exchange products and significantly higher revenues from emerging market fixed income securities. Credit products revenues increased as a result of tightening credit spreads in corporate credit products and solid results in securitized products. Commodities revenues increased, primarily due to higher revenues from electricity and natural gas products, precious metals and oil liquids. Equity sales and trading net revenues of $1.3 billion increased 45% from a year ago and were the highest quarterly total since the first quarter of fiscal 2001. The increase was driven by an improved performance in principal trading strategies, strong customer flows in the derivatives business and near record revenues in the prime brokerage business.

Retail Brokerage.    Retail Brokerage recorded pre-tax income of $30 million, a 36% increase from the third quarter of fiscal 2004. Net revenues increased 12% from last year’s third quarter to $1.3 billion. The increase reflected higher asset management, distribution and administration fees as client assets in fee-based accounts increased. Higher commission revenues were driven by increased activity in equity products. Non-interest expenses were up 11% from a year ago to $1.2 billion, driven by higher charges related to legal and regulatory matters and higher compensation and benefits expense related to senior management changes. Total client assets were $619 billion, up 7% from a year ago. Client assets in fee-based accounts rose 16% to $170 billion at August 31, 2005 and increased as a percentage of total client assets to 27% from 25% at August 31, 2004. At quarter-end, the number of global representatives was 9,311, a decrease of 1,474 from August 31, 2004, largely due to a reduction during the quarter of the least productive global representatives.

The Company believes that legal and regulatory matters have adversely affected, and in the near-term are likely to continue to adversely affect, the operating performance of Retail Brokerage. As part of its performance priorities for Retail Brokerage, the Company plans on making significant investments in additional staffing and infrastructure that are designed to, among other things, help address these matters, as well as improve overall operating performance.

Asset Management.    Asset Management recorded pre-tax income of $162 million, a 25% decrease from last year’s third quarter. Net revenues decreased 2% to $679 million largely driven by lower investment gains associated with the private equity business, partially offset by an increase in revenues generated by higher average assets under management or supervision. Non-interest expenses increased 9% to $517 million, largely due to higher compensation and benefits expense related to senior management changes, as well as higher professional services expense related to higher sub-advisory fees. Assets under management or supervision within Asset Management of $428 billion were up $34 billion, or 9%, from the third quarter of last year, primarily due to an increase in institutional assets, reflecting market appreciation.

Discover.    Discover recorded pre-tax income of $239 million, a decrease of 28% from the third quarter of fiscal 2004, largely due to higher non-interest expenses, partially offset by higher net revenues. Net revenues of $911 million were 3% higher than a year ago, primarily due to higher net interest income, a lower provision for consumer loan losses and higher merchant, cardmember and other fees, partially offset by lower servicing fees. Non-interest expenses were 21% higher than a year ago due to higher compensation and benefits expense, including costs associated with senior management changes, higher professional services expense and costs resulting from the acquisition of PULSE (see “Business Acquisition and Sale” herein). Other expenses also increased reflecting higher operating expenses, including accruals for losses associated with cardmember fraud. The managed credit card net principal charge-off rate for the quarter decreased 64 basis points from the same period a year ago to 5.12%, benefiting from improvements in portfolio credit quality. The managed over-30-day delinquency rate for the quarter decreased 90 basis points from a year ago to 3.91%, and the managed over-90-day delinquency rate was 42 basis points lower than a year ago at 1.80%. Managed credit card loans were $47.1 billion at quarter-end, relatively unchanged from a year ago.

During fiscal 2005, rising short term interest rates have resulted in a compressed interest rate spread on a managed basis for the Discover business segment (see “Discover—Managed General Purpose Credit Card Loan Data” herein.) In the event the Federal Reserve Board (the “Fed”) continues to raise short term interest rates, additional compression is expected to occur.

Business Outlook.

Entering the fourth quarter of fiscal 2005, global economic and market conditions appeared generally stable, and trading conditions remained favorable. However, U.S. consumer confidence declined amid concerns about the economic impact of Hurricane Katrina and rising gasoline prices. In addition, investors remain concerned about persistently higher oil prices, inflation, the U.S. federal budget deficit, continued interest rate increases by the Fed and geopolitical risk.

Global Market and Economic Conditions in the Quarter and Nine Month Period Ended August 31, 2005.

The U.S. economy remained generally strong during the nine month period ended August 31, 2005, supported by productivity gains and consumer spending. Consumer confidence strengthened, despite higher energy prices. Crude oil prices continued to rise to record levels in the quarter, primarily driven by higher global demand and the disruption of energy supplies caused by Hurricane Katrina. Consumer spending and business investment improved, while the U.S. unemployment rate declined to a four-year low of 4.9%. The equity markets improved modestly during the third quarter of fiscal 2005, as improved corporate earnings and positive economic developments marginally outweighed concerns over oil prices, inflation and the U.S. federal budget deficit. The Fed continued its efforts to tighten credit conditions by raising both the overnight lending rate and the discount rate on six separate occasions by an aggregate of 1.5% during the nine month period ended August 31, 2005. Long-term interest rates, however, declined as the yield curve continued to flatten during the quarter. Subsequent to quarter-end, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, economic growth remained sluggish primarily due to low levels of consumer spending and confidence. Rising oil prices may also adversely affect future economic growth. The European Central Bank left the benchmark interest rate unchanged during the nine month period ended August 31, 2005. In the U.K., economic growth was marginal as higher oil prices continued to suppress consumer demand and confidence. During the nine month period ended August 31, 2005, the Bank of England lowered the benchmark interest rate by 0.25%.

In Japan, the economy continued to recover as business investment and corporate profits improved, while export growth was modest. The jobless rate in Japan was near a seven year low at 4.4% in July 2005. Economic growth elsewhere in Asia continued, including in China, driven by strength in domestic spending and exports.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Retail Brokerage associated with sales of certain products and the related compensation costs paid to Retail Brokerage’s global representatives. Income before taxes recorded in Intersegment Eliminations was $23 million and $31 million in the quarters ended August 31, 2005 and 2004, respectively, and $72 million and $89 million in the nine month periods ended August 31, 2005 and 2004, respectively.

Certain reclassifications have been made to prior-period segment amounts to conform to the current period’s presentation.

Beginning in the third quarter of fiscal 2005, the Company renamed three of its business segments. The Individual Investor Group was renamed “Retail Brokerage,” Investment Management was renamed “Asset Management” and Credit Services was renamed “Discover.” In addition, beginning in the third quarter of fiscal 2005, the principal components of the residential mortgage loan business previously included in the Discover business segment are managed by and included within the results of the Institutional Securities business segment. Prior periods have been restated to conform to the current year’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Revenues:
Investment banking	$898	$711	$2,375	$2,341
Principal transactions:
Trading	2,044	574	5,594	4,248
Investments	60	38	238	190
Commissions	501	462	1,542	1,494
Asset management, distribution and administration fees	46	36	119	102
Interest and dividends	6,263	4,836	16,917	11,227
Other	69	76	213	126

Total revenues	9,881	6,733	26,998	19,728
Interest expense	5,717	3,968	15,479	9,447

Net revenues	4,164	2,765	11,519	10,281

Total non-interest expenses	2,876	2,092	8,341	7,108

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	1,288	673	3,178	3,173
Losses from unconsolidated investees	105	77	245	251
Dividends on preferred securities subject to mandatory redemption	—	—	—	45

Income from continuing operations before income taxes and cumulative effect of accounting change, net	$1,183	$596	$2,933	$2,877

Investment Banking.    Investment banking revenues for the quarter increased 26% from the comparable period of fiscal 2004, driven by strength in underwriting revenues and advisory fees from merger, acquisition and restructuring transactions. Advisory fees from merger, acquisition and restructuring transactions were $388 million, an increase of 25% from the comparable period of fiscal 2004 and the highest quarterly levels reached since the first quarter of fiscal 2001. The increase in advisory fees reflected higher revenues from the energy and utilities, real estate and retail sectors as compared with the prior year period. Underwriting revenues were $510 million, an increase of 27% from the comparable period of fiscal 2004. Equity underwriting revenues of $200 million were comparable with the third quarter of fiscal 2004. Fixed income underwriting revenues increased 54% to $310 million, reflecting higher revenues from non-investment grade fixed income products.

Investment banking revenues in the nine month period ended August 31, 2005 increased 1% from the comparable period of fiscal 2004. The increase was due to higher revenues from fixed income underwriting transactions and merger, acquisition and restructuring activities, partially offset by lower revenues from equity underwriting transactions.

At August 31, 2005, the backlog of equity underwriting and merger, acquisition and restructuring transactions was higher as compared with the end of the third quarter of fiscal 2004. The backlog of merger, acquisition and restructuring transactions and equity underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval, or a decision on the part of the parties involved not to pursue a transaction.

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

Sales and trading revenues include the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004(1)	2005	2004(1)
	(dollars in millions)
Equity	$1,280	$883	$3,613	$3,101
Fixed income(2)	1,973	1,201	5,321	4,751

(1)	Certain reclassifications have been made to prior period amounts to conform to the current presentation.
(2)	Amounts include revenues from interest rate and currency products, credit products and commodities. Amounts exclude revenues from corporate lending activities.

Total sales and trading revenues increased 62% in the quarter ended August 31, 2005 from the comparable period of fiscal 2004, reflecting higher fixed income and equity sales and trading revenues.

Equity sales and trading revenues increased 45% as compared with the prior year quarter and reached their highest quarterly total since the first quarter of fiscal 2001. The increase was driven by an improved performance in principal trading strategies, strong customer flows in the derivatives business and higher revenues in the prime brokerage business, which continued to perform at near record levels. Despite continued low levels of equity market volatility, favorable trading opportunities positively impacted revenues, as major global market indices trended higher and credit markets recovered. The increase in prime brokerage revenues reflected record levels of customer balances. Commission revenues continued to be affected by intense competition and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 64% from the third quarter of fiscal 2004. The increase was broad-based and driven by strong performances in interest rate and currency products, credit products and commodities. Interest rate and currency product revenues increased 107%, primarily due to strong transaction activity and favorable positioning in interest rate and foreign exchange products and significantly higher revenues from emerging market fixed income securities. Revenues from interest rate products increased as short-term rates rose and the U.S. treasury yield curve continued to flatten. Higher foreign exchange rate volatility and liquidity primarily led to the increase in foreign exchange revenues. Emerging market revenues were up sharply primarily due to higher market volatility, declining interest rates and narrowing credit spreads. Credit product revenues increased 40%, primarily due to strong revenues from corporate credit products, which were positively affected by tighter global credit spreads. Higher revenues from securitized products also contributed to the increase. Commodities revenues increased 30%, primarily due to higher revenues from electricity and natural gas products, precious metals and oil liquids. Oil prices increased during the quarter, driven by tight oil supplies and a disruption in production facilities caused by Hurricane Katrina, particularly at the end of the quarter.

Total sales and trading revenues increased 14% in the nine month period ended August 31, 2005 from the comparable period of fiscal 2004, reflecting higher fixed income and equity trading revenues. Equity sales and trading revenues increased 17%, driven primarily by higher revenues in the derivatives and prime brokerage businesses and improved performance in principal trading strategies. Strong customer flows drove the increase in revenues in the equity derivatives business. The increase in revenues in the prime brokerage business reflected growth in customer balances and new customer activity. Fixed income sales and trading revenues increased 12% in the nine month period ended August 31, 2005, primarily due to higher revenues from interest rate and currency products and credit products, partially offset by lower revenues in commodities products. Interest rate and currency product revenues increased primarily due to higher revenues from emerging market fixed income securities and interest rate products, partially offset by lower revenues from foreign exchange products. The increase in credit product revenues was primarily due to securitized products. Commodities revenues decreased primarily due to lower revenues from electricity and natural gas products.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include net revenues from corporate lending activities. In the quarter and nine month period ended August 31, 2005, revenues from corporate lending activities decreased by approximately $20 million and $120 million, respectively, reflecting the impact of mark-to-market valuations on a higher level of loans made in the fiscal 2005 periods.

Principal Transactions-Investments.    Principal transactions investment revenue increased 58% and 25% in the quarter and nine month period ended August 31, 2005 from the comparable periods of fiscal 2004. The increase in both periods was primarily related to higher net gains associated with the Company’s principal investment activities, including real estate.

Other.    Other revenues decreased 9% in the quarter and increased 69% in the nine month period ended August 31, 2005. The increase in the nine month period was primarily driven by revenues associated with Barra, Inc., which was acquired on June 3, 2004.

Non-Interest Expenses.    Non-interest expenses increased 37% and 17% in the quarter and nine month period ended August 31, 2005, respectively. Compensation and benefits expense increased 54% and 11% in the quarter and nine month period, respectively. The increase in both periods reflected higher incentive-based compensation accruals due to higher net revenues and Institutional Securities’s share ($109 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses increased 12% and 30% in the quarter and nine month period. Occupancy and equipment expense increased 12% and 44% in the quarter and nine month period, respectively, reflecting higher rental costs, primarily in North America. The increase in the nine month period also included a $71 million charge for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 13% and 15% in the quarter and nine month period, respectively, primarily reflecting increased trading activity. Information processing and communications expense increased 13% in nine month period, primarily due to higher telecommunication, data processing and market data costs. Professional services expense increased 28% and 30% in the quarter and nine month period, respectively, primarily due to higher consulting and legal costs, including costs related to the Coleman Litigation. Other expenses increased 67% in the nine month period. The nine month period of fiscal 2005 reflected legal accruals of $360 million related to the Coleman Litigation and approximately $120 million related to the Parmalat Matter, while the prior year period included legal accruals of $110 million related to the Parmalat Matter and IPO Allocation Matters (see Note 9 to the condensed consolidated financial statements and “Legal Proceedings” in Part II, Item 1).

RETAIL BROKERAGE

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Revenues:
Investment banking	$81	$64	$220	$223
Principal transactions:
Trading	116	130	347	412
Investments	1	(3)	(3)	(3)
Commissions	306	281	930	1,002
Asset management, distribution and administration fees	629	563	1,868	1,631
Interest and dividends	174	103	458	291
Other	38	30	121	100

Total revenues	1,345	1,168	3,941	3,656
Interest expense	90	44	220	112

Net revenues	1,255	1,124	3,721	3,544

Total non-interest expenses	1,225	1,102	3,220	3,224

Income before taxes and cumulative effective of accounting change, net	$30	$22	$501	$320

Investment Banking.    Investment banking revenues increased 27% in the quarter and decreased 1% in the nine month period ended August 31, 2005. The increase in the quarter was primarily due to higher revenues from fixed income and equity underwriting transactions, as well as higher revenues from sales of Unit Investment Trust products. The decrease in the nine month period was primarily due to lower revenues from fixed income underwriting transactions, partially offset by higher revenues from equity underwriting transactions and Unit Investment Trust products.

Principal Transactions.    Principal transaction trading revenues decreased 11% and 16% in the quarter and nine month period ended August 31, 2005 primarily due to lower revenues from fixed income products, reflecting lower customer transaction activity in corporate, government and municipal fixed income securities, partially offset by higher revenues from Unit Investment Trust products.

Commissions.    Commission revenues increased 9% in the quarter and decreased 7% in the nine month period ended August 31, 2005. The increase in the quarter reflected higher customer trading activity in equity products. The decrease in the nine month period was due to lower transaction volumes reflecting lower individual investor participation in the equity markets as compared with the prior year period.

Net Interest.    Net interest revenues increased 42% and 33% in the quarter and nine month period ended August 31, 2005, primarily due to more favorable net interest spreads on client margin activity.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 12% and 15% in the quarter and nine month period ended August 31, 2005. An increase in client asset balances resulted in higher fees from investors electing fee-based pricing arrangements, including separately managed accounts.

Client asset balances increased to $619 billion at August 31, 2005 from $576 billion at August 31, 2004. The increase was due to market appreciation, reflecting improvement in the global financial markets over the twelve month period. Client assets in fee-based accounts rose 16% from August 31, 2004 to $170 billion at August 31, 2005 and increased as a percentage of total client assets to 27% at August 31, 2005 from 25% at August 31, 2004.

Other.    Other revenues increased 27% and 21% in the quarter and nine month period ended August 31, 2005, primarily due to higher miscellaneous revenues and account fees.

Non-Interest Expenses.    Non-interest expenses increased 11% in the quarter and were relatively unchanged in the nine month period ended August 31, 2005. The nine month period included Retail Brokerage’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 6% in the nine month period. Compensation and benefits expense increased 9% in the quarter and 3% in the nine month period. The increase in both periods reflected Retail Brokerage’s share ($31 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein) and higher incentive-based compensation accruals due to higher net revenues. Information processing and communications expense increased 21% and 10% in the quarter and nine month period primarily due to higher telecommunications costs within the branch network. Professional services expense increased 26% and 28% in the quarter and nine month period largely due to higher sub-advisory fees associated with increased asset and revenue growth, as well as higher legal and consulting fees. Occupancy and equipment expense increased 15% in the nine month period primarily due to a $29 million charge recorded in the first quarter for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Other expenses increased 14% in the quarter primarily due to higher legal and regulatory costs (see “Legal Proceedings” in Part II, Item 1). The quarter included legal and regulatory charges of approximately $100 million primarily related to employment matters, and also included certain regulatory and branch litigation matters. The third quarter of fiscal 2004 included legal and regulatory charges which included, among other things, the expected costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Revenues:
Investment banking	$13	$8	$35	$31
Principal transactions:
Investments	33	90	99	158
Commissions	9	7	23	22
Asset management, distribution and administration fees	612	579	1,832	1,790
Interest and dividends	4	3	10	6
Other	11	7	25	22

Total revenues	682	694	2,024	2,029
Interest expense	3	2	7	5

Net revenues	679	692	2,017	2,024

Total non-interest expenses	517	475	1,393	1,428

Income before taxes and cumulative effective of accounting change, net	$162	$217	$624	$596

Investment Banking.    Investment banking revenues increased 63% and 13% in the quarter and nine month period ended August 31, 2005, primarily reflecting a higher volume of Unit Investment Trust sales.

Principal Transactions.    Principal transaction net investment gains aggregating $33 million and $99 million were recognized in the quarter and nine month period ended August 31, 2005 as compared with net gains of $90 million and $158 million in the quarter and nine month period ended August 31, 2004. The decrease in both periods primarily reflected lower net gains in the Company’s private equity portfolio.

Asset Management, Distribution and Administration Fees.    Asset Management’s period-end and average customer assets under management or supervision were as follows:

			For the Three Months Ended		For the Nine Months Ended
	At August 31, 2005	At August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$201	$194	$202	$195	$202	$198
Institutional	227	200	220	193	222	184

Total	$428	$394	$422	$388	$424	$382

Assets under management or supervision by asset class:
Equity	$215	$179	$211	$180	$207	$181
Fixed income	103	116	103	115	108	115
Money market	83	76	81	70	82	65
Other(1)	27	23	27	23	27	21

Total	$428	$394	$422	$388	$424	$382

(1)	Amounts include alternative investment vehicles.

Activity in Asset Management’s customer assets under management or supervision were as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(dollars in billions)
Balance at beginning of period	$416	$384	$424	$357
Net flows excluding money markets	(2)	(1)	(14)	6
Net flows from money markets	2	9	—	15
Net market appreciation	12	2	18	16

Total net increase	12	10	4	37

Balance at end of period	$428	$394	$428	$394

Asset management, distribution and administration fees increased 6% and 2% in the quarter and nine month period ended August 31, 2005, as higher fund management and administration fees associated with a 9% and 11% increase in average assets under management in the quarter and nine month period, respectively, were partly offset by lower distribution and redemption fees. In addition, although average equity assets under management increased 17% in the quarter and 14% in the nine month period, a greater proportion of these assets were in products generating lower fees as compared with the prior year periods.

As of August 31, 2005, customer assets under management or supervision increased $34 billion from August 31, 2004. The net increase was primarily due to an increase in institutional assets, reflecting market appreciation, partially offset by net outflows of both retail and institutional customer assets during the period.

Non-Interest Expenses.    Non-interest expenses increased 9% in the quarter and decreased 2% in the nine month period ended August 31, 2005. The decrease in the nine month period was primarily due to Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 1% in the nine month period ended August 31, 2005. Compensation and benefits expense increased 14% and 4% in the quarter and nine month period. The increase in both periods primarily reflected Asset Management’s share ($16 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Brokerage, clearing and exchange fees decreased 5% and 6% in the quarter and nine month period, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs due to a decrease in sales of certain open-ended funds. Marketing and business development expenses increased 30% and 14% in the quarter and nine month period primarily due to higher promotional costs associated with the Company’s Van Kampen products. Professional services expense increased 26% and 9% in the quarter and nine month period primarily due to higher sub-advisory fees. Other expenses increased 33% in the quarter, primarily due to a reduction in legal reserves recorded in the prior year period resulting from the resolution of certain legal matters. Other expenses decreased 13% in the nine month period, primarily due to a reduction in legal reserves resulting from the resolution of certain legal matters in the first quarter of fiscal 2005.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Fees:
Merchant, cardmember and other	$357	$347	$983	$990
Servicing	398	444	1,315	1,460
Other	(1)	3	3	8

Total non-interest revenues	754	794	2,301	2,458

Interest revenue	593	489	1,587	1,387
Interest expense	212	159	562	490

Net interest income	381	330	1,025	897
Provision for consumer loan losses	224	240	568	702

Net credit income	157	90	457	195

Net revenues	911	884	2,758	2,653

Total non-interest expenses	672	554	1,902	1,703

Income before taxes and cumulative effect of accounting change, net	$239	$330	$856	$950

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees increased 3% in the quarter ended August 31, 2005, primarily due to higher transaction processing revenues, partially offset by higher net cardmember rewards. Merchant, cardmember and other fees decreased 1% in the nine month period ended August 31, 2005 primarily due to lower net merchant discount revenues and higher net cardmember rewards, partially offset by higher transaction processing revenues. The increase in transaction processing revenues in both periods was related to the acquisition of PULSE on January 12, 2005 (see “Business Acquisition and Sale” herein). The decrease in net merchant discount revenues in the nine month period reflected the allocation of interchange revenues to certain securitizations beginning in fiscal 2005, partially offset by record sales volume. The increase in net cardmember rewards in both periods reflected record sales volume and the impact of promotional programs.

Servicing Fees.

The table below presents the components of servicing fees:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
	(dollars in millions)
Merchant, cardmember and other fees	$175	$150	$514	$492
Other revenue	(18)	(14)	(2)	(7)

Total non-interest revenues	157	136	512	485

Interest revenue	870	910	2,685	2,933
Interest expense	263	165	747	496

Net interest income	607	745	1,938	2,437
Provision for consumer loan losses	366	437	1,135	1,462

Net credit income	241	308	803	975

Servicing fees	$398	$444	$1,315	$1,460

Servicing fees decreased 10% in the quarter and nine month period ended August 31, 2005 primarily due to lower net interest cash flows, partially offset by a lower provision for consumer loan losses and higher merchant, cardmember and other fees. The decrease in net interest cash flows in both periods was attributable to a higher weighted average coupon rate paid to investors and a lower level of average securitized general purpose credit card loans. The decrease in net interest cash flows in the nine month period was also attributable to a lower yield on securitized general purpose credit card loans. The lower provision for consumer loan losses in both periods was primarily attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio. The increase in merchant, cardmember and other fees reflected the higher allocation of interchange revenue to certain securitization transactions and lower fee net charge-offs, partially offset by lower late payment and overlimit fees.

The net proceeds received from general purpose credit card asset securitizations was $3,419 million in the nine month period ended August 31, 2005 and $1,946 million in the nine month period ended August 31, 2004. There were no general purpose credit card asset securitizations during the quarters ended August 31, 2005 and August 31, 2004. The credit card asset securitization transactions completed in the nine month period ended August 31, 2005 have expected maturities ranging from approximately three to five years from the date of issuance.

Net Interest Income.    Net interest income increased 15% and 14% in the quarter and nine month period ended August 31, 2005 due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue in both periods was primarily due to an increase in average general purpose credit card loans. In the quarter, the increase was also due to a higher yield on general purpose credit card loans. The increase in average general purpose credit card loans in both periods was partly due to a reduced level of securitization activity due to the exploration of the potential spin-off of Discover (see “Board Approval to Retain Discover” herein). The increase in interest expense in both periods was primarily due to a higher level of average interest bearing liabilities. An increase in the Company’s average cost of borrowings also contributed to the increase in interest expense for the quarter.

The following tables present analyses of Discover average balance sheets and interest rates for the quarters and nine months ended August 31, 2005 and 2004 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended August 31,
	2005			2004(1)
	Average Daily Balance	Rate	Interest	Average Daily Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,835	10.96%	$548	$17,787	10.45%	$467
Other consumer loans	335	7.65	6	398	8.53	9
Investment securities	50	1.97	—	51	1.44	—
Other	4,049	3.78	39	2,380	2.16	13

Total interest earning assets	24,269	9.70	593	20,616	9.44	489
Allowance for loan losses	(839)			(950)
Non-interest earning assets	2,524			2,352

Total assets	$25,954			$22,018

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$697	3.19%	$6	$666	1.00%	$2
Brokered	14,055	4.30	152	8,073	5.10	103
Other time	1,636	4.19	17	1,947	3.40	17

Total interest bearing deposits	16,388	4.24	175	10,686	4.54	122
Other borrowings	3,064	4.81	37	5,055	2.90	37

Total interest bearing liabilities	19,452	4.33	212	15,741	4.01	159
Shareholder’s equity/other liabilities	6,502			6,277

Total liabilities and shareholder’s equity	$25,954			$22,018

Net interest income			$381			$330

Net interest margin(2)			6.23%			6.37%
Interest rate spread(3)		5.37%			5.43%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(3)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Nine Months Ended August 31,
	2005			2004(1)
	Average Daily Balance	Rate	Interest	Average Daily Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,267	10.21%	$1,477	$17,287	10.18%	$1,322
Other consumer loans	380	7.65	22	436	8.19	27
Investment securities	52	1.76	1	37	2.06	1
Other	3,299	3.54	87	2,579	1.93	37

Total interest earning assets	22,998	9.19	1,587	20,339	9.08	1,387
Allowance for loan losses	(875)			(981)
Non-interest earning assets	2,574			2,275

Total assets	$24,697			$21,633

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$666	2.63%	$13	$701	0.89%	$5
Brokered	10,951	4.39	361	8,857	5.10	340
Other time	2,371	3.56	63	1,765	3.65	48

Total interest bearing deposits	13,988	4.16	437	11,323	4.62	393
Other borrowings	4,173	3.99	125	4,197	3.08	97

Total interest bearing liabilities	18,161	4.12	562	15,520	4.20	490
Shareholder’s equity/other liabilities	6,536			6,113

Total liabilities and shareholder’s equity	$24,697			$21,633

Net interest income			$1,025			$897

Net interest margin(2)			5.94%			5.87%
Interest rate spread(3)		5.07%			4.88%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(3)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended August 31, 2005 vs. 2004(1)			Nine Months Ended August 31, 2005 vs. 2004(1)
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$55	$26	$81	$150	$5	$155
Other consumer loans	(2)	(1)	(3)	(4)	(1)	(5)
Other	9	17	26	10	40	50

Total interest revenue	88	16	104	181	19	200

Interest Expense
Interest bearing deposits:
Savings	—	4	4	—	8	8
Brokered	77	(28)	49	80	(59)	21
Other time	(3)	3	—	17	(2)	15

Total interest bearing deposits	65	(12)	53	92	(48)	44
Other borrowings	(15)	15	—	—	28	28

Total interest expense	37	16	53	83	(11)	72

Net interest income	$51	$—	$51	$98	$30	$128

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans and is contemplating further minimum payment increases. Bank regulators have broad discretion to change the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements. An increase in minimum payment requirements may negatively impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs.

Discover has implemented a relief plan to assist certain cardmembers affected by Hurricane Katrina, which includes temporarily suspending the need for making minimum payments, temporarily waiving penalty fees and charging interest at a 0% rate on purchases for the next six months. As of August 31, 2005, approximately 1% of Discover’s managed general purpose credit card loans were made to cardmembers in the affected Gulf Coast region. While the Company has taken steps to mitigate the risks associated with its cardmember relief plan and the other effects of Hurricane Katrina on its business, future levels of general purpose credit card loans, related interest and fee revenue and charge-offs may still be negatively affected.

Provision for Consumer Loan Losses.    The provision for consumer loan losses decreased 7% and 19% in the quarter and nine month period ended August 31, 2005. The decrease in both periods reflected a higher net release of reserves as compared with the prior year periods. The net reduction in reserves totaled $12 million and $113 million in the quarter and nine month period ended August 31, 2005, respectively, as compared with $2 million and $50 million in the comparable prior year periods, respectively. Both fiscal 2005 periods also reflected lower net principal charge-offs resulting from continued improvement in credit quality.

Delinquencies and Charge-offs.    Delinquency rates in both the over-30- and over-90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios in the quarter and nine month period ended August 31, 2005, reflecting improvements in portfolio credit quality (see “Managed General Purpose Credit Card Loan Data” herein). The improvement in net principal charge-off rates in the quarter was partially offset by an increase in bankruptcy charge-offs. The Company believes the increase in bankruptcy charge-offs was related to consumers filing for bankruptcy in advance of the new U.S. bankruptcy legislation, which is scheduled to become effective in October 2005. The Company expects bankruptcy charge-offs to continue to increase in the fourth quarter of fiscal 2005 as personal bankruptcy claims continue to rise in advance of the effective date of this new legislation.

Non-Interest Expenses.    Non-interest expenses increased 21% and 12% in the quarter and nine month period ended August 31, 2005, partially resulting from the acquisition of PULSE (see “Business Acquisition and Sale” herein). Compensation and benefits expense increased 30% and 17% in the quarter and nine month period including Discover’s share ($22 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein), as well as an increase in personnel costs, including salaries and benefits. Excluding compensation and benefits expense, non-interest expenses increased 17% and 9% in the quarter and nine month period ended August 31, 2005. Marketing and business development expenses increased 7% in the nine month period due to increased marketing and advertising costs. Professional services expenses increased 23% and 15% in the quarter and nine month period due to an increase in legal and account collection fees, as well as higher consulting fees partially related to the exploration of the potential spin-off of Discover (see “Board Approval to Retain Discover” herein). Other expenses increased 77% and 19% in the quarter and nine month period, primarily reflecting an increase in certain operating expenses, including accruals for losses associated with cardmember fraud and higher legal accruals.

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (“owned” loan basis). Managed loan data assume that the Company’s securitized loan receivables have not been sold and present the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Discover business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a more meaningful comparison with industry competitors.

The following table provides a reconciliation of owned and managed average loan balances, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended August 31,
	2005				2004(1)
	Average Balance	Return on Receivables(2)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(2)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,835	3.01%	10.96%	6.63%	$17,787	4.70%	10.45%	6.44%
Securitized	26,934	2.20%	12.83%	8.93%	29,086	2.88%	12.44%	10.16%

Managed	$46,769	1.28%	12.04%	7.95%	$46,873	1.78%	11.69%	8.80%

	Nine Months Ended August 31,
	2005				2004(1)
	Average Balance	Return on Receivables(2)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(2)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,267	3.70%	10.21%	6.09%	$17,287	4.66%	10.18%	5.98%
Securitized	28,338	2.51%	12.62%	9.11%	30,198	2.67%	12.92%	10.72%

Managed	$47,605	1.50%	11.65%	7.90%	$47,485	1.70%	11.93%	9.05%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Discover net income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates.

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended August 31,
	2005			2004
		Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$20,570	3.62%	1.67%	$18,471	4.35%	2.01%
Securitized	26,535	4.13%	1.90%	28,655	5.10%	2.35%

Managed	$47,105	3.91%	1.80%	$47,126	4.81%	2.22%

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net Principal Charge-offs:
Owned	4.69%	5.36%	4.64%	5.72%
Securitized	5.43%	6.01%	5.34%	6.45%
Managed	5.12%	5.76%	5.06%	6.19%

Net Total Charge-offs (inclusive of interest and fees):
Owned	6.32%	7.14%	6.35%	7.88%
Securitized	7.51%	8.74%	7.56%	9.29%
Managed	7.01%	8.14%	7.07%	8.78%

Other Items.

Board Approval to Retain Discover.

On April 4, 2005, the Company announced that its Board of Directors had authorized management to pursue a spin-off of Discover Financial Services. On August 17, 2005, the Company announced that its Board of Directors had determined that it is in the best interest of shareholders to retain Discover Financial Services and to no longer pursue a spin-off.

Discontinued Operations.

Fiscal 2005 Activity.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s aircraft leasing business. In connection with this action, the aircraft leasing business has been classified as “held for sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and reported as discontinued operations in the Company’s condensed consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after tax) to reflect the writedown of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. The sales process has commenced and the Company currently anticipates the closing of a transaction in mid-2006. Because the final structure and timing of the sales transaction is not known at this time, the estimated charge may be adjusted and there can be no assurance that an additional charge may not be required in connection with the sale transaction. In accordance with SFAS No. 144, the Company is required to assess the fair value of the aircraft leasing business until its ultimate disposition. Changes in the estimated fair value may result in additional losses (or gains) in future periods as required by SFAS No. 144. A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

The appraised values of the aircraft portfolio, both previously disclosed by the Company and with respect to appraisals received in August 2005 (with a range of $2.5 billion to $3.3 billion and an average of $2.8 billion in August 2005), represent a summation of each of the estimated values of the aircraft assuming each aircraft is sold individually. These appraised values do not consider the costs of running the business, the prospects of the business as a whole, the divestiture of a large number of planes at one time, the expenses associated with the sale and other elements. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole, not just individual planes. The estimated value of the business is based on an evaluation of current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses. The proceeds actually realized for the business will depend upon the buyer’s analysis of the business and its opportunities, as well as overall economic conditions, including fuel prices, and their impact on the aircraft industry.

Fiscal 2004 Activity.

In the third quarter of fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold.

Senior Management Compensation Charges.

Compensation and benefits expense for the third quarter of fiscal 2005 included charges for certain members of senior management related to severance and new hires, which increased non-interest expenses by approximately $178 million. These compensation charges were allocated to the Company’s business segments as follows: Institutional Securities ($109 million), Retail Brokerage ($31 million), Asset Management ($16 million) and Discover ($22 million).

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

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, “Accounting for Contingencies,” of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion. For further information, see Note 9 to the condensed consolidated financial statements.

Parmalat.

On July 18, 2005, the Italian Government approved the settlement agreement that the Company and its subsidiaries, Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd., had entered into with the administrator of Parmalat pursuant to which the Company agreed to pay €155 million to Parmalat as part of a settlement of all existing and potential claims between the Company and Parmalat. For further information, see Note 9 to the condensed consolidated financial statements and “Legal Proceedings” in Part II, Item 1.

Business Acquisition and Sale.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit network currently serving banks, credit unions and savings institutions. The Company believes that the combination of the PULSE network and the Discover Network will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE are included within the Discover business segment. The Company recorded goodwill and other intangible assets of $334 million in connection with the acquisition (see Note 17 to the condensed consolidated financial statements).

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

The pre-tax gain, which was recorded as a reduction to non-interest expenses, is included within the Retail Brokerage ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

Stock-Based Compensation.

In fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. In fiscal 2005, the Company early adopted SFAS No. 123R, which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

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

In accordance with SFAS 123R, fiscal 2005 compensation expense includes the amortization of fiscal 2003 and fiscal 2004 awards but does not include any amortization for fiscal 2005 year-end awards. This will have the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily 2 and 3 years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily 3 and 4 years). The shorter amortization period will have the effect of increasing compensation expense in fiscal 2006.

For stock-based awards issued prior to the adoption of SFAS 123R, the Company’s accounting policy for such awards granted to retirement-eligible employees is to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees after the adoption of SFAS 123R on December 1, 2004, the Company’s accounting policy is to treat such awards as fully vested on the date of grant, unless other provisions of the award terms operate as substantive service conditions. For awards granted to retirement-eligible employees during fiscal 2005, compensation expense for such awards was recognized on the date of grant.

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Retail Brokerage ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the current nine month period and prior periods was not material to the pre-tax income of each of the segments or to the Company.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1994-1998. The Company expects the field work for the IRS examination to be completed during 2005 and has filed an appeal with respect to unresolved issues. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolutions occur.

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

In August 2005, the U.S. Treasury Department issued clarifying guidance on various issues arising under the Act, including issues related to the definition of related party indebtedness. The Company is continuing to assess the impact of the repatriation provision, taking into account this clarifying guidance. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $4.0 billion. If the Company is not limited by the related party indebtedness provisions of the Act and is able to repatriate the maximum $4.0 billion of foreign earnings, the Company expects to record a tax benefit of up to $250 million in the fourth quarter of fiscal 2005. If the Company is unable to repatriate foreign earnings within the constraints of the Act, it will not record any tax benefit in the fourth quarter of fiscal 2005.

Limited Partnerships.

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or

Similar Entity When the Limited Partners Have Certain Rights.” Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company is required to adopt EITF Issue No. 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. The Company is currently assessing the impact of adopting the provisions of EITF Issue No. 04-5 on these existing limited partnerships; however, since the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the impact of EITF Issue No. 04-5 is not expected to be material.

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2004 included in the Form 10-K), the following may involve a higher degree of judgment and complexity.

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

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At August 31, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$183,767	$88,597	$145,327	$66,948
Reduced or no price transparency	12,609	451	9,794	827

Total	$196,376	$89,048	$155,121	$67,775

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At August 31, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$3,931	$7,594	$2,754	$4,815
OTC	45,482	40,801	46,721	38,725

Total	$49,413	$48,395	$49,475	$43,540

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

Allowance for Consumer Loan Losses.

The allowance for consumer loan losses in the Company’s Discover business is established through a charge to the provision for consumer loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio and is evaluated quarterly for adequacy.

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. The Company regularly performs a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Discover—Provision for Consumer Loan Losses” herein).

Aircraft under Operating Leases.

Aircraft Held for Sale.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s aircraft leasing business. In connection with this action, the aircraft leasing business has been classified as “held for sale” under the provisions of SFAS No. 144 and reported as discontinued operations in the Company’s condensed consolidated financial statements. The aircraft portfolio is no longer being depreciated after August 17, 2005 and the Company recognized a charge of approximately $1.7 billion ($1.0 billion after tax) to reflect the writedown of the aircraft leasing business to its estimated fair value. The sales process has commenced and the Company currently anticipates the closing of a transaction in mid-2006. Because the final structure and timing of the sales transaction is not known at this time, the estimated charge may be adjusted and there can be no assurance that an additional charge may not be required in connection with the sale transaction. In accordance with SFAS No. 144, the Company is required to assess the fair value of the aircraft leasing business until its ultimate disposition. Changes in the estimated fair value may result in additional losses (or gains) in future periods as required by SFAS No. 144 (see “Discontinued Operations” herein). A gain would be recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized (for a write-down to fair value less cost to sell).

Aircraft to be Held and Used.

Prior to the third quarter of fiscal 2005, aircraft under operating leases that were to be held and used were stated at cost less accumulated depreciation and impairment charges. Depreciation was calculated on a straight-line basis over the estimated useful life of the aircraft asset, which was generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the Company’s aircraft that were to be held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows were less than its carrying value, the Company recognized an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft was based upon the average market appraisal values obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 16 to the condensed consolidated financial statements).

Legal, Regulatory and Tax Contingencies.

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

See Notes 9 and 18 to the condensed consolidated financial statements for additional information on legal proceedings and tax examinations.

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

The Company’s total assets increased to $837.4 billion at August 31, 2005 from $747.3 billion at November 30, 2004. The increase was primarily due to increases in securities purchased under agreements to resell, securities borrowed and financial instruments owned (largely driven by increases in corporate and other debt and corporate equities). The increase in securities purchased under agreements to resell and securities borrowed was largely due to growth in the Company’s financing related activities.

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

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of August 31, 2005 and November 30, 2004 and for the average month-end balances during the quarter and nine month period ended August 31, 2005:

	Balance at				Average Month-End Balance
	August 31, 2005		November 30, 2004		For the Quarter Ended August 31, 2005		For the Nine Month Period Ended August 31, 2005
	(dollars in millions, except ratio data)
Total assets	$837,391		$747,334		$833,836		$809,618
Less: Securities purchased under agreements to resell	(143,642)		(123,041)		(143,397)		(142,200)
Securities borrowed	(227,097)		(208,349)		(230,334)		(221,361)
Add: Financial instruments sold, not yet purchased	137,443		111,315		131,992		127,346
Less: Derivative contracts sold, not yet purchased	(48,395)		(43,540)		(43,471)		(41,328)

Subtotal	555,700		483,719		548,626		532,075
Less: Segregated customer cash and securities balances	(30,912)		(26,534)		(33,206)		(30,018)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46, as revised	(64,066)		(44,895)		(59,479)		(54,016)
Goodwill and intangible assets	(2,531)		(2,199)		(2,529)		(2,459)

Adjusted assets	$458,191		$410,091		$453,412		$445,582

Shareholders’ equity	$28,226		$28,206		$28,562		$28,479
Junior subordinated debt issued to capital trusts	2,881		2,897		2,878		2,882

Subtotal	31,107		31,103		31,440		31,361
Less: Goodwill and intangible assets	(2,531)		(2,199)		(2,529)		(2,459)

Tangible shareholders’ equity	$28,576		$28,904		$28,911		$28,902

Leverage ratio(1)	29.3	x	25.9	x	28.8	x	28.0	x

Adjusted leverage ratio(2)	16.0	x	14.2	x	15.7	x	15.4	x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Nine Month Period Ended August 31, 2005.

The Company’s total capital consists of equity capital, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At August 31, 2005, total capital was $118.4 billion, an increase of $7.6 billion from November 30, 2004.

During the nine month period ended August 31, 2005, the Company issued senior notes aggregating $23.2 billion, including non-U.S. dollar currency notes aggregating $10.2 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term

London Interbank Offered Rates (“LIBOR”) trading levels. At August 31, 2005, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s public debt shelf registration statements) was approximately $131 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5 years at August 31, 2005.

During the nine month period ended August 31, 2005, the Company purchased approximately $2,501 million of its common stock (approximately 46 million shares) through a combination of open market purchases and purchases from employees at an average cost of $54.86 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

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

Liquidity Management Framework:	Designed to:

Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.

Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.

Liquidity Reserve	Maintain, at all times, a liquidity reserve comprised of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $49 billion for the nine month period ended August 31, 2005.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve which is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. Prior to fiscal 2004, this liquidity reserve was held in the form of cash deposited with banks. Beginning in late fiscal 2004, this liquidity reserve was increased and separated into a cash component and a pool of unencumbered securities. The pool of unencumbered securities, against which funding can be raised, is managed on a global basis, and securities for the pool are chosen accordingly. The U.S. component, held in the form of a reverse repurchase agreement at the parent company, consists largely of U.S. government bonds and at August 31, 2005 was approximately $14 billion and averaged approximately $16 billion for the nine month period ended August 31, 2005. The non-U.S. component consists of European government bonds and other high-quality collateral. The parent company cash component of the liquidity reserve at August 31, 2005 was approximately $14 billion and averaged approximately $16 billion for the nine month period ended August 31, 2005. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, retention of key personnel, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. In addition, continuing consolidation in the credit card industry presents Discover with stronger competitors that may challenge future growth. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At August 31, 2005, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,317 million. Of this amount, $477 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of September 30, 2005, the Company’s credit ratings were as follows:

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

Commitments.

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of August 31, 2005 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit(1)	$7,183	$81	$—	$—	$7,264
Principal investment and private equity activities	39	11	25	96	171
Investment grade lending commitments(2)	9,179	4,940	11,876	1,606	27,601
Non-investment grade lending commitments(2)	196	272	1,003	1,497	2,968
Commitments for secured lending transactions(3)	7,640	3,324	49	121	11,134
Commitments to purchase mortgage loans(4)	7,183	—	—	—	7,183

Total(5)	$31,420	$8,628	$12,953	$3,320	$56,321

(1)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. See “Less Liquid Assets—Lending Activities” herein. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 9 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $258 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At August 31, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $85 billion and $49 billion, respectively.

Less Liquid Assets.

At August 31, 2005, certain assets of the Company, such as real property, equipment and leasehold improvements of $2.7 billion, aircraft assets of $2.0 billion (see “Discontinued Operations” herein), and goodwill and intangible assets of $2.5 billion, were illiquid. Certain equity investments made in connection with the Company’s private equity and other principal investment activities, certain high-yield debt securities, certain collateralized mortgage obligations and mortgage-related loan products, bridge financings, and certain senior secured loans and positions also are not highly liquid.

At August 31, 2005, the Company had aggregate principal investments associated with its private equity and other principal investment activities (including direct investments and partnership interests) with a carrying value of approximately $900 million, of which approximately $350 million represented the Company’s investments in its real estate funds.

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

The fair value of the Company’s high-yield instruments owned and high-yield instruments sold, not yet purchased are shown below:

	At August 31, 2005	At November 30, 2004
	(dollars in billions)
High-yield instruments owned	$12.3	$7.2
High-yield instruments sold, not yet purchased	1.7	2.4

Lending Activities.    In connection with certain of its Institutional business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. During the quarter ended May 31, 2005, the Firm Risk Committee increased the limits available to the Institutional Securities business to undertake such financings. As a result, the amount of outstanding loans or lending commitments may increase in future periods. At August 31, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $30.6 billion and $20.4 billion, respectively. The increase in lending commitments primarily reflected higher levels of event lending due to increased merger, acquisition and restructuring activity. For further information on these activities, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Part I, Item 3.

Regulatory Developments.

On July 28, 2005, the U.S. Securities and Exchange Commission (“SEC”) approved an application by the Company to become a consolidated supervised entity (“CSE”) effective December 1, 2005. As a CSE, the Company is subject to group-wide supervision and examination by the SEC and minimum capital requirements on a consolidated basis. See also, “Regulation – Consolidated Supervision and Revised Capital Standards” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk.

The Company (other than Discover) uses 99%/One-Day Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of trading positions generating market risk is not included in VaR (e.g., certain credit default baskets), and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at August 31, 2005, May 31, 2005 and November 30, 2004:

Table 1: 99% Total VaR

	Aggregate (Trading and Non-trading)			Trading			Non-trading
	99%/One-Day VaR at			99%/One-Day VaR at			99%/One-Day VaR at
Primary Market Risk Category	August 31, 2005	May 31, 2005	November 30, 2004	August 31, 2005	May 31, 2005	November 30, 2004	August 31, 2005	May 31, 2005	November 30, 2004
	(dollars in millions)
Interest rate and credit spread	$69	$66	$71	$60	$51	$53	$24	$22	$30
Equity price	38	34	42	36	32	38	4	4	5
Foreign exchange rate	10	14	10	10	14	10	—	—	—
Commodity price	45	36	27	45	36	27	—	—	—

Subtotal	162	150	150	151	133	128	28	26	35
Less diversification benefit(1)	55	53	56	58	51	48	3	2	5

Total VaR	$107	$97	$94	$93	$82	$80	$25	$24	$30

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at August 31, 2005 were $107 million and $93 million, respectively, compared with $97 million and $82 million, respectively, at May 31, 2005. These increases were driven primarily by an increase in the contribution of Commodity price VaR to Trading VaR. Commodity price VaR increased to $45 million from $36 million, driven by increased exposure to energy (i.e., natural gas and electricity) and oil products (i.e., crude and distillates).

The Company views average Trading VaR as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during the quarters ended August 31, 2005, May 31, 2005 and November 30, 2004, represents substantially all of the Company’s trading activities. Certain market risks included in the period-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended August 31, 2005 decreased to $78 million from $87 million for the quarter ended May 31, 2005, driven primarily by a decrease in average interest rate and credit spread VaR. Average interest rate and credit spread VaR decreased to $51 million from $62 million, driven by decreased exposure to interest rate-sensitive fixed income products.

Table 2: 99% High/Low/Average Trading VaR

Primary Market Risk Category	Daily 99%/One-Day VaR for the Quarter Ended August 31, 2005			Daily 99%/One-Day VaR for the Quarter Ended May 31, 2005			Daily 99%/One-Day VaR for the Quarter Ended November 30, 2004
	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$63	$44	$51	$ 81	$46	$62	$59	$45	$51
Equity price	40	25	33	39	25	31	48	28	37
Foreign exchange rate	22	8	12	22	8	12	16	6	10
Commodity price	47	31	38	45	31	35	39	25	30
Trading VaR	$95	$69	$78	$109	$72	$87	$89	$69	$80

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

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series

Primary Market Risk Category	Average 99%/One-Day VaR for the Quarter Ended August 31, 2005		Average 95%/One-Day VaR for the Quarter Ended August 31, 2005
	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$51	$42	$31	$28
Equity price	33	27	24	20
Foreign exchange rate	12	9	8	6
Commodity price	38	31	25	21
Trading VaR	$78	$60	$52	$43

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for the quarter ended August 31, 2005 would have been $246 million and $165 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended August 31, 2005.

The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR for the quarter ended August 31, 2005. The most frequently occurring value was between $75 and $78 million, while for approximately 85% of trading days during the quarter, Trading VaR ranged between $72 million and $87 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended August 31, 2005 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended August 31, 2005 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99% One-day Aggregate Trading VaR reported in Table 2 above.

As of August 31, 2005, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2004.

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

Credit Exposure-Lending.    At August 31, 2005 and November 30, 2004, the aggregate value of investment grade loans and positions was $3.0 billion and $1.2 billion, respectively, and the aggregate value of non-investment grade loans and positions was $2.8 billion and $0.5 billion, respectively. At August 31, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $30.6 billion and $20.4 billion, respectively. The increase in lending commitments primarily reflected higher levels of event lending due to increased merger, acquisition and restructuring activity. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $16.1 billion and $11.6 billion at August 31, 2005 and November 30, 2004, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of August 31, 2005:

Lending Commitments and Funded Loans

Credit Rating(1)	Years to Maturity				Total Lending Exposure(2)	Funded Loans
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$220	$111	$218	$—	$549	$—
AA	1,834	1,844	1,697	538	5,913	393
A	6,366	2,380	4,004	897	13,647	395
BBB	1,949	1,347	6,814	432	10,542	2,262
Non-investment grade	522	955	1,460	2,836	5,773	2,805

Total	$10,891	$6,637	$14,193	$4,703	$36,424	$5,855

Notional amount of hedges owned					$16,076

(1)	Obligor credit ratings are determined by the Institutional Credit Department (“Institutional Credit”) using methodologies generally consistent with those employed by external rating agencies.
(2)	Total Lending Exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at August 31, 2005. Fair value represents the risk reduction arising from master netting agreements, including cash collateral received or paid where applicable and, in the final column, net of non-cash collateral received (principally U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

Credit Rating(2)	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post Cash Collateral	Net Exposure Post Collateral
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,026	$1,711	$1,670	$6,240	$(5,876)	$4,771	$4,490
AA	5,605	4,652	5,061	14,187	(15,597)	13,908	12,683
A	3,535	2,919	2,298	6,082	(6,258)	8,576	7,865
BBB	4,868	4,868	1,851	4,341	(5,458)	10,470	7,290
Non-investment grade	2,971	2,180	1,319	3,704	(4,008)	6,166	4,189
Unrated(4)	815	496	257	240	(217)	1,591	295

Total	$18,820	$16,826	$12,456	$34,794	$(37,414)	$45,482	$36,812

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at August 31, 2005, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

Product Type	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post Cash Collateral	Net Exposure Post Collateral
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$3,380	$6,194	$9,805	$30,671	$(28,789)	$21,261	$18,176
Foreign exchange forward contracts and options	3,930	421	50	1	(370)	4,032	3,612
Equity securities contracts (including equity swaps, warrants and options)	1,474	1,260	584	108	(899)	2,527	1,032
Commodity forwards, options and swaps	10,036	8,951	2,017	4,014	(7,356)	17,662	13,992

Total	$18,820	$16,826	$12,456	$34,794	$(37,414)	$45,482	$36,812

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

Product Type	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$4,730	$6,065	$7,711	$20,056	$(21,320)	$17,242
Foreign exchange forward contracts and options	4,420	375	34	23	(302)	4,550
Equity securities contracts (including equity swaps, warrants and options)	1,449	1,704	662	314	(680)	3,449
Commodity forwards, options and swaps	10,167	9,167	2,769	1,679	(8,222)	15,560

Total	$20,766	$17,311	$11,176	$22,072	$(30,524)	$40,801

(1)	Since these amount are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at August 31, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

Product Type	At August 31, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$21,326	$17,333	$22,998	$18,797
Foreign exchange forward contracts and options	4,042	4,550	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	5,876	10,026	5,898	7,373
Commodity forwards, options and swaps	18,169	16,486	11,294	8,702

Total	$49,413	$48,395	$49,475	$43,540

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At August 31, 2005, less than 5% of the Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. The Company defines emerging markets to include all countries that are not members of the Organization for Economic Co-operation and Development (“OECD”), excluding the Cayman Islands and the Channel Islands, and those OECD countries rated below “A” by Institutional Credit. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At August 31, 2005, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to utilities, financial institutions, sovereign-related entities, energy, consumer-related, industrials and telecommunications.

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

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

(a) The following are new matters reported by the Company.

Retail Brokerage Employment Matters.

Several financial services firms, including the Company, have been named in purported class actions alleging that certain present and former employees in California are entitled to overtime pay and other wages and that certain deductions from employees compensation are improper under state law. On July 12, 2004, one of these purported class actions, captioned Garett v. Morgan Stanley & Co., Inc., and Morgan Stanley DW Inc., was filed in California Superior Court in San Diego. On September 14, 2004, defendants filed their answer, and on September 15, 2004, defendants removed the action to the U.S. District Court for the Southern District of California. On July 18, 2005, plaintiffs filed a first amended complaint in that court. The complaint seeks damages in an unspecified amount and other relief on behalf of certain present and former employees in California. On September 20, 2005, the Company entered into an agreement in principle to resolve the matter, which agreement is, among other things, subject to court approval.

On October 21, 2004, a purported class action, captioned Taylor v. Morgan Stanley Dean Witter & Co., was filed in California Superior Court in Los Angeles alleging that certain present and former employees in California and nationwide are entitled to reimbursement for expenses and payment of outstanding compensation. On May 10, 2005, plaintiffs filed a first amended complaint that added Morgan Stanley DW Inc. as a defendant and modified the earlier allegations. On June 13, 2005, defendants filed a demurrer and request to strike portions of the first amended complaint.

Complaints raising wage and hour allegations against the Company have also been filed in New Jersey and New York. On September 1, 2005, a purported class action, captioned Steinberg v. Morgan Stanley & Co., Inc. and Morgan Stanley DW, Inc., was filed in the Superior Court of New Jersey, Law Division, Bergen County. The complaint seeks damages in an unspecified amount and other relief on behalf of certain present and former employees in New Jersey. On September 9, 2005, a purported class action, captioned Gasman v. Morgan Stanley, was filed in the U.S. District Court for the Southern District of New York (“SDNY”). The complaint seeks damages and other relief on behalf of certain present and former employees in New York. On September 23, 2005, a purported class action, captioned, Roles v. Morgan Stanley et al., was filed in the U.S. District Court for the Eastern District of New York. The complaint seeks damages and other relief on behalf of certain present and former employees in New York and nationwide.

The Company has also been the subject of certain gender discrimination claims, including threatened class action litigation, challenging the Company’s compensation and promotion practices in its retail brokerage business.

Shareholder Derivative Matters.

Beginning on July 19, 2005, shareholder plaintiffs filed purported derivative actions on behalf of the Company against certain present and former directors and its former chief legal officer based on, among other things, agreements to pay the former CEO and co-President of the Company and the handling of a lawsuit resulting in an adverse judgment against the Company. Three lawsuits filed in the SDNY have been consolidated and include claims for, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act and breach of fiduciary duties. The complaints seek, among other things, rescission of the severance and compensation agreements and damages.

A derivative lawsuit has also been filed in a New York state court challenging the agreement to pay the former co-President of the Company and seeking an accounting for losses as a result thereof.

(b) The following developments have occurred with respect to certain matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2005 and May 31, 2005.

IPO Allocation Matters.

On August 30, 2005, in In re Initial Public Offering Securities Litigation, the suits filed by assignees of various issuers were stayed by the court.

On September 28, 2005, in In re Initial Public Offering Antitrust Litigation, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of this matter.

Research Matters.

On July 27, 2005, in Fogarazzo v. Lehman Bros., et al., class certification was granted. On August 15, 2005, defendants filed a petition seeking permission to appeal class certification.

In the West Virginia action, after the West Virginia Supreme Court’s ruling, the case was remanded to the circuit court where it was dismissed on September 16, 2005.

The Company continues to produce documents and make available witnesses for testimony in connection with the SEC’s continuing investigation of research analysts’ conflicts of interests, which focuses on supervisory issues.

Mutual Fund Matters.

Sales Practices.    On August 24, 2005, regarding the Massachusetts Securities Division’s (the “Division”) administrative complaint, the independent hearing officer denied the Division’s motion for reconsideration of the decision in favor of the branch manager. On September 23, 2005, the hearing officer heard oral argument on the Division’s motions for reconsideration of the decision as to the Company.

Late Trading and Market Timing.    In Jackson v. Van Kampen Series Fund, Inc. and Van Kampen Investment Advisory Corp., plaintiff’s appeal of the U.S. District Court for the Southern District of Illinois’ May 27, 2005 dismissal is stayed pending adjudication of his petition to the U.S. Supreme Court for a writ of certiorari. That petition, which was filed on September 29, 2005, challenges the U.S. Court of Appeals for the Seventh Circuit’s decision of April 5, 2005 that reversed the district court’s remand of the case from federal to state court and instructed the district court to dismiss plaintiff’s state law claims.

In connection with the SEC’s and the NYSE’s continuing investigations of late trading and market timing, the Company continues to produce documents and make available witnesses for testimony.

Electricity Trading Matters.

On February 11, 2005, in City of Tacoma v. American Electric Power Services Corporation, et al., the U.S. District Court for the Southern District of California granted defendants’ motion to dismiss, ruling that plaintiff’s claims are barred by the filed rate doctrine and FERC’s exclusive jurisdiction. An appeal of the dismissal is pending before the U.S. Court of Appeals for the Ninth Circuit.

On July 8, 2005, in the purported class actions captioned Wholesale Electricity Antitrust Cases I & II, defendants filed a joint federal preemption demurrer in California Superior Court in San Diego.

On September 7, 2005, in Millar v. Alleghany Energy, the California Superior Court granted defendant’s demurrer on filed rate and preemption grounds without leave to amend, dismissing the action.

AOL Time Warner Litigation.

On August 2, 2005, in the California matters, the court dismissed the professional negligence and duty-based claims against the Company. As a result of the court’s rulings on defendants’ demurrers, claims based on California common law fraud and Sections 25400 and 25500 of the California Corporations Code remain against the Company. In the federal litigation in which the Company had been dismissed as a defendant, on August 3, 2005, Time Warner announced that it had agreed to settle all claims, and secured releases for all prior defendants, including the Company. In the Alaska litigation, on August 10, 2005, the court dismissed plaintiffs’ claims against the Company under the Alaska Securities Act and for common law fraud, but denied the motion to dismiss plaintiffs’ claim for negligent misrepresentation. On September 9, 2005, plaintiffs moved to amend their complaint seeking to replead their claims against the Company under the Alaska Securities Act.

Carlos Soto Matter.

On August 18, 2005 the U.S. District Court for the District of Puerto Rico (“Puerto Rico District Court”) entered a judgment in the criminal case against Mr. Soto that included an order that he make restitution of forfeited property to the Company and other specified parties. Also on August 18, 2005, Mr. Soto’s wife filed a motion to, among other things, amend the judgment to include her among the parties to receive restitution and stay the final forfeiture of certain real property. On August 19, 2005, Mr. Soto appealed the judgment to the U.S. Court of Appeals for the First Circuit. On September 15, 2005, the Puerto Rico District Court entered a Final Order of Forfeiture.

LVMH Litigation.

Briefing of the appeal from the judgment of the Paris Commercial Court continues. LVMH’s appeal submissions include a claim for additional damages of €125 million (€106.9 million of which is also the subject of LVMH’s claim before the expert appointed by the Commercial Court to assess additional damages) beyond the €30 million previously awarded to LVMH by the Commercial Court for damage to its image.

Parmalat Matter.

On July 18, 2005, the Italian Government approved the settlement agreement that the Company and its subsidiaries, Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd., had entered into with the administrator of Parmalat pursuant to which the Company agreed to pay €155 million to Parmalat as part of a settlement of all existing and potential claims between the Company and Parmalat.

Indonesian Litigation.

In September 2005, the Indonesian High Court upheld on appeal the decision of the Indonesian District Court of September 2004, in favor of the plaintiff. The Company is appealing the decision to the Supreme Court.

On September 28, 2005, in the claim brought by PT Lontar Papyrus in April 2004 against the Company and 28 other defendants, the Indonesian District Court rejected the plaintiff’s claim against the Company.

NASD Matter.

On August 1, 2005, the Company entered into a settlement with NASD concerning fee-based brokerage accounts.

Email Retention Matters.

The Company continues to receive and respond to requests from the SEC for information relating to various email matters. The Company has received additional requests related to email matters from other regulators and is cooperating with all inquiries.

Other.

In addition to the matters described above and those previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 and Quarterly Reports on Form 10-Q for the quarterly periods ended February 28, 2005 and May 31, 2005, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of reviews, investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including the Company.

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s revenues or income for such period.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarterly period ended August 31, 2005.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (June 1, 2005 – June 30, 2005) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	— — 557,468	$ $	— N/A 52.21	— — N/A	$	(A 600 N/A	)
Month #2 (July 1, 2005 – July 31, 2005) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	— — 358,872	$ $	— N/A 53.05	— — N/A	$	(A 600 N/A	)
Month #3 (August 1, 2005 – August 31, 2005) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	4,309,525 — 49,579	$ $	52.26 N/A 49.80	4,309,525 — N/A	$	(A 600 N/A	)
Total Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	4,309,525 — 965,919	$ $	52.27 N/A 52.52	4,309,525 — N/A	$	(A 600 N/A	)

(A)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at August 31, 2005 and has no set expiration or termination date.

(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

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
Paul C. Wirth, Controller

Date:    October 7, 2005

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2005

Exhibit No.	Description
3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated September 19, 2005).

10.1	Amended and Restated Employment Agreement, dated as of September 20, 2005, between the Company and John J. Mack (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 19, 2005).

10.2	Settlement and Release Agreement, dated June 30, 2005, between the Company and Philip J. Purcell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2005).

10.3	Agreement, dated June 30, 2005, between the Company and Stephen S. Crawford (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 30, 2005).

10.4	Agreement, dated June 30, 2005, between the Company and David H. Sidwell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 30, 2005).

10.5	Amendment to 1995 Equity Incentive Compensation Plan.

10.6	Amendments to Employees Equity Accumulation Plan.

10.7	Amendment to the Tax Deferred Equity Participation Plan.

10.8	Amendment to the Morgan Stanley DW Inc. Branch Manager Compensation Plan.

10.9	Amendment to the Morgan Stanley DW Inc. Financial Advisor Productivity Compensation Plan.

10.10	Form of Equity Incentive Compensation Plan Award Certificate.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated October 7, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1