Form 10-K
period 2005-11-30
MORGAN STANLEY
filed 2006-02-13
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

Commission File Number 1-11758

Morgan Stanley

(Exact name of Registrant as specified in its charter)

Delaware	36-3145972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway

New York, NY 10036

(Address of principal executive offices, including zip code)

(212) 761-4000

(Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange Pacific Exchange
8.03% Capital Units	New York Stock Exchange
7 1/4% Capital Securities of Morgan Stanley Capital Trust II (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange

SPARQS® due March 1, 2006; SPARQS due June 1, 2006; SPARQS due August 1, 2006 (2 issuances); SPARQS due September 1, 2006 (2 issuances); SPARQS due October 1, 2006 (2 issuances); SPARQS due November 1, 2006 (2 issuances); SPARQS due December 1, 2006 (2 issuances); SPARQS due January 15, 2007 (2 issuances); SPARQS due February 20, 2007 (2 issuances)

American Stock Exchange
Exchangeable Notes due June 5, 2006	New York Stock Exchange

Exchangeable Notes due December 30, 2008 (2 issuances); Exchangeable Notes due December 30, 2010; Exchangeable Notes due April 30, 2011; Exchangeable Notes due June 30, 2011; Exchangeable Notes due December 30, 2011

American Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange

BRIDGESSM due August 30, 2008; BRIDGES due December 30, 2008 (2 issuances); BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010

American Stock Exchange

Capital Protected Notes due June 30, 2008; Capital Protected Notes due September 30, 2008; Capital Protected Notes due December 30, 2008; Capital Protected Notes due December 30, 2009; Capital Protected Notes due August 30, 2010; Capital Protected Notes due October 30, 2010; Capital Protected Notes due January 30, 2011; Capital Protected Notes due March 30, 2011 (2 issuances); Capital Protected Notes due June 30, 2011; Capital Protected Notes due October 30, 2011; Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012

American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010 (2 issuances); MPS due March 30, 2012	American Stock Exchange
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	American Stock Exchange

PLUSSM due June 30, 2006 (2 issuances); PLUS due July 15, 2006; PLUS due July 30, 2006; PLUS due October 30, 2006; PLUS due November 30, 2006; PLUS due February 20, 2007; PLUS due April 20, 2007; PLUS due April 30, 2007; PLUS due April 30, 2008; PLUS due June 30, 2009

American Stock Exchange
PROPELSSM due December 30, 2011 (3 issuances)	American Stock Exchange

Strategic Total Return Securities due December 17, 2009; Strategic Total Return Securities due March 30, 2010; Strategic Total Return Securities due July 30, 2011(2 issuances); Strategic Total Return Securities due January 15, 2012

American Stock Exchange
BOXES® due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
PLUS due March 30, 2006 (2 issuances); PLUS due February 20, 2007; PLUS due September 30, 2009	Nasdaq National Market
MPS due March 30, 2009	Nasdaq National Market
Capital Protected Notes due September 1, 2010	Nasdaq National Market
Strategic Total Return Securities due October 30, 2011	Nasdaq National Market

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Exchange Act Rule 12b-2.    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of May 31, 2005, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $52,756,199,948. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of December 31, 2005, there were 1,053,494,099 shares of Registrant’s common stock, $.01 par value, outstanding.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 4, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Annual Report on Form 10-K

for the fiscal year ended November 30, 2005

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

The nature of Morgan Stanley’s business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the effect of political, economic and market conditions and geopolitical events;

•	the availability and cost of capital;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions in the U.S. and worldwide;

•	our reputation;

•	investor sentiment;

•	the potential effects of technological changes; and

•	other risks and uncertainties detailed under “Risk Factors” in Part I, Item 1A, “Competition” and “Regulation” in Part I, Item 1 and elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Morgan Stanley undertakes no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures Morgan Stanley may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.

Part I

Item 1.	Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2005, Morgan Stanley had 53,218 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Financial information concerning Morgan Stanley, our business segments and geographic regions for each of the fiscal years ended November 30, 2005, November 30, 2004 and November 30, 2003 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8. See also “Results of Operations—Executive Summary” in Part II, Item 7 for an overview of Morgan Stanley’s fiscal 2005 performance.

Available Information.

Morgan Stanley files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. Morgan Stanley’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

Morgan Stanley’s internet site is www.morganstanley.com. You can access Morgan Stanley’s Investor Relations webpage through our internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Investor Relations.” You can also access our Investor Relations webpage directly at www.morganstanley.com/about/ir. Morgan Stanley makes available free of charge, on or through our Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Morgan Stanley has a Corporate Governance webpage. You can access Morgan Stanley’s Corporate Governance webpage through our internet site, www.morganstanley.com, by clicking on the “About Morgan Stanley” link to the heading “Inside the Company.” You can also access our Corporate Governance webpage directly at www.morganstanley.com/about/inside/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation;

•	Bylaws;

•	Charters for our Audit Committee, Compensation, Management Development and Succession Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Procedures for Reporting Auditing and Accounting Concerns;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan; and

•	Code of Ethics and Business Conduct.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller and Principal Accounting Officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

Business Segments.

Morgan Stanley maintains leading market positions in each of its business segments—Institutional Securities, Retail Brokerage, Asset Management and Discover. These segments consist of the products and activities set forth below.

Institutional Securities	Retail Brokerage	Asset Management	Discover

Investment banking

•   Capital raising

•   Corporate lending

•   Financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance

Sales, trading, financing and market-making activities

•   Equity securities and related products

•   Fixed income securities and related products, including foreign exchange and commodities

Other activities

•   Benchmark indices and risk management analytics

•   Research

•   Investments

Clients

•   Individuals

•   Small-to-medium size businesses and institutions

Products and Services

•   Brokerage and investment advisory services

•   Financial and wealth planning services

•   Annuity and insurance products

•   Credit and other lending products

•   Banking and cash management

•   Retirement plan services

•   Trust services

Global asset management products and services

•   Equity

•   Fixed Income

•   Alternatives

Three principal distribution channels

•   A proprietary channel consisting of Morgan Stanley’s representatives

•   A non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries

•   Institutional sales

Discover Financial Services

•   Discover®-branded cards

•   Other consumer finance products and services

Discover Network

•   A network of merchant and cash access locations primarily in the U.S.

•   Transaction network for Discover® Network branded cards

PULSE® EFT Association LP (“PULSE”)

•   An automated teller machine (“ATM”)/debit and electronic funds transfer network

Consumer Banking Group International

•   Morgan Stanley-branded and affinity credit cards and other consumer finance products and services in the U.K.

•   Credit cards issued on the MasterCard network

Institutional Securities.

Morgan Stanley provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly-owned subsidiaries that include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Limited and

Morgan Stanley Dean Witter Asia Limited. These and other subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services on behalf of institutional investors.

Investment Banking.

Capital Raising.    Morgan Stanley manages and participates in public offerings and private placements of debt, equity and other securities worldwide. Morgan Stanley is a leading underwriter of common stock, preferred stock and other equity-related securities, including convertible securities and American Depositary Receipts (“ADRs”). Morgan Stanley is a leading underwriter of fixed income securities, including investment grade debt, non-investment grade instruments, mortgage-related and other asset-backed securities, tax-exempt securities and commercial paper and other short-term securities.

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

Corporate Lending.    Morgan Stanley provides to selected corporate clients through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. These loans and commitments have varying terms, may be senior or subordinated and/or secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by Morgan Stanley.* The borrowers may be rated investment grade or non-investment grade (as determined by Morgan Stanley’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies).

Sales, Trading, Financing and Market-Making Activities.**

Morgan Stanley conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world. In fiscal 2005, Morgan Stanley combined management oversight of the Equity and Fixed Income divisions to improve the delivery of services to clients across asset classes.

Equity Securities and Related Products.

Core.    Morgan Stanley acts as principal (including as a market maker) and agent in executing transactions globally in equity and equity-related products, including common stock, ADRs, global depositary receipts, and exchange-traded funds.

Derivatives.    Morgan Stanley’s equity derivatives sales, trading and market-making activities cover equity-related products globally, including equity swaps, options, warrants and futures overlying individual securities, indices and baskets of securities and other equity-related products. Morgan Stanley also issues and makes a principal market in equity-linked products to institutional and individual investors, including principal-protected securities, Stock Participation Accreting Redemption Quarterly-pay Securities® (SPARQS®), Performance Leveraged Upside SecuritiesSM (PLUSSM) and Strategic Total Return Securities.

*	Revenues and expenses associated with the trading of syndicated loans are included in “Sales, Trading, Financing and Market-Making Activities.”
**	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s trading risk management structure, policies and procedures.

Equity Finance Services.    Morgan Stanley provides equity finance services, including prime brokerage, which offers, among other services, consolidated clearance and settlement of securities trades, custody, financing and portfolio reporting services. Morgan Stanley also acts as principal and agent in stock borrowing and stock lending transactions in support of its global trading and brokerage, asset management and clearing activities and as an intermediary between broker-dealers.

Proprietary Trading.    Morgan Stanley engages in proprietary trading and investing activities utilizing several strategies and involving, among others, equity securities and derivative instruments related to equity securities.

Fixed Income Securities and Related Products.

Credit Products.    Morgan Stanley trades and makes markets and takes proprietary positions in fixed income securities and related products globally, including investment grade corporate debt, non-investment grade instruments, credit derivative products (including credit default swaps), distressed debt, bank loans, convertible bonds, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley trades, makes markets and takes proprietary positions in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. Morgan Stanley also provides financing to customers for commercial and residential real estate loan products. Morgan Stanley advises on investment and liability strategies and assists corporations in their debt repurchases and tax planning. Morgan Stanley structures debt securities and derivatives with risk/return factors designed to suit client objectives, including using repackaged asset vehicles through which clients can restructure asset portfolios to provide liquidity or reconfigure risk profiles.

Interest Rate and Currency Products.    Morgan Stanley is a primary dealer of U.S. government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. Morgan Stanley trades, makes markets and takes proprietary positions in interest rate, currency and other fixed income swaps and derivative products, OTC options on U.S. and non-U.S. government bonds and mortgage-backed forward agreements, options and swaps. Through the use of repurchase and reverse repurchase agreements, Morgan Stanley acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. Morgan Stanley also trades fixed income futures. Through its triple-A rated subsidiary, Morgan Stanley Derivative Products Inc., Morgan Stanley enters into swaps and related derivative transactions with counterparties seeking a triple-A rated counterparty. Morgan Stanley also trades and makes markets in U.S. and non-U.S. government securities, municipal securities and emerging market securities. Morgan Stanley is a primary dealer or market-maker of government securities in numerous European, Asian and emerging market countries. Morgan Stanley is a market-maker in foreign currencies. Most of Morgan Stanley’s foreign exchange business relates to major foreign currencies such as Yen, Euro, Sterling, Swiss francs and Canadian dollars. Morgan Stanley trades on a principal basis in the spot, forward, option and futures markets and takes proprietary positions in such currencies.

Commodities.    Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including precious metals, base metals, crude oil, oil products, natural gas, electric power, emission credits and related energy products. Morgan Stanley is a market-maker in exchange-traded and OTC options and swaps on commodities, such as metals, crude oil, oil products, natural gas and electricity, and offers clients hedging programs relating to production, consumption, reserve/inventory management and energy-contract securitizations. Morgan Stanley is an electricity power marketer in the U.S. and is the sole shareholder of three wholesale generators in the U.S. and one in the Netherlands from which Morgan Stanley is the exclusive purchaser of electric power.

Other Activities.

Benchmark Indices and Risk Management Analytics.    Morgan Stanley’s majority-owned subsidiary, Morgan Stanley Capital International Inc. (“MSCI®”), calculates and distributes over 25,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering over 55 countries, and has a

36-year historical database that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI also calculates and distributes over 7,500 fixed income and 190 hedge fund indices. MSCI’s subsidiary, Barra, Inc., is a global leader in providing risk analytic tools and services to investors to help them analyze, measure and manage portfolio and firm-wide investment risk.

Research.    In fiscal 2005, Morgan Stanley merged its equity research and fixed income research departments into a combined global research department (“Research”). Research, comprised of economists, strategists, and industry analysts, engages in equity and fixed income research activities and produces reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and approximately 2,300 individual companies, approximately half of which are located outside of the U.S. Research provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends. Research provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded. Research reports and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Link, and Morgan Stanley’s sales forces.

Investments.    Morgan Stanley from time to time makes investments that represent business facilitation or principal investing activities. Business facilitation investments are strategic investments undertaken by Morgan Stanley to facilitate core business activities. Principal investing activities are capital commitments provided to private companies, generally, for proprietary purposes to maximize total returns to Morgan Stanley. Morgan Stanley has committed to increasing its principal investing activity in an attempt to improve its financial performance. Morgan Stanley expects to make additional principal investments over time. These principal investment activities are conducted within the investment banking and sales and trading areas in Institutional Securities.

Morgan Stanley sponsors and manages investment vehicles and separate accounts for clients seeking exposure to private equity, real estate-related and other alternative investments. Morgan Stanley may also invest in and provide capital to such investment vehicles. See also “Asset Management-Alternatives.”

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide the process and technology platform that supports Institutional Securities sales and trading activity, including post-execution trade processing and related internal controls over activity from trade entry through settlement and custody, including asset servicing. This is done for proprietary and customer transactions in listed and OTC transactions in commodities, equity and fixed income securities, including both primary and secondary trading, as well as listed, OTC and structured derivatives in markets around the world. This activity is undertaken through Morgan Stanley’s own facilities as well as through membership in various clearing and settlement organizations globally.

Retail Brokerage.

Morgan Stanley’s Retail Brokerage business provides comprehensive financial services to clients spanning the wealth spectrum through a network as of November 30, 2005 of approximately 9,500 representatives with over 530 global locations, including 485 U.S. retail locations. As of November 30, 2005, Morgan Stanley had $617 billion in client assets.

Clients.

Retail Brokerage professionals serve individual investors and small-to-medium size businesses and institutions with an emphasis on affluent and high net worth investors. In the U.S., products and services are delivered through several channels. Through Morgan Stanley’s wholly-owned subsidiary Morgan Stanley DW Inc. (“MSDWI”), Retail Brokerage’s network of financial advisors and wealth advisors provide solutions designed to accommodate individual investment objectives, risk tolerance and liquidity needs for high net worth and affluent investors, and call centers are available to meet the needs of emerging affluent clients. Specialized investment representative teams trained to leverage full firm resources provide sophisticated investment solutions and services for ultra high net worth individuals, families and foundations, primarily through MS&Co.

Outside the U.S., Morgan Stanley offers financial services to clients in Europe, Asia and Latin America. In addition to serving ultra high net worth clients throughout these regions, Morgan Stanley’s international operations also include Quilter & Co. Limited, a U.K.-based business, which provides asset management and advisory services to affluent private clients, charities, trusts and pension funds in the U.K.; and Morgan Stanley S.V., S.A. (Spain) and Morgan Stanley Gestión SGIIC, S.A., which provide investment advice and execution, and discretionary investment management services, respectively, to individual investors in Spain.

Products and Services.

Retail Brokerage provides clients with a comprehensive array of financial solutions comprising both Morgan Stanley’s products and services as well as products and services from third-party providers such as insurance companies and mutual fund families. Morgan Stanley offers brokerage and investment advisory services covering various investment alternatives, including equities, options, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Morgan Stanley also offers financial and wealth planning services, including education savings programs, as well as annuity and insurance products, including life, disability and long-term care insurance. Credit and other lending products are also available, including CreditSource®, which provides residential mortgages and home equity lines of credit originated through Morgan Stanley’s affiliated entities. Morgan Stanley’s BusinesScapeSM program offers cash management and commercial credit solutions to qualified small businesses in the U.S. Morgan Stanley offers banking and cash management services, including cash sweeps into bank deposits and money market funds, check writing, direct deposit, debit cards and business cash management. Morgan Stanley also provides retirement services, including defined contribution plans, 401(k) plans and stock plan administration to businesses of all sizes and trust and fiduciary services to individual and corporate clients. Retail Brokerage also provides clients with transactional services in futures, foreign currencies and precious metals.

Retail Brokerage offers its clients a variety of ways to establish a relationship and conduct business to help meet their unique needs and preferences, including transaction-based pricing and asset-based fee pricing. The Active Assets Account® offers clients brokerage and banking services in one transaction-based pricing account. For clients who prefer fee-based pricing, the Morgan Stanley ChoiceSM account charges an asset based fee in lieu of commissions. Clients can also choose to have a fee-based, separately managed account managed by affiliated or unaffiliated professional asset managers.

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide the process and technology platform that supports its Retail Brokerage activities from trade capture through clearance, settlement and custody, including asset servicing. This activity is undertaken through its own facilities, through systems at computer centers operated by an unaffiliated services provider and through memberships in various clearing corporations.

Asset Management.

Morgan Stanley Investment Management is one of the largest global asset management organizations of any full-service securities firm and offers individual and institutional clients a diverse array of equity, fixed income and alternative investment strategies. Morgan Stanley had $431 billion of assets under management or supervision as of November 30, 2005. Morgan Stanley’s asset management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore, and India manage investment products ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investment products, in developed and emerging markets. Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Individual Investors.

Morgan Stanley offers open- and closed-end funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies and financial planners. A small number of unaffiliated broker-dealers accounts for a substantial portion of Van Kampen fund sales. Morgan Stanley also sells Van Kampen funds through numerous retirement plan platforms. Internationally, Morgan Stanley distributes investment products to individuals outside the U.S. through non-proprietary distributors.

Institutional Investors.

Morgan Stanley provides asset management products and services to institutional investors worldwide, including pension plans, corporations, private funds, non-profit organizations, foundations, endowments, governmental agencies, insurance companies and banks. Products and services are available to institutional investors primarily through separate accounts, U.S. mutual funds and other pooled vehicles. Morgan Stanley Investment Management also sub-advises funds for various unaffiliated financial institutions and intermediaries. A global sales force and a team dedicated to covering the investment consultant industry serve institutional investors. Morgan Stanley offers clients alternative investment products primarily through Alternative Investment Partners, which utilizes a fund-of-funds strategy to invest in hedge funds and private equity funds.

Alternatives.

Morgan Stanley offers a range of alternative investment products for institutional investors and high net worth individuals, including hedge funds, private equity funds, funds of hedge funds, funds of private equity funds, and portable alpha overlays. Morgan Stanley typically acts as general partner and adviser of its alternative investment funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide or oversee the process and technology platform required to support its asset management business. Support activities include transfer agency, mutual fund accounting and administration, transaction processing and certain fiduciary services, on behalf of institutional, retail and intermediary clients. These activities are undertaken either through its own facilities or through agreements with unaffiliated third parties.

Discover.*

Based on its approximately 45.5 million general purpose credit card accounts at November 30, 2005, Morgan Stanley, through its Discover business, is one of the largest single issuers of general purpose credit cards in the U.S. Morgan Stanley’s Discover business includes Discover Financial Services, which offers Discover-branded credit cards issued by Discover Bank and other consumer products and services; Discover Network, which operates a merchant and cash access network for Discover-branded cards; PULSE, an ATM/debit and electronic funds transfer network; and its Consumer Banking Group International in the U.K.

*	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s interest rate and credit risk management structure, policies and procedures.

Credit Cards and Services.

Discover offers several general purpose credit cards that are designed to appeal to different market segments of consumers and that are used exclusively on the Discover Network, including the Discover Classic Card, the Discover Platinum Card, the Discover Gold Card, the Discover Titanium Card, and the Miles Card from Discover as well as affinity cards and Discover gift cards. Discover offers other consumer finance products and services and credit protection products. Discover offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other accounts or credit sources. In the U.K., Consumer Banking Group International offers the Morgan Stanley Card, the i24™ Card, the Leeds Building Society Card, the Black Horse Card, the Morgan Stanley buy and fly! MasterCard on the MasterCard® network, personal loan products and insurance products. In December 2005, Morgan Stanley entered into a definitive agreement to acquire the Goldfish credit card business from Lloyds TSB.

Discover offers cardmembers other customer services. Pursuant to the Cashback Bonus® reward program, Discover provides certain cardmembers rewards based upon their level and type of purchases. Cardmembers may register their account online at www.discovercard.com, which offers cardmembers options such as timely e-mail reminders that help cardmembers avoid late payments, the capability to redeem Cashback Bonus rewards, make payments and view detailed account information. In addition, Discover offers secure online account numbers that allow cardmembers to shop online without having to reveal their actual card number. As of November 30, 2005, Discover had over 14 million Discover cardmembers registered at www.discovercard.com.

Network.

Only participants in the Discover Network accept Discover’s general purpose credit cards. Established in 1986, Discover Network is the largest proprietary credit card network in the U.S. GE Money Bank issues two consumer credit cards, the Wal-Mart® Discover® and SAM’S CLUB® Discover® cards on the Discover Network. Discover also has entered into agreements with several other financial institutions to issue cards on the Discover Network. In addition, Discover and China UnionPay have a reciprocal agreement that enables China UnionPay cards to be accepted on the PULSE network in the U.S. and will enable Discover Network cards to be accepted at China UnionPay ATMs and point-of-sale terminals in China by the end of 2006.

Discover Network operates the network and acquiring businesses primarily in the U.S., provides customized programs to its merchants in such areas as processing, and otherwise tailors program terms to meet merchant needs. Discover Network utilizes its own national sales and support force, independent sales agents and telemarketing force to maintain and increase its merchant base.

Discover’s business also includes PULSE, an ATM/debit and electronic funds transfer network. As of November 30, 2005, PULSE links cardholders of over 4,200 financial institutions and almost 250,000 ATMs and approximately 3.4 million active POS terminals located throughout the U.S. PULSE offers financial institutions of various sizes a full-service debit platform and a complete product set, including signature debit, PIN debit, gift card, stored value card and ATM services.

Operations and Information Technology.

Discover performs the functions required to service and operate card accounts either by itself or through agreements with unaffiliated third parties. These functions include new account solicitation, application processing, new account fulfillment, transaction authorization and processing, cardmember billing, payment processing, fraud prevention and investigation, cardmember services, collection of delinquent accounts and other activities. Discover maintains several operations centers throughout the U.S. and one in Scotland. Systems at computer centers operated by an unaffiliated services provider also support the operations of Discover.

Competition.

All aspects of Morgan Stanley’s businesses are highly competitive and Morgan Stanley expects them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. Morgan Stanley’s competitive position depends on its reputation, the quality of its products, services and advice. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation costs.

Institutional Securities and Retail Brokerage.

Morgan Stanley’s competitive position depends on innovation, execution capability and relative pricing. Morgan Stanley competes directly in the U.S., and globally with other securities and financial services firms, brokers and dealers, and with others on a regional or product basis. Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet.

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

Over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services industries have been acquired by or merged into other firms. This convergence could result in Morgan Stanley’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition may become even more intense as Morgan Stanley continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have greater capital than Morgan Stanley and have the ability to offer a wide range of products that may enhance their competitive position and could result in pricing pressure in our businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

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

Asset Management.

Competition in the asset management industry is affected by several factors, including Morgan Stanley’s reputation, investment objectives, quality of investment professionals, performance of investment products relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels, and the types and quality of products offered. Morgan Stanley’s products compete with the funds and separately managed account products of other asset management firms and other investment alternatives, including hedge funds.

Discover.

Discover competes directly with other bank-issued credit cards (the vast majority of which bear the MasterCard or VISA servicemark), charge cards, credit cards issued by travel and financial advisory companies and debit cards. Credit cards that may be issued on the Discover Network by other financial institutions may also compete with credit cards offered by Discover through Discover Bank. Competition centers on merchant acceptance of credit and debit cards, account acquisition and customer utilization of credit and debit cards. Merchant acceptance is based on competitive transaction pricing and the volume and usage of cards in circulation. Credit card account acquisition and customer utilization are driven by competitive and appealing credit card features, such as no annual fees, low introductory interest rates and other customized features targeting specific consumer groups. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to compete and grow.

The Discover Network competes with other card networks, including among others, VISA, MasterCard and American Express. The principal competitive factors that affect the network business include the number of cards in force and amount of spending on these cards, the quantity and quality of places where cards can be used, the economic attractiveness to card issuers and merchants participating in the network, reputation and brand recognition, innovation in systems, technology and product offerings, and quality of customer service.

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

New laws or regulations or changes to existing laws and regulations (including changes in the interpretation or enforcement thereof) either in the U.S. or elsewhere could materially adversely affect the financial condition or results of operations of Morgan Stanley. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of its business, Morgan Stanley faces complexity and additional costs in its compliance efforts.

Consolidated Supervision and Revised Capital Standards.

In June 2004, the SEC issued rules that permit certain highly capitalized broker-dealers that are part of a consolidated supervised entity to apply to the SEC for approval to use an alternative method for calculating net capital charges (the “CSE Rules”). To obtain approval to calculate capital under the alternative method in the CSE Rules, a broker-dealer’s holding company must consent, on a voluntary basis, to group-wide supervision and examination by the SEC and must have in place group-wide internal risk management controls and calculate capital in a manner generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The CSE Rules are intended to reduce regulatory capital costs for qualifying firms by permitting such firms to use proprietary mathematical risk measurement models for regulatory capital computation and internal control purposes.

On July 28, 2005, the SEC approved an application by MS&Co., one of Morgan Stanley’s U.S. broker-dealers, for authorization to use, effective December 1, 2005, the alternative method of computing net capital set forth in the CSE Rules. The approval allows MS&Co. to use an alternative method based on mathematical models to calculate net capital charges for market and derivatives-related credit risk.

The CSE Rules are also designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. Under this directive, financial groups that conduct business through regulated financial entities in the EU must first demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. On November 30, 2005, the U.K. Financial Services Authority determined that the SEC undertakes equivalent consolidated supervision for Morgan Stanley.

Morgan Stanley continues to work with its regulators on the implementation of the CSE Rules and Basel II capital standards. As rules related to Basel II are released, Morgan Stanley will consult with regulators on the new requirements. Compliance with EU requirements (capital, oversight and reporting) will be a focus item through 2008.

Anti-Money Laundering.

Morgan Stanley’s Anti-Money Laundering (“AML”) Program is coordinated and implemented on an enterprise-wide basis. In the U.S., for example, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) imposes significant obligations to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers and mutual funds to identify and verify customers that maintain accounts. The PATRIOT Act also mandates that certain types of financial institutions report suspicious activity to appropriate law enforcement or regulatory authorities. An institution subject to the PATRIOT Act also must provide employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML Program. Outside the U.S., applicable laws and regulations subject designated types of financial institutions to similar AML requirements. Morgan Stanley has established policies, procedures and internal controls that are designed to comply with these AML requirements.

Protection of Client Information.

Many aspects of Morgan Stanley’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the Gramm-Leach-Bliley Act of 1999 and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the European Union Data Protection Directive in the EU and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. Morgan Stanley has adopted measures in response to such requirements.

Institutional Securities and Retail Brokerage.

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

Morgan Stanley conducts some of its government securities activities through Morgan Stanley Market Products Inc., an NASD member registered as a government securities broker-dealer with the SEC and in certain states. The Department of Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions. The rules of the Municipal Securities Rulemaking Board, which are enforced by the NASD, govern the municipal securities activities of Morgan Stanley.

As registered U.S. broker-dealers, certain subsidiaries of Morgan Stanley, including MS&Co. and MSDWI, are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Many non-U.S. securities exchanges and regulatory authorities either have imposed or are proposing rules relating to capital requirements applicable to Morgan Stanley’s non-U.S. broker-dealer subsidiaries. These rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. See also “Consolidated Supervision and Revised Capital Standards” above and Note 13 in “Notes to Consolidated Financial Statements” in Part II, Item 8. Rules of the NASD, NYSE, Chicago Mercantile Exchange and Chicago Board of Trade also impose limitations on the transfer of a broker-dealer’s assets.

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

Regulation of Power Generation and Energy Trading Activities.    Morgan Stanley conducts certain power generation and energy trading activities through Morgan Stanley Capital Group Inc. and/or entities in which Morgan Stanley is the sole or majority shareholder. These activities are subject to extensive and evolving energy, environmental and other governmental laws and regulations in the U.S. and abroad. In the past several years, intensified scrutiny of the energy markets by U.S. federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. The European Union has increased its focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading.

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

Morgan Stanley Bank, through which Morgan Stanley conducts certain financing and lending activities, is an industrial bank chartered under the laws of the State of Utah. It has deposits that are eligible for insurance by the Federal Deposit Insurance Corporation (“FDIC”) in accordance with FDIC rules and is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC. Morgan Stanley Bank is not considered a “bank” under the Bank Holding Company Act of 1956, as amended (the “BHCA”). See also “Discover” below.

Morgan Stanley Trust National Association, a wholly-owned subsidiary, is a federally chartered national bank whose activities are limited to fiduciary activities, primarily personal trust services. It is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency. Morgan Stanley Trust National Association is not FDIC-insured and is not considered a “bank” for purposes of the BHCA.

Non-U.S. Regulation.    Morgan Stanley’s securities and futures businesses are also regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. Certain Morgan Stanley subsidiaries are regulated as broker dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Financial Services Authority, the London Stock Exchange and Euronext.liffe regulate the Company’s activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; The Swiss Federal Banking Commission regulates its activities in Switzerland; the Comisión Nacional del Mercado del Valores (C.N.M.V.) regulates its activities in Spain; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate its business in Singapore. See also “Regulation of Power Generation and Energy Trading Activities” above.

The EU’s European Markets in Financial Instruments Directive (Directive 2004/39/EC) will affect several of our subsidiaries by imposing detailed pan-European requirements in areas such as internal organization (including conflict management), best execution, real-time disclosure of completed transactions in shares, quoting obligations for internalized client orders in shares, transaction reporting to regulators, client documentation and regulation of investment services related to commodity derivatives. The practical consequences of some of these changes on the European markets are still unclear.

Research.    Both U.S. and non-U.S. regulators continue to focus on research conflicts of interest. Research-related regulations have been implemented in many jurisdictions and are proposed or under consideration in other jurisdictions. New and revised requirements resulting from these regulations and the global research settlement with U.S. Federal and state regulators (to which Morgan Stanley is a party) have necessitated the development or enhancement of corresponding policies and procedures.

Asset Management.

The majority of subsidiaries related to Morgan Stanley’s asset management activities and others, including MS&Co. and MSDWI, are registered as investment advisers with the SEC, and, in certain states, some employees or representatives of subsidiaries are registered as investment adviser representatives. Many aspects of Morgan Stanley’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Morgan Stanley from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on Morgan Stanley engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines. The SEC has also recently adopted numerous rules and requirements relating to the operation of the asset management business.

Morgan Stanley’s Asset Management business is also regulated outside the U.S. For example, the Financial Services Authority regulates Morgan Stanley’s business in the U.K.; the Financial Services Agency regulates Morgan Stanley’s business in Japan; the Securities and Exchange Board of India regulates Morgan Stanley’s business in India; and the Monetary Authority of Singapore regulates Morgan Stanley’s business in Singapore.

Morgan Stanley Trust, a wholly-owned subsidiary, is a federally chartered savings bank subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (“OTS”). As a result of its ownership of Morgan Stanley Trust, Morgan Stanley is registered with the OTS as a unitary savings and loan holding company (“SLHC”) and subject to regulation and examination by the OTS as a SLHC. Subsidiaries of Morgan Stanley, including Morgan Stanley Trust, are registered transfer agents subject to regulation and examination by the SEC.

Discover.

Morgan Stanley conducts substantial portions of its Discover business in the U.S. through its wholly-owned indirect subsidiary, Discover Bank, a Delaware chartered state bank. Discover Bank’s deposits are eligible for insurance by the FDIC in accordance with FDIC rules and is subject to comprehensive regulation and periodic examination by the Office of the Delaware Bank Commissioner and by the FDIC.

Generally, a company that controls a “bank,” as defined in the BHCA, is required to register as a bank holding company and is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. Discover Bank is considered a “bank” under the BHCA; however, under the BHCA, Morgan Stanley’s control of Discover Bank is grandfathered and Morgan Stanley is generally not treated as a bank holding company for purposes of the BHCA as long as Discover Bank refrains from either engaging in commercial lending or taking demand deposits.

Federal and state consumer protection laws and regulations regulate extensively the relationships among cardholders and credit card issuers. Under federal law, Discover Bank may charge interest at the rate allowed by Delaware law, the state in which it is located, and export such interest rate to all other states. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank. Federal and state bankruptcy laws, debtor relief laws and bank regulatory guidance may have a financial impact on Discover to the extent such laws or guidance result in any loans being charged off as uncollectible.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies are required to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements, and certain restrictions are imposed upon banks that meet certain capital requirements but are not “well capitalized” for purposes of FDICIA. A bank that is not well capitalized, as defined for purposes of FDICIA, is, among other consequences, generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Discover Bank and Morgan Stanley Bank currently use brokered deposits as a funding source and, if they were not able to do so, their funding costs could be impacted.

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

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley (all of whom are members of Morgan Stanley’s Management Committee) and their ages and titles as of February 13, 2006 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

John J. Mack (61).    Chairman of the Board of Directors and Chief Executive Officer (since June 2005). Chairman of Pequot Capital Management (June 2005). Co-Chief Executive Officer of Credit Suisse Group (January 2003 to June 2004). President, Chief Executive Officer and Director of Credit Suisse First Boston (July 2001 to June 2004). President and Chief Operating Officer of Morgan Stanley (May 1997 to March 2001).

Walid A. Chammah (51).    Head of Investment Banking (since August 2005). Head of Global Capital Markets (July 2002 to August 2005). Head of Fixed Income Capital Markets Services (March 1996 to June 2002).

Jonathan Chenevix-Trench (44).    Chairman of Morgan Stanley International Limited (since January 2006). Chairman of European Management Committee (since March 2005). Head of the Interest Rate and Currency Group (December 2000 to March 2005). Head of Fixed Income in Europe (January 1999 to March 2005).

Zoe Cruz (51).    Co-President (since February 2006 and March 2005 to July 2005). Acting President (July 2005 to February 2006). Director (March 2005 to June 2005). Head of Fixed Income Division (September 2000 to March 2005).

Thomas V. Daula (53).    Chief Risk Officer (since April 2005). Head of Market Risk Department (since January 2002). Managing Director of MS&Co. (since December 2001). Executive Director of MS&Co. (October 1999 to December 2001).

Raymond Harris (49).*    Acting President and Chief Operating Officer of Retail Brokerage (since July 2005). Head of Client Solutions for Retail Brokerage (December 2003 to July 2005). Head of Investment Management Global Products and Services (July 2000 to December 2003). Chief Administrative Officer of Asset Management (January 1999 to July 2000).

David W. Heleniak (60).    Vice Chairman (since May 2005). Senior partner and head of the law firm of Shearman & Sterling (June 2001 to May 2005). Partner at the law firm of Shearman & Sterling (July 1981 to June 2001).

Roger C. Hochschild (41).    President and Chief Operating Officer of Discover Financial Services (since January 2004). Executive Vice President and Chief Strategic and Administrative Officer (March 2001 to January 2004). Executive Vice President of Discover Financial Services (November 1998 to February 2001).

Jerker M. Johansson (49).    Co-Head of Institutional Sales and Trading (since August 2005) and Head of Worldwide Institutional Equities Division (since April 2005). Head of European Equities (January 2002 to April 2005). Chief Operating Officer of European Institutional Equity Division (September 1997 to January 2002).

Gary G. Lynch (55).    Chief Legal Officer (since October 2005). Global General Counsel (October 2001 to October 2005) of Credit Suisse First Boston. Vice Chairman (December 2002 to July 2004) and Executive Vice Chairman (July 2004 to October 2005) of Credit Suisse First Boston. Partner at the law firm of Davis Polk & Wardwell (September 1989 to October 2001).

Alasdair Morrison (57).    Chairman and Chief Executive Officer of Morgan Stanley Asia and Chairman of Asia Executive Committee (since October 2003). Chairman and CEO of Morgan Stanley Asia Pacific (excluding Japan) (December 2001 to October 2003). Chairman of Morgan Stanley Asia Pacific (September 2000 to December 2001).

Eileen Murray (47).    Head of Global Operations and Technology (since October 2005). Head of Global Technology and Operations of Credit Suisse First Boston (February 2002 to October 2005). Chief Administrative Officer of Institutional Securities of Morgan Stanley (March 1999 to February 2002).

David W. Nelms (44).    Chairman and Chief Executive Officer of Discover Financial Services (since January 2004). President and Chief Operating Officer of Discover Financial Services (September 1998 to January 2004).

Thomas R. Nides (44).    Chief Administrative Officer (since September 2005). Worldwide President and CEO of Burson-Marsteller (November 2004 to August 2005). Chief Administrative Officer of Credit Suisse First Boston (June 2001 to June 2004). Senior Vice President of Fannie Mae (June 1998 to April 2001).

Robert W. Scully (56).    Co-President (since February 2006). Chairman of Global Capital Markets (December 2004 to February 2006) and Vice Chairman of Investment Banking (September 1999 to February 2006).

Neal A. Shear (51).    Co-Head of Institutional Sales and Trading (since August 2005) and Head of Worldwide Fixed Income Division (since April 2005). Head of Commodities (January 1987 to April 2005).

*	On August 16, 2005, Morgan Stanley announced that James P. Gorman would become President and Chief Operating Officer of Retail Brokerage. Mr. Gorman (47) will join Morgan Stanley in mid-February 2006. Mr. Gorman was previously employed by Merrill Lynch & Co., Inc. (“Merrill Lynch”) where he was Executive Vice President and Head of Acquisitions, Strategy and Research. Mr. Gorman joined Merrill Lynch in 1999 as Chief Marketing Officer. In 2000, he was named head of Merrill Lynch’s brokerage business. In 2001, he become President of the U.S. private client business and in 2002 was named President of the private client business worldwide.

David H. Sidwell (52).    Executive Vice President and Chief Financial Officer (since March 2004). Chief Financial Officer of the investment bank of J.P. Morgan Chase & Co. (December 2000 to March 2004). Controller of J.P. Morgan & Co. Incorporated (April 1994 to January 2001).

Cordell G. Spencer (42).    Deputy Head of Worldwide Investment Banking (since August 2005). Co-Head of Investment Banking (April 2005 to August 2005). Deputy Head of Investment Banking (April 2002 to April 2005). Managing Director of Morgan Stanley & Co. Incorporated (since 1998).

Owen D. Thomas (44).    President and Chief Operating Officer of Investment Management and Chairman of Morgan Stanley Real Estate (since December 2005). Acting President and Chief Operating Officer of Investment Management (September 2005 to December 2005). Head of Morgan Stanley Real Estate (July 2000 to December 2005).

Item 1A.	Risk Factors.

Our results of operations may be materially affected by market fluctuations and by economic and other factors.

Our results of operations may be materially affected by market fluctuations and by economic and other factors. Results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there have been legislative, legal and regulatory developments related to our businesses that potentially could increase costs, thereby affecting future results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

The results of our Institutional Securities business, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial fluctuations due to a variety of factors that we cannot control or predict with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global markets. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number, and timing of investment banking client assignments and transactions and the realization of returns from our principal investments.

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our Retail Brokerage business. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management and supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management business. Furthermore, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our Discover business.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

General.    Liquidity is essential to our businesses. Our liquidity could be substantially negatively affected by an inability to raise funding in the long-term or short-term debt capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover serious employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

Credit Ratings.    The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Factors that are significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include the level and volatility of our earnings; our relative competitive position in the markets in which we operate; our geographic and product diversification; our ability to retain key personnel; our risk management policies; our cash liquidity; our capital adequacy; our corporate lending credit risk; and legal and regulatory developments. A deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade our credit ratings, thereby increasing our cost of obtaining unsecured funding.

Our debt ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, we would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s.

Payments From Subsidiaries.    We depend on dividends, distributions and other payments from our subsidiaries to fund dividend payments and to fund all payments on our obligations, including debt obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations.

Liquidity and Funding Policies.    Our liquidity and funding policies have been designed to ensure that we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. If our liquidity and funding policies are not adequate, we may be unable to access sufficient financing to service our financial obligations when they come due, which could have a material adverse franchise or business impact. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 for a discussion of how we monitor and manage liquidity risk.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

Credit risk refers to the risk of loss arising from the default by a borrower, counterparty or other obligor when it is unable or unwilling to meet its obligations to us. We are exposed to three distinct types of credit risk in our businesses. We incur significant, “single-name” credit risk exposure through the Institutional Securities business. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us and by extending credit to our clients through various credit arrangements. We incur “individual consumer” credit risk in the Retail Brokerage business through margin loans to individual investors and loans to small businesses, both of which are generally collateralized. We incur “consumer portfolio” credit risk in the Discover business primarily through cardholder receivables. Credit risk in a pool of cardholder receivables is generally highly diversified, without significant individual exposures, and, accordingly, is managed on a portfolio and not a single-name basis.

The amount, duration and range of our credit exposures have been increasing over the past several years, and may continue to do so. In recent years, we have significantly expanded our use of swaps and other derivatives and we may continue to do so. Corporate clients are increasingly seeking loans or lending commitments from us in connection with investment banking and other assignments. In addition, we have experienced, due to competitive factors, increased pressure to assume longer-term credit risk, to extend credit against less liquid collateral and to price derivatives instruments more aggressively based on the credit risks that we take. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee. For more information regarding our credit risk, see “Credit Risk” in Part II, Item 7A below.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry, and all of our businesses, are intensely competitive, and we expect them to remain so. We compete with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation and price. Over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. We may experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices. For more information regarding the competitive environment in which we operate, see “Competition” in Part I, Item 1 above.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and moves with performance. If we are unable to continue to attract and retain qualified employees, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.

We are subject to extensive regulation globally and face the risk of significant intervention by regulatory authorities in the jurisdictions in which we conduct our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Significant regulatory action against us could have material adverse financial effects, cause significant reputational harm to us, or harm our business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. For more information regarding the regulatory environment in which we operate, see “Regulation” in Part I, Item 1 above.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our reputation and legal liability.

We have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including us. We are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For more information regarding legal proceedings in which we are involved and in particular, the Coleman Litigation, see “Legal Proceedings” in Part I, Item 3 below.

Conflicts of interest are increasing and a failure to appropriately deal with conflicts of interest could adversely affect our businesses.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a financial advisor in a merger transaction and a principal investment we hold in one of the parties to the transaction. In addition, hedge funds and private equity funds are an increasingly important portion of our client base, and also compete with us in a number of our businesses. We have procedures and controls that are designed to address conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

We are subject to tax contingencies that could adversely affect reserves.

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

We are subject to operational risk and an operational failure could materially adversely affect our businesses.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people and/or systems. Operational Risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist attacks and/or health epidemics), failures or frauds, will result in losses to our businesses. We incur operational risk across all of our business activities, including revenue generating activities (e.g., such as sales and trading) and support functions (e.g., information technology and facilities management).

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies and the transactions we process have become increasingly complex. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process high numbers of transactions. We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In the event of a breakdown or improper operation of our or third-party’s systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions and damage to our reputation. For more information regarding operational risk, see “Operational Risk” in Part II, Section 7A below.

Our commodities activities subject us to extensive regulation, potential catastrophic events and environmental risks and regulation.

In connection with the commodities activities in our Institutional Securities business, we engage in the production, storage, transportation, marketing and trading of power, natural gas and petroleum. In addition, we are the sole shareholder of wholesale electrical generators. As a result of these activities, we are subject to extensive and evolving energy, environmental, safety and other governmental laws and regulations. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including leaks, spills and terrorist attacks.

The power generation facilities in which we are the sole shareholder are subject to wide-ranging U.S. federal, state and local environmental laws and regulations in the U.S. and abroad relating to air quality, water quality and hazardous and solid waste management. They also are regulated under U.S. health and safety regulations. These laws may require capital expenditures as well as remediation where the facility has failed to comply with environmental, health or safety rules or has released pollutants into the environment. Additionally, the owners of such facilities may be subject to fines or penalties for failure to comply with environmental, health or safety rules.

The U.S. water pollution laws and numerous specific oil spill anti-pollution statutes apply to our oil trading activities to the extent we own petroleum in storage or during waterborne or overland transit or we arrange for transportation or storage. In the event of an oil spill, one or more entities we own could be held responsible for remediation as well as property and natural resource damages. Other U.S. federal and state laws apply to the specifications of the gasoline and diesel fuel that we blend and import and provide for substantial penalties in the event of non-compliance.

Oil pollution laws in non-U.S. jurisdictions also apply to us in certain instances when we trade petroleum internationally and/or charter vessels. Like the U.S. statutes, these laws often provide for penalties and damage assessments should a spill event occur.

Although we have attempted to mitigate our pollution and other environmental risks by, among other measures, adopting appropriate policies and procedures for power plant operations, monitoring the quality of petroleum storage facilities and transport vessels and implementing emergency response programs, these actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds from insurance recovery, if any, may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by these events.

We also expect the other laws and regulations affecting our energy business to increase in both scope and complexity. During the past several years, intensified scrutiny of the energy markets by federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged. We may incur substantial costs in complying with current or future laws and regulations and our overall businesses and reputation may be adversely affected by the current legal environment.

We are subject to numerous political, economic, legal, operational and other risks as a result of our international operations which could adversely impact our businesses in many ways.

We are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

In the last several years, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could adversely impact our businesses and increase volatility in financial markets generally.

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

We may be unable to fully integrate future acquisitions or joint ventures into our businesses and systems.

We expect to grow in part through acquisitions and joint ventures. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture.

Our Discover business subjects us to risks that impact the credit card industry.

The performance of our Discover business is subject to numerous risks that impact the credit card industry, including rising cost of funds pressuring spreads; slow industry growth with rising payment rates; future loan loss rate uncertainty, especially given bankruptcy reform and changing minimum payment requirements; and a consolidating industry with competitive pressures and increasing marketing constraints. Changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer confidence and consumer debt may substantially affect consumer loan levels and credit quality. Our financial condition and results of operations may be adversely affected by these factors.

Item 1B.	Unresolved Staff Comments.

Morgan Stanley, like other well-known seasoned issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that Morgan Stanley received not less than 180 days before the end of its fiscal year to which this report relates.

Item 2.	Properties.

Morgan Stanley has offices, operations and processing centers and warehouse facilities located throughout the U.S., and certain subsidiaries maintain offices and other facilities in international locations. Morgan Stanley’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. Morgan Stanley believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. Our principal offices consist of the following properties:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of November 30, 2005*
U.S. Locations
1585 Broadway New York, New York (Executive Office)	Owned	N/A	925,000 square feet
2000 Westchester Avenue Purchase, New York Westchester County, New York (Retail Brokerage Headquarters)	Owned	N/A	748,000 square feet
2500 Lake Cook Road Riverwoods, Illinois (Discover Executive Office)	Owned	N/A	1,200,000 square feet
New York, New York	Leased	2006 – 2014	2,400,000 square feet
Brooklyn, New York	Leased	2013	420,000 square feet
Jersey City, New Jersey	Leased	2008 – 2013	440,000 square feet
International Locations
25 Cabot Square, Canary Wharf (London Headquarters)	Owned**	N/A	450,000 square feet
Canary Wharf	Leased	2006 – 2028	1,170,000 square feet
Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	Option to cancel in 2006, or at any time thereafter	280,000 square feet

*	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley securities branch offices.
**	Morgan Stanley holds the freehold interest in the land and building.

Item 3.	Legal Proceedings.

In addition to the matters described below, in the normal course of business, Morgan Stanley has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

Morgan Stanley is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding Morgan Stanley’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including Morgan Stanley.

Morgan Stanley contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Morgan Stanley cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in Note 9 in “Notes to Consolidated Financial Statements” in Part II, Item 8, Morgan Stanley believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, although the outcome of such matters could be material to Morgan Stanley’s operating results for a particular future period, depending on, among other things, the level of Morgan Stanley’s revenues or income for such period.

Coleman Litigation.

On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against Morgan Stanley in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County. The complaint relates to the merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”) in 1998. The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against Morgan Stanley for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against Morgan Stanley and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against Morgan Stanley, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others.

On June 27, 2005, Morgan Stanley filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Morgan Stanley filed its initial brief in support of its appeal on December 7, 2005. Morgan Stanley’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of Morgan Stanley or, in the alternative, for a new trial.

IPO Fee Litigation.

Starting in late 1998, purported class actions, later captioned In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, were initiated in the U.S. District Court for the

Southern District of New York (the “SDNY”) against Morgan Stanley and numerous other underwriters. The consolidated proceedings, one on behalf of purchasers and the other on behalf of issuers of certain shares in initial public offerings (“IPOs”), allege that defendants conspired to fix the underwriters’ spread at 7% in IPOs of U.S. companies in the $20 million to $80 million range, in violation of Section 1 of the Sherman Act. The complaints seek treble damages and injunctive relief. Plaintiffs’ claims for damages in the purchaser actions have been dismissed, but the claims for injunctive relief remain. Plaintiffs’ claims for damages and injunctive relief remain in the issuer actions. Plaintiffs moved for class certification in both actions, and defendants opposed that motion on May 25, 2005. On October 25, 2005, plaintiffs moved for summary judgment which defendants opposed.

IPO Allocation Matters.

In March 2001, a purported class action, now captioned In re Initial Public Offering Antitrust Litigation, was initiated in the SDNY against Morgan Stanley and numerous other underwriters of various IPOs. The consolidated amended complaint alleges that defendants required customers that wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed (“tie-in purchases”) at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). The complaint alleges violations of federal and/or state antitrust laws, including Section 1 of the Sherman Act. On September 28, 2005, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the district court’s dismissal of this matter. On November 2, 2005, defendants filed a petition for rehearing en banc to the Second Circuit.

Also beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints make factual allegations similar to the complaint in the antitrust action described above, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. On February 19, 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. On October 13, 2004, the Court granted in large part plaintiffs’ motions for class certification in six focus cases selected for class certification briefing. On June 30, 2005, the Second Circuit granted defendants’ petition for permission to appeal the SDNY’s order granting plaintiffs’ motion for class certification.

On June 10, 2004, plaintiffs and issuer defendants entered into a definitive settlement agreement under which insurers of the issuers would guarantee recovery of at least $1 billion by class members. As part of the settlement, the settling issuer defendants agreed to assign to class members certain claims they had against the underwriters. Starting in late 2004, purported assignees of certain issuers filed suits in the SDNY against several underwriter defendants, including Morgan Stanley, on the ground that underwriters breached the underwriting agreement and related duties by allocating shares in each company’s IPO to customers who allegedly paid the underwriters “excess compensation.” On October 11, 2005, the Court dismissed the complaint with leave to replead. Plaintiff filed a second amended complaint on October 28, 2005, re-alleging a breach of fiduciary duty claim, and defendants moved to dismiss on November 21, 2005.

On April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against Morgan Stanley and two other underwriters. The complaint was brought on behalf of a class of issuers that issued IPO securities from January 1, 1998 to October 31, 2000 pursuant to underwriting agreements with defendants and whose securities increased in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants’ favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint alleges breach of contract, breach of covenant of good faith, breach of fiduciary duty, indemnification or contribution and unjust enrichment and restitution. The Court dismissed plaintiff’s claims except for its breach of fiduciary duty claim.

On September 30, 2005, Breakaway Solutions, Inc. (“Breakaway”) filed another complaint in an individual action against Morgan Stanley and two other underwriters in the Supreme Court of the State of New York. The complaint alleges that defendants underpriced Breakaway’s IPO stock, allocated this underpriced stock to favored clients pursuant to a profit sharing arrangement, and that Morgan Stanley improperly sold Breakaway shares before expiration of the lock-up period. The complaint alleges breach of fiduciary duty and breach of the covenant of good faith against all the defendants and fraud and unjust enrichment against Morgan Stanley. This action has been stayed by agreement of the parties.

Mutual Fund Sales Practices.

From October 2003 to December 2003, nine purported class actions, now consolidated and captioned In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation, were filed in the SDNY against Morgan Stanley, including certain subsidiaries and various Morgan Stanley and Van Kampen mutual funds, and certain officers of Morgan Stanley and its affiliates and certain trustees of the named Morgan Stanley funds. The consolidated amended complaint was filed on behalf of all persons or entities, other than defendants, who purchased or held shares of certain Morgan Stanley or Van Kampen mutual funds from October 1, 1999 to November 17, 2003 against Morgan Stanley, including certain subsidiaries and various Morgan Stanley and Van Kampen funds. Plaintiffs allege that defendants gave their sales force economic incentives to promote the sale of proprietary mutual funds and that they improperly failed to disclose these economic incentives. The complaint also alleges that defendants improperly used Rule 12b-1 fees and that the named funds paid excessive commissions to MSDWI in connection with the sale of proprietary funds. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Exchange Act, Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, Section 206 of the Investment Advisers Act of 1940 (the “Investment Advisers Act”), Sections 34(b), 36(b) and 48(a) of the Investment Company Act of 1940 (the “Investment Company Act”), and of common law fiduciary duties. The consolidated amended complaint seeks, among other things, compensatory damages, rescissionary damages, fees and costs. On July 2, 2004, defendants filed a motion to dismiss the consolidated amended complaint. On March 9, 2005, plaintiffs filed a Motion for Leave to file a Supplemental Pleading that would, among other things, expand the allegations and alleged class to encompass the sale of certain non-proprietary mutual funds. Both motions are pending.

On February 20, 2004, a derivative action, captioned Starr v. Van Kampen Investments Inc., et al., was filed in the U.S. District Court for the Northern District of Illinois on behalf of various Van Kampen mutual funds against Van Kampen Investments Inc., Van Kampen Asset Management Inc., Morgan Stanley and individual trustees of the funds. The case was subsequently transferred to the SDNY for coordination with In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation. The complaint alleges violations of the Investment Company Act, the Investment Advisers Act, and common law breach of fiduciary duty with respect to Van Kampen’s participation in certain mutual fund marketing programs operated by MSDWI. Plaintiff seeks, among other things, to remove current trustees, to rescind the management contracts for the Van Kampen Funds and to replace the manager, disgorgement, monetary damages, including punitive damages and interest, and fees and expenses. Defendants have moved to dismiss the action, which is currently stayed pending certain procedural developments.

Late Trading and Market Timing.

Starting in July 2003, Morgan Stanley received subpoenas and requests for information from various regulatory and governmental agencies, including the SEC, the NYSE, and various states, in connection with industry-wide investigations of broker-dealers and mutual fund complexes relating to possible late trading and market timing of mutual funds. Morgan Stanley continues to cooperate with and provide information to regulators in connection with their inquiries.

AOL Time Warner Litigation.

Since 2003, Morgan Stanley has been named as a defendant in a number of state court actions involving AOL Time Warner, including cases in Alaska, California, Ohio and West Virginia. All these cases also name as defendants AOL Time Warner, numerous individual defendants, AOL Time Warner’s auditors, and other investment banking defendants. The complaints allege that AOL Time Warner issued false and misleading financial statements by, among other things, inflating advertising revenues. These complaints name Morgan Stanley in its capacity as financial advisor to Time Warner in the merger of America Online and Time Warner and/or as underwriter of bond offerings completed in 2001 and 2002. The complaints allege violations of Section 11 of the Securities Act and Section 14(a) of the Exchange Act (and Rule 14a-9 thereunder) in connection with the merger registration statement, as well as various state and common laws, and violations of Section 11 and 12(a)(2) of the Securities Act in connection with the bond registration statements.

In Alaska, a claim for negligent misrepresentation remains against Morgan Stanley. The Alaska plaintiffs have also amended their claims under the Alaska Securities Act, and Morgan Stanley’s renewed motion to dismiss these claims is pending. In the coordinated California proceedings, claims based on California common law fraud and Sections 25400 and 25500 of the California Corporations Code remain against Morgan Stanley. In the Ohio action, state securities law claims remain against Morgan Stanley. Motions to dismiss remain pending in the West Virginia action.

On January 30, 2006, numerous new individual actions were filed against Morgan Stanley and other defendants by plaintiffs opting out of the class settlement of a previously filed federal class action. The claims against Morgan Stanley in that class action had been dismissed by the SDNY. The new complaints contain similar factual allegations against Morgan Stanley, and assert similar claims, but also include a claim for violation of Section 10(b) of the Exchange Act.

LVMH Litigation.

On October 30, 2002, the French company LVMH Moet Hennessey Louis Vuitton (“LVMH”) initiated proceedings in the Paris Commercial Court against Morgan Stanley alleging that, between 1999 and 2002, in research reports and newspaper interviews concerning the luxury goods sector, Morgan Stanley failed in its duties of independence and impartiality and denigrated LVMH to the benefit of Gucci, a Morgan Stanley client.

In a judgment dated January 12, 2004, the Paris Commercial Court awarded LVMH €30 million for damage to its image and appointed an expert to assist it in assessing whether LVMH is entitled to additional damages, and, if so, in what amount. On October 18, 2004, LVMH filed submissions before the expert claiming €182.9 million in additional damages. On February 12, 2004, Morgan Stanley filed a notice of appeal against the judgment. The parties are in the process of filing appeal submissions. LVMH’s appeal submissions include a claim for additional damages of €125 million (€106.9 million of which is also the subject of LVMH’s claim before the expert appointed by the Commercial Court to assess additional damages) beyond the €30 million previously awarded to LVMH by the Commercial Court for damage to its image. The appeal is listed to be heard on March 31, 2006.

Indonesian Litigation.

In November 2003, two proceedings were initiated in the Indonesian District Courts by two members of the Asia Pulp & Paper Group (PT Indah Kiat Pulp & Paper Tbk and PT Lontar Papyrus Pulp & Paper Industry, respectively) against Morgan Stanley and thirteen other defendants, with respect to two bond issues in 1994 and 1995, guaranteed by plaintiffs, in which Morgan Stanley acted as underwriter. The claims allege that the bond issues were invalid and contrary to Indonesian law, and allege damages in the amount of all principal and interest paid under the bonds as well as other amounts. In September 2004, the Indonesian District Courts issued their judgments, declaring the bond issues to be illegal and void, holding that defendants (including Morgan Stanley) had committed unspecified tortious acts, but awarding no damages. Defendants appealed those decisions to the Indonesian High Court. In September 2005 and November 2005, respectively, the Indonesian High Court upheld on appeal the decisions of the Indonesian District Court in favor of the plaintiff. Morgan Stanley and others are appealing those decisions to the Indonesian Supreme Court in Jakarta.

In April 2004, another proceeding was filed in the Indonesian District Courts by PT Lontar Papyrus against Morgan Stanley and 28 other defendants, alleging that the defendants violated injunctions issued by the

Indonesian District Court in the first claim brought by PT Lontar Papyrus and conspired to cause the failure of plaintiff’s restructuring negotiations. Plaintiff seeks damages in respect of losses allegedly suffered. On September 28, 2005, the Indonesian District Court rejected the plaintiff’s claim against Morgan Stanley.

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

In January 2005, an additional proceeding was filed in the Indonesian District Courts by Indah Kiat International Finance Company BV, a member of the Asia Pulp & Paper Group and the issuer of the 1994 bond issue, against Morgan Stanley and other defendants, making allegations similar to those in the November 2003 claim brought by PT Indah Kiat. Plaintiff seeks damages in respect of losses allegedly suffered.

Email Matters.

In December 2005, Morgan Stanley reached an agreement in principle with the staff of the Division of Enforcement of the SEC (the “Staff”) to resolve the Staff’s investigation relating to MS&Co.’s production of emails. Pursuant to the agreement in principle, MS&Co. would be charged with a violation of Section 17(b) of the Exchange Act and Rule 17a-4(j) thereunder, and pay a $15 million civil penalty (a portion of which will be shared with other regulators), and be subject to other relief. The Staff has not yet presented the proposed settlement to the Commission and no assurance can be given that it will be accepted. In addition, MSDWI is discussing resolution of related charges with the NASD, although no agreement has been reached.

Retail Brokerage Employment Matters.

Several financial services firms, including Morgan Stanley, have been named in purported class actions alleging that certain present and former employees in California are entitled to overtime pay and other wages and that certain deductions from employees’ compensation are improper under state law. On July 12, 2004, one of these purported class actions, captioned Garett v. Morgan Stanley & Co., Inc., and Morgan Stanley DW Inc., was filed in California Superior Court in San Diego. On September 14, 2004, defendants filed their answer, and on September 15, 2004, defendants removed the action to the U.S. District Court for the Southern District of California. On July 18, 2005, plaintiffs filed a first amended complaint in that court seeking damages in an unspecified amount and other relief on behalf of certain present and former employees in California. On September 20, 2005, Morgan Stanley entered into an agreement in principle to resolve the matter, which agreement is, among other things, subject to court approval.

Complaints raising wage and hour allegations against Morgan Stanley have also been filed in New Jersey and New York. On September 1, 2005, a purported class action, captioned Steinberg v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in the Superior Court of New Jersey, Law Division, Bergen County. On October 7, 2005, the matter was removed to the U.S. District Court for the District of New Jersey. Plaintiff filed a first amended complaint on January 13, 2006 seeking damages in an unspecified amount and relief on behalf of certain present and former employees in New Jersey and nationwide.

On September 9, 2005, a purported class action, captioned Gasman v. Morgan Stanley, was filed in the SDNY. The complaint seeks damages and other relief on behalf of certain present and former employees in New York. On September 23, 2005, a purported class action, captioned, Roles v. Morgan Stanley et al., was filed in the U.S. District Court for the Eastern District of New York. The complaint seeks damages and other relief on behalf of certain present and former employees in New York and nationwide. On November 3, 2005, Morgan Stanley filed a motion to transfer the Roles matter to the SDNY for purposes of consolidating the Roles and Gasman matters for pre-trial proceedings.

Morgan Stanley has also been the subject of gender discrimination claims, including threatened class action litigation, challenging certain of Morgan Stanley’s employment practices in its retail brokerage business.

Shareholder Derivative Matters.

Beginning on July 19, 2005, shareholder plaintiffs filed purported derivative actions on behalf of Morgan Stanley against certain present and former directors and its former chief legal officer based on, among other things, agreements to pay the former CEO and co-President of Morgan Stanley and the handling of a lawsuit resulting in an adverse judgment against Morgan Stanley. Four lawsuits filed in the SDNY have been consolidated under the heading In re Morgan Stanley Derivative Litigation, and on January 23, 2006, plaintiffs filed a second amended consolidated complaint that includes claims for, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act and breach of fiduciary duties and seeks, among other things, rescission of the severance and compensation agreements and damages.

On July 19, 2005, a derivative lawsuit was filed in a New York state court challenging the agreement to pay the former co-President of Morgan Stanley and seeking an accounting for losses as a result thereof.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE and the Pacific Exchange under the symbol “MS.” At November 30, 2005, Morgan Stanley had approximately 117,000 holders of record; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight fiscal quarters, the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2005:
Fourth Quarter	$50.61	$57.98	$0.27
Third Quarter	$48.61	$54.61	$0.27
Second Quarter	$47.66	$60.40	$0.27
First Quarter	$51.00	$60.51	$0.27
Fiscal 2004:
Fourth Quarter	$47.27	$54.00	$0.25
Third Quarter	$46.54	$54.74	$0.25
Second Quarter	$50.22	$62.83	$0.25
First Quarter	$54.40	$62.16	$0.25

The table below sets forth the information with respect to purchases made by or on behalf of Morgan Stanley of its common stock during the fourth quarter of our fiscal year ended November 30, 2005.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (Sept. 1, 2005—Sept. 30, 2005)

Equity Anti-dilution Program (A)	1,000,000	$52.28	1,000,000	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	4,309,760	$52.24	N/A	N/A

Month #2 (Oct. 1, 2005—Oct. 31, 2005)

Equity Anti-dilution Program (A)	12,132,326	$52.99	12,132,326	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	149,314	$53.69	N/A	N/A

Month #3 (Nov. 1, 2005—Nov. 30, 2005)

Equity Anti-dilution Program (A)	9,283,024	$53.53	9,283,024	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	63,396	$54.71	N/A	N/A

Total

Equity Anti-dilution Program (A)	22,415,350	$53.18	22,415,350	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	4,522,470	$52.33	N/A	N/A

(A)	Morgan Stanley’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under Morgan Stanley’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	Morgan Stanley’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at November 30, 2005 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices Morgan Stanley deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. Morgan Stanley’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of Morgan Stanley’s common stock on the date the relevant transaction occurs.

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year(1)
	2005	2004	2003	2002	2001
Income Statement Data:
Revenues:
Investment banking	$3,843	$3,341	$2,440	$2,478	$3,413
Principal transactions:
Trading	7,365	5,510	6,262	3,521	5,600
Investments	981	607	110	(25)	(371)
Commissions	3,363	3,264	2,887	3,191	3,066
Fees:
Asset management, distribution and administration	4,958	4,473	3,814	4,033	4,304
Merchant, cardmember and other	1,323	1,317	1,377	1,421	1,348
Servicing and securitization income	1,609	1,921	1,922	2,032	1,861
Interest and dividends	28,175	18,584	15,738	15,876	24,112
Other	464	324	226	399	217

Total revenues	52,081	39,341	34,776	32,926	43,550
Interest expense	24,425	14,707	12,693	12,515	20,491
Provision for consumer loan losses	878	926	1,266	1,337	1,051

Net revenues	26,778	23,708	20,817	19,074	22,008

Non-interest expenses:
Compensation and benefits	11,313	9,853	8,522	7,910	9,352
Other	8,355	7,037	6,135	6,070	6,847
Restructuring and other charges	—	—	—	235	—
September 11th related insurance recoveries, net	(251)	—	—	—	—

Total non-interest expenses	19,417	16,890	14,657	14,215	16,199

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	7,361	6,818	6,160	4,859	5,809
Losses from unconsolidated investees	311	328	279	77	30
Provision for income taxes	1,858	1,856	1,707	1,625	2,076
Dividends on preferred securities subject to mandatory redemption	—	45	154	87	50

Income from continuing operations before cumulative effect of accounting change, net	5,192	4,589	4,020	3,070	3,653

Discontinued operations:
Loss from discontinued operations	(486)	(172)	(393)	(138)	(124)
Income tax benefit	184	69	160	56	51

Loss on discontinued operations	(302)	(103)	(233)	(82)	(73)
Cumulative effect of accounting change, net	49	—	—	—	(59)

Net income	$4,939	$4,486	$3,787	$2,988	$3,521

Earnings applicable to common shares(2)	$4,939	$4,486	$3,787	$2,988	$3,489

	Fiscal Year(1)
	2005	2004	2003	2002	2001
Per Share Data:
Earnings per basic share:
Income from continuing operations	$4.94	$4.25	$3.74	$2.84	$3.33
Loss on discontinued operations	(0.29)	(0.10)	(0.22)	(0.08)	(0.07)
Cumulative effect of accounting change, net	0.05	—	—	—	(0.05)

Earnings per basic share	$4.70	$4.15	$3.52	$2.76	$3.21

Earnings per diluted share:
Income from continuing operations	$4.81	$4.15	$3.66	$2.76	$3.23
Loss on discontinued operations	(0.29)	(0.09)	(0.21)	(0.07)	(0.07)
Cumulative effect of accounting change, net	0.05	—	—	—	(0.05)

Earnings per diluted share	$4.57	$4.06	$3.45	$2.69	$3.11

Book value per common share	$27.59	$25.95	$22.93	$20.24	$18.64
Dividends per common share	$1.08	$1.00	$0.92	$0.92	$0.92

Balance Sheet and Other Operating Data:
Total assets	$898,523	$747,334	$602,843	$529,499	$482,628
Consumer loans, net	22,916	20,226	19,382	23,014	19,677
Total capital(3)	125,891	110,793	82,769	65,936	61,633
Long-term borrowings(3)	96,709	82,587	57,902	44,051	40,917
Shareholders’ equity	29,182	28,206	24,867	21,885	20,716
Return on average common shareholders’ equity	17.3%	16.8%	16.5%	14.1%	18.0%
Average common and equivalent shares(2)	1,049,896,047	1,080,121,708	1,076,754,740	1,083,270,783	1,086,121,508

(1)	Certain prior-period information has been reclassified to conform to the current year’s presentation.
(2)	Amounts shown are used to calculate earnings per basic share.
(3)	These amounts exclude the current portion of long-term borrowings and include Capital Units and junior subordinated debt issued to capital trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Retail Brokerage, Asset Management and Discover. The Company, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. The Company’s Institutional Securities business includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investments. The Company’s Retail Brokerage business provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services. The Company’s Asset Management business provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel. The Company’s Discover business offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and includes PULSE EFT Association LP (“PULSE®”), an automated teller machine/debit and electronic funds transfer network. Morgan Stanley-branded and affinity credit cards issued on the MasterCard network and other consumer finance products and services in the U.K. are also included in the Discover business segment.

The Company’s results of operations for the 12 months ended November 30, 2005 (“fiscal 2005”), November 30, 2004 (“fiscal 2004”) and November 30, 2003 (“fiscal 2003”) are discussed below. The results of the Company’s aircraft leasing business are reported as discontinued operations for all periods presented (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Fiscal Year
	2005	2004(1)	2003(1)
Net revenues (dollars in millions):
Institutional Securities	$15,673	$13,113	$11,301
Retail Brokerage	5,019	4,615	4,242
Asset Management	2,907	2,738	2,276
Discover	3,452	3,533	3,303
Intersegment Eliminations	(273)	(291)	(305)

Consolidated net revenues	$26,778	$23,708	$20,817

Income before taxes (dollars in millions)(2):
Institutional Securities	$4,754	$4,281	$4,066
Retail Brokerage	585	371	464
Asset Management	1,007	827	482
Discover	921	1,221	1,027
Intersegment Eliminations	94	118	121

Consolidated income before taxes	$7,361	$6,818	$6,160

Consolidated net income (dollars in millions)	$4,939	$4,486	$3,787

Basic earnings per common share:
Income from continuing operations	$4.94	$4.25	$3.74
Loss on discontinued operations	(0.29)	(0.10)	(0.22)
Cumulative effect of accounting change, net	0.05	—	—

Basic earnings per common share	$4.70	$4.15	$3.52

Diluted earnings per common share:
Income from continuing operations	$4.81	$4.15	$3.66
Loss on discontinued operations	(0.29)	(0.09)	(0.21)
Cumulative effect of accounting change, net	0.05	—	—

Diluted earnings per common share	$4.57	$4.06	$3.45

Statistical Data.

Book value per common share(3)	$27.59	$25.95	$22.93

Average common equity (dollars in billions)(4):
Institutional Securities	$14.6	$13.3	n/a
Retail Brokerage	3.7	3.5	n/a
Asset Management	1.7	1.7	n/a
Discover	4.4	3.9	n/a

Total from operating segments	24.4	22.4	n/a
Discontinued operations	1.2	1.5	n/a
Unallocated capital	2.9	2.8	n/a

Consolidated	$28.5	$26.7	$23.0

Statistical Data (Continued).	Fiscal Year
	2005	2004(1)	2003(1)
Return on average common equity(4):
Consolidated	17.3%	16.8%	16.5%
Institutional Securities	24.2%	22.4%	n/a
Retail Brokerage	10.6%	7.2%	n/a
Asset Management	36.2%	29.5%	n/a
Discover	13.1%	19.8%	n/a

Return on average common equity (consolidated) from continuing operations on a pro forma basis(5)	19.0%	18.2%	18.6%

Effective income tax rate	26.5%	28.8%	29.8%

Worldwide employees	53,218	53,284	51,196

Consolidated assets under management or supervision (dollars in billions):
Equity	$285	$246	$203
Fixed income	108	118	109
Money market	83	87	64
Alternative investments	19	19	16
Real estate	41	31	20

Total assets under management	536	501	412
Unit investment trusts	12	11	10
Other(6)	51	44	40

Total assets under management or supervision(7)	$599	$556	$462

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(8):
Global market volume	$511.8	$352.8	$209.9
Market share	25.5%	24.1%	17.5%
Rank	3	2	3
Mergers and acquisitions announced transactions (dollars in billions)(8):
Global market volume	$728.6	$360.7	$249.2
Market share	29.2%	20.4%	18.1%
Rank	2	4	2
Global equity and equity-related issues (dollars in billions)(8):
Global market volume	$45.1	$54.3	$39.6
Market share	8.7%	10.6%	10.2%
Rank	3	1	3
Global debt issues (dollars in billions)(8):
Global market volume	$340.8	$362.1	$367.3
Market share	5.7%	6.9%	7.4%
Rank	5	3	3
Global initial public offerings (dollars in billions)(8):
Global market volume	$13.9	$13.9	$2.8
Market share	8.6%	10.1%	4.9%
Rank	2	1	5
Pre-tax profit margin(9)	30%	32%	35%

Statistical Data (Continued).	Fiscal Year
	2005	2004(1)	2003(1)
Retail Brokerage (dollars in billions, unless otherwise noted):
Global representatives	9,526	10,962	11,086
Annualized net revenue per global representative (dollars in thousands)(10)	$490	$419	$359
Retail Brokerage assets by client segment:
$10 million or more	$124	$111	$108
$1 million – $10 million	204	188	156
$100,000 – $1 million	174	188	185
Less than $100,000	31	39	46

Total U.S. Retail Brokerage assets	533	526	495
International	56	50	44
Corporate and other accounts	28	26	26

Total client assets	$617	$602	$565

Fee-based assets as a percentage of total client assets	28%	26%	23%
Bank deposit program(dollars in millions)(11)	$1,689	$435	$469
Pre-tax profit margin(9)	12%	8%	11%

Asset Management:
Assets under management or supervision (dollars in billions)	$431	$424	$357
Percent of fund assets in top half of Lipper rankings(12)	61%	63%	44%
Pre-tax profit margin(9)	35%	30%	21%
Pre-tax profit margin(9) (excluding private equity)	29%	26%	22%

Discover (dollars in millions, unless otherwise noted)(13):
Period-end credit card loans—Owned	$22,496	$19,724	$18,930
Period-end credit card loans—Managed	$46,936	$48,261	$48,358
Average credit card loans—Owned	$19,932	$17,608	$19,531
Average credit card loans—Managed	$47,330	$47,387	$50,864
Net principal charge-off rate—Owned	4.84%	5.53%	6.05%
Net principal charge-off rate—Managed	5.23%	6.00%	6.60%
Return on receivables—Owned	2.92%	4.43%	3.32%
Return on receivables—Managed	1.23%	1.65%	1.28%
Transaction volume (dollars in billions):
Net sales	$86.0	$79.5	$76.8
Other transaction volume	18.1	20.1	21.1

Total	$104.1	$99.6	$97.9

Payment services (in millions):
Discover network transaction volume	1,301	1,226	1,209
PULSE network transaction volume	1,556	—	—

Total network transaction volume	2,857	1,226	1,209

Pre-tax profit margin(9)	27%	35%	31%

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net.
(3)	Book value per common share equals shareholders’ equity of $29,182 million at November 30, 2005, $28,206 million at November 30, 2004 and $24,867 million at November 30, 2003, divided by common shares outstanding of 1,058 million at November 30, 2005, 1,087 million at November 30, 2004 and 1,085 million at November 30, 2003.

(4)	The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. Capital data for fiscal 2003 have not been provided. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(5)	Pro forma return on average monthly common equity from continuing operations is computed assuming a $1.5 billion equity allocation for the Company’s aircraft leasing business for all monthly periods through July 2005 and $0.4 billion for all monthly periods from August 2005 through November 2005. The decrease in equity allocated to this business primarily reflected the decrease in asset value as a result of a $0.5 billion pre-tax charge for discontinued operations (see “Discontinued Operations” herein). The Company views the pro forma return on average common equity as a relevant indicator of its operating performance for period-to-period comparisons as well as when comparing its operating results with other financial services firms.
(6)	Amounts include assets under management or supervision associated with the Retail Brokerage business.
(7)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Retail Brokerage and Institutional Securities segments.
(8)	Source: Thomson Financial, data as of January 3, 2006—The data for fiscal 2005, fiscal 2004 and fiscal 2003 are for the periods from January 1 to December 31, 2005, January 1 to December 31, 2004 and January 1 to December 31, 2003, respectively, as Thomson Financial presents these data on a calendar-year basis.
(9)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change as a percentage of net revenues.
(10)	Amounts equal to Retail Brokerage net revenues divided by average global representative headcount.
(11)	Bank deposits are held at the Company’s affiliated banks for the benefit of retail clients through their brokerage accounts.
(12)	Source: Lipper, one-year performance excluding money market funds as of November 30, 2005, November 30, 2004 and November 30, 2003, respectively.
(13)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Fiscal 2005 Performance.

Company Results.    The Company recorded net income of $4,939 million and diluted earnings per share of $4.57 in fiscal 2005, an increase of 10% and 13%, respectively, from the prior year. Net revenues (total revenues less interest expense and the provision for loan losses) rose 13% to $26.8 billion in fiscal 2005, and the return on average common equity was 17.3% compared with 16.8% in the prior year. Income from continuing operations was $5,192 million for the year, an increase of 13% from the prior year. Diluted earnings per share from continuing operations were $4.81 compared with $4.15 last year.

Non-interest expenses of $19.4 billion increased 15% from the prior year, primarily due to higher compensation expense and professional services expense associated with increased business activity and legal and consulting costs. Compensation and benefits expense in fiscal 2005 reflected higher compensation accruals associated with a higher level of net revenues, as well as charges for senior management severance and new hires of approximately $311 million (see “Senior Management Compensation Charges” herein). Other expenses included charges for certain legal matters, including those associated with the Coleman Litigation and the Parmalat settlement, as well as charges related to certain legal and regulatory matters in the Retail Brokerage business.

The Company’s effective income tax rate was 26.5% in fiscal 2005 compared with 28.8% in fiscal 2004. The decrease reflected an income tax benefit of $309 million resulting from the Company’s repatriation of approximately $4.0 billion of qualifying foreign earnings under the provisions of the American Jobs Creation Act of 2004 (the “American Jobs Creation Act”) (see “American Jobs Creation Act of 2004” herein). Excluding the impact of dividends repatriated under the American Jobs Creation Act, the Company’s effective income tax rate for fiscal 2005 would have increased to 30.8%, reflecting lower tax exempt income and higher tax rates applicable to non-U.S. earnings as compared with fiscal 2004.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax). The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the first half of 2006 (see “Discontinued Operations” herein).

At fiscal year-end, the Company had 53,218 employees worldwide compared with 53,284 at the prior year-end.

Institutional Securities.    Institutional Securities recorded income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption of $4.8 billion, an 11% increase from a year ago. Net revenues rose 20% to $15.7 billion driven by record fixed income and higher equity sales and trading revenues, along with strong results in investment banking. Non-interest expenses increased 24% to $10.9 billion, reflecting higher compensation levels and costs associated with increased business activity and increased legal reserves. Legal reserves and costs associated with the Coleman Litigation and the Parmalat settlement totaled $535 million (see “Legal Proceedings” in Part I, Item 3). The increase in compensation and benefits expense included charges for senior management severance and new hires of approximately $193 million.

Investment banking advisory revenues rose 28% from last year to $1.5 billion, reflecting an increase in completed merger and acquisition transactions. Underwriting revenues rose 8% from last year to $2.0 billion with fixed income underwriting revenues driving the increase. Fixed income underwriting revenues increased 27%.

Fixed income sales and trading revenues were a record $6.8 billion, up 22% from a year ago. The increase was driven by a record year in interest rate and currency products and credit products, partially offset by lower revenues from commodities products. Interest rate and currency product revenues increased primarily due to higher revenues from interest rate cash and derivative products and higher revenues from emerging market fixed income securities. Credit products benefited from increased customer flows in securitized products and favorable trading conditions. Commodities revenues declined from last year’s record revenues as lower revenues in oil liquids were partially offset by record results in electricity and natural gas products. Equity sales and trading revenues rose 18% from last year to $4.8 billion and reached their highest annual level since fiscal 2000. The increase was driven by strong customer flows in derivatives, record revenues in prime brokerage, improved performance in principal trading strategies and higher revenues from equity cash products.

Principal transaction investment revenues were $656 million in fiscal 2005 compared with $364 million a year ago. Fiscal 2005’s results included gains from investments in IntercontinentalExchange, International Securities Exchange and Digital Globe Inc., while fiscal 2004’s results included a gain on the sale of the Company’s investment in TradeWeb.

Retail Brokerage.    Retail Brokerage recorded pre-tax income of $585 million, up 58% from the prior year. Fiscal 2004 was negatively affected by a change in the Company’s method of accounting for certain asset management and account fees that reduced pre-tax income by $80 million (see “Asset Management and Account Fees” herein). Excluding this change and Retail Brokerage’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein), pre-tax income declined by 14%. Net revenues were $5.0 billion, a 9% increase over a year ago and the highest since fiscal 2000. Excluding the accounting methodology change, net revenues increased 6% from last year. Higher asset management, distribution and administration fees were driven primarily by an increase in client assets in fee-based accounts, which more than offset lower commissions resulting from a decline in transaction volumes. Total non-interest expenses were $4.4 billion, a 4% increase from a year ago. Excluding the insurance settlement, non-interest expenses rose 9% from a year ago, driven by higher compensation expense and higher professional services expense, including higher sub-advisory fees associated with increased asset and revenue growth, as well as higher legal and consulting costs. Total client assets increased to $617 billion, up 2% from the prior fiscal year-end. In addition, client assets in fee-based accounts increased 10% from a year ago to a record $173 billion and increased as a percentage of total client assets to 28% from last year’s 26%. At fiscal year-end, the number of global representatives was 9,526, a decline of 1,436 from a year ago, resulting largely from the sales force reduction completed during the year and the net loss of global representatives to competitors. The Company believes that legal and regulatory matters have adversely affected, and in the near term are likely to continue to affect adversely, the operating performance of Retail Brokerage.

Asset Management.    Asset Management recorded pre-tax income of $1.0 billion, a 22% increase from last year. The increase reflected a 6% increase in net revenues to $2.9 billion driven by higher investment gains and an increase in asset management fees. Non-interest expenses decreased 1% from the prior year to $1.9 billion as charges for senior management severance and new hires of approximately $41 million were offset by Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001. Investment gains for the year were $326 million compared with $248 million a year ago, including gains associated with the Company’s holdings in Triana Energy Holdings, LLC and Aventine Renewable Energy Holding, LLC. Assets under management or supervision within Asset Management of $431 billion were up $7 billion, or 2%, from last year, primarily due to market appreciation, partially offset by net cash outflows associated with proprietary retail products and institutional separate accounts.

Discover.    Discover pre-tax income was $921 million, a decrease of 25% from last year. Net revenues of $3.5 billion were 2% lower than a year ago, primarily driven by lower servicing and securitization income, reflecting lower net interest cash flows partly resulting from rising short-term interest rates and a decrease in the fair value of the Company’s retained interests in securitized receivables. The decrease was partially offset by higher net interest income and a decline in the provision for loan losses, reflecting improved credit quality notwithstanding a spike in bankruptcy notices preceding new federal legislation effective October 2005. Non-interest expenses increased 9% from the prior year, partially resulting from the acquisition of PULSE, which the Company acquired on January 12, 2005 (see “Business Acquisitions and Sales” herein) and higher compensation costs, including costs associated with senior management changes of approximately $29 million. The managed credit card net principal charge-off rate decreased 77 basis points from a year ago to 5.23%, benefiting from the effect of the Company’s credit quality and collection initiatives and an industry-wide improvement in credit quality. The managed over 30-day delinquency rate decreased 57 basis points to 3.98% from a year ago, and the managed over 90-day delinquency rate was 43 basis points lower than a year ago at 1.75%. Managed credit card loans were $46.9 billion at year-end, a decrease of 3% from a year ago, primarily due to historically high cardmember payment rates.

Fiscal 2006 Performance Priorities.    During fiscal 2005, the Company made substantial changes to its senior management and effected certain organizational and strategic changes that the Company believes will improve its performance in future periods. The Company intends to pursue the following strategic initiatives in order to improve the Company’s net revenues, profit margins and return on common shareholders’ equity:

•	Leverage global scale, franchise and integration across businesses

•	Increase principal activity in order to strike a better balance between principal and customer activity

•	Invest to optimize growth opportunities and achieve “best-in-class” status in all businesses

•	Aggressively pursue new opportunities, including “bolt-on” acquisitions

•	Improve operating margins by creating productivity and efficiency gains

•	Create a cohesive “one-firm” culture

Institutional Securities will focus on identifying and pursuing what it believes will be high-growth areas, such as emerging markets, private equity and mortgage products; improving cross-divisional cooperation; taking advantage of opportunities for principal risk taking; and continuing to invest in product innovation and technology.

Retail Brokerage will focus on leveraging the Company’s institutional expertise to create new products for individual investors; increasing its relationships with client households in the $1 million and greater asset segment; developing, retaining and recruiting high-quality global representatives; and continuing to invest in infrastructure and technology.

Asset Management will focus on establishing a presence in high-growth global products; shifting its focus from profitability to asset growth while maintaining profitability with an emphasis on alternative investment products and other new, high-margin products; and continuing to improve investment performance.

Discover will focus on increasing card activity, usage and loan balances by building broader acceptance of the Discover Network, strengthening Discover’s brand, improving upon the client experience, and introducing new products and services. In addition, Discover will pursue growth opportunities through acquisitions and strategic partnerships, such as the acquisition of the Goldfish credit card business (“Goldfish”) in fiscal 2006 (see “Business Acquisitions and Sales” herein), and continue to grow its international presence.

Global Market and Economic Conditions in Fiscal 2005.

Global market and economic conditions were generally favorable for most of fiscal 2005, particularly in the U.S. Global capital markets activity was also higher than in fiscal 2004 despite concerns throughout much of the fiscal year about inflationary pressures, higher oil prices and geopolitical risk.

The U.S. economy remained generally strong during fiscal 2005, supported by productivity gains and consumer spending. Consumer confidence strengthened throughout most of fiscal 2005, although concerns about the economic impact of Hurricane Katrina and rising oil prices caused a decline during the fourth quarter. Crude oil prices rose to record levels during fiscal 2005, primarily driven by higher global demand and the disruption of energy supplies caused by Hurricane Katrina. Toward the end of fiscal 2005, however, crude oil prices had declined. Consumer spending and business investment improved, while the U.S. unemployment rate declined to 5.0% from 5.4% a year ago. The equity markets improved modestly during fiscal 2005 as improved corporate earnings and positive economic developments outweighed concerns over oil prices, inflation and the Federal Reserve Board’s (the “Fed”) monetary policy actions. During fiscal 2005, the Fed continued to tighten credit conditions by raising both the overnight lending rate and the discount rate on eight separate occasions by an aggregate of 2.0%. Long-term interest rates, however, declined as the yield curve flattened during most of fiscal 2005. Subsequent to fiscal 2005, the Fed raised both the overnight lending rate and the discount rate by an aggregate 0.50%.

In Europe, economic growth remained sluggish primarily due to the level of exports, although conditions improved modestly in the latter half of the year. The European Central Bank (the “ECB”) left the benchmark interest rate unchanged during fiscal 2005. In the U.K., economic growth was marginal as higher oil prices suppressed consumer demand and confidence. During fiscal 2005, the Bank of England lowered the benchmark interest rate by 0.25%. Subsequent to fiscal 2005, the ECB raised the benchmark interest rate by 0.25% in December 2005.

The Japanese economy continued to recover as business investment and corporate profits improved, and the jobless rate was near a seven-year low. The Japanese equity markets saw a historic rebound during fiscal 2005 as a result of strong growth in corporate earnings as well as signs of an economic recovery and an end to deflation. Economic growth elsewhere in Asia continued, including in China, driven by strength in domestic spending and exports.

Business Outlook.

As fiscal 2006 began, global economic and market conditions appeared generally stable, trading conditions remained favorable and consumer confidence in the U.S. rose to pre-Hurricane Katrina levels. However, investors remained concerned about, among other things, the pace of economic growth, global oil prices, inflation, the U.S. federal budget deficit and geopolitical risk.

In the beginning of fiscal 2006, Institutional Securities has experienced relatively strong transaction backlogs in investment banking and generally favorable trading conditions. However, the level of global transaction volumes, market volatility and the Company’s market share will continue to affect the results of this business.

The Retail Brokerage business will continue to invest in technology and infrastructure during fiscal 2006 that will impact non-interest expenses and its pre-tax profit margin. Retail Brokerage also expects that the number of financial advisors will decline to approximately 8,600 by the end of fiscal 2006, reflecting fewer new trainees and continued competition for experienced personnel.

Asset Management expects lower principal investment gains going forward as it continues to reduce its private equity business. Fiscal 2006’s results will be affected by the level of assets under management or supervision, net customer asset flows and the introduction of revenues from higher margin products.

Discover expects favorable trends in charge-offs in the first half of fiscal 2006 related to improved credit quality. In addition, the October 2005 spike in bankruptcy filings will be charged off primarily in December 2005 in accordance with Company policy. As the Company believes that the spike was, in part, an acceleration of losses that would have been incurred later in 2006, it expects to incur a lower level of bankruptcy losses in subsequent months. (See also “Discover—Provision for Consumer Loan Losses—Delinquencies and Charge-offs” herein). In fiscal 2006, the Company will be challenged by a slowing growth rate in the U.S. credit card industry, potential rising short-term interest rates and an increase in minimum payment requirements. Discover’s results for fiscal 2006 will also include the impact of the Goldfish credit card business after its acquisition is completed, which is expected in early 2006.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Retail Brokerage associated with sales of certain products and the related compensation costs paid to Retail Brokerage’s global representatives. Income before taxes recorded in Intersegment Eliminations was $94 million, $118 million and $121 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

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

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Revenues:
Investment banking	$3,477	$3,008	$2,096
Principal transactions:
Trading	6,906	4,998	5,618
Investments	656	364	87
Commissions	2,160	1,998	1,748
Asset management, distribution and administration fees	152	144	92
Interest and dividends	25,455	16,395	13,420
Other	301	190	86

Total revenues	39,107	27,097	23,147
Interest expense	23,434	13,984	11,846

Net revenues	15,673	13,113	11,301

Total non-interest expenses	10,919	8,832	7,235

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	4,754	4,281	4,066
Losses from unconsolidated investees	311	328	279
Provision for income taxes	909	932	924
Dividends on preferred securities subject to mandatory redemption	—	45	154

Income from continuing operations before cumulative effect of accounting change, net	$3,534	$2,976	$2,709

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$1,478	$1,156	$662
Equity underwriting revenues	905	993	640
Fixed income underwriting revenues	1,094	859	794

Total investment banking revenues	$3,477	$3,008	$2,096

Investment banking revenues increased 16% in fiscal 2005. The increase was due to higher revenues from merger, acquisition and restructuring activities and fixed income underwriting transactions, partially offset by lower revenues from equity underwritings. In fiscal 2004, investment banking revenues increased 44%, primarily reflecting higher revenues from merger, acquisition and restructuring and equity underwriting transactions. Higher revenues from fixed income underwriting transactions also contributed to the increase.

In fiscal 2005, advisory fees from merger, acquisition and restructuring transactions increased 28% to $1,478 million. Conditions in the worldwide merger and acquisition markets were favorable throughout fiscal 2005, and the Company’s advisory revenues reached their highest level in five years. The increase in advisory fees reflected strong contributions from the real estate, energy and utilities, transportation and retail sectors. In fiscal 2004, advisory fees from merger, acquisition and restructuring transactions increased 75% to $1,156 million with sectors such as financial services, technology, media and telecommunications, manufacturing and healthcare making strong contributions to the results.

Equity underwriting revenues decreased 9% in fiscal 2005, reflective of lower global industry-wide equity and equity-related activity. The Company’s equity underwriting revenues reflected lower revenues from the healthcare and manufacturing sectors, partially offset by higher revenues from the financial services sector. In fiscal 2004, equity underwriting revenues increased 55%, largely due to the resurgence of the initial public offerings market. The global equity markets experienced renewed investor demand for initial public offerings, particularly in the U.S., and the Company’s participation in these transactions more than outpaced the industry-wide increase in transaction volume. The Company’s equity underwriting revenues reflected increases from the financial services, healthcare, media and telecommunications, and technology sectors.

Fixed income underwriting revenues rose 27% in fiscal 2005 and 8% in fiscal 2004, primarily reflecting favorable conditions in the global fixed income markets. Although the Fed increased the overnight interest rate in both fiscal years, longer-term interest rates remained at relatively low levels. The attractive debt financing environment contributed to higher revenues as issuers continued to take advantage of low financing costs. The Company’s revenues from global high-yield and securitized fixed income transactions were higher in both periods. In fiscal 2005, acquisition-related financing resulting from a strong market for merger and acquisition activity also contributed to the increase.

At the end of fiscal 2005, the backlog of merger, acquisition and restructuring transactions was higher as compared with the end of fiscal 2004, reflecting improved global market and economic conditions. The backlog for equity underwriting transactions was also higher as compared with the end of the prior fiscal year, reflecting increases across all global regions. The backlog of both merger, acquisition and restructuring transactions as well as equity underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues. In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions in securities are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a trade, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions and other related expenses.

The components of the Company’s sales and trading revenues are described below:

Principal Transactions–Trading.    Principal transaction trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account.

Prior to fiscal 2005, certain investments made by the Company for business facilitation and principal investment purposes were recorded in Financial instruments owned, and gains and losses on such investments were recorded in Principal transaction trading revenues (see “Investments” herein). Amounts related to these investments are now recorded in Other assets and Principal transaction investment revenues in order to reflect the nature of these positions. Prior periods have been reclassified to conform to the current year presentation. For fiscal 2004 and fiscal 2003, $95 million and $24 million, respectively, have been reclassified to Principal transaction investment revenues, and $554 million as of November 30, 2004 has been reclassified to Other assets.

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

Total sales and trading revenues increased 18% in fiscal 2005 and 5% in fiscal 2004, reflecting higher equity and fixed income sales and trading revenues.

Sales and trading revenues include the following:

	Fiscal 2005	Fiscal 2004(1)	Fiscal 2003(1)
	(dollars in millions)
Equities	$4,804	$4,067	$3,591
Fixed income(2)	6,782	5,567	5,462

(1)	Certain reclassifications have been made to prior-year amounts to conform to the current presentation.
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude revenues from corporate lending activities.

Equity sales and trading revenues increased 18% in fiscal 2005 to the highest annual level since fiscal 2000. The increase was broad based and included increased customer flows in derivatives, record revenues in prime brokerage, improved performance in principal trading strategies and higher revenues from equity cash products. Derivative revenues increased due to strong customer flows despite continued low levels of volatility in the equity markets. Record revenues in prime brokerage were driven by robust growth in client balances. Global equity market indices generally trended higher and created favorable trading opportunities for principal trading strategies. Revenue from equity cash products rose on higher market volumes, particularly in the European and Asian markets.

Equity sales and trading revenues increased 13% in fiscal 2004 driven by record revenues in the prime brokerage business and higher revenues from cash and derivative products. The prime brokerage business experienced significant growth in global customer balances, which resulted in then-record annual revenues. Revenues from equity cash products rose, in part, due to increased cash flows into U.S. equity mutual funds. Revenues from equity derivatives increased modestly despite low levels of volatility in the equity markets. Commission revenues continued to be affected by intense competition and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 22% to a record level in fiscal 2005, primarily due to record revenues from interest rate and currency and credit products, partially offset by lower revenues from commodities products. Interest rate and currency product revenues increased 41% primarily due to higher revenues from interest rate cash and derivative products and higher revenues from emerging market fixed income securities, partially offset by lower revenues from foreign exchange products. Interest rate and currency product revenues benefited from strong new client transaction activity and favorable positioning results. The 19% increase in credit product revenues was primarily due to increased customer flows in securitized products and favorable trading conditions. Commodities revenues decreased 8% from last year’s record levels as lower revenues in oil liquids were partially offset by record results in electricity and natural gas products. In fiscal 2005 and fiscal 2004, 47% and 63% of fixed income sales and trading revenues were recorded in the first half of each respective fiscal year. In fiscal 2005, client activity, market volatility and improved risk taking efficiency resulted in improved second half results as compared with the prior year.

Fixed income sales and trading revenues increased 2% to a then-record level in fiscal 2004 driven by higher revenues from commodities and credit products, partially offset by lower revenues from interest rate and currency products. Commodities revenues increased 20% to record levels, primarily associated with activities in the energy sector where tight oil supplies, growing demand and global political instability drove energy prices and volatilities higher. Credit product revenues, which increased 1%, reflected record revenues from securitized products as the Company benefited from increased securitization flows in commercial and residential whole loans and favorable trading conditions. Lower revenues from investment grade products partially offset the increase. Interest rate and currency product revenues decreased 7% from fiscal 2003’s record levels due to lower revenues from cash and derivative products. In addition, in the second half of fiscal 2004, mixed U.S. economic data coupled with higher global energy prices and concerns about the strength of economic growth resulted in market conditions that the Company did not take advantage of, which adversely affected revenues from certain interest rate products. These decreases were partially offset by record results in foreign exchange and emerging markets, reflecting higher volatility and strong customer volume.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In fiscal 2005, revenues from corporate lending activities decreased by approximately $240 million, reflecting the impact of mark-to-market valuations on a significantly higher level of new loans made in fiscal 2005. In fiscal 2004, revenues from corporate lending activities had increased by approximately $110 million, reflecting growth in the loan portfolio amidst improving conditions in the commercial lending market, which largely offset the mark-to-market valuation impact from new loans.

Principal Transactions-Investments.    Principal transaction net investment revenue aggregating $656 million was recognized in fiscal 2005 as compared with $364 million in fiscal 2004 and $87 million in fiscal 2003. Fiscal 2005’s results included gains from investments in IntercontinentalExchange, International Securities Exchange and Digital Globe Inc. Fiscal 2004’s results included a gain on the sale of an investment in TradeWeb, an electronic trading platform.

Principal investments generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion (see “Investments” herein).

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate fund investment activities.

Asset management, distribution and administration fees increased 6% in fiscal 2005 and 57% in fiscal 2004. The increase in fiscal 2004 was due to higher fees associated with real estate investment and advisory activities, primarily due to the acquisition of a majority of the U.S. real estate equity investment management business of Lend Lease Corporation in November 2003 (see “Business Acquisitions and Sales” herein).

Other.    Other revenues consist primarily of revenues from providing benchmark indices and risk management analytics associated with Morgan Stanley Capital International Inc. (“MSCI”) and Barra, Inc. (“Barra”) (see “Business Acquisitions and Sales” herein).

Other revenues increased 58% in fiscal 2005 and 121% in fiscal 2004. The increase in both periods was primarily attributable to Barra, which was acquired on June 3, 2004.

Non-Interest Expenses.    Non-interest expenses increased 24% in fiscal 2005. Compensation and benefits expense increased 21%, reflecting higher incentive-based compensation costs due to higher net revenues and Institutional Securities’ share ($193 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses increased 29%. Occupancy and equipment expense increased 41%, reflecting higher rental costs, primarily in North America. The increase also included a $71 million charge for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 14%, primarily reflecting increased trading activity. Information processing and communications expense increased 11%, primarily due to higher telecommunications, market data and data processing costs. Professional services expense increased 31%, primarily due to higher consulting and legal costs, including costs of $55 million related to the matters below. Other expenses increased 71%, reflecting legal accruals of $360 million related to the Coleman Litigation, approximately $120 million related to the Parmalat settlement and $50 million related to the IPO Allocation Matters, while the prior year included legal accruals of $110 million related to the Parmalat settlement and IPO Allocation Matters (see Note 9 to the consolidated financial statements and “Legal Proceedings” in Part I, Item 3).

Fiscal 2004’s total non-interest expenses increased 22%. Compensation and benefits expense increased 22% due to higher incentive-based compensation resulting from higher net revenues and higher amortization expense related to equity-based awards (see “Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 21%. Occupancy and equipment expense increased 16%, primarily due to higher rental costs, primarily in London. Brokerage, clearing and exchange fees increased 16%, primarily reflecting increased trading activity. Professional services expense increased 42%, primarily due to higher consulting costs, including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) and the Consolidated Supervised Entities Rule (the “CSE Rule”) (see “Regulatory Developments” herein). Legal and employee recruitment costs increased due to higher business activity. Costs for outside legal counsel increased due to certain regulatory and litigation matters. Marketing and business development expense increased 25% due to higher travel and entertainment costs. Other expenses increased 17% and included approximately $25 million relating to Institutional Securities’ share of the costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements and a fine associated with a settlement with the New York Stock Exchange, Inc. (the “NYSE”) relating to the prospectus delivery requirements, operational deficiencies, employee defalcations and other matters. In addition, other expenses included legal accruals of approximately $110 million related to the Parmalat settlement and IPO Allocation Matters (see “Legal Proceedings” in Part I, Item 3).

RETAIL BROKERAGE

INCOME STATEMENT INFORMATION

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Revenues:
Investment banking	$320	$290	$305
Principal transactions:
Trading	464	518	651
Investments	(1)	(5)	4
Commissions	1,228	1,327	1,231
Asset management, distribution and administration fees	2,517	2,099	1,696
Interest and dividends	662	409	370
Other	167	133	134

Total revenues	5,357	4,771	4,391
Interest expense	338	156	149

Net revenues	5,019	4,615	4,242

Total non-interest expenses	4,434	4,244	3,778

Income before taxes and cumulative effect of accounting change, net	585	371	464
Provision for income taxes	197	120	194

Income before cumulative effect of accounting change, net	$388	$251	$270

Investment Banking.    Retail Brokerage investment banking revenues derive from its distribution of equity and fixed income securities underwritten by the Institutional Securities business, as well as underwritings of unit investment trust products. Investment banking revenues increased 10% in fiscal 2005 and decreased 5% in fiscal 2004. The increase in fiscal 2005 was primarily due to higher revenues from equity underwritings and unit investment trust products, partially offset by lower revenues from fixed income underwritings. The decrease in fiscal 2004 was primarily due to lower revenues from fixed income underwritings, partially offset by higher revenues from underwriting unit investment trust products.

Principal Transactions—Trading.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions held, primarily to facilitate customer transactions. Principal transaction trading revenues decreased 10% and 20% in fiscal 2005 and fiscal 2004, respectively, primarily due to lower customer transaction activity in corporate, government and municipal fixed income securities.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 7% in fiscal 2005 and increased 8% in fiscal 2004. The decrease in fiscal 2005 was primarily due to lower transaction volumes reflecting lower individual investor participation in the equity markets as compared with the prior year, as well as the continued growth of fee-based accounts. The increase in fiscal 2004 reflected higher customer trading volumes as compared with fiscal 2003 due to improved equity market conditions.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer margin loans and securities borrowed and securities loaned transactions. Net interest revenues increased 28% and 14% in fiscal 2005 and fiscal 2004, respectively, primarily due to growth in customer margin balances.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from individual investors electing a fee-based pricing arrangement and fees for investment management, account services and administration. The Company also receives fees for services it provides in distributing certain open-ended mutual funds and other products. Mutual fund distribution fees are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management, distribution and administration fees increased 20% in fiscal 2005 and 24% in fiscal 2004. In both fiscal years, the increase was driven by higher client asset balances in fee-based accounts, including separately managed and Morgan Stanley ChoiceSM accounts. In addition, the fiscal 2004 results included a $107 million reduction in revenues for a change in the method of accounting for certain asset management and account fees (see “Asset Management and Account Fees” herein).

In fiscal 2005, client asset balances increased to $617 billion at November 30, 2005 from $602 billion at November 30, 2004. The increase was primarily due to market appreciation, reflecting improvement in the global financial markets. Client assets in fee-based accounts rose 10% to $173 billion at November 30, 2005 and increased as a percentage of total client assets to 28% from 26% in the prior year. Client assets in fee-based accounts rose 21% to $157 billion at November 30, 2004 and increased as a percentage of total client assets to 26% from 23% as of November 30, 2003.

Other.    Other revenues primarily include customer account transaction fees and other service fees. Other revenues increased 26% in fiscal 2005 and decreased 1% in fiscal 2004. In fiscal 2005, the increase was primarily due to higher customer account transaction fees.

Non-Interest Expenses.    Non-interest expenses increased 4% in fiscal 2005 and included Retail Brokerage’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 9%. Compensation and benefits expense increased 5%, reflecting higher incentive-based compensation costs and Retail Brokerage’s share ($48 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). In addition, fiscal 2004 included a reduction in compensation expense of $27 million associated with the change in the method of accounting for certain asset management and account fees (see “Asset Management and Account Fees” herein). Excluding compensation and benefits expense, non-interest expenses increased 3%. Occupancy and equipment expense increased 11% primarily due to a $29 million charge recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Information processing and communications expense increased 9% primarily due to higher telecommunications costs within the branch network. Professional services expense increased 31%, largely due to higher sub-advisory fees associated with increased client fee-based assets and revenue growth, as well as higher outside legal counsel and consulting costs. Other expenses increased 16% primarily due to costs associated with branch closings and higher legal and regulatory costs. In fiscal 2005, the Company recorded legal and regulatory expenses of approximately $170 million, primarily related to employment matters and certain regulatory and branch litigation matters (see “Legal Proceedings” in Part I, Item 3).

Non-interest expenses increased 12% in fiscal 2004. The increase was primarily due to higher compensation and benefits expense, which increased 9%. The increase reflected higher incentive-based compensation costs due to higher net revenues and higher amortization expense related to equity-based awards (see “Stock-Based Compensation” herein). This increase was partially offset by the reduction in compensation expense of $27 million mentioned above. Excluding compensation and benefits expense, non-interest expenses increased 19%. Marketing and business development expense increased 20% due to an increase in advertising costs. Professional services expense increased 48%, largely due to higher sub-advisory fees associated with increased client fee-based assets and revenue growth, as well as higher consulting and legal fees resulting from the implementation of SOX 404 and the CSE Rule and an increase in costs for outside legal counsel due to regulatory and litigation matters. Information processing and communications expense decreased 11% due to lower data processing costs. Other expenses increased 46%, primarily resulting from an increase in legal and regulatory expenses, including approximately $25 million relating to Retail Brokerage’s share of the costs associated with a failure to deliver certain prospectuses pursuant to regulatory requirements and a fine associated with a settlement with the NYSE relating to the prospectus delivery requirements, operational deficiencies, employee defalcations and other matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Revenues:
Investment banking	$50	$43	$39
Principal transactions:
Investments	326	248	19
Commissions	29	27	18
Asset management, distribution and administration fees	2,460	2,390	2,177
Interest and dividends	23	8	—
Other	30	28	29

Total revenues	2,918	2,744	2,282
Interest expense	11	6	6

Net revenues	2,907	2,738	2,276

Total non-interest expenses	1,900	1,911	1,794

Income before taxes and cumulative effect of accounting change, net	1,007	827	482
Provision for income taxes	378	318	161

Income before cumulative effect of accounting change, net	$629	$509	$321

Investment Banking.    Asset Management generates investment banking revenues primarily from the underwriting of Unit Investment Trust products. Investment banking revenues increased 16% in fiscal 2005 and 10% in fiscal 2004. The increase in both periods was primarily due to a higher volume of Unit Investment Trust sales. Unit Investment Trust sales volume increased 11% to $6.1 billion in fiscal 2005 and increased 28% to $5.5 billion in fiscal 2004.

Principal Transactions.    Asset Management principal transaction revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and capital investments in certain of the Company’s investment funds.

Principal transaction net investment gains aggregating $326 million were recognized in fiscal 2005 as compared with gains of $248 million in fiscal 2004. Fiscal 2005’s results primarily reflected net gains on certain investments in the Company’s private equity portfolio, including Triana Energy Holdings, LLC and Aventine Renewable Energy Holding, LLC. Fiscal 2004’s results also primarily reflected net gains on certain investments in the Company’s private equity portfolio, including Vanguard Health Systems, Inc. and Ping An Insurance (Group) Company of China, Ltd.

Lower investment gains are expected going forward as Asset Management continues to reduce its private equity business.

Private equity investments generally are held for appreciation and are not readily marketable. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions (see “Investments” herein).

Commissions.    Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds. Commission revenues increased 7% in fiscal 2005 and 50% in fiscal 2004. The increase in both periods reflected an increase in commissionable sales of certain fund products.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees primarily include revenues from the management and supervision of assets, including fees for distributing certain open-ended mutual funds, shareholder servicing fees and management fees associated with the Company’s private equity activities. These fees arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or quarterly assets for other vehicles.

Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At November 30,			Average for
	2005	2004(1)	2003(1)	Fiscal 2005	Fiscal 2004(1)	Fiscal 2003(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$199	$200	$191	$202	$199	$184
Institutional	232	224	166	223	191	154

Total assets under management or supervision	$431	$424	$357	$425	$390	$338

Assets under management or supervision by asset class:
Equity	$218	$198	$168	$207	$183	$144
Fixed income	91	104	97	96	103	103
Money market	79	83	60	82	69	62
Alternative investment vehicles	19	19	16	19	18	14
Real estate	12	9	6	10	7	5

Total assets under management	419	413	347	414	380	328
Unit investment trusts	12	11	10	11	10	10

Total assets under management or supervision	$431	$424	$357	$425	$390	$338

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.

Activity in Asset Management’s customer assets under management or supervision during fiscal 2005 and fiscal 2004 were as follows (dollars in billions):

Balance at November 30, 2003	$357
Net flows excluding money markets	8
Net flows from money markets	21
Net market appreciation	38

Total net increase	67

Balance at November 30, 2004	424
Net flows excluding money markets	(15)
Net flows from money markets	(4)
Net market appreciation	26

Total net increase	7

Balance at November 30, 2005	$431

Net outflows (excluding money markets) in fiscal 2005 were primarily associated with both the Company’s institutional separate account and proprietary retail mutual fund products, partially offset by positive flows from non-proprietary retail and institutional mutual fund products.

Asset management, distribution and administration fees increased 3% in fiscal 2005 and 10% in fiscal 2004. In fiscal 2005, higher fund management and administration fees associated with a 9% increase in average assets under management were partially offset by lower distribution fees. In addition, although average equity assets under management increased 13%, a greater proportion of these assets was in products generating lower fees as compared with the prior-year period. The increase in fiscal 2004 reflected higher fund management and administration fees associated with a 15% increase in average assets under management or supervision. The increase in revenues in fiscal 2004 also reflected a more favorable average asset mix, including a greater percentage of equity assets under management, partially offset by an increase in institutional fixed income and liquidity fund products, which generate lower fees than equity products.

Non-Interest Expenses.    Non-interest expenses decreased 1% in fiscal 2005, including Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Excluding the insurance settlement, non-interest expenses increased 2%. Compensation and benefits expense increased 9%, primarily reflecting higher incentive-based compensation costs due to higher net revenues and Asset Management’s share ($41 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Brokerage, clearing and exchange fees decreased 7%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expenses increased 19% primarily due to higher promotional costs associated with the Company’s Van Kampen products. Professional services expense increased 6% due to higher sub-advisory fees, partially offset by lower legal and consulting fees. Other expenses decreased 20%, primarily due to a reduction in legal reserves resulting from the resolution of certain legal matters, partially offset by higher insurance expense.

Fiscal 2004’s total non-interest expenses increased 7%. Compensation and benefits expense increased 21%, primarily reflecting higher incentive-based compensation costs due to higher net revenues and higher amortization expense related to equity-based awards (see “Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses were relatively unchanged from fiscal 2003. Professional services expense increased 45%, primarily reflecting an increase in sub-advisory, legal and consulting fees, including costs associated with the establishment of the independent private equity firm that manages Morgan Stanley Capital Partners funds in a long-term sub-advisory capacity. Marketing and business development expense decreased 22%, primarily due to lower promotional costs. Brokerage, clearing and exchange fees decreased 7%, reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds.

DISCOVER

INCOME STATEMENT INFORMATION

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Merchant, cardmember and other fees	$1,323	$1,317	$1,377
Servicing and securitization income	1,609	1,921	1,922
Other	5	10	14

Total non-interest revenues	2,937	3,248	3,313

Interest revenue	2,174	1,859	2,046
Interest expense	781	648	790

Net interest income	1,393	1,211	1,256
Provision for consumer loan losses	878	926	1,266

Net credit income	515	285	(10)

Net revenues	3,452	3,533	3,303

Total non-interest expenses	2,531	2,312	2,276

Income before taxes and cumulative effect of accounting change, net	921	1,221	1,027
Provision for income taxes	340	443	378

Income before cumulative effect of accounting change, net	$581	$778	$649

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction processing fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases.

In fiscal 2005, merchant, cardmember and other fees were relatively unchanged as higher transaction processing revenues were offset by higher net cardmember rewards. The increase in transaction processing revenues was related to the acquisition of PULSE on January 12, 2005 (see “Business Acquisitions and Sales” herein). The increase in net cardmember rewards reflected record sales volume and the impact of promotional programs.

Merchant, cardmember and other fees decreased 4% in fiscal 2004. The decrease was due to lower cardmember fees and higher net cardmember rewards, partially offset by higher balance transfer fees and merchant discount revenues. The decline in cardmember fees was due to lower late payment and overlimit fees, reflecting fewer late fee occurrences and a decline in the number of accounts charged an overlimit fee, partially offset by lower charge-offs of such fees. Late fee occurrences were lower primarily due to a decline during fiscal 2004 in the over 30-day delinquency rates. Overlimit fees declined due to fewer overlimit accounts and the Company’s modification of its overlimit fee policies and procedures in response to industry-wide regulatory guidance. The increase in net cardmember rewards reflected the impact of promotional programs and higher sales volume. Balance transfer fees increased as a result of the Company’s continued focus on improving balance transfer profitability. The increase in merchant discount revenue was due to higher sales volume.

Servicing and Securitization Income.    Servicing and securitization income is revenue derived from consumer loans that have been sold to investors through asset securitizations. Cash flows from the interest yield and cardmember fees generated by securitized general purpose credit card loans as well as interchange fees for certain securitization transactions are used to pay investors in these loans a predetermined fixed or floating rate of return on their investment, to reimburse investors for losses of principal resulting from charged-off loans and to pay the Company a fee for servicing the loans (“servicing rights”). Any excess cash flows remaining (“excess servicing rights”) are paid to the Company. The sale of general purpose credit card loans through asset securitizations, therefore, has the effect of converting portions of net credit income and fee income to servicing and securitization income.

Included in servicing and securitization income are revenues from servicing rights, excess servicing rights and gains or losses on general purpose credit card asset securitizations as well as the change in the fair value of the Company’s retained interests in general purpose credit card asset securitizations.

The table below presents the components of servicing and securitization income:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Merchant, cardmember and other fees	$694	$650	$727
Other revenue	(78)	(8)	30

Total non-interest revenues	616	642	757

Interest revenue	3,530	3,842	4,114
Interest expense	1,025	692	771

Net interest income	2,505	3,150	3,343
Provision for consumer loan losses	1,512	1,871	2,178

Net credit income	993	1,279	1,165

Servicing and securitization income	$1,609	$1,921	$1,922

Servicing and securitization income is affected by the level of securitized loans, the spread between the net interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of merchant, cardmember and other fees earned. Servicing and securitization income decreased 16% in fiscal 2005, reflecting lower net interest cash flows and other revenue, partially offset by a lower provision for consumer loan losses and higher merchant, cardmember and other fees. The decrease in net interest cash flows was attributable to a lower level of average securitized general purpose credit card loans and a higher weighted average coupon rate paid to investors associated with the higher short-term interest rate environment. The interest yield was relatively unchanged from the prior year as the impact of the increase in the prime rate was offset by a decline in higher rate loans due to improved credit quality and various pricing initiatives. The lower provision for consumer loan losses was primarily attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio and a lower level of average securitized general purpose credit card loans, partially offset by an increase in bankruptcy charge-offs. The increase in merchant, cardmember and other fees reflected the allocation of interchange revenue to certain securitization transactions and lower fee net charge-offs, partially offset by lower assessed late payment and overlimit fees.

In fiscal 2004, servicing and securitization income was relatively unchanged as lower cardmember fees, net interest cash flows and other revenue were partially offset by a lower provision for consumer loan losses. Cardmember fees declined due to lower late payment and overlimit fees, partially offset by higher balance transfer fees and lower fee net charge-offs. The decrease in net interest cash flows was largely attributable to a lower level of average securitized general purpose credit card loans. The decrease in the provision for consumer loan losses was attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio and a lower level of average securitized general purpose credit card loans.

The Other revenue component of servicing and securitization income, which includes net securitization gains and losses on general purpose credit card loans and the change in the fair value of the Company’s retained interests in general purpose credit card asset securitizations, decreased $70 million in fiscal 2005 and $38 million in fiscal 2004. The decrease in fiscal 2005 was primarily due to a lower level of securitized receivables and a decline in the fair value of the Company’s retained interests in securitized receivables as a result of an increase in bankruptcy notifications and its impact on future charge-offs. The decrease in such revenue in fiscal 2004 was attributable to a lower level of average general purpose credit card securitization transactions and higher net gain amortization related to prior securitization transactions.

The net proceeds received from general purpose credit card asset securitizations were $7,240 million in fiscal 2005 and $3,714 million in fiscal 2004. The credit card asset securitization transactions completed in fiscal 2005 have expected maturities ranging from approximately three to five years from the date of issuance.

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

Net interest income increased 15% in fiscal 2005 due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue was primarily due to an increase in average general purpose credit card loans, which was partly attributable to a higher level of securitization maturities and the deferment of new securitization transactions due to the exploration of the potential spin-off of Discover (see “Board Approval to Retain Discover” herein). The increase in interest expense was largely due to a higher level of average interest bearing liabilities, primarily to support the increase in average general purpose credit card loans.

Net interest income decreased 4% in fiscal 2004 due to a decline in interest revenue that was partially offset by lower interest expense. The decline in interest revenue was primarily due to a decrease in average general purpose credit card loans. The decrease in interest expense was primarily due to a lower level of average interest bearing liabilities and a decrease in the Company’s average cost of borrowings. The Company’s average cost of borrowings was 4.13% for fiscal 2004 as compared with 4.49% for fiscal 2003. The decline in the average cost of borrowings reflected the favorable impact of replacing certain maturing fixed rate debt with lower cost financing.

The following tables present analyses of Discover’s average balance sheets and interest rates in fiscal 2005, fiscal 2004 and fiscal 2003 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2005			Fiscal 2004			Fiscal 2003
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,931	10.12%	$2,017	$17,608	10.05%	$1,770	$19,531	10.02%	$1,956
Other consumer loans	364	7.64	28	427	8.14	35	457	8.29	38
Investment securities	52	1.86	1	40	1.92	1	23	2.75	1
Other	3,427	3.74	128	2,526	2.11	53	2,650	1.92	51

Total interest earning assets	23,774	9.15	2,174	20,601	9.02	1,859	22,661	9.03	2,046
Allowance for loan losses	(864)			(972)			(967)
Non-interest earning assets	2,479			2,343			2,317

Total assets	$25,389			$21,972			$24,011

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Savings	$691	2.89%	$20	$688	1.05%	$7	$810	1.01%	$8
Brokered	11,639	4.38	510	8,601	5.07	436	10,523	5.28	556
Other time	2,190	3.71	81	2,154	3.33	72	1,620	4.38	71

Total interest bearing deposits	14,520	4.21	611	11,443	4.50	515	12,953	4.90	635
Other borrowings	4,131	4.10	170	4,247	3.14	133	4,642	3.35	155

Total interest bearing liabilities	18,651	4.19	781	15,690	4.13	648	17,595	4.49	790
Shareholder’s equity/other liabilities	6,738			6,282			6,416

Total liabilities and shareholder’s equity	$25,389			$21,972			$24,011

Net interest income			$1,393			$1,211			$1,256

Net interest margin(1)			5.86%			5.88%			5.54%
Interest rate spread(2)		4.96%			4.89%			4.54%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Fiscal 2005 vs. Fiscal 2004			Fiscal 2004 vs. Fiscal 2003
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$233	$14	$247	$(192)	$6	$(186)
Other consumer loans	(5)	(2)	(7)	(2)	(1)	(3)
Other	19	56	75	(3)	5	2

Total interest revenue	285	30	315	(186)	(1)	(187)

Interest Expense
Interest bearing deposits:
Savings	—	13	13	(1)	—	(1)
Brokered	154	(80)	74	(102)	(18)	(120)
Other time	1	8	9	23	(22)	1

Total interest bearing deposits	138	(42)	96	(74)	(46)	(120)
Other borrowings	(3)	40	37	(13)	(9)	(22)

Total interest expense	122	11	133	(86)	(56)	(142)

Net interest income	$163	$19	$182	$(100)	$55	$(45)

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans and will implement further minimum payment increases beginning in the second quarter of fiscal 2006. The Company expects this increase in minimum payment requirements to impact negatively future levels of general purpose credit card loans and related interest and fee revenue and charge-offs.

During fiscal 2005, the Company implemented a relief plan to assist certain cardmembers affected by Hurricane Katrina. The relief plan included temporarily suspending minimum payment requirements, temporarily waiving penalty fees and charging 0% interest on purchases for six months after the cardmember requested to be covered by the relief plan. As of November 30, 2005, approximately 1% of the Company’s managed general purpose credit card loans were made to cardmembers in the affected Gulf Coast region and were therefore subject to this relief plan. While the Company has taken steps to mitigate the risks associated with its cardmember relief plan and the other effects of Hurricane Katrina on its business, future levels of general purpose credit card loans, related interest and fee revenue, and charge-offs may still be negatively affected.

Provision for Consumer Loan Losses.    The provision for consumer loan losses is the amount necessary to establish the allowance for consumer loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio that is evaluated quarterly for adequacy and is established through a charge to the provision for consumer loan losses. In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The Company’s provision for consumer loan losses was $878 million, $926 million and $1,266 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company’s allowance for consumer loan losses was $838 million at November 30, 2005 and $943 million at November 30, 2004.

The provision for consumer loan losses decreased 5% in fiscal 2005. The decrease reflected a higher net release of reserves and lower net charge-offs as compared with the prior-year period due to improvement in credit quality in the Company’s consumer loan portfolio, partially offset by the impact of higher bankruptcy filings in advance of the new U.S. bankruptcy legislation that became effective in October 2005. The net reduction in reserves in fiscal 2005 totaled approximately $100 million as compared with a net reduction of approximately $60 million in the prior-year period. The Company believes that the spike in bankruptcy filings in October 2005 was, in part, an acceleration of losses that would have been incurred later in 2006. In determining the allowance for loan losses as of November 30, 2005, the Company considered the impact of the current trends in bankruptcy filings. The peak filing month was October 2005, which will be recognized as charge-offs (in accordance with the Company’s accounting policy) in December 2005. The allowance for loan losses has provided for these charge-offs, in addition to other impacts of the change in bankruptcy legislation that were known or highly certain to the Company at November 30, 2005.

In fiscal 2004, the provision for consumer loan losses decreased 27%, primarily due to lower net principal charge-offs resulting from an improvement in credit quality, including lower bankruptcy charge-offs driven by a decline in U.S. personal bankruptcy filings. The decrease was also due to a lower level of average general purpose credit card loans. The Company reduced the allowance for consumer loan losses by approximately $60 million in fiscal 2004 as compared with an increase of approximately $70 million in fiscal 2003 due to improvement in credit quality, including lower delinquency rates and dollars.

Delinquencies and Charge-offs.    General purpose credit card loans are considered delinquent when contractual payments become 30 days past due. General purpose credit card loans generally are charged off at the end of the month during which an account becomes 180 days contractually past due, except in the case of cardmember bankruptcies, probate accounts and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. Fraudulent transactions are reported in consumer loans at their net realizable value upon receipt of notification of the fraud through a charge to operating expenses and are subsequently written off at the end of the month 90 days following notification but not later than the contractual 180-day time frame. Loan delinquencies and charge-offs are affected by changes in economic conditions, account collection management and policy changes and may vary throughout the year due to seasonal consumer spending and payment behaviors.

Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios in fiscal 2005, reflecting improvements in portfolio credit quality (see “Managed General Purpose Credit Card Loan Data” herein). The improvement in net principal charge-off rates was partially offset by an increase in bankruptcy charge-offs related to consumers filing for bankruptcy in advance of the new U.S. bankruptcy legislation that became effective in October 2005.

In fiscal 2004, net principal charge-off rates decreased in both the owned and managed portfolios as compared with fiscal 2003, reflecting improvements in portfolio credit quality and a lower level of bankruptcy filings. Delinquency rates in both the over 30- and over 90-day categories were lower in both the owned and managed portfolios at November 30, 2004 as compared with November 30, 2003, also reflecting improvements in portfolio credit quality.

The Company’s future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, new laws and regulations and interpretations thereof, bankruptcy trends, the seasoning of the Company’s general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company’s general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

Non-Interest Expenses.    Non-interest expenses increased 9% in fiscal 2005, partially resulting from the acquisition of PULSE (see “Business Acquisitions and Sales” herein). Compensation and benefits expense increased 15%, including Discover’s share ($29 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein), as well as an increase in personnel costs, including salaries and benefits. Excluding compensation and benefits expense, non-interest expenses increased 7%. Marketing and business development expense increased 2% due to increased marketing and advertising costs. Professional services expense increased 12% due to higher consulting fees partially related to the exploration of the potential spin-off of Discover (see “Board Approval to Retain Discover” herein) and an increase in legal and account collection fees. Other expenses increased 16%, primarily reflecting an increase in certain operating expenses, including accruals for losses associated with cardmember fraud and higher legal accruals.

Fiscal 2004’s total non-interest expenses increased 2% from fiscal 2003. Compensation and benefits expense decreased 5% due to lower employee benefit costs, as well as lower salaries resulting from lower employment levels due, in part, to workforce reductions conducted during the fourth quarter of fiscal 2003. Excluding compensation and benefits expense, non-interest expenses increased 5%. Marketing and business development expense increased 20% due to increased marketing costs associated with account acquisition, merchant initiatives and advertising. Other expenses decreased 8%, primarily reflecting a decrease in certain operating expenses, including lower losses associated with cardmember fraud.

Seasonal Factors.    Discover’s activities are affected by seasonal patterns of retail purchasing. Historically, a substantial percentage of general purpose credit card loan growth occurs in the fourth calendar quarter, followed by a flattening or decline of these loans in the following calendar quarter. Merchant fees, therefore, historically have tended to increase in the first fiscal quarter, reflecting higher sales activity in the month of December. Additionally, higher cardmember rewards incentives historically have been accrued for as a reduction of merchant and cardmember fee revenues in the first fiscal quarter, reflecting seasonal growth in retail sales volume.

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

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Fiscal 2005				Fiscal 2004				Fiscal 2003
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,932	2.92%	10.12%	5.94%	$17,608	4.43%	10.05%	5.92%	$19,531	3.32%	10.02%	5.53%
Securitized	27,398	2.12%	12.88%	9.16%	29,779	2.62%	12.90%	10.56%	31,333	2.07%	13.13%	10.64%

Managed	$47,330	1.23%	11.72%	7.81%	$47,387	1.65%	11.84%	8.88%	$50,864	1.28%	11.93%	8.71%

(1)	Return on receivables is equal to Discover income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Fiscal 2005			Fiscal 2004			Fiscal 2003
		Delinquency Rates			Delinquency Rates			Delinquency Rates
	Period- End Loans	Over 30 Days	Over 90 Days	Period- End Loans	Over 30 Days	Over 90 Days	Period- End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$22,496	3.69%	1.62%	$19,724	4.08%	1.97%	$18,930	5.36%	2.53%
Securitized	24,440	4.24%	1.87%	28,537	4.87%	2.34%	29,428	6.36%	3.01%

Managed	$46,936	3.98%	1.75%	$48,261	4.55%	2.18%	$48,358	5.97%	2.82%

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net Principal Charge-offs:
Owned	4.84%	5.53%	6.05%
Securitized	5.52%	6.28%	6.95%
Managed	5.23%	6.00%	6.60%

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net Total Charge-offs (inclusive of interest and fees):
Owned	6.59%	7.68%	8.33%
Securitized	7.72%	9.01%	9.75%
Managed	7.25%	8.51%	9.20%

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

Discontinued Operations.

As described in Note 18 to the consolidated financial statements, on August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” under the provisions of SFAS No. 144, and reported as discontinued operations in the Company’s consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the write-down of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144, the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the first half of fiscal 2006.

In the third quarter of fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million pre-tax loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold. In addition, during fiscal 2004 and fiscal 2003, the Company recorded aircraft impairment charges in accordance with SFAS No. 144 (see Note 18 to the consolidated financial statements).

The table below provides information regarding the pre-tax loss on discontinued operations and the aircraft impairment charges that are included in these amounts (dollars in millions):

	Fiscal Year
	2005	2004	2003
Pre-tax loss from discontinued operations	$486	$172	$393
Aircraft impairment charges	—	109	287

The pre-tax loss on discontinued operations for fiscal 2003 also included a $36 million charge to adjust the carrying value of previously impaired aircraft to market value (see Note 18 to the consolidated financial statements).

Senior Management Compensation Charges.

Compensation and benefits expense in fiscal 2005 included charges for certain members of senior management related to severance and new hires, which increased non-interest expenses by approximately $311 million. These compensation charges were allocated to the Company’s business segments as follows: Institutional Securities ($193 million), Retail Brokerage ($48 million), Asset Management ($41 million) and Discover ($29 million).

Coleman Litigation.

On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County. The complaint relates to the merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”) in 1998. The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others. On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the consolidated statement of financial condition is $1,863 million of commercial paper and other securities which have been pledged to obtain the bond which was posted in this matter. The Company filed its initial brief in support of its appeal on December 7, 2005. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, “Accounting for Contingencies,” of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion. For further information, see Note 9 to the consolidated financial statements.

Parmalat.

On July 18, 2005, the Italian government approved the settlement agreement that the Company and its subsidiaries, Morgan Stanley & Co. International Ltd. and Morgan Stanley Bank International Ltd., had entered into with the administrator of Parmalat pursuant to which the Company agreed to pay €155 million to Parmalat as part of a settlement of all existing and potential claims between the Company and Parmalat. For further information, see Note 9 to the consolidated financial statements.

Business Acquisitions and Sales.

On December 20, 2005, the Company announced that it had entered into a definitive agreement to acquire the Goldfish credit card business from Lloyds TSB for approximately £1 billion. The acquisition of Goldfish will add approximately 800,000 accounts and approximately £0.8 billion of receivables to the Company’s existing U.K. credit card business. The Company currently expects the transaction to be completed in February 2006. The results of Goldfish will be included within the Discover business segment as of the date of acquisition.

On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit and electronic funds transfer network currently serving banks, credit unions, and savings and other financial institutions. The Company believes that the combination of the PULSE and Discover Networks will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE are included within the Discover business segment. The Company recorded goodwill and other intangible assets of $329 million in connection with the acquisition (see Note 23 to the consolidated financial statements).

On June 3, 2004, the Company completed the acquisition of Barra, a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. The Company believes that the combination of MSCI, a majority-owned subsidiary of the Company, and Barra created a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the Institutional Securities business segment. In February 2005, the Company sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million (see Note 23 to the consolidated financial statements).

In fiscal 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact of this acquisition, which is included in the Company’s Institutional Securities segment, was not significant.

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

In the first quarter of fiscal 2005, the Company settled its claim with its insurance carriers related to the events of September 11, 2001. The Company recorded a pre-tax gain of $251 million as the insurance recovery was in excess of previously recognized costs related to the terrorist attacks (primarily write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures).

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

In accordance with SFAS 123R, fiscal 2005 compensation expense included the amortization of fiscal 2003 and fiscal 2004 equity-based awards but did not include any amortization for fiscal 2005 year-end awards. This had the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which were granted in December 2005 and which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily two and three years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily three and four years). The shorter amortization period will have the effect of increasing compensation expense in fiscal 2006. In addition, fiscal 2006 compensation expense will include the amortization of fiscal 2003, fiscal 2004 and fiscal 2005 equity-based awards.

For stock-based awards issued prior to the adoption of SFAS 123R, the Company’s accounting policy for such awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees after the adoption of SFAS 123R on December 1, 2004, the Company’s accounting policy is to treat such awards as fully vested on the date of grant unless other provisions of the award terms operate as substantive service conditions. For awards granted to retirement-eligible employees during fiscal 2005, the Company recognized compensation expense for such awards on the date of grant. The Company modified certain terms of the fiscal 2005 year-end awards, which were granted in December 2005. As a result of such changes, the Company is in the process of evaluating the accounting treatment for fiscal 2005 year-end awards that were granted to retirement-eligible employees. If it is determined that the compensation expense for such awards should be recognized at the date of grant instead of over the relevant service period, incremental compensation expense of approximately $300 million will be recognized in the first quarter of fiscal 2006.

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Retail Brokerage ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction was not material for all periods presented to the pre-tax income of each of the segments or to the Company.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2004. The Company has filed an appeal with respect to unresolved issues relative to the IRS examination of years 1994-1998. The Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material negative impact on the consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The

Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

American Jobs Creation Act of 2004.

The American Jobs Creation Act, adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of fiscal 2005, the Company recorded an income tax benefit of $309 million, or $0.29 per diluted share, resulting from the Company’s repatriation of approximately $4.0 billion of qualifying foreign earnings under the provisions of the American Jobs Creation Act. The $309 million tax benefit resulted from the reversal of net deferred tax liabilities previously provided under SFAS No. 109, “Accounting for Income Taxes,” net of additional taxes associated with these qualifying earnings.

Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Retail Brokerage segment in the fourth quarter of fiscal 2004. Such adjustment reduced net income by approximately $50 million and basic and diluted earnings per share by $0.05. If the above-referenced fees and expenses had been recognized over the relevant contract period in the past, pre-tax income for the Company and the Retail Brokerage segment would have been lower by the following amounts:

Decrease in Pre-tax Income
(dollars in millions)
Quarter ended:
February 28, 2003	$(5.2)
May 31, 2003	(1.3)
August 31, 2003	(4.2)
November 30, 2003	(2.0)

Fiscal 2003 total	(12.7)

February 29, 2004	(3.1)
May 31, 2004	(2.6)
August 31, 2004	(2.3)

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

In fiscal 2005, fiscal 2004 and fiscal 2003, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2005	2004	2003
	(dollars in millions)
Losses from unconsolidated investees	$311	$328	$279
Tax credits	336	351	308
Tax benefits on losses	124	132	112

Under the current tax law, synthetic fuels tax credits are granted under Section 29 (or, for the Company’s fiscal years beginning after 2005, under Section 45K) of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2005 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Based on the annual average price of a barrel of oil in 2005, the Company does not expect to lose any synthetic fuels tax credits generated in 2005 due to phase-out. In fiscal 2005 and fiscal 2006, the Company entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits in 2005 and 2006. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

IRS field auditors had contested the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (“the LLC”). To qualify for the Section 29 tax credits, the production facility must have been placed in service before July 1, 1998. The IRS has issued a Technical Advice Memorandum confirming that the LLC synthetic fuel facilities at issue meet the placed-in-service requirement under Section 29 of the Internal Revenue Code. The LLC has been informed that the IRS field auditors have decided to close the audit without any disallowance of tax credits.

Pension Plans.

Contributions.    The Company made contributions of $272 million and $120 million to its U.S. and non-U.S. defined benefit pension plans in fiscal 2005 and fiscal 2004, respectively. These contributions were funded with cash from operations and were recorded as a component of prepaid pension benefit cost in the Company’s consolidated statements of financial condition.

The Company determines the amount of its pension contributions by considering the interaction of several factors. Such factors include the range of potential contributions (for example, the minimum required contribution up to the maximum tax-deductible amount under the Employee Retirement Income Security Act of 1974, or “ERISA”), the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. At November 30, 2005, there were no minimum required ERISA contributions for the Company’s pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). For its non-U.S. plans, the Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

Pension Expense.    In accordance with U.S. GAAP, the Company recognizes pension expense before the payment of benefits to retirees occurs. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets.

The assumed discount rate, which reflects the rates at which pension benefits could be effectively settled, is used to measure the projected and accumulated benefit obligations and to calculate the service cost and interest cost. For fiscal 2005, the assumed discount rate for all U.S. plans was selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the Qualified Plan liabilities. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad based Aa corporate bond universe of high quality fixed income investments. It includes only bonds of reasonable issue size and excludes certain types of bonds, such as callable bonds. As of November 30, 2005, the Qualified Plan represented 92% of the total assets of the Company’s U.S. and non-U.S. pension plans combined. The Company, in consultation with its independent actuaries, set the assumed discount rates used for non-U.S. pension plans based on the nature of liabilities, local economic environments and available bond indices.

For fiscal years prior to 2005, the assumed discount rate for all U.S. plans was determined with reference to a standardized benchmark (the annualized Moody’s Aa long-term corporate bond yield average) adjusted for the difference in the duration of the bonds underlying the benchmark and the duration of the Qualified Plan liabilities. A secondary validation of the discount rate was then performed using a bond model customized to reflect the characteristics of the Qualified Plan liabilities.

The expected long-term rate of return on assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

The Qualified Plan’s target asset allocation policy changed in August 2004 from 55%/45% equity/fixed income to 50%/50% equity/fixed income and, as a result, the Company, in consultation with its independent investment consultants and actuaries, lowered its expected long-term rate of return on its Qualified Plan assets from 7.25% to 7.00% for fiscal 2005 (see Note 15 to the consolidated financial statements). The impact of this change was not material to the Company’s consolidated results of operations in fiscal 2005. In September 2005, the Qualified Plan’s target asset allocation policy changed from 50%/50% equity/fixed income to 45%/55% equity/fixed income, and the duration of the fixed income portfolio was extended. As a result of this change, the Company expects to lower the expected long-term rate of return on its Qualified Plan assets for fiscal 2006.

The Company’s fiscal 2005 expected long-term rate of return on assets for its Qualified Plan was based on the following target asset allocation:

	Target Investment Mix	Expected Annual Return(1)
Domestic equity:
Large capitalization	30%	8.0%
Small capitalization	8%	8.4%

International equity	12%	8.4%

Fixed income:
Long-term government/corporate	50%	5.2%

(1)	These returns do not include the impact of diversification on the overall expected portfolio return.

Each year the Company compares its initial estimate of the expected long-term rate of return on assets for the Qualified Plan (and adjusts, if necessary) with a portfolio return calculator model (the “Portfolio Model”) that produces a range of expected returns for the portfolio. Return assumptions used are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. Expenses that are expected to be paid from the investment return are reflected. This includes investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from plan assets.

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets component of pension expense. For the Qualified Plan, expected returns are computed based on a market-related value of assets. The market-related value of assets is a smoothed actuarial value of assets equal to a moving average of market values in which investment income is recognized over a five-year period. The market-related value of assets must be no greater than 120% and no less than 80% of the market value of assets. Investment income equal to the expected return on the plan’s assets as calculated for the prior-year’s expense is recognized immediately. Any difference between the actual investment income (on a market-value basis) and the expected return is recognized over a five-year period in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Other assumptions, including mortality rates, long-term salary growth and employee turnover rates, are set by the Company in consultation with its independent actuaries. These assumptions are tested every year by monitoring gains and losses, performing assumption studies as needed, and monitoring Company objectives and actuarial trends. These assumptions are adjusted whenever necessary.

The Company generally amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service of active participants (5 to 20 years depending upon the plan) to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The loss amortization component for the U.S. and the non-U.S. pension plans was $49 million for fiscal 2005 (30% of pension expense) and $38 million for fiscal 2004 (29% of pension expense).

New Accounting Developments.

Limited Partnerships.

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company is required to adopt EITF Issue No. 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. The Company is currently assessing the impact on these existing limited partnerships of adopting the provisions of EITF Issue No. 04-5; however, because the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the Company does not expect the impact of EITF Issue No. 04-5 to be material.

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

In addition, some cash products exhibit little or no price transparency, and the determination of fair value requires more judgment. Examples of cash products with little or no price transparency include certain high-yield debt, certain collateralized mortgage obligations, certain tradable loan products, distressed debt securities (i.e., securities of issuers encountering financial difficulties, including bankruptcy or insolvency) and equity securities that are not publicly traded. Generally, the fair value of these types of cash products is determined using one of several valuation techniques appropriate for the product, which can include cash flow analysis, revenue or net income analysis, default recovery analysis (i.e., analysis of the likelihood of default and the potential for recovery) and other analyses applied consistently.

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At November 30, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$203,590	$101,972	$145,327	$66,948
Reduced or no price transparency	11,131	76	9,240	827

Total	$214,721	$102,048	$154,567	$67,775

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At November 30, 2005		At November 30, 2004
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$4,491	$8,151	$2,754	$4,815
OTC	41,403	36,801	46,721	38,725

Total	$45,894	$44,952	$49,475	$43,540

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

Equity and debt securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs, which approximate fair value. The carrying value of such securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such securities. Downward adjustments relating to such securities are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

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

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Discover—Provision for Consumer Loan Losses” herein).

Aircraft under Operating Leases.

Aircraft Held for Sale.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” under the provisions of SFAS No. 144 and reported as discontinued operations in the Company’s consolidated financial statements. The aircraft portfolio was not depreciated after August 17, 2005. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the write-down of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144, the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the first half of 2006.

Aircraft to Be Held and Used.

Prior to the third quarter of fiscal 2005, aircraft under operating leases that were to be held and used were stated at cost less accumulated depreciation and impairment charges. Depreciation was calculated on a straight-line basis over the estimated useful life of the aircraft asset, which was generally 25 years from the date of manufacture. In accordance with SFAS No. 144, the Company’s aircraft that were to be held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying value of the aircraft may not be recoverable. Under SFAS No. 144, the carrying value of an aircraft may not be recoverable if its projected undiscounted cash flows are less than its carrying value. If an aircraft’s projected undiscounted cash flows were less than its carrying value, the Company recognized an impairment charge equal to the excess of the carrying value over the fair value of the aircraft. The fair value of the Company’s impaired aircraft was based upon the average market appraisal values obtained from independent appraisal companies. Estimates of future cash flows associated with the aircraft assets as well as the appraisals of fair value are critical to the determination of whether an impairment exists and the amount of the impairment charge, if any (see Note 3 to the consolidated financial statements).

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

Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be.

The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations, and tax reserves are established as appropriate.

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine/penalty may ultimately be materially different from the recorded reserves, if any.

See Notes 9 and 16 to the consolidated financial statements for additional information on legal proceedings and tax examinations.

Certain Factors Affecting Results of Operations.

The Company’s results of operations may be materially affected by market fluctuations and by economic factors. In addition, results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there continues to be a heightened level of legislative, legal and regulatory developments related to the financial services industry that potentially could increase costs, thereby affecting future results of operations. Such factors also may have an impact on the Company’s ability to achieve its strategic objectives on a global basis. For a further discussion of these and other important factors that could affect the Company’s business, see “Risk Factors” in Part I, Item 1A.

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

The Balance Sheet.

The Company monitors and evaluates the composition and size of its balance sheet. Given the nature of the Company’s market-making and customer financing activities, the overall size of the balance sheet fluctuates from time to time. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

The Company’s total assets increased to $898.5 billion at November 30, 2005 from $747.3 billion at November 30, 2004. The increase was primarily due to increases in securities purchased under agreements to resell, securities borrowed and financial instruments owned (largely driven by increases in corporate and other debt and corporate equities). The increases were largely the result of higher market levels globally and an increase in client business opportunities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125,” and FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of November 30, 2005 and November 30, 2004 and for the average month-end balances during fiscal 2005 and fiscal 2004:

	Balance at				Average Month-End Balance
	November 30, 2005		November 30, 2004		Fiscal 2005		Fiscal 2004
	(dollars in millions, except ratio data)
Total assets	$898,523		$747,334		$828,009		$711,833
Less: Securities purchased under agreements to resell	(174,330)		(123,041)		(147,057)		(98,485)
Securities borrowed	(244,241)		(208,349)		(225,984)		(191,767)
Add: Financial instruments sold, not yet purchased	147,000		111,315		130,936		127,736
Less: Derivative contracts sold, not yet purchased	(44,952)		(43,540)		(42,192)		(42,488)

Subtotal	582,000		483,719		543,712		506,829
Less: Segregated customer cash and securities balances	(30,540)		(26,534)		(30,483)		(25,596)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46, as revised	(67,091)		(44,895)		(56,865)		(39,728)
Goodwill and intangible assets	(2,500)		(2,199)		(2,471)		(1,761)

Adjusted assets	$481,869		$410,091		$453,893		$439,744

Shareholders’ equity	$29,182		$28,206		$28,501		$26,718
Junior subordinated debt issued to capital trusts	2,764		2,897		2,859		2,877

Subtotal	31,946		31,103		31,360		29,595
Less: Goodwill and intangible assets	(2,500)		(2,199)		(2,471)		(1,761)

Tangible shareholders’ equity	$29,446		$28,904		$28,889		$27,834

Leverage ratio(1)	30.5	x	25.9	x	28.7	x	25.6	x

Adjusted leverage ratio(2)	16.4	x	14.2	x	15.7	x	15.8	x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At November 30, 2005, total capital was $125.9 billion, an increase of $15.1 billion from November 30, 2004.

During the 12 months ended November 30, 2005, the Company issued senior notes aggregating $35.3 billion, including non-U.S. dollar currency notes aggregating $15.0 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2005, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $132 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at November 30, 2005. Subsequent to fiscal year-end and through January 31, 2006, the Company’s long-term borrowings (net of repayments) increased by approximately $6 billion.

Economic Capital.

The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. The Company calculates economic capital on a going concern basis, which is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. Business unit economic capital allocations are evaluated by benchmarking to similarly rated peer firms by business segment. The Company believes this methodology provides an indication of the appropriate level of capital for each business segment as if each were an independent operating entity.

Economic capital requirements are allocated to each business segment and are sub-allocated to product lines as appropriate. This process is intended to align equity capital with the risks in each business, provide business managers with tools for measuring and managing risk, and allow senior management to evaluate risk-adjusted returns (such as return on economic capital and shareholder value added) to facilitate resource allocation decisions.

The Company’s methodology is based on an approach that assigns economic capital to each business unit based on regulatory capital usage plus additional capital for stress losses. Regulatory capital, including additional capital assigned for goodwill, intangible assets and principal investment risk, is a minimum requirement to ensure funding access and customer credibility. The Company believes it must be able to sustain stress losses and maintain capital substantially above regulatory minimums while supporting ongoing business activities. Aggregate economic capital requirements represent the minimum amount of book equity capital required under the going concern approach. The difference between the Company’s consolidated common equity and aggregate economic capital denotes the Company’s unallocated capital position, which is not currently allocated to the business segments or reflected in business segment performance metrics.

The Company assesses stress loss capital across various dimensions of market, credit, business and operational risks. Stress losses are defined at the 90% to 95% confidence interval in order to capture worst potential losses in 10 to 20 years. Stress loss calculations are tangible and transparent and avoid reliance on extreme loss statistical models.

Market risk scenarios capture systematic, idiosyncratic and random market risk through the use of internal market stress data. Credit risk is included in the form of idiosyncratic counterparty default events. Business risk incorporates earnings volatility due to variability in revenue flows, with estimates on the mix of fixed versus variable expenses at various points in the business cycle. Operational stress losses primarily reflect legal risk across the Company.

The Company may enhance the economic capital model and allocation methodology over time in response to changes in the business and regulatory environment to ensure that the model continues to reflect the risks inherent in the Company’s business activities and to reflect changes in the drivers of the level and cost of required capital.

The following table presents the allocation of the Company’s average common equity during fiscal 2005 and fiscal 2004:

	Fiscal Year
	2005	2004
Average common equity (dollars in billions):
Institutional Securities	$14.6	$13.3
Retail Brokerage	3.7	3.5
Asset Management	1.7	1.7
Discover	4.4	3.9

Total from operating segments	24.4	22.4
Discontinued operations	1.2	1.5
Unallocated capital	2.9	2.8

Consolidated	$28.5	$26.7

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity base adequately reflects and provides protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s inventories, underwritings, principal investments, consumer loans, bridge loans and other financings, and investments in fixed assets, including aircraft assets (see “Discontinued Operations” herein). The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

At November 30, 2005, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $31.9 billion, an increase of $0.8 billion from November 30, 2004. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. There were no repurchases made under the capital management authorization during fiscal 2005. The unused portion of this authorization at January 31, 2006 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. During fiscal 2005, the Company purchased approximately $3.7 billion of its common stock (approximately 68 million shares) through a combination of open market purchases and purchases from employees at an average cost of $54.31 (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5). The Company currently anticipates that it will repurchase between $2 billion and $4 billion of its common stock pursuant to its equity antidilution program during fiscal 2006. The actual amount of repurchases will be subject to market conditions and certain other factors. The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2005, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27.

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $48 billion during fiscal 2005, of which approximately $32 billion on average was held at the parent company.

Contingency Funding Plan.

The Company’s Contingency Funding Plan (“CFP”) model incorporates a wide range of potential cash outflows during a liquidity stress event, including, but not limited to, the following: (i) repayment of all unsecured debt maturing within one year; (ii) maturity roll-off of outstanding letters of credit with no further issuance and replacement with cash collateral; (iii) return of unsecured securities borrowed and any cash raised against these securities; (iv) additional collateral that would be required by counterparties in the event of a ratings downgrade; (v) higher haircuts on or lower availability of secured funding; (vi) client cash withdrawals; (vii) drawdowns on unfunded commitments provided to third parties; and (viii) discretionary unsecured debt buybacks.

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

Cash Capital.

The Company maintains a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include the parent company’s equity and the non-current portion of certain long-term borrowings. Uses of cash capital include the following: (i) illiquid assets such as buildings, aircraft (see “Discontinued Operations” herein), equipment, goodwill and intangible assets, exchange memberships, deferred tax assets and principal investments; (ii) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts); and (iii) expected drawdowns on unfunded commitments.

The Company seeks to maintain a surplus cash capital position. The Company’s equity capital of $31.9 billion (including junior subordinated debt issued to capital trusts), long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $93.9 billion and Capital Units of $66 million comprised the Company’s total capital of $125.9 billion as of November 30, 2005, which substantially exceeded cash capital requirements.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. component, held in the form of a reverse repurchase agreement at the parent company, consists primarily of U.S. government bonds and at November 30, 2005 was approximately $24 billion and averaged approximately $16 billion for the year ended November 30, 2005. The non-U.S. component consists of European government bonds and other high-quality collateral. The parent company cash component of the liquidity reserve at November 30, 2005 was approximately $14 billion and averaged approximately $16 billion for the year ended November 30, 2005. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including North America, Europe and Asia.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with Morgan Stanley Japan Limited (“MSJL”) as borrower and the Company as guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2005, the Company had a $10.8 billion consolidated stockholders’ equity surplus as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables Morgan Stanley & Co. Incorporated (“MS&Co.”), one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At

November 30, 2005, MS&Co. had a $2.6 billion surplus consolidated stockholders’ equity and a $0.1 billion surplus Net Capital as defined in the MS&Co. Facility and each as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables Morgan Stanley & Co. International Limited (“MSIL”), the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2005, MSIL had a $3.0 billion surplus Shareholders’ Funds and a $2.9 billion surplus Financial Resources under U.K. GAAP (each as determined in accordance with the MSIL Facility) as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time (see Note 7 to the consolidated financial statements). The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to obtain loan arrangements, letters of credit or other financial accommodations. At November 30, 2005, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain certain committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

On a yearly basis, the Company’s committed credit strategy is reviewed and approved by its senior management. This strategy takes the Company’s total liquidity sources into consideration when determining the appropriate size and mix of committed credit.

The Company, through one of its subsidiaries, maintains several funded committed credit facilities to support the collateralized commercial and residential mortgage whole loan business. Lenders to these facilities provided an aggregate of $18.2 billion in financing at November 30, 2005.

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

The Company’s bank subsidiaries solicit deposits from consumers, purchase Federal Funds, issue short-term institutional certificates of deposits and issue bank notes. Interest bearing deposits are classified by type as savings, brokered and other time deposits. Savings deposits consist primarily of money market deposit accounts sold nationally and savings deposits obtained from individual securities clients. Brokered deposits consist primarily of certificates of deposit issued by the Company’s bank subsidiaries. Other time deposits include individual and institutional certificates of deposit.

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

Secured Financing.    A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing these assets with stable collateralized borrowings, while the securitization market allows for the securitization of the credit card receivables arising from the Company’s Discover business.

The Company’s goal is to maximize funding through less credit sensitive collateralized borrowings and asset securitizations in order to reduce reliance on unsecured financing. The Institutional Securities business emphasizes the use of collateralized short-term borrowings to limit the growth of short-term unsecured funding, which is more typically subject to disruption during periods of financial stress. As part of this effort, the Institutional Securities business continually seeks to expand its global secured borrowing capacity. Similarly, Discover, through its use of the securitization market, reduces the need for other unsecured parent company financing.

Unsecured Financing.    The Company views long-term debt as a stable source of funding for core inventories, consumer loans and illiquid assets. In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Discover business) are used to finance the Company’s consumer loan portfolio. Consumer loan financing is targeted to match the repricing and duration characteristics of the loans financed. The Company uses derivative products (primarily interest rate, currency and equity swaps) to assist in asset and liability management, reduce borrowing costs and hedge interest rate risk (see Note 8 to the consolidated financial statements).

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

The Company has a portfolio approach for managing the unsecured debt issued by the parent company. This approach gives the Company flexibility to manage the unsecured debt portfolio across maturities, currencies, investors and regions, taking into account market capacity and pricing. Down-lending to subsidiaries is managed to ensure that intercompany borrowings mature before those of the parent company. Liquidity and funding policies recognize potential constraints on the Company’s ability to transfer funds between regulated entities and the parent company.

During fiscal 2005, the Company’s long-term financing strategy was driven, in part, by its continued focus on improved balance sheet strength (evaluated through enhanced capital and liquidity positions), a significant factor in the maintenance of strong credit ratings. As a result, for fiscal 2005, $27 billion of unsecured debt was issued (excluding certain equity and credit-linked products not considered to be a component of the Company’s cash capital). Financing transactions were structured to ensure staggered maturities, thereby mitigating refinancing risk, and a diversified investor base was targeted through sales to domestic as well as international institutional and retail clients. Unsecured debt issuance activity resulted in a net increase in the long-term debt component of the cash capital portfolio of approximately $13 billion.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or that otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, retention of key personnel, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. In addition, continuing consolidation in the credit card industry presents Discover with stronger competitors that may challenge future growth. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At November 30, 2005, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,213 million. Of this amount, $422 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of January 31, 2006, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Discover businesses.

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPE”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $3.6 billion at November 30, 2005, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. For further information about the Company’s Institutional Securities securitization activities, see Notes 2 and 4 to the consolidated financial statements. In addition, see Note 19 to the consolidated financial statements for information about variable interest entities, the Company’s arrangements with these entities and its adoption of FIN 46, as revised.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 20 to the consolidated financial statements).

Discover Activities.    The asset securitization market is a significant source of funding for the Company’s Discover business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company’s other funding sources, including unsecured debt. The securitization transaction structures utilized for the Discover business are accounted for as sales; i.e., off-balance sheet transactions in accordance with U.S. GAAP (see Notes 2 and 5 to the consolidated financial statements). In connection with its credit card securitization program, the Company transfers credit card receivables, on a revolving basis, to the trusts, which issue asset-backed securities that are registered with the Securities and Exchange Commission (the “SEC”), are used to support the issuance of publicly listed notes or are privately placed. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”).

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

The increase in bankruptcy notifications, which reflected an increase in consumers filing for bankruptcy in advance of the new U.S. bank legislation that became effective in October 2005, affected the Discover Card Master Trust I (“DCMT”), a trust utilized by the Company to access the securitization markets through the issuance of multiple series of securities. The DCMT agreements contain provisions that require early amortization of securities issued by the trust if Group Excess Spread (a measure of trust profitability as further defined in the DCMT agreements) falls below zero over a three-month rolling average period (“Early Amortization Trigger”). One particular series that supported a short-term certificate program had, in addition to the standard Early Amortization Trigger, another provision that required Group Excess Spread be at least 2% in order to continue to issue certificates. In order to avoid a potential prohibition on the continued ability to issue certificates, the Company decided to retire this particular series. No series in the trust has experienced or expects to experience an early amortization event.

Guarantees.    FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, a security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding derivative contracts, financial guarantees to third parties, market value guarantees and liquidity facilities at November 30, 2005:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$477,387	$408,869	$537,232	$444,284	$1,867,772	$28,563	$106
Standby letters of credit and other financial guarantees	4,432	250	603	1,756	7,041	83	854
Market value guarantees	15	131	78	676	900	54	135
Liquidity facilities	1,437	8	49	98	1,592	—	—

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

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2005 include long-term borrowings, operating leases and purchase obligations. The Company’s future cash payments associated with its contractual obligations as of November 30, 2005 are summarized below:

	Payments Due in:
	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$13,822	$41,098	$17,536	$38,009	$110,465
Operating leases(2)	438	819	605	1,718	3,580
Purchase obligations(3)	465	596	228	—	1,289

Total	$14,725	$42,513	$18,369	$39,727	$115,334

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.
(3)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2005 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated balance sheet.

The table above does not include amounts associated with the Company’s definitive agreement to acquire Goldfish from Lloyds TSB for approximately £1 billion (see “Business Acquisitions and Sales” herein).

The Company’s commitments associated with outstanding letters of credit, principal investments and private equity activities, and lending and financing commitments as of November 30, 2005 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit(1)	$6,903	$1	$—	$—	$6,904
Principal investment activities	178	150	28	200	556
Investment grade lending commitments(2)	4,324	5,218	11,705	2,721	23,968
Non-investment grade lending commitments(2)	2,376	5,916	3,654	1,120	13,066
Commitments for secured lending transactions(3)	10,582	1,624	86	90	12,382
Commitments to purchase mortgage loans(4)	6,304	—	—	—	6,304

Total(5)	$30,667	$12,909	$15,473	$4,131	$63,180

(1)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 9 to the consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $255 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 5 to the consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s consolidated financial statements.

At November 30, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $90 billion and $57 billion, respectively.

Investments.

The table below includes investments made by the Company that represent business facilitation or principal investing activities at November 30, 2005 and are included within Other assets on the consolidated statement of financial condition. Business facilitation investments are strategic investments undertaken by the Company to facilitate core business activities. Principal investing activities are capital commitments provided to private companies, generally, for proprietary purposes to maximize total returns to the Company. The Company has committed to increasing its principal investing activity in an attempt to improve its financial performance. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion.

	At November 30, 2005
	Institutional Securities	Asset Management	Discover	Total
	(dollars in millions)
Business facilitation:
Private equity funds	$—	$185	$—	$185
Real estate funds	359	—	—	359
Asset management seed capital	—	248	—	248
Industry utilities(1)	371	—	—	371
Other	152	—	23	175

Total business facilitation	882	433	23	1,338
Principal investments	1,190	—	—	1,190

Total	$2,072	$433	$23	$2,528

(1)	Any investment made to participate in an industry consortium or an industry service with the intention to support core business activities and advance business growth.

Regulatory Developments.

In June 2004, the SEC issued rules that permit certain highly capitalized broker-dealers that are part of a consolidated supervised entity to apply to the SEC for approval to use an alternative method for calculating net capital charges (the “CSE Rules”). To obtain approval to calculate capital under the alternative method in the CSE Rules, a broker-dealer’s holding company must consent, on a voluntary basis, to group-wide supervision and examination by the SEC and must have in place group-wide internal risk management controls and calculate capital in a manner generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The CSE Rules are intended to reduce regulatory capital costs for qualifying firms by permitting such firms to use proprietary mathematical risk measurement models for regulatory capital computation and internal control purposes.

On July 28, 2005, the SEC approved an application by MS&Co., one of the Company’s U.S. broker-dealers, for authorization to use, effective December 1, 2005, the alternative method of computing net capital set forth in the CSE Rules. The approval allows MS&Co. to use an alternative method based on mathematical models to calculate net capital charges for market and derivatives-related credit risk.

The CSE Rules are also designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. Under this directive, financial groups that conduct business through regulated financial entities in the EU must first demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. On November 30, 2005, the U.K. Financial Services Authority determined that the SEC undertakes equivalent consolidated supervision for the Company.

The Company continues to work with its regulators on the implementation of the CSE Rules and Basel II capital standards. As rules related to Basel II are released, the Company will consult with regulators on the new requirements. Compliance with EU requirements (capital, oversight and reporting) will be a focus item through 2008.

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

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2005, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Effects of Inflation and Changes in Foreign Exchange Rates.

The Company’s assets to a large extent are liquid in nature and, therefore, are not significantly affected by inflation, although inflation may result in increases in the Company’s expenses, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, upon the value of financial instruments and upon the markets for consumer credit services, it may adversely affect the Company’s financial position and profitability.

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

The cornerstone of the Company’s risk management philosophy is protection of the Company’s franchise, reputation and financial standing. The Company’s risk management philosophy is based on the following principles: comprehensiveness, independence, accountability, defined risk tolerance and transparency. Given the importance of effective risk management to the Company’s reputation, senior management requires thorough and frequent communication and appropriate escalation of risk matters.

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

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee and the Capital Structure and Strategic Transactions Committee, the Chief Risk Officer, the Internal Audit Department, independent control groups, and various risk control managers, committees and groups located within the business segments.

The Firm Risk Committee, composed of the Company’s most senior officers, oversees the Company’s risk management structure. The Firm Risk Committee’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of material financial, operational and franchise risks. The Firm Risk Committee is overseen by the Audit Committee of the Board of Directors (the “Audit Committee”). The Capital Structure and Strategic Transactions Committee (the “Capital Committee”) reviews strategic transactions for the Company and significant changes to the Company’s capital structure. The Capital Committee’s responsibilities include reviewing measures of capital and evaluating capital resources relative to the Company’s risk profile and strategy.

The Chief Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market and credit risks; and reviews results of risk management processes with the Audit Committee.

The Internal Audit Department provides independent risk and control assessment and reports to the Audit Committee and administratively to the Chief Legal Officer. The Internal Audit Department periodically examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

The Market Risk, Credit Risk, Operational Risk, Financial Control, Treasury and Law Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a risk committee that is responsible for ensuring that the business segment, as applicable adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring and management policies and procedures, and related controls.

Each of the Company’s business segments also has designated operations officers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment risk committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the business segment’s market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading and client facilitation activities, principally within the Institutional Securities business where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within Retail Brokerage. Asset Management incurs non-trading market risk primarily from capital investments in funds and investments in private equity vehicles. Discover is also exposed to non-trading market risk primarily through changes in interest rates related to its consumer lending activities.

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

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2005, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions. The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

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

The Company’s VaR model generally takes into account linear and non-linear exposures to price risk and interest rate risk, and linear exposures to implied volatility risks. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates and associated implied volatilities. As a supplement to the use of historical simulation for major market risk factors, the Company’s VaR model uses Monte Carlo simulation to capture name-specific risk in equities and credit products (i.e., corporate bonds and credit derivatives).

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

VaR for Fiscal 2005.    The table below presents the Company’s Aggregate (Trading and Non-trading), Trading and Non-trading VaR for each of the Company’s primary market risk exposures at November 30, 2005 and November 30, 2004, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate Trading and Non-trading VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. As of November 30, 2005, the aggregate carrying value of such investments was approximately $2.0 billion.

Since the VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than once in 100 trading days.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2005 and November 30, 2004:

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 99% Total VaR	99%/One-Day VaR at November 30,		99%/One-Day VaR at November 30,		99%/One-Day VaR at November 30,
Primary Market Risk Category	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Interest rate and credit spread	$56	$71	$51	$53	$35	$30
Equity price	41	42	36	38	10	5
Foreign exchange rate	10	10	10	10	—	—
Commodity price	50	27	50	27	—	—

Subtotal	157	150	147	128	45	35
Less diversification benefit(1)	64	56	65	48	7	5

Total VaR	$93	$94	$82	$80	$38	$30

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at November 30, 2005 were $93 million and $82 million, respectively, compared with $94 million and $80 million, respectively, at November 30, 2004. Non-trading VaR at November 30, 2005 increased to $38 million from $30 million at November 30, 2004 due to an increase in Non-trading interest rate and credit spread VaR and equity price VaR. Non-trading interest rate and credit spread VaR increased due to an increase in interest rate risk associated with funding liabilities. Non-trading equity price VaR increased primarily due to a concentrated position in principal investments resulting from a recent initial public offering in which the Company was an investor.

The Company views average Trading VaR over the fiscal year as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during fiscal 2005 and fiscal 2004, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for fiscal 2005 increased to $85 million from $73 million in fiscal 2004, reflecting increases in interest rate and credit spread VaR and commodity price VaR. The increase in interest rate and credit spread VaR was predominantly driven by increased exposures to credit sensitive instruments (e.g., corporate debt securities) and to interest rate levels. The increase in commodity price VaR was predominantly driven by increased exposures to energy (i.e., natural gas and electricity) and oil products (i.e., crude and distillates).

Table 2: 99% High/Low/Average Trading VaR	Daily 99%/One-Day VaR for Fiscal 2005			Daily 99%/One-Day VaR for Fiscal 2004
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$81	$44	$58	$80	$39	$50
Equity price	48	25	35	48	24	34
Foreign exchange rate	22	7	12	21	6	11
Commodity price	53	30	38	49	22	33
Trading VaR	$109	$69	$85	$97	$55	$73

VaR Statistics for Comparisons with Other Global Financial Services Firms.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in the VaR model, in the statistical assumptions made when simulating changes in market factors, and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking within a firm rather than as a basis for inferring differences in risk taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% versus 95%) for the VaR statistic or a shorter historical time series (four years versus one year), for market data upon which it bases its simulations:

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series	Average 99%/One-Day VaR for Fiscal 2005		Average 95%/One-Day VaR for Fiscal 2005
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$58	$50	$37	$33
Equity price	35	30	25	21
Foreign exchange rate	12	11	8	7
Commodity price	38	33	26	22
Trading VaR	$85	$71	$57	$49

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for fiscal 2005 would have been $270 million and $181 million, respectively.

Distribution of VaR Statistics and Net Revenues for Fiscal 2005.

As shown in Table 2 above, the Company’s average 99%/one-day Trading VaR for fiscal 2005 was $85 million. The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR for fiscal 2005. The most frequently occurring value was between $78 million and $81 million, while for approximately 86% of trading days during the fiscal year, VaR ranged between $72 million and $99 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during fiscal 2005 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during fiscal 2005 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR for that given day. Additionally, there were no days during fiscal 2005 where the largest one-day loss exceeded the lowest 99%/one-day Trading VaR reported in Table 2 above.

Consumer Lending and Related Activities.

Interest Rate Risk and Management.    In its consumer lending activities, the Company is exposed to market risk primarily from changes in interest rates. Such changes in interest rates impact interest earning assets, principally credit card and other consumer loans and net excess servicing fees received in connection with consumer loans sold through asset securitizations, as well as the interest sensitive liabilities that finance these assets, including asset-backed securitizations, long-term borrowings and deposits.

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

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2005, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $36 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2004 was estimated to be approximately $60 million. The decrease in the reduction in pre-tax income at November 30, 2005 was due to a higher level of variable interest rate assets.

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

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company is exposed to three distinct types of credit risk in its businesses. The Company incurs significant, “single-name” credit risk exposure through the Institutional Securities business. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis. The Company incurs “individual consumer” credit risk in the Retail Brokerage business through margin loans to individual investors, which are generally collateralized, and loans to small businesses. The Company incurs “consumer portfolio” credit risk in the Discover business primarily through cardholder receivables. Credit risk in a pool of credit card receivables is generally highly diversified, without significant individual exposures, and, accordingly, is managed on a portfolio and not a single-name basis.

The Company has structured its credit risk management framework to reflect that each of these businesses generates unique credit risks that are appropriately managed discretely. The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure in the Retail Brokerage business is managed through various credit risk committees, whose membership includes Institutional Credit. The Retail Brokerage Risk Management Department is responsible for monitoring, measuring and analyzing credit risk exposures, including margin loans and credit sensitive, higher risk transactions. Credit risk exposure in the Discover business is managed through the Discover Credit and Market Risk Committee, which, in turn, is supported by business line specific risk committees and the Credit Risk Management Department, which is responsible for the development, validation and implementation of credit policy criteria, for predictive models, for the monitoring of performance for both new and existing products, and for oversight of adherence to existing policies and limits.

Institutional Securities Activities.

Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. These loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. The borrowers may be rated investment grade or non-investment grade. Credit risk with respect to loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement.

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

Other.    In addition to the activities performed by Institutional Credit, there are credit risks managed by various business areas within Institutional Securities. For example, certain businesses with heightened settlement risk monitor compliance with established settlement risk limits. Certain risk management activities as it pertains to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function.

Derivative Contracts.    In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and equity warrants typically have longer maturities.

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

Analyzing Credit Risk.    Credit risk management takes place at the transaction, counterparty and portfolio levels. In order to help protect the Company from losses resulting from these activities, Institutional Credit ensures that all material lending and derivative transactions are analyzed, that the creditworthiness of the Company’s counterparties and borrowers is reviewed regularly, and that credit exposure is actively monitored and managed.

Institutional Credit assigns obligor credit ratings to the Company’s counterparties and borrowers. These credit ratings are intended to assess a counterparty’s probability of default and are derived using methodologies generally consistent with those employed by external rating agencies. Credit ratings of “BB+” or below are considered non-investment grade. Additionally, Institutional Credit assigns a facility rating to lending facilities. The facility rating incorporates the relative position of the particular obligation in the borrower’s capital structure and relative recovery prospects. The Company has credit guidelines that limit potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties. Institutional Credit administers these limits and monitors and reports credit exposure relative to limits.

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and derivatives transactions in multiple ways. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments which may include single name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or sub-participate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company may enter into master netting agreements and collateral arrangements with counterparties. These agreements may provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default.

Credit Exposure-Lending.    At November 30, 2005 and November 30, 2004, the aggregate value of investment grade loans and financial accommodations was $5.0 billion and $1.2 billion, respectively, and the aggregate value of non-investment grade loans and positions was $2.3 billion and $0.5 billion, respectively. At November 30, 2005 and November 30, 2004, the aggregate value of lending commitments outstanding was $37.0 billion and $20.4 billion, respectively. The increase from the prior year was primarily related to acquisition financing activity. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $17.8 billion and $11.6 billion at November 30, 2005 and November 30, 2004, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of November 30, 2005:

Lending Commitments and Funded Loans

	Years to Maturity				Total Lending Exposure(2)	Funded Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$220	$106	$218	$—	$544	$—
AA	1,508	1,830	1,678	753	5,769	748
A	2,003	2,469	4,130	988	9,590	846
BBB	1,390	3,533	6,820	1,297	13,040	3,381
Non-investment grade	2,735	6,545	4,176	1,947	15,403	2,337

Total	$7,856	$14,483	$17,022	$4,985	$44,346	$7,312

Notional amount of hedges owned					$17,815

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total lending exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2005. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$988	$1,096	$1,070	$2,043	$(1,683)	$3,514	$3,219
AA	7,943	4,385	4,843	14,628	(17,229)	14,570	13,288
A	3,746	3,006	2,508	4,983	(5,744)	8,499	7,429
BBB	2,670	4,642	1,519	3,022	(3,670)	8,183	5,201
Non-investment grade	2,350	1,998	1,128	3,397	(3,933)	4,940	3,142
Unrated(4)	690	575	380	363	(311)	1,697	418

Total	$18,387	$15,702	$11,448	$28,436	$(32,570)	$41,403	$32,697

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2005, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$3,002	$5,461	$8,816	$24,635	$(24,904)	$17,010	$13,978
Foreign exchange forward contracts and options	7,346	534	37	2	(371)	7,548	7,012
Equity securities contracts (including equity swaps, warrants and options)	1,732	1,805	749	99	(1,267)	3,118	1,547
Commodity forwards, options and swaps	6,307	7,902	1,846	3,700	(6,028)	13,727	10,160

Total	$18,387	$15,702	$11,448	$28,436	$(32,570)	$41,403	$32,697

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$2,796	$5,466	$6,132	$15,401	$(16,724)	$13,071
Foreign exchange forward contracts and options	7,313	507	73	22	(320)	7,595
Equity securities contracts (including equity swaps, warrants and options)	2,410	2,131	775	285	(904)	4,697
Commodity forwards, options and swaps	6,720	8,462	2,423	1,393	(7,560)	11,438

Total	$19,239	$16,566	$9,403	$17,101	$(25,508)	$36,801

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at November 30, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2005		At November 30, 2004
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$17,157	$13,212	$22,998	$18,797
Foreign exchange forward contracts and options	7,548	7,597	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	7,290	11,957	5,898	7,373
Commodity forwards, options and swaps	13,899	12,186	11,294	8,702

Total	$45,894	$44,952	$49,475	$43,540

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At November 30, 2005, less than 6% of the Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 3% of the Company’s total credit exposure. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At November 30, 2005, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to entities engaged in the following industries: utilities, financial institutions, energy, sovereign-related entities, consumer related and chemicals.

Retail Brokerage Activities.    Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Factors considered in the review of all margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Additionally, all transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, historic trading range, volatility analysis and an evaluation of industry concentrations. At November 30, 2005, there were approximately $6.6 billion of customer margin loans outstanding. In addition, Retail Brokerage is engaged in commercial lending to small businesses (“BusinesScapeSM”) in the forms of revolving lines of credit, standby letters of credit, term loans and owner-occupied commercial real estate mortgages. BusinesScape clients are required to submit a formal credit application, including the borrower’s financial statements. Once the credit information is obtained, a comprehensive financial analysis is performed to determine proper structure, debt capacity, cash flow coverage to service debt, liquidity analysis and collateral analysis. In addition, financial reporting requirements and financial covenants are proposed and negotiated between the lender and the borrower.

Consumer Lending Activities.    With respect to its consumer lending activities, potential credit cardholders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company’s credit scoring systems include both industry and customized models using the Company’s criteria and historical data. Each cardmember’s credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember’s credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Network merchants and conducts annual reviews of merchants, with the greatest scrutiny given to merchants with substantial sales volume, chargeback, return and discount volumes. With respect to first mortgages and second mortgages, including home equity lines of credit (“mortgage lending”), a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., FICO scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. As part of the mortgage lending business strategy, almost all loans are sold in the secondary market through securitizations and whole loan sales, while almost all servicing rights are retained. These sales and securitizations pass the risk of credit loss onto the purchaser/investor. For further information on the Company’s consumer loans, see Note 5 to the consolidated financial statements.

Operational Risk.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people and/or systems. Operational risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist acts and/or health epidemics), failures or frauds, will result in losses to the Company’s businesses. The Company incurs operational risk across all of its business activities, including revenue generating activities (e.g., sales and trading) and support functions (e.g., information technology and facilities management). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

During fiscal 2005, the Company appointed a firm wide Operational Risk Manager to oversee and monitor operational risk across the Company. The Operational Risk Manager, supported by the Operational Risk Department, is responsible for facilitating, designing, implementing and monitoring the firmwide operational risk program. The Operational Risk Department works with the business segments and Control Groups and other supporting functions to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company.

Primary responsibility for the management of operational risk lies with the business segments and supporting functions. Each business segment has a designated operational risk manager. In addition, business segment risk committees review operational risk matters and/or reports on a regular basis. Each Control Group and supporting function also has a designated operational risk coordinator and a regular forum for discussing operational risk matters and/or reports with senior management. Oversight of business segment operational risk is provided by business segment risk committees and ultimately senior management through the Firm Risk Committee.

The business segments maintain controls designed to manage and mitigate operational risk for existing activities. In addition, as new products and business activities are developed and as processes are designed and modified, new operational risks are identified and control requirements defined to mitigate the identified risks. Operational risk controls relate to the full range of operational risk categories as defined by Basel II and include controls to mitigate risk relating to (i) theft and fraud; (ii) people; (iii) clients, products and business practices; (iv) technology; (v) physical assets and data security; (vi) transaction processing; (vii) financial and reporting; and (viii) external providers.

The Company has developed and continues to enhance specific policies and procedures that are designed to identify, assess, manage and control or mitigate operational risk at appropriate levels. For example, the Company’s securities businesses have procedures that require: that all transactions are accurately recorded and properly reflected in the Company’s books and that records are confirmed on a timely basis; that position valuations are subject to independent review procedures; and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. With respect to its asset management activities, the Company manages operational risk related to its various data processing systems through, among other things, internal controls such as reconciliations and various backup procedures. With respect to its consumer lending activities, the Company manages operational risk through its system of internal controls that provides checks and balances to ensure that transactions and other account-related activity (e.g., new account solicitation, transaction authorization and processing, billing and collection of delinquent accounts) are properly approved, processed, recorded and reconciled.

Disaster recovery plans are in place for critical facilities and resources on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; data and applications recovery; work area recovery; and other elements addressing management, analysis training and testing. The Company has also established policies, procedures and technologies to protect its computer and other assets from unauthorized access. Through organizations promoting information security, such as the Financial Services Information Sharing Analysis Center and various other resources focused on information security, the Company continues to enhance its ability to detect and defend against cyber threats.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan Stanley and subsidiaries as of November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Also, as discussed in Note 2, in 2005 the Company changed the classification of repurchase transactions in the consolidated statements of cash flows.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York

February 8, 2006

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2005	November 30, 2004
Assets
Cash and cash equivalents	$29,414	$32,811
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $30,223 in 2005 and $27,219 in 2004)	40,130	36,742
Financial instruments owned (approximately $93 billion in 2005 and $91 billion in 2004 were pledged to various parties):
U.S. government and agency securities	31,742	26,201
Other sovereign government obligations	22,750	19,782
Corporate and other debt	105,381	80,138
Corporate equities	52,238	27,222
Derivative contracts	45,894	49,475
Physical commodities	2,610	1,224

Total financial instruments owned	260,615	204,042
Securities received as collateral	43,557	37,848
Collateralized agreements:
Securities purchased under agreements to resell	174,330	123,041
Securities borrowed	244,241	208,349

Receivables:
Consumer loans (net of allowances of $838 in 2005 and $943 in 2004)	22,916	20,226
Customers, net	50,979	45,561
Brokers, dealers and clearing organizations	5,030	12,707
Fees, interest and other	6,137	5,801
Office facilities, at cost (less accumulated depreciation of $3,196 in 2005 and $2,780 in 2004)	2,733	2,605
Aircraft under operating leases (held for sale at November 30, 2005; at cost less accumulated depreciation of $1,174 in 2004)	3,145	3,926
Goodwill and net intangible assets	2,500	2,199
Other assets	12,796	11,476

Total assets	$898,523	$747,334

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2005	November 30, 2004
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$31,120	$36,303
Deposits	18,663	13,777
Financial instruments sold, not yet purchased:
U.S. government and agency securities	20,425	12,664
Other sovereign government obligations	25,355	14,787
Corporate and other debt	5,480	9,641
Corporate equities	45,936	27,332
Derivative contracts	44,952	43,540
Physical commodities	4,852	3,351

Total financial instruments sold, not yet purchased	147,000	111,315
Obligation to return securities received as collateral	43,557	37,848
Collateralized financings:
Securities sold under agreements to repurchase	237,274	181,598
Securities loaned	120,454	97,146
Other secured financings	23,534	7,047

Payables:
Customers	112,246	115,653
Brokers, dealers and clearing organizations	4,789	4,550
Interest and dividends	3,338	3,068
Other liabilities and accrued expenses	16,835	15,471
Long-term borrowings	110,465	95,286

	869,275	719,062

Capital Units	66	66

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; Shares authorized: 3,500,000,000 in 2005 and 2004; Shares issued: 1,211,701,552 in 2005 and 2004; Shares outstanding: 1,057,677,994 in 2005 and 1,087,087,116 in 2004	12	12
Paid-in capital	2,389	2,088
Retained earnings	35,185	31,426
Employee stock trust	3,060	3,824
Accumulated other comprehensive loss	(190)	(56)
Common stock held in treasury, at cost, $0.01 par value; 154,023,558 shares in 2005 and 124,614,436 shares in 2004	(8,214)	(6,614)
Common stock issued to employee trust	(3,060)	(2,474)

Total shareholders’ equity	29,182	28,206

Total liabilities and shareholders’ equity	$898,523	$747,334

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2005	2004	2003
Revenues:
Investment banking	$3,843	$3,341	$2,440
Principal transactions:
Trading	7,365	5,510	6,262
Investments	981	607	110
Commissions	3,363	3,264	2,887
Fees:
Asset management, distribution and administration	4,958	4,473	3,814
Merchant, cardmember and other	1,323	1,317	1,377
Servicing and securitization income	1,609	1,921	1,922
Interest and dividends	28,175	18,584	15,738
Other	464	324	226

Total revenues	52,081	39,341	34,776
Interest expense	24,425	14,707	12,693
Provision for consumer loan losses	878	926	1,266

Net revenues	26,778	23,708	20,817

Non-interest expenses:
Compensation and benefits	11,313	9,853	8,522
Occupancy and equipment	1,046	846	791
Brokerage, clearing and exchange fees	1,070	932	838
Information processing and communications	1,405	1,309	1,287
Marketing and business development	1,162	1,123	962
Professional services	1,903	1,542	1,129
Other	1,769	1,285	1,128
September 11th related insurance recoveries, net	(251)	—	—

Total non-interest expenses	19,417	16,890	14,657

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	7,361	6,818	6,160
Losses from unconsolidated investees	311	328	279
Provision for income taxes	1,858	1,856	1,707
Dividends on preferred securities subject to mandatory redemption	—	45	154

Income from continuing operations before cumulative effect of accounting change, net	5,192	4,589	4,020
Discontinued operations:
Loss from discontinued operations	(486)	(172)	(393)
Income tax benefit	184	69	160

Loss on discontinued operations	(302)	(103)	(233)
Cumulative effect of accounting change, net	49	—	—

Net income	$4,939	$4,486	$3,787

Earnings per basic share:
Income from continuing operations	$4.94	$4.25	$3.74
Loss on discontinued operations	(0.29)	(0.10)	(0.22)
Cumulative effect of accounting change, net	0.05	—	—

Earnings per basic share	$4.70	$4.15	$3.52

Earnings per diluted share:
Income from continuing operations	$4.81	$4.15	$3.66
Loss on discontinued operations	(0.29)	(0.09)	(0.21)
Cumulative effect of accounting change, net	0.05	—	—

Earnings per diluted share	$4.57	$4.06	$3.45

Average common shares outstanding:
Basic	1,049,896,047	1,080,121,708	1,076,754,740

Diluted	1,079,936,315	1,105,185,480	1,099,117,972

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2005	2004	2003
Net income	$4,939	$4,486	$3,787
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(89)	76	78
Net change in cash flow hedges	(70)	26	26
Minimum pension liability adjustment	25	(2)	(9)

Comprehensive income	$4,805	$4,586	$3,882

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,939	$4,486	$3,787
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Cumulative effect of accounting change, net	(49)	—	—
Deferred income taxes	(1,076)	(261)	221
Compensation payable in common stock and options	836	663	309
Depreciation and amortization	815	805	637
Provision for consumer loan losses	878	926	1,266
Lease adjustment	109	—	—
Insurance settlement	(251)	—	—
Aircraft-related charges	509	109	323
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(3,388)	(8,216)	9,885
Financial instruments owned, net of financial instruments sold, not yet purchased	(22,981)	(5,490)	(4,091)
Securities borrowed, net of securities loaned	(12,584)	(21,765)	(2,263)
Receivables and other assets	(2,674)	(17,112)	(16,512)
Payables and other liabilities	(822)	21,314	8,793
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	4,387	(2,917)	8,172

Net cash (used for) provided by operating activities	(31,352)	(27,458)	10,527

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(540)	(533)	(604)
Purchase of PULSE, net of cash acquired	(323)	—	—
Purchase of Barra, Inc., net of cash acquired	—	(758)	—
Net principal disbursed on consumer loans	(14,093)	(9,360)	(8,497)
Sales of consumer loans	10,525	7,590	10,864
Sale of interest in POSIT	90	—	—
Insurance settlement	220	—	—

Net cash (used for) provided by investing activities	(4,121)	(3,061)	1,763

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(5,183)	7,917	(21,630)
Derivatives financing activities	1,044	1,895	500
Other secured financings	16,487	(892)	915
Deposits	4,886	938	(918)
Tax benefits associated with stock-based awards	355	—	—
Net proceeds from:
Issuance of common stock	327	322	222
Issuance of long-term borrowings	35,768	37,601	21,486
Issuance of preferred securities subject to mandatory redemption	—	—	2,000
Payments for:
Repayments of long-term borrowings	(16,735)	(11,915)	(12,641)
Redemption of preferred securities subject to mandatory redemption	—	—	(400)
Repurchases of common stock	(3,693)	(1,132)	(350)
Cash dividends	(1,180)	(1,096)	(994)

Net cash provided by (used for) financing activities	32,076	33,638	(11,810)

Net (decrease) increase in cash and cash equivalents	(3,397)	3,119	480
Cash and cash equivalents, at beginning of period	32,811	29,692	29,212

Cash and cash equivalents, at end of period	$29,414	$32,811	$29,692

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Total
BALANCE AT NOVEMBER 30, 2002	$12	$3,678	$25,250	$3,003	$(251)	$(13)	$(7,176)	$(2,618)	$21,885
Net income	—	—	3,787	—	—	—	—	—	3,787
Dividends	—	—	(999)	—	—	—	—	—	(999)
Issuance of common stock	—	(977)	—	—	—	—	1,199	—	222
Repurchases of common stock	—	—	—	—	—	—	(350)	—	(350)
Compensation payable in common stock and options	—	50	—	5	—	16	40	198	309
Tax benefits associated with stock-based awards	—	333	—	—	—	—	—	—	333
Employee tax withholdings and other	—	71	—	—	—	(7)	(479)	—	(415)
Net change in cash flow hedges	—	—	—	—	26	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	(9)	—	—	—	(9)
Translation adjustments	—	—	—	—	78	—	—	—	78

BALANCE AT NOVEMBER 30, 2003	12	3,155	28,038	3,008	(156)	(4)	(6,766)	(2,420)	24,867
Net income	—	—	4,486	—	—	—	—	—	4,486
Dividends	—	—	(1,098)	—	—	—	—	—	(1,098)
Issuance of common stock	—	(1,304)	—	—	—	—	1,626	—	322
Repurchases of common stock	—	—	—	—	—	—	(1,132)	—	(1,132)
Compensation payable in common stock and options	—	(172)	—	816	—	4	69	(54)	663
Tax benefits associated with stock-based awards	—	331	—	—	—	—	—	—	331
Employee tax withholdings and other	—	78	—	—	—	—	(411)	—	(333)
Net change in cash flow hedges	—	—	—	—	26	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	(2)	—	—	—	(2)
Translation adjustments	—	—	—	—	76	—	—	—	76

BALANCE AT NOVEMBER 30, 2004	12	2,088	31,426	3,824	(56)	—	(6,614)	(2,474)	28,206
Net income	—	—	4,939	—	—	—	—	—	4,939
Dividends	—	—	(1,180)	—	—	—	—	—	(1,180)
Issuance of common stock	—	(780)	—	—	—	—	1,107	—	327
Repurchases of common stock	—	—	—	—	—	—	(3,693)	—	(3,693)
Compensation payable in common stock and options	—	669	—	(764)	—	—	1,437	(586)	756
Tax benefits associated with stock-based awards	—	317	—	—	—	—	—	—	317
Employee tax withholdings and other	—	95	—	—	—	—	(451)	—	(356)
Net change in cash flow hedges	—	—	—	—	(70)	—	—	—	(70)
Minimum pension liability adjustment	—	—	—	—	25	—	—	—	25
Translation adjustments	—	—	—	—	(89)	—	—	—	(89)

BALANCE AT NOVEMBER 30, 2005	$12	$2,389	$35,185	$3,060	$(190)	$—	$(8,214)	$(3,060)	$29,182

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains leading market positions in each of its business segments—Institutional Securities, Retail Brokerage, Asset Management and Discover. The Company, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. The Company’s Institutional Securities business includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investments. The Company’s Retail Brokerage business provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services. The Company’s Asset Management business provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel. The Company’s Discover business offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and includes PULSE EFT Association LP (“PULSE®”), an automated teller machine/debit and electronic funds transfer network. Morgan Stanley-branded and affinity credit cards issued on the MasterCard network and other consumer finance products and services in the U.K. are also included in the Discover business segment.

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2005 (“fiscal 2005”), November 30, 2004 (“fiscal 2004”) and November 30, 2003 (“fiscal 2003”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation, and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised, the Company also consolidates any variable interest entities for which it is deemed to be the primary beneficiary (see Note 19). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. In those cases where the Company’s investment is less than 20% and significant influence does not exist, such investments are carried at cost.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations.    The Company’s aircraft leasing business has been classified as “held for sale,” and associated revenues and expenses have been reported as discontinued operations for all years presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 18 for additional information on discontinued operations.

2.    Summary of Significant Accounting Policies.

Revenue Recognition.

Investment Banking.    Underwriting revenues and fees for mergers, acquisitions and advisory assignments are recorded when services for the transactions are determined to be completed, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses. Non-reimbursed expenses associated with advisory transactions are recorded within Non-interest expenses.

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

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records the cost of its cardmember reward programs as a reduction of Merchant, cardmember and other fees.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is recorded to income as earned. Interest is generally accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account becomes 180 days past due, except in the case of cardmember bankruptcies, probate accounts, and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day contractual time frame. Fraudulent transactions are reported in consumer loans at their net realizable value upon receipt of notification of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fraud through a charge to operating expenses and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day timeframe. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

The Company classifies a portion of its consumer loans as held for sale. Loans held for sale include the lesser of loans eligible for securitization or sale, or loans that management intends to securitize within three months, net of amortizing securitizations. These loans are carried at the lower of aggregate cost or fair value.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected in Principal transaction trading revenues in the consolidated statements of income. Loans and lending commitments associated with the Company’s corporate lending activities also are recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Effective December 1, 2004, the Company elected, under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” to net cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, to legally enforceable master netting agreements. The Company believes the accounting treatment is preferable as compared with a gross basis as it is a better representation of its credit exposure and how it manages its credit risk related to these derivative contracts. Amounts as of November 30, 2004 have been reclassified to conform to the current presentation.

Equity and debt securities purchased in connection with private equity and other principal investment activities initially are carried in the consolidated financial statements at their original costs, which approximate fair value. The carrying value of such securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such securities. Downward adjustments relating to such securities are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Prior to fiscal 2005, certain investments made by the Company for business facilitation and principal investment purposes were recorded in Financial instruments owned, and gains and losses on such investments were recorded in Principal transaction trading revenues. Amounts related to these investments are now recorded in Other assets and Principal transaction investment revenues in order to reflect the nature of these positions. Prior periods have been reclassified to conform to the current year presentation. For fiscal 2004 and fiscal 2003, $95 million and $24 million, respectively, have been reclassified to Principal transactions investment revenues, and $554 million as of November 30, 2004 has been reclassified to Other assets.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For qualifying fair value hedges, the changes in the fair value of the derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in Interest expense and provide offset of one another. For qualifying cash flow hedges, the changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company estimates that approximately $55 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2005 will be reclassified into earnings within the next 12 months. Ineffectiveness relating to fair value and cash flow hedges, if any, is recorded within Interest expense. The impact of hedge ineffectiveness on the consolidated statements of income was not material for all periods presented.

In connection with the planned sale of the aircraft financing business (see Note 18), the Company has de-designated the interest rate swaps associated with this business effective August 31, 2005 and is no longer accounting for them as cash flow hedges under SFAS No. 133. Accordingly, in accordance with SFAS No. 133, amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps shall be reclassified to earnings as a net gain or loss during the period from the date of de-designation through the original maturity date of each of the respective swaps.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 4 and 5). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 5), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests so the Company

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

Aircraft under Operating Leases.

Aircraft Held for Sale.    On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reported as discontinued operations in the Company’s consolidated financial statements. The aircraft portfolio was not depreciated after August 17, 2005. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the writedown of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144, the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the first half of 2006.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, the Company changed the classification within the consolidated statements of cash flows of the activity associated with repurchase agreements, net of reverse repurchase agreements, from financing activities to operating activities. Prior year amounts have been reclassified to conform to the current year’s presentation. The effect of the change increased (decreased) operating cash flows by $(2,917) million and $8,172 million, and increased (decreased) financing cash flows by $2,917 million and $(8,172) million in fiscal 2004 and fiscal 2003, respectively. The Company believes the change in classification of repurchase transactions is preferable because it is more consistent with the classification used by peer companies and it reflects better the primary business purpose of these transactions.

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

In calculating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact future credit loss experience, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The Provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

Office Facilities.    Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of buildings, leasehold improvements, furniture, fixtures and equipment are provided principally by the straight-line method over the estimated useful life of the asset. Estimates of useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; and computer and communications equipment—3 to 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but generally not exceeding 15 years.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation.    In fiscal 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” using the prospective adoption method for both deferred stock and stock options. In fiscal 2005, the Company early adopted SFAS No. 123R, “Share-Based Payment,” which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid, which is included within operating cash flows.

Upon adoption of SFAS No. 123R using the modified prospective approach, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $0.05.

In accordance with SFAS No. 123R, fiscal 2005 compensation expense included the amortization of fiscal 2003 and fiscal 2004 equity-based awards but did not include any amortization for fiscal 2005 year-end awards. This had the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which were granted in December 2005 and which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily two and three years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily three and four years). The shorter amortization period will have the effect of increasing compensation expense in fiscal 2006. In addition, fiscal 2006 compensation expense will include the amortization of fiscal 2003, fiscal 2004 and fiscal 2005 equity-based awards.

For stock-based awards issued prior to the adoption of SFAS No. 123R, the Company’s accounting policy for such awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees after the adoption of SFAS No. 123R on December 1, 2004, the Company’s accounting policy is to treat such awards as fully vested on the date of grant, unless other provisions of the award terms operate as substantive service conditions. For awards granted to retirement-eligible employees during fiscal 2005, the Company recognized compensation expense for such awards on the date of grant. The Company modified certain terms of the fiscal 2005 year-end awards, which were granted in December 2005. As a result of such changes, the Company is in the process of evaluating the accounting treatment for fiscal 2005 year-end awards that were granted to retirement-eligible employees. If it is determined that the compensation expense for such awards should be recognized at the date of grant instead of over the relevant service period, incremental compensation expense of approximately $300 million will be recognized in the first quarter of fiscal 2006.

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

Deferred Compensation Arrangements.    In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trusts should be classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company, therefore, has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 14) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Consistent with EITF Issue No. 97-14, changes in the fair value of amounts owed to employees are not recognized, as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Software Costs.    In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

3.    Goodwill and Intangible Assets.

During fiscal 2005, fiscal 2004 and fiscal 2003, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year) that is required by SFAS No. 142. The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for fiscal 2005 and fiscal 2004 were as follows:

	Institutional Securities	Retail Brokerage	Asset Management	Discover(1)	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2003	$6	$542	$966	$—	$1,514
Translation adjustments	—	41	—	—	41
Goodwill acquired during the year	313	—	—	—	313

Balance as of November 30, 2004	319	583	966	—	1,868
Translation adjustments	—	(43)	—	—	(43)
Goodwill acquired during the year and other(2)	125	—	—	256	381

Balance as of November 30, 2005	$444	$540	$966	$256	$2,206

Intangible assets:
Balance as of November 30, 2003	$9	$—	$—	$—	$9
Intangible assets acquired	350	—	—	—	350
Amortization expense	(28)	—	—	—	(28)

Balance as of November 30, 2004	331	—	—	—	331
Intangible assets sold(3)	(75)	—	—	—	(75)
Intangible assets acquired	—	—	—	73	73
Amortization expense	(29)	—	—	(6)	(35)

Balance as of November 30, 2005	$227	$—	$—	$67	$294

(1)	Amounts represent goodwill and intangible assets acquired in connection with the Company’s acquisition of PULSE (see Note 23).
(2)	Institutional Securities activity includes adjustments to goodwill related to the sale of the Company’s interest in POSIT (see Note 23) and for the recognition of deferred tax liabilities in connection with the Company’s acquisition of Barra, Inc. (“Barra”).
(3)	Amount is related to the sale of the Company’s interest in POSIT (see Note 23).

Acquired intangible assets, which are included in the Institutional Securities and Discover business segments, were as follows:

	At November 30, 2005		At November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$105	$7	$102	$2
Technology-related	147	37	222	16
Customer relationships	96	11	26	2
Other	9	8	9	8

Total amortizable intangible assets	$357	$63	$359	$28

Amortization expense associated with intangible assets acquired in connection with the acquisitions of PULSE and Barra is estimated to be approximately $30 million per year over the next five fiscal years.

For additional information on goodwill and intangible assets acquired in connection with the acquisitions of PULSE and Barra, see Note 23.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Collateralized and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is deemed to be the primary beneficiary and certain equity-referenced securities where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned.

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

	At November 30, 2005	At November 30, 2004
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$12,494	$6,283
Other sovereign government obligations	328	249
Corporate and other debt	21,775	15,564
Corporate equities	5,290	2,754

Total	$39,887	$24,850

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At November 30, 2005 and November 30, 2004, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $798 billion and $750 billion, respectively, and the fair value of the portion that has been sold or repledged was $737 billion and $679 billion, respectively.

The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and if necessary may sell securities that have not been paid for or purchase securities sold, but not delivered from customers.

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $3.6 billion at November 30, 2005, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in fiscal 2005. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during fiscal 2005 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2005 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$2,384		$811		$279
Weighted average life (in months)	49		94		110
Credit losses (rate per annum)	0.00-4.00%		—		0.00-5.23%
Impact on fair value of 10% adverse change	$(73)		$—		$(2)
Impact on fair value of 20% adverse change	$(138)		$—		$(4)
Weighted average discount rate (rate per annum)	8.51%		5.47%		6.51%
Impact on fair value of 10% adverse change	$(47)		$(24)		$(10)
Impact on fair value of 20% adverse change	$(92)		$(47)		$(21)
Prepayment speed assumption(1)(2)	236-2833	PSA	142-321	PSA	—
Impact on fair value of 10% adverse change	$(36)		$(3)		$—
Impact on fair value of 20% adverse change	$(45)		$(5)		$—

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

The table above does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its Institutional Securities business, during fiscal 2005, fiscal 2004 and fiscal 2003, the Company received proceeds from new securitization transactions of $65 billion, $72 billion and $70 billion, respectively, and cash flows from retained interests in securitization transactions of $7.1 billion, $6.1 billion and $4.3 billion, respectively.

5.    Consumer Loans.

Consumer loans were as follows:

	At November 30, 2005	At November 30, 2004
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$23,754	$21,169
Less:
Allowance for consumer loan losses	838	943

Consumer loans, net	$22,916	$20,226

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Balance at beginning of period	$943	$1,002	$928
Additions:
Provision for consumer loan losses	878	926	1,266
Deductions:
Charge-offs	1,145	1,120	1,304
Recoveries	(162)	(135)	(112)

Net charge-offs	983	985	1,192

Balance at end of period	$838	$943	$1,002

Information on net charge-offs of interest and cardmember fees was as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$227	$233	$269

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$122	$145	$176

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2005, the Company had commitments to extend credit for consumer loans of approximately $255 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At November 30, 2005 and November 30, 2004, $4,960 million and $4,312 million, respectively, of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company’s actual consumer loan repayments.

The Company received net proceeds from consumer loan sales of $10,525 million, $7,590 million and $10,864 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

At November 30, 2005 and November 30, 2004, $4.0 billion and $2.6 billion, respectively, of the Company’s consumer loans were classified as held for sale.

The Company’s U.S. consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide just adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At November 30, 2005, the Company had $13.7 billion of retained interests, including $10.9 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During fiscal 2005 and fiscal 2004, the Company completed credit card asset securitizations of $7.2 billion and $3.7 billion, respectively, and recognized net securitization losses of $78 million and $8 million, respectively, as servicing and securitization income in the consolidated statements of income. The uncollected balances of securitized general purpose credit card loans were $24.4 billion and $28.5 billion at November 30, 2005 and November 30, 2004, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2005 and fiscal 2004 were as follows:

	Fiscal 2005	Fiscal 2004
Weighted average life (in months)	4.1-5.9	5.9-6.1
Payment rate (rate per month)	18.52-21.14%	17.79-18.35%
Credit losses (rate per annum)	5.60-6.00%	4.89-6.90%
Discount rate (rate per annum)	11.00-12.00%	12.00-14.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At November 30, 2005
Residual Interests (carrying amount/fair value)	$183
Weighted average life (in months)	4.3
Weighted average payment rate (rate per month)	21.12%
Impact on fair value of 10% adverse change	$(19)
Impact on fair value of 20% adverse change	$(35)
Weighted average credit losses (rate per annum)	5.99%
Impact on fair value of 10% adverse change	$(39)
Impact on fair value of 20% adverse change	$(77)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(2)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Proceeds from new credit card asset securitizations	$7.2	$3.7	$5.7
Proceeds from collections reinvested in previous credit card asset securitizations	$54.9	$61.6	$60.3
Contractual servicing fees received	$0.6	$0.6	$0.6
Cash flows received from retained interests	$2.3	$1.8	$1.7

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At November 30, 2005		Fiscal 2005
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$46,936	$1,867	$47,330	$2,476
Less: Securitized general purpose credit card loans	24,440

Owned general purpose credit card loans	$22,496

6.    Deposits.

Deposits were as follows:

	At November 30, 2005	At November 30, 2004
	(dollars in millions)
Demand, passbook and money market accounts	$2,629	$1,117
Consumer certificate accounts	1,826	1,021
$100,000 minimum certificate accounts	14,208	11,639

Total	$18,663	$13,777

The weighted average interest rates of interest-bearing deposits outstanding during fiscal 2005 and fiscal 2004 were 4.1% and 4.5%, respectively.

At November 30, 2005, interest-bearing deposits maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2006	$11,418
2007	3,697
2008	1,373
2009	635
2010	709

7.    Short-Term Borrowings.

The table below summarizes certain information regarding short-term borrowings for the fiscal years 2005 and 2004 (dollars in millions):

	At November 30,
	2005	2004
Commercial paper:
Balance at year-end	$23,209	$28,543

Average amount outstanding	$28,270	$22,781

Weighted average interest rate on year-end balance	3.3%	2.1%

Other short-term borrowings(1):
Balance at year-end	$7,911	$7,760

Average amount outstanding	$9,100	$7,625

(1)	These borrowings included bank loans, Federal Funds and bank notes.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, through one of its subsidiaries, maintains several funded committed credit facilities to support the collateralized commercial and residential mortgage whole loan business. Lenders to these facilities provided an aggregate of $18.2 billion in financing at November 30, 2005.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of two separate tranches: a U.S. dollar tranche with the Company as borrower and a Japanese yen tranche with MSJL as borrower and the Company as guarantor. Under this combined facility (the “MS-MSJL Facility”), the banks are committed to provide up to $5.5 billion under the U.S. dollar tranche and 70 billion Japanese yen under the Japanese yen tranche. At November 30, 2005, the Company had a $10.8 billion consolidated stockholders’ equity surplus as compared with the MS-MSJL Facility’s covenant requirement.

The Company maintains a master collateral facility that enables MS&Co., one of the Company’s U.S. broker-dealer subsidiaries, to pledge certain collateral to secure loan arrangements, letters of credit and other financial accommodations (the “MS&Co. Facility”). As part of the MS&Co. Facility, MS&Co. also maintains a secured committed credit agreement with a group of banks that are parties to the master collateral facility under which such banks are committed to provide up to $1.8 billion. At November 30, 2005, MS&Co. had a $2.6 billion surplus consolidated stockholders’ equity and a $0.1 billion surplus Net Capital as defined in the MS&Co. Facility and each as compared with the MS&Co. Facility’s covenant requirements.

The Company also maintains a revolving credit facility that enables MSIL, the Company’s London-based broker-dealer subsidiary, to obtain committed funding from a syndicate of banks (the “MSIL Facility”) by providing a broad range of collateral under repurchase agreements for a secured repo facility and a Company guarantee for an unsecured facility. The syndicate of banks is committed to provide up to an aggregate of $1.5 billion, available in six major currencies. At November 30, 2005, MSIL had a $3.0 billion surplus Shareholders’ Funds and a $2.9 billion surplus Financial Resources under U.K. GAAP (each as determined in accordance with the MSIL Facility) as compared with the MSIL Facility’s covenant requirements.

The Company anticipates that it may utilize the MS-MSJL Facility, the MS&Co. Facility or the MSIL Facility (the “Credit Facilities”) for short-term funding from time to time. The Company does not believe that any of the covenant requirements in any of its Credit Facilities will impair its ability to obtain funding under the Credit Facilities, to pay its current level of dividends, or to obtain loan arrangements, letters of credit or other financial accommodations. At November 30, 2005, no borrowings were outstanding under any of the Credit Facilities.

The Company and its subsidiaries also maintain certain committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	2005 Total(3)	2004 Total(3)
	(dollars in millions)
Due in fiscal 2005	$—	$—	$—	$—	$—	$—	$—	$12,764
Due in fiscal 2006	3,861	3,884	1,495	2,680	1,324	578	13,822	22,114
Due in fiscal 2007	3,771	22,049	896	516	2,754	322	30,308	11,169
Due in fiscal 2008	1,547	3,887	1,658	1,124	2,194	380	10,790	6,394
Due in fiscal 2009	1,869	1,128	498	2,741	260	1,094	7,590	8,472
Due in fiscal 2010	3,500	1,377	915	1,772	1,265	1,117	9,946	9,792
Thereafter	20,970	2,031	3,201	7,839	2,678	1,290	38,009	24,581

Total	$35,518	$34,356	$8,663	$16,672	$10,475	$4,781	$110,465	$95,286

Weighted average coupon at fiscal year-end	5.6%	4.3%	n/a	4.0%	2.8%	n/a	4.6%	4.2%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based primarily on Euribor floating rates.
(3)	Amounts include a decrease of approximately $324 million at November 30, 2005 and an increase of approximately $846 million at November 30, 2004 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

The Company’s long-term borrowings included the following components:

	At November 30,
	2005	2004
	(dollars in millions)
Senior debt	$103,694	$88,275
Subordinated debt	4,007	4,114
Junior subordinated debentures	2,764	2,897

Total	$110,465	$95,286

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions which effectively allow the holders to put or extend the notes aggregated $16,018 million at November 30, 2005 and $15,138 million at November 30, 2004. Subordinated debt and junior subordinated debentures typically are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index/equity-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exposures. To minimize the exposure resulting from movements in the underlying equity, credit, or other position or index, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks or specific equity securities, credit or other position or index. The Company accounts for its structured borrowings as having embedded derivatives. The changes in the fair value of the embedded derivatives in the Company’s structured borrowings are included in Principal transactions trading revenues. The swaps and purchased options are derivatives and are accounted for at fair value in accordance with SFAS No. 133 with changes in fair value also included in Principal transaction trading revenues.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $4,007 million having a contractual weighted average coupon of 4.86% at November 30, 2005 and $4,114 million having a weighted average coupon of 4.87% at November 30, 2004. Junior subordinated debentures issued by the Company were $2,764 million at November 30, 2005 and $2,897 million at November 30, 2004 having a contractual weighted average coupon of 6.45% at both November 30, 2005 and November 30, 2004. Maturities of the subordinated and junior subordinated notes range from fiscal 2006 to fiscal 2033. Maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

At November 30, 2005, MS&Co. had $82 million of 7.28% fixed rate subordinated Series E notes and $25 million of 7.82% fixed rate subordinated Series F notes. These notes had maturities from fiscal 2006 to fiscal 2016. The terms of such notes contain restrictive covenants that require, among other things, that MS&Co. maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined.

Asset and Liability Management.    In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate long-term debt and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Discover business) are used to finance the Company’s consumer loan portfolio. The Company uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Weighted average coupon of long-term borrowings at fiscal year-end(1)	4.6%	4.2%	4.6%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	4.1%	2.9%	2.4%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Cash paid for interest for the Company’s borrowings and deposits approximated the related interest expense in fiscal 2005, fiscal 2004 and fiscal 2003.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to fiscal year-end and through January 31, 2006, the Company’s long-term borrowings (net of repayments) increased by approximately $6 billion.

9.    Commitments and Contingencies.

Office Facilities.    The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2005, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Fiscal Year	(dollars in millions)
2006	$438
2007	420
2008	399
2009	341
2010	264
Thereafter	1,718

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $595 million, $444 million and $437 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The net rent expense for fiscal 2005 includes $109 million related to the lease adjustment charge recorded in the first quarter of fiscal 2005 (see Note 25).

Letters of Credit.    At November 30, 2005 and November 30, 2004, the Company had approximately $6.9 billion and $8.5 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate value of the investment grade and non-investment grade lending commitments are shown below:

	At November 30, 2005	At November 30, 2004
	(dollars in millions)
Investment grade lending commitments	$23,968	$18,989
Non-investment grade lending commitments	13,066	1,409

Total	$37,034	$20,398

Financial instruments sold, not yet purchased include obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating commitments to purchase the financial instruments in the market at prevailing prices. Consequently, the Company’s ultimate obligation to satisfy the sale of financial instruments sold, not yet purchased may exceed the amounts recognized in the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has commitments to fund other less liquid investments, including at November 30, 2005, $556 million in connection with principal investment and private equity activities. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At November 30, 2005, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $90 billion and $57 billion, respectively.

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

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

Coleman Litigation.    On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County. The complaint relates to the merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”) in 1998. The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others. On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the consolidated statement of financial condition is $1,863 million of commercial paper and other securities which have been pledged to obtain the bond which was posted in this matter. The Company filed its initial brief in support of its appeal on December 7, 2005. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the consolidated financial condition of the Company and/or the Company’s or Institutional Securities operating results for a particular future period, and the upper end of the range could exceed $1.2 billion.

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

In addition to the above mentioned regulatory matter with the SEC, numerous purported class actions have been filed against certain issuers of IPO securities, certain individual officers of those issuers, the Company and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints allege that the Company required customers that wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$5,192	$4,589	$4,020
Loss on discontinued operations, net	(302)	(103)	(233)
Cumulative effect of accounting change, net	49	—	—

Net income applicable to common shareholders	$4,939	$4,486	$3,787

Weighted average common shares outstanding	1,050	1,080	1,077

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$4.94	$4.25	$3.74
Loss on discontinued operations, net	(0.29)	(0.10)	(0.22)
Cumulative effect of accounting change, net	0.05	—	—

Basic EPS	$4.70	$4.15	$3.52

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Diluted EPS:
Net income applicable to common shareholders	$4,939	$4,486	$3,787

Weighted average common shares outstanding	1,050	1,080	1,077
Effect of dilutive securities:
Stock options	30	25	21
Convertible debt	—	—	1

Weighted average common shares outstanding and common stock equivalents	1,080	1,105	1,099

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting change, net	$4.81	$4.15	$3.66
Loss on discontinued operations, net	(0.29)	(0.09)	(0.21)
Cumulative effect of accounting change, net	0.05	—	—

Diluted EPS	$4.57	$4.06	$3.45

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	93	95	60

11.    Sales and Trading Activities.

The Company’s institutional sales and trading activities are conducted through the integrated management of its client-driven and proprietary transactions along with the hedging and financing of these positions. Sales and trading activities include revenues from customers purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account.

The Company’s trading portfolios are managed with a view toward the risk and profitability of the portfolios. The following discussions of risk management, market risk, credit risk, concentration risk and customer activities relate to the Company’s sales and trading activities.

Risk Management.    The cornerstone of the Company’s risk management philosophy is protection of the Company’s franchise, reputation and financial standing. The Company’s risk management philosophy is based on the following principles: comprehensiveness, independence, accountability, defined risk tolerance and transparency. Given the importance of effective risk management to the Company’s reputation, senior management requires thorough and frequent communication and appropriate escalation of risk matters.

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

The nature of the Company’s risks, coupled with this risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure includes the Firm Risk Committee and the Capital Structure and Strategic Transactions Committee, the Chief Risk Officer, the Internal Audit Department, independent control groups and various risk control managers, committees and groups located within the business segments.

The Firm Risk Committee, composed of the Company’s most senior officers, oversees the Company’s risk management structure. The Firm Risk Committee’s responsibilities include oversight of the Company’s risk management principles, procedures and limits, and the monitoring of material financial, operational and franchise risks. The Firm Risk Committee is overseen by the Audit Committee of the Board of Directors (the “Audit Committee”). The Capital Structure and Strategic Transactions Committee (the “Capital Committee”) reviews strategic transactions for the Company and significant changes to the Company’s capital structure. The Capital Committee’s responsibilities include reviewing measures of capital and evaluating capital resources relative to the Company’s risk profile and strategy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Chief Risk Officer, a member of the Firm Risk Committee, oversees compliance with Company risk limits; approves certain excessions of Company risk limits; reviews material market and credit risks; and reviews results of risk management processes with the Audit Committee.

The Internal Audit Department provides independent risk and control assessment and reports to the Audit Committee and administratively to the Chief Legal Officer. The Internal Audit Department periodically examines the Company’s operational and control environment and conducts audits designed to cover all major risk categories.

The Market Risk, Credit Risk, Operational Risk, Financial Control, Treasury and Law Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a risk committee that is responsible for ensuring that the business segment, as applicable: adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring, and management policies and procedures, and related controls.

Each of the Company’s business segments also has designated operations officers, committees and groups, including operations and information technology groups (collectively, “Segment Control Groups” and, together with the Company Control Groups, the “Control Groups”) to manage and monitor specific risks and report to the business segment risk committee. The Control Groups work together to review the risk monitoring and risk management policies and procedures relating to, among other things, the business segment’s market and credit risk profile, sales practices, pricing of consumer loans and reserve adequacy, reputation, legal enforceability, and operational and technological risks. Participation by the senior officers of the Control Groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo a thorough review.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Risk.    Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company incurs significant “single name” credit risk exposure through the Institutional Securities business. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis.

The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, Germany, United Kingdom and France), which, in the aggregate, represented approximately 6% of the Company’s total assets at November 30, 2005. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 31% of the Company’s total assets at November 30, 2005, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

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

Derivative Contracts.    The amounts in the following table represent unrealized gains and losses on exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment purposes and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at November 30, 2005 will not have a material effect on the Company’s financial condition.

The Company’s derivatives (both listed and OTC) at November 30, 2005 and November 30, 2004 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2005		At November 30, 2004
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$17,157	$13,212	$22,998	$18,797
Foreign exchange forward contracts and options	7,548	7,597	9,285	8,668
Equity securities contracts (including equity swaps, warrants and options)	7,290	11,957	5,898	7,373
Commodity forwards, options and swaps	13,899	12,186	11,294	8,702

Total	$45,894	$44,952	$49,475	$43,540

12.    Capital Units.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both November 30, 2005 and November 30, 2004.

13.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2005 and fiscal 2004 were as follows (share data in millions):

	Fiscal 2005	Fiscal 2004
Shares outstanding at beginning of period	1,087	1,085
Net impact of stock option exercises and other share issuances	39	25
Treasury stock purchases	(68)	(23)

Shares outstanding at end of period	1,058	1,087

Treasury Shares.    During fiscal 2005, the Company purchased $3.7 billion of its common stock through a combination of open market purchases and purchases from employees at an average cost of $54.31 per share. During fiscal 2004, the Company purchased $1.1 billion of its common stock through open market purchases at an average cost of $50.31 per share. The Board of Directors has authorized the Company to purchase, subject to market conditions and certain other factors, shares of common stock for capital management purposes. There were no repurchases made under the capital management authorization during fiscal 2005. The unused portion of this authorization at January 31, 2006 was approximately $600 million. The Company also has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rabbi Trusts.    The Company has established rabbi trusts (the “Trusts”) to provide common stock voting rights to certain employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Trusts was 60 million at November 30, 2005 and 78 million at November 30, 2004. The assets of the Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Regulatory Capital Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the New York Stock Exchange, Inc. (the “NYSE”) and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $2,752 million at November 30, 2005, which exceeded the amount required by $1,897 million. MSDWI’s net capital totaled $1,106 million at November 30, 2005, which exceeded the amount required by $1,025 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements. See also “Regulatory Developments” below.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2005, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2005, approximately $9.8 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

Regulatory Developments.    In June 2004, the SEC issued rules that permit certain highly capitalized broker-dealers that are part of a consolidated supervised entity to apply to the SEC for approval to use an alternative method for calculating net capital charges (the “CSE Rules”). To obtain approval to calculate capital under the alternative method in the CSE Rules, a broker-dealer’s holding company must consent, on a voluntary basis, to group-wide supervision and examination by the SEC and must have in place group-wide internal risk management controls and calculate capital in a manner generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”). The CSE Rules are intended to reduce regulatory capital costs for qualifying firms by permitting such firms to use proprietary mathematical risk measurement models for regulatory capital computation and internal control purposes.

On July 28, 2005, the SEC approved an application by MS&Co., one of the Company’s U.S. broker-dealers, for authorization to use, effective December 1, 2005, the alternative method of computing net capital set forth in the CSE Rules. The approval allows MS&Co. to use an alternative method based on mathematical models to calculate net capital charges for market and derivatives-related credit risk.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CSE Rules are also designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the European Union (“EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. Under this directive, financial groups that conduct business through regulated financial entities in the EU must first demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. On November 30, 2005, the U.K. Financial Services Authority determined that the SEC undertakes equivalent consolidated supervision for the Company.

The Company continues to work with its regulators on the implementation of the CSE Rules and Basel II capital standards. As rules related to Basel II are released, the Company will consult with regulators on the new requirements. Compliance with EU requirements (capital, oversight and reporting) will be a focus item through 2008.

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

	At November 30,
	2005	2004
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$3,716	$4,812

Cumulative translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$194	$747
Cumulative translation adjustments resulting from realized or unrealized (losses) gains on hedges, net of tax	(249)	(713)

Total cumulative translation adjustments	$(55)	$34

14.    Employee Compensation Plans.

As of December 1, 2004, the Company early adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures of such awards. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model (see Note 2).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 123R, fiscal 2005 compensation expense includes the amortization of fiscal 2003 and fiscal 2004 equity-based awards but did not include any amortization for fiscal 2005 year-end awards. This had the effect of reducing compensation expense in fiscal 2005. If SFAS No. 123R were not in effect, fiscal 2005’s compensation expense would have included three years of amortization (i.e., for awards granted in fiscal 2003, fiscal 2004 and fiscal 2005). In addition, the fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006, will be amortized over a shorter period (primarily two and three years) as compared with awards granted in fiscal 2004 and fiscal 2003 (primarily three and four years). The shorter amortization period will have the effect of increasing compensation expense in fiscal 2006.

Prior to fiscal 2003, under APB 25 and the terms of the Company’s plans in prior years, the Company recognized compensation expense for deferred stock awards in the year of grant; however, no compensation expense was generally recognized for stock option grants.

In fiscal 2004, eligible employees could elect to receive stock options as a portion of their annual year-end equity-based award as compared with prior years where one-half of the award was automatically granted in options. In fiscal 2005, the Company did not award stock options in connection with its annual year-end equity-based awards.

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Deferred stock	$601	$487	$109
Stock options	146	163	176
Employee Stock Purchase Plan	9	9	8
Employee Stock Ownership Plan	—	4	16

Total	$756	$663	$309

At November 30, 2005, the Company had approximately $857 million of compensation cost related to unvested stock-based awards not yet recognized (excluding fiscal 2005 year-end awards, which will begin to be amortized in fiscal 2006). The unrecognized compensation cost as of November 30, 2005 will primarily be recognized in fiscal 2006 and fiscal 2007.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At November 30, 2005, approximately 180 million shares were available for future grant under these plans.

The Company has an ongoing repurchase authorization in connection with awards granted under its equity-based compensation plans. Currently, the Company anticipates that it will repurchase between $2 billion and $4 billion of its common stock during fiscal 2006.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s restricted stock units (share data in millions):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Restricted stock units at beginning of year	78	65	80
Granted	4	29	11
Conversions to common stock	(18)	(14)	(24)
Canceled	(4)	(2)	(2)

Restricted stock units at end of year	60	78	65

The weighted average price of restricted stock units at the beginning and end of fiscal 2005 were $49.34 and $51.47, respectively. During fiscal 2005 the weighted average price for granted, converted and canceled restricted stock units were $53.10, $42.84, and $51.89, respectively.

The total fair value of restricted stock units converted during fiscal 2005, fiscal 2004 and fiscal 2003 were $986 million, $791 million and $1,152 million, respectively.

The following table sets forth activity relating to the Company’s unvested restricted stock units (share data in millions):

	Fiscal 2005
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of period	49	$50.94
Granted	4	53.10
Vested	(13)	48.26
Canceled	(4)	51.89

Unvested restricted stock units at end of period	36	$52.04

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

The weighted average fair values of options granted during fiscal 2005, fiscal 2004 and fiscal 2003 were $12.77, $16.67 and $19.75, respectively, utilizing the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Risk-free interest rate	3.7%	3.5%	3.6%
Expected option life in years	3.1	5.3	5.8
Expected stock price volatility	34.3%	34.6%	39.4%
Expected dividend yield	2.0%	1.9%	1.7%

The Company’s expected option life has been determined based upon historical experience and the expected stock price volatility has been determined based upon historical price data over a similar time period of the expected option life.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s stock option awards (share data in millions):

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	152.2	$47.09	175.5	$43.66	163.7	$40.11
Granted	0.9	54.73	4.2	51.83	31.0	54.69
Exercised	(19.5)	18.13	(21.0)	16.71	(12.9)	17.61
Canceled	(7.8)	57.01	(6.5)	55.55	(6.3)	59.24

Options outstanding at end of period	125.8	$51.01	152.2	$47.09	175.5	$43.66

Options exercisable at end of period	95.4	$50.10	95.9	$44.57	96.2	$37.13

The total intrinsic value of stock options exercised during fiscal 2005, fiscal 2004 and fiscal 2003 were $722 million, $766 million and $335 million, respectively.

As of November 30, 2005, the intrinsic value of in the money exercisable vested option awards was $857 million.

The following table presents information relating to the Company’s stock options outstanding at November 30, 2005 (share data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 6.00 – $ 29.99	12.0	$26.49	2.0	12.0	$26.49
$30.00 – $ 39.99	12.5	35.62	3.1	12.5	35.62
$40.00 – $ 49.99	20.0	42.93	6.3	17.7	42.94
$50.00 – $ 59.99	50.2	55.39	7.0	22.2	56.16
$60.00 – $ 69.99	28.7	63.11	4.5	28.6	63.12
$70.00 – $107.99	2.4	85.04	3.1	2.4	85.04

Total	125.8			95.4

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value. Since adopting SFAS No. 123, the Company has expensed the 15% discount associated with the ESPP.

Morgan Stanley 401(k) and Profit Sharing Awards.    Eligible U.S. employees receive 401(k) matching contributions which are invested in the Company’s common stock. The Company also provides discretionary profit sharing to certain employees. The pre-tax expense associated with the 401(k) match and profit sharing for fiscal 2005, fiscal 2004 and fiscal 2003 was $132 million, $118 million and $96 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain other postemployment benefits other than pension and postretirement benefits to certain former employees or inactive employees prior to retirement. The following summarizes these plans:

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by a non-contributory pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible U.S. retirees and their dependents.

The Company uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans.

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

Net periodic benefit expense included the following components:

	Pension			Postretirement
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Service cost, benefits earned during the period	$122	$114	$109	$8	$9	$8
Interest cost on projected benefit obligation	129	120	116	11	10	9
Expected return on plan assets	(128)	(129)	(118)	—	—	—
Net amortization	36	26	19	—	—	—
Net settlements and curtailments	—	—	2	—	—	—
Special termination benefits	—	—	6	—	—	—

Net periodic benefit expense	$159	$131	$134	$19	$19	$17

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2005 and fiscal 2004 as well as a summary of the funded status at November 30, 2005 and November 30, 2004:

	Pension		Postretirement
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,255	$2,010	$183	$171
Service cost	122	114	8	9
Interest cost	129	120	11	10
Plan amendments	—	1	—	—
Actuarial loss	167	108	3	2
Benefits paid and settlements	(122)	(154)	(9)	(9)
Other, including foreign currency exchange rate changes	(27)	56	—	—

Benefit obligation at end of year	$2,524	$2,255	$196	$183

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$1,868	$1,701	$—	$—
Actual return on plan assets	215	183	—	—
Employer contributions	272	120	9	9
Benefits paid and settlements	(122)	(154)	(9)	(9)
Other, including foreign currency exchange rate changes	(16)	18	—	—

Fair value of plan assets at end of year	$2,217	$1,868	$—	$—

Funded status:
Funded status	$(307)	$(387)	$(196)	$(183)
Amount contributed to plan after measurement date	3	2	—	—
Unrecognized prior-service cost	(128)	(141)	(8)	(9)
Unrecognized loss	852	827	52	50

Net amount recognized	$420	$301	$(152)	$(142)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid benefit cost	$657	$530	$—	$—
Accrued benefit liability	(255)	(270)	(152)	(142)
Intangible asset	1	—	—	—
Accumulated other comprehensive income	17	41	—	—

Net amount recognized	$420	$301	$(152)	$(142)

The accumulated benefit obligation for all defined benefit pension plans was $2,351 million and $2,089 million at November 30, 2005 and November 30, 2004, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2005	November 30, 2004
	(dollars in millions)
Projected benefit obligation	2,402	2,255
Fair value of plan assets	2,089	1,868

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2005	November 30, 2004
	(dollars in millions)
Accumulated benefit obligation	278	372
Fair value of plan assets	28	114

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability of $18 million at November 30, 2005 and $41 million at November 30, 2004 for defined benefit pension plans whose accumulated benefit obligations exceeded plan assets. A corresponding amount was recognized as an intangible asset, to the extent of unrecognized prior-service cost. The remaining balance of $17 million ($5 million, net of income taxes) in fiscal 2005 and $41 million ($30 million, net of income taxes) in fiscal 2004 was recorded as a reduction of Accumulated other comprehensive income (loss), a component of Shareholders’ equity.

Assumptions.

The following table presents the weighted average assumptions used to determine benefit obligations at fiscal year-end:

	Pension		Postretirement
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Discount rate	5.60%	5.90%	5.75%	6.05%
Rate of future compensation increases	4.35	4.45	n/a	n/a

The following table presents the weighted average assumptions used to determine net periodic benefit costs for fiscal 2005, fiscal 2004 and fiscal 2003:

	Pension			Postretirement
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005	Fiscal 2004	Fiscal 2003
Discount rate	5.90%	6.05%	6.75%	6.05%	6.20%	6.75%
Expected long-term rate of return on plan assets	6.95	7.20	7.50	n/a	n/a	n/a
Rate of future compensation increases	4.45	4.85	5.00	n/a	n/a	n/a

The expected long-term rate of return on assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations at fiscal year-end:

	November 30, 2005	November 30, 2004
Health care cost trend rate assumed for next year:
Medical	9.70-10.05%	10.30-10.80%
Prescription	13.55%	14.80%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(dollars in millions)
Effect on total of service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	25	(20)

Qualified Plan Assets.

The Qualified Plan assets represent 92% of the Company’s total pension plan assets. The weighted average asset allocations for the Qualified Plan at November 30, 2005 and November 30, 2004 and the targeted asset allocation for fiscal 2006 by asset class were as follows:

	Fiscal 2006 Targeted	November 30, 2005	November 30, 2004
Equity securities	45%	47%	51%
Fixed income securities	55	43	43
Other—primarily cash	—	10	6

Total	100%	100%	100%

Qualified Pension Plan Asset Allocation.    The Company, in consultation with its independent investment consultants and actuaries, determined the asset allocation targets for its Qualified Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices, long-term historical and prospective capital market returns, were considered as well.

The Qualified Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments. Total Qualified Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the S&P 500 Index, the Russell 2000 Index, the MSCI EAFE Index and, in the case of the fixed income portfolio, the Qualified Plan’s liability profile.

Both the equity and fixed income portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer duration fixed income allocation is expected to help stabilize plan contributions over the long run.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The asset mix of the Company’s Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee on a regular basis. When asset class exposure reaches a minimum or maximum level, an asset allocation review process is initiated and the portfolio is automatically rebalanced back to target allocation levels, unless the Investment Committee determines otherwise.

The Investment Committee has determined to allocate no more than 10% of the Qualified Plan assets to “alternative” asset classes that provide attractive diversification benefits, absolute return enhancement and/or other potential benefit to the plan. Allocations to alternative asset classes will be made based upon an evaluation of particular attributes and relevant considerations of each asset class.

Derivative instruments are permitted in the Qualified Plan’s portfolio only to the extent that they comply with all of the plan’s policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•	Derivatives may be used only if the vehicle is deemed by the investment manager to be more attractive than a similar direct investment in the underlying cash market; or if the vehicle is being used to manage risk of the portfolio.

•	Under no circumstances may derivatives be used in a speculative manner or to leverage the portfolio.

•	Derivatives may not be used as short-term trading vehicles. The investment philosophy of the Qualified Plan is that investment activity is undertaken for long-term investment, rather than short-term trading.

•	Derivatives may only be used in the management of the Qualified Plan’s portfolio when their possible effects can be quantified, shown to enhance the risk-return profile of the portfolio and reported in a meaningful and understandable manner.

As a fundamental operating principle, any restrictions on the underlying assets apply to a respective derivative product. This includes percentage allocations and credit quality. The purpose of the use of derivatives is to enhance investment in the underlying assets, not to circumvent portfolio restrictions.

Cash Flows.

The Company expects to contribute approximately $140 million to its pension and postretirement benefit plans (U.S. and non-U.S.) in fiscal 2006 based upon their current funded status and expected asset return assumptions for fiscal 2006, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2006	$96	$10
Fiscal 2007	103	10
Fiscal 2008	108	10
Fiscal 2009	111	10
Fiscal 2010	114	11
Fiscal 2011-2015	712	59

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Pension Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2005, fiscal 2004 and fiscal 2003, the Company’s expense related to these plans was $73 million, $58 million and $56 million, respectively.

Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. These benefits were not material to the consolidated financial statements in fiscal 2005, fiscal 2004 and fiscal 2003.

16.    Income Taxes.

The provision for income taxes from continuing operations consisted of:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(dollars in millions)
Current:
U.S. federal	$1,674	$1,191	$897
U.S. state and local	238	217	122
Non-U.S.	1,022	709	467

	2,934	2,117	1,486

Deferred:
U.S. federal	(949)	(152)	150
U.S. state and local	(69)	(22)	48
Non-U.S.	(58)	(87)	23

	(1,076)	(261)	221

Provision for income taxes from continuing operations	$1,858	$1,856	$1,707

Income tax benefit from discontinued operations	$184	$69	$160

The following table reconciles the provision for income taxes to the U.S. federal statutory income tax rate:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.6	1.9	1.9
Lower tax rates applicable to non-U.S. earnings(1)	(4.7)	(1.2)	(2.1)
Domestic tax credits	(5.5)	(5.4)	(4.6)
Other	0.1	(1.5)	(0.4)

Effective income tax rate	26.5%	28.8%	29.8%

(1)	Fiscal 2005 amount includes impact of $309 million income tax benefit resulting from repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

As of November 30, 2005, the Company had approximately $3.9 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The American Jobs Creation Act of 2004 (the “American Jobs Creation Act”), adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. In the fourth quarter of fiscal 2005, the Company recorded an income tax benefit of $309 million, or $0.29 per diluted share, resulting from the Company’s repatriation of approximately $4.0 billion of qualifying foreign earnings under the provisions of the American Jobs Creation Act. The $309 million tax benefit resulted from the reversal of net deferred tax liabilities previously provided under SFAS No. 109, “Accounting for Income Taxes,” net of additional taxes associated with these qualifying earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2005 and November 30, 2004 were as follows:

	November 30, 2005	November 30, 2004
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$2,313	$2,075
Loan loss allowance	305	341
Other valuation and liability allowances	1,047	806
Deferred expenses	20	21
Other	1,452	1,014

Total deferred tax assets	5,137	4,257

Deferred tax liabilities:
Prepaid commissions	132	118
Fixed assets	551	692
Other	887	812

Total deferred tax liabilities	1,570	1,622

Net deferred tax assets	$3,567	$2,635

Cash paid for income taxes was $1,536 million, $818 million and $746 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

The Company recorded income tax benefits of $317 million, $331 million and $333 million related to employee stock compensation transactions in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Such benefits were credited to Paid-in capital.

As of November 30, 2005, the amount of goodwill that is expected to be tax deductible was approximately $500 million.

Income Tax Examinations.    The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2004. The Company has filed an appeal with respect to unresolved issues relative to the IRS examination of years 1994-1998. The Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material negative impact on the consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

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

Beginning in the third quarter of fiscal 2005, the Company renamed three of its business segments. The Individual Investor Group was renamed “Retail Brokerage,” Investment Management was renamed “Asset Management” and Credit Services was renamed “Discover.” In addition, beginning in the third quarter of fiscal 2005, the principal components of the residential mortgage loan business previously included in the Discover business segment are managed by and included within the results of the Institutional Securities business segment. Prior years have been restated to conform to the current year’s presentation.

Selected financial information for the Company’s segments is presented below:

Fiscal 2005	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$13,652	$4,695	$2,895	$2,059	$(273)	$23,028
Net interest	2,021	324	12	1,393	—	3,750

Net revenues	$15,673	$5,019	$2,907	$3,452	$(273)	$26,778

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$4,754	$585	$1,007	$921	$94	$7,361
Losses from unconsolidated investees	311	—	—	—	—	311
Provision for income taxes	909	197	378	340	34	1,858

Income from continuing operations before cumulative effect of accounting change, net(1)(2)	$3,534	$388	$629	$581	$60	$5,192

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2004(3)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$10,702	$4,362	$2,736	$2,322	$(291)	$19,831
Net interest	2,411	253	2	1,211	—	3,877

Net revenues	$13,113	$4,615	$2,738	$3,533	$(291)	$23,708

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$4,281	$371	$827	$1,221	$118	$6,818
Losses from unconsolidated investees	328	—	—	—	—	328
Provision for income taxes	932	120	318	443	43	1,856
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income from continuing operations(1)	$2,976	$251	$509	$778	$75	$4,589

Fiscal 2003(3)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$9,727	$4,021	$2,282	$2,047	$(305)	$17,772
Net interest	1,574	221	(6)	1,256	—	3,045

Net revenues	$11,301	$4,242	$2,276	$3,303	$(305)	$20,817

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$4,066	$464	$482	$1,027	$121	$6,160
Losses from unconsolidated investees	279	—	—	—	—	279
Provision for income taxes	924	194	161	378	50	1,707
Dividends on preferred securities subject to mandatory redemption	154	—	—	—	—	154

Income from continuing operations(1)	$2,709	$270	$321	$649	$71	$4,020

Total Assets(4)	Institutional Securities	Retail Brokerage	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At November 30, 2005	$848,943	$19,290	$3,543	$26,866	$(119)	$898,523

At November 30, 2004(3)	$701,853	$17,839	$3,759	$24,096	$(213)	$747,334

At November 30, 2003(3)	$558,807	$16,665	$3,748	$23,954	$(331)	$602,843

(1)	See Note 18 for a discussion of discontinued operations.
(2)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(3)	Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.
(4)	Corporate assets have been fully allocated to the Company’s business segments.

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

Fiscal 2005(1)(2)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$18,796	$6,701	$2,480	$359	$(1,558)	$26,778
Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	4,185	1,965	931	280	—	7,361
Total assets at November 30, 2005	1,104,823	586,825	54,037	29,858	(877,020)	898,523

Fiscal 2004(1)(3)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$17,365	$5,219	$1,950	$520	$(1,346)	$23,708
Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	4,324	1,387	639	468	—	6,818
Total assets at November 30, 2004	973,471	463,300	40,074	26,402	(755,913)	747,334

Fiscal 2003(1)(3)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$15,746	$4,127	$1,731	$86	$(873)	$20,817
Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	4,614	918	591	37	—	6,160
Total assets at November 30, 2003	773,609	305,256	48,666	22,917	(547,605)	602,843

(1)	See Note 18 for a discussion of discontinued operations.
(2)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(3)	Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.

18.    Discontinued Operations.

Fiscal 2005.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” under the provisions of SFAS No. 144 and reported as discontinued operations in the Company’s consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-down of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144, the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the first half of fiscal 2006.

Fiscal 2004.

In the third quarter of fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million pre-tax loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold.

In accordance with SFAS No. 144, the Company’s aircraft were reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an aircraft may not be recoverable. During the second quarter of fiscal 2004, the Company evaluated various financing strategies for its aircraft financing business. As part of that evaluation and to determine the potential debt ratings associated with the financing strategies, the Company commissioned appraisals of the aircraft portfolio from three independent aircraft appraisal firms. The appraisals indicated a decrease in the aircraft portfolio average market value of 12% from the appraisals obtained at the date of the prior impairment charge (May 31, 2003). In accordance with SFAS No. 144, the Company considered the decline in appraisal values a significant decrease in the market price of its aircraft portfolio and thus a trigger event to test for impairment in the carrying value of its aircraft.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows with its respective carrying value. For those aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value if lower than the carrying value. To determine each aircraft’s fair value, the Company used the market value appraisals provided by independent appraisers (BK Associates, Inc., Morten Beyer & Agnew, Inc. and Airclaims Limited). As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $109 million in the second quarter of fiscal 2004 based on the average of the market value appraisals provided by the three independent appraisers. The impairment charge was primarily concentrated in two particular types of aircraft, the MD-83 and A300-600R, which contributed approximately $85 million of the $109 million charge. The decrease in the projected undiscounted cash flows and the significant decline in the appraisal values for these aircraft reflects, among other things, a very small operator base and therefore limited opportunities to lease such aircraft.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2003.

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

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Fiscal Year
	2005	2004	2003
Gross revenues from discontinued operations	$417	$473	$481
Pre-tax loss on discontinued operations	486	172	393

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business as of November 30, 2005:

At November 30, 2005
(dollars in millions)
Assets:
Aircraft under operating leases	$3,145
Other assets	54

Total assets	$3,199

Liabilities:
Payable to affiliates	$2,055
Other liabilities	690

Total liabilities	$2,745

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it is deemed to be the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5), the Company does not consolidate the entity.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included below may not be held by the Company at the end of future quarterly reporting periods.

At November 30, 2005, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $8.5 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At November 30, 2005, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $26.1 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, exchangeable trust, loan and bond issuing, collateralized debt obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $13.4 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at November 30, 2005. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liquidity Guarantees.    The Company has entered into liquidity facilities with special purpose entities and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the special purpose entities in the event payments are required under such liquidity facilities.

The table below summarizes certain information regarding these guarantees at November 30, 2005:

	Maximum Potential Payout/Notional
	Years to Maturity				Total	Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Derivative contracts	$477,387	$408,869	$537,232	$444,284	$1,867,772	$28,563	$106
Standby letters of credit and other financial guarantees	4,432	250	603	1,756	7,041	83	854
Market value guarantees	15	131	78	676	900	54	135
Liquidity facilities	1,437	8	49	98	1,592	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could be required to make under these provisions at November 30, 2005 and November 30, 2004 was $349 million and $265 million, respectively. As of November 30, 2005 and November 30, 2004, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $36 million and $68 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2005 and November 30, 2004, the maximum potential amount of future payments the Company may be required to make under its surety bond was $157 million and $198 million, respectively. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain information regarding merchant chargeback guarantees during fiscal 2005 and fiscal 2004:

	Fiscal Year
	2005	2004
Losses related to merchant chargebacks (dollars in millions)	$6	$6
Aggregate credit card sales volume (dollars in billions)	87.2	79.5

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at November 30, 2005. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At November 30,
	2005	2004
	(dollars in millions)
Settlement withholdings and escrow deposits	$42	$53

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

21.    Fair Value of Financial Instruments.

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include: cash and cash equivalents, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements, customer and broker receivables and payables, certain other assets, commercial paper, and other short-term borrowings and payables.

The fair value of certain of the Company’s other assets and liabilities is presented below.

Financial Instruments Owned and Financial Instruments Sold, not yet Purchased.    The Company’s financial instruments used for trading and investment and for asset and liability management are recorded at fair value as discussed in Note 2.

Consumer Loans.    The fair value of consumer loans is determined by discounting cash flows using current market rates of loans having similar characteristics. The cash flow calculation methodologies, which vary by product, include adjustments for credit risk and prepayment rates commensurate with recent and projected trends. At November 30, 2005 and November 30, 2004, the carrying value of the Company’s consumer loans was approximately $0.2 billion and $1.0 billion, respectively, less than their estimated fair value.

Collateralized Transaction Activities.    Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase and Securities loaned, are recorded at their original contract

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount plus accrued interest. As the majority of such activities are short term in nature, the carrying value of these instruments approximates fair value.

Deposits.    The estimated fair value of the Company’s deposits, using current rates for deposits with similar remaining maturities, approximated carrying value at November 30, 2005 and November 30, 2004.

Long-Term Borrowings.    The Company’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge under SFAS No. 133. The fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2005 and November 30, 2004, the carrying value of the Company’s long-term borrowings was approximately $0.9 billion and approximately $1.2 billion, respectively, less than fair value.

22.    Investments in Unconsolidated Investees.

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

In fiscal 2005, fiscal 2004 and fiscal 2003, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2005	2004	2003
	(dollars in millions)
Losses from unconsolidated investees	$311	$328	$279
Tax credits	336	351	308
Tax benefits on losses	124	132	112

Under the current tax law, synthetic fuels tax credits are granted under Section 29 (or, for the Company’s fiscal years beginning after 2005, under Section 45K) of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2005 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Based on the annual average price of a barrel of oil in 2005, the Company does not expect to lose any synthetic fuels tax credits generated in 2005 due to phase-out. In fiscal 2005 and fiscal 2006, the Company entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits in 2005 and 2006. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

IRS field auditors had contested the placed-in-service date of several synthetic fuel facilities owned by one of the Company’s unconsolidated investees (“the LLC”). To qualify for the Section 29 tax credits, the production facility must have been placed-in-service before July 1, 1998. The IRS has issued a Technical Advice

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Memorandum confirming that the LLC synthetic fuel facilities at issue meet the placed-in-service requirement under Section 29 of the Internal Revenue Code. The LLC has been informed that the IRS field auditors have decided to close the audit without any disallowance of tax credits.

23.    Business Acquisitions and Sales.

PULSE.    On January 12, 2005, the Company completed the acquisition of PULSE, a U.S.-based automated teller machine/debit and electronic funds transfer network currently serving banks, credit unions and savings and other financial institutions. The Company believes that the combination of the PULSE and Discover Networks will create a leading electronic payments company offering a full range of products and services for financial institutions, consumers and merchants. As of the date of acquisition, the results of PULSE are included within the Discover business segment. The acquisition price was approximately $324 million, which was paid in cash during fiscal 2005. The Company recorded goodwill and other intangible assets of $329 million in connection with the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At January 12, 2005
(dollars in millions)
Cash and cash equivalents	$1
Receivables	22
Office facilities	16
Other assets	14
Amortizable intangible assets	73
Goodwill	256

Total assets acquired	382
Total liabilities assumed	58

Net assets acquired	$324

The $73 million of acquired amortizable intangible assets include customer relationships of $70 million (15-year estimated useful life) and trademarks of $3 million (25-year estimated useful life).

Barra.    On June 3, 2004, the Company completed the acquisition of Barra, a global leader in delivering risk management systems and services to managers of portfolio and firmwide investment risk. The Company believes that the combination of Morgan Stanley Capital International Inc., a majority-owned subsidiary of the Company, and Barra created a leading global provider of benchmark indices and risk management analytics. Since the date of acquisition, the results of Barra have been included within the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million. The Company recorded goodwill and other intangible assets totaling $663 million in connection with the acquisition. In February 2005, the Company sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra in June 2004. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $350 million of acquired amortizable intangible assets included technology-related assets of $222 million (seven-year weighted average useful life), trademarks of $102 million (21-year weighted average useful life) and customer relationships of $26 million (11-year weighted average useful life).

Lend Lease.    In fiscal 2003, the Company acquired selected components of the U.S. real estate equity advisory businesses of Lend Lease Corporation, an Australia-based company. The financial statement impact related to this acquisition, which is included in the Company’s Institutional Securities segment, was not significant.

The pro forma impact of each of the above business acquisitions was not material to the consolidated financial statements.

Goldfish.    On December 20, 2005, the Company announced that it had entered into a definitive agreement to acquire the Goldfish credit card business (“Goldfish”) from Lloyds TSB for approximately £1 billion. The acquisition of Goldfish will add approximately 800,000 accounts and approximately £0.8 billion of receivables to the Company’s existing U.K. credit card business. The Company currently expects the transaction to be completed in February 2006. The results of Goldfish will be included within the Discover business segment as of the date of acquisition.

24.    Insurance Settlement.

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

In the first quarter of fiscal 2005, the Company settled its claim with its insurance carriers related to the events of September 11, 2001. The Company recorded a pre-tax gain of $251 million as the insurance recovery was in excess of previously recognized costs related to the terrorist attacks (primarily write-offs of leasehold improvements and destroyed technology and telecommunications equipment in the World Trade Center complex, employee relocation and certain other employee-related expenditures).

The pre-tax gain, which was recorded as a reduction to non-interest expenses, is included within the Retail Brokerage ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The cumulative effect of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Retail Brokerage ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction was not material for all periods presented to the pre-tax income of each of the segments or to the Company.

26.    Limited Partnerships.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company is required to adopt EITF Issue No. 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. The Company is currently assessing the impact on these existing limited partnerships of adopting the provisions of EITF Issue No. 04-5; however, because the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the Company does not expect the impact of EITF Issue No. 04-5 to be material.

27.    Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Retail Brokerage segment in the fourth quarter of fiscal 2004. Such adjustment reduced net income by approximately $50 million and basic and diluted earnings per share by $0.05.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Quarterly Results (unaudited).

	2005 Fiscal Quarter(1)				2004 Fiscal Quarter(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except per share data)
Total revenues	$11,598	$11,801	$13,157	$15,525	$9,434	$9,758	$9,788	$10,361
Interest expense	4,625	5,561	5,986	8,253	2,934	2,910	4,150	4,713
Provision for consumer loan losses	135	209	224	310	262	200	240	224

Net revenues	6,838	6,031	6,947	6,962	6,238	6,648	5,398	5,424

Total non-interest expenses	4,743	4,637	5,205	4,832	4,310	4,721	4,125	3,734

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	2,095	1,394	1,742	2,130	1,928	1,927	1,273	1,690
Losses from unconsolidated investees	73	67	105	66	93	81	77	77
Provision for income taxes	673	396	471	318	557	548	339	412
Dividends on preferred securities subject to mandatory redemption	—	—	—	—	45	—	—	—

Income from continuing operations	1,349	931	1,166	1,746	1,233	1,298	857	1,201
Discontinued operations(2):
Gain/(loss) from discontinued operations	7	(5)	(1,700)	1,212	(12)	(125)	(33)	(2)
Income tax (provision)/benefit	(3)	2	678	(493)	5	50	13	1

Gain/(loss) on discontinued operations.	4	(3)	(1,022)	719	(7)	(75)	(20)	(1)
Cumulative effect of accounting change, net(3)	49	—	—	—	—	—	—	—

Net income	$1,402	$928	$144	$2,465	$1,226	$1,223	$837	$1,200

Basic earnings per share(4):
Income from continuing operations	$1.26	$0.88	$1.12	$1.69	$1.15	$1.20	$0.80	$1.11
(Loss)/gain on discontinued operations	—	—	(0.98)	0.70	(0.01)	(0.07)	(0.02)	—
Cumulative effect of accounting change, net(3)	0.05	—	—	—	—	—	—	—

Basic EPS	$1.31	$0.88	$0.14	$2.39	$1.14	$1.13	$0.78	$1.11

Diluted earnings per share(4):
Income from continuing operations	$1.24	$0.86	$1.09	$1.64	$1.12	$1.17	$0.78	$1.09
(Loss)/gain on discontinued operations	—	—	(0.96)	0.68	(0.01)	(0.07)	(0.02)	—
Cumulative effect of accounting change, net(3)	0.05	—	—	—	—	—	—	—

Diluted EPS	$1.29	$0.86	$0.13	$2.32	$1.11	$1.10	$0.76	$1.09

Dividends to common shareholders	$0.27	$0.27	$0.27	$0.27	$0.25	$0.25	$0.25	$0.25
Book value	$25.83	$26.07	$26.07	$27.59	$23.75	$24.59	$25.00	$25.95

(1)	Certain reclassifications have been made to previously reported quarterly amounts to conform to the current year’s presentation.
(2)	See Note 18 for a discussion of discontinued operations.
(3)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(4)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of Morgan Stanley’s internal control over financial reporting as of November 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Morgan Stanley maintained effective internal control over financial reporting as of November 30, 2005.

Morgan Stanley’s independent registered public accounting firm has audited and issued their report on management’s assessment of Morgan Stanley’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Morgan Stanley:

We have audited management’s assessment, included within this November 30, 2005 Form 10-K of Morgan Stanley and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 30, 2005 and the related consolidated statement of income, comprehensive income, cash flows and changes in shareholders’ equity for the year ended November 30, 2005 of the Company and our report dated February 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption in 2005 of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the change in classification of repurchase transactions in the consolidated statements of cash flows.

/s/ Deloitte & Touche LLP
New York, New York

February 8, 2006

Changes in Internal Control Over Financial Reporting

No change in Morgan Stanley’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2005 that materially affected, or is reasonably likely to materially affect, Morgan Stanley’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to Morgan Stanley’s directors and nominees under the following captions in Morgan Stanley’s definitive proxy statement for its annual stockholders meeting to be held on April 4, 2006 (to be filed within 120 days after November 30, 2005) (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•	“Item 1—Election of directors”

•	“Item 1—Election of directors—Board meetings and committees”

Information relating to Morgan Stanley’s executive officers is contained in Part I, Item 1 of this report under the following caption.

•	“Executive Officers of Morgan Stanley”

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller and Principal Accounting Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Because our common stock is listed on the NYSE and the Pacific Exchange, our Chief Executive Officer is required to make, and he has made, an annual certification to each of the NYSE and the Pacific Exchange stating that he was not aware of any violation by Morgan Stanley of the corporate governance listing standards of the applicable exchange. Our previous Chief Executive Officer made his annual certification to that effect to the NYSE and the Pacific Exchange as of April 13, 2005. In addition, Morgan Stanley has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of Morgan Stanley’s public disclosure.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of directors—Director compensation”

•	“Executive compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Morgan Stanley’s equity compensation plans as of November 30, 2005. Morgan Stanley has not made any grants outside of its equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	125,832,092	(2)	$51.0060	(2)	153,999,093	(4)
Equity compensation plans not approved by security holders	—		—		13,324,111	(5)
Total	125,832,092	(2)	$51.0060		167,323,204

(1)	This column contains information regarding employee and non-employee director stock options only; there are no warrants or stock appreciation rights outstanding.
(2)	Includes stock options to purchase 189,180 shares of common stock at a weighted-average exercise price of $17.6273 that were assumed as a result of the merger of Dean Witter, Discover & Co. and Morgan Stanley Group Inc. effected on May 31, 1997.
(3)	This column does not (a) include 13,127,868 shares available under Morgan Stanley’s 401(k) retirement plan or (b) take into account 31,928,225 shares issued with respect to fiscal 2005 year-end equity awards, which were granted to employees in December 2005.
(4)	Includes the following:
•	68,907,418 shares available under the 1995 Equity Incentive Compensation Plan, Morgan Stanley’s principal plan for making equity awards to employees. Awards under this plan may consist of stock awards, stock units that are settled by the delivery of shares of common stock, stock options, stock appreciation rights and other forms of equity-based or equity-related awards approved by the Compensation, Management Development & Succession Committee of Morgan Stanley’s Board of Directors. To date, awards under this plan have consisted principally of stock units and stock options.
•	44,643,786 shares available under the Employee Stock Purchase Plan. Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees may purchase shares of common stock at a discount to market price through regular payroll deduction.
•	33,479,839 shares available under the Employees’ Equity Accumulation Plan. Awards under this plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the Compensation, Management Development & Succession Committee.
•	6,293,377 shares available under the Tax Deferred Equity Participation Plan. Awards under this plan consist of restricted stock units which are settled by the delivery of shares of common stock. Morgan Stanley currently does not grant awards under this plan.
•	674,673 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock to non-employee directors and also provides non-employee directors the ability to defer the fees they earn from services as a director in the form of stock units. See “Director Compensation” in Part III, Item 11.
(5)	209,249 shares available under the Branch Manager Compensation Plan and 13,114,862 shares available under the Financial Advisor Productivity Compensation Plan. Morgan Stanley currently does not grant awards under these plans. The material features of these plans are described below as required by SEC rules.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2006.

MORGAN STANLEY (REGISTRANT)

By:	/s/ JOHN J. MACK
(John J. Mack) Chairman of the Board and Chief Executive Officer

Power of Attorney

We, the undersigned directors and executive officers of Morgan Stanley, hereby severally constitute Gary G. Lynch, David H. Sidwell and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of February, 2006.

Signature	Title

/s/ JOHN J. MACK (John J. Mack)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID H. SIDWELL (David H. Sidwell)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL C. WIRTH (Paul C. Wirth)	Controller and Principal Accounting Officer (Principal Accounting Officer)

/s/ ROY J. BOSTOCK (Roy J. Bostock)	Director

/s/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/s/ SIR HOWARD J. DAVIES (Sir Howard J. Davies)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

Signature	Title

/s/ CHARLES H. NOSKI (Charles H. Noski)	Director

/s/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/s/ KLAUS ZUMWINKEL (Klaus Zumwinkel)	Director

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	106
Consolidated Statements of Financial Condition at November 30, 2005 and November 30, 2004	107
Consolidated Statements of Income for Fiscal 2005, Fiscal 2004 and Fiscal 2003	109
Consolidated Statements of Comprehensive Income for Fiscal 2005, Fiscal 2004 and Fiscal 2003	110
Consolidated Statements of Cash Flows for Fiscal 2005, Fiscal 2004 and Fiscal 2003	111
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2005, Fiscal 2004 and Fiscal 2003	112
Notes to Consolidated Financial Statements	113

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2005 and November 30, 2004 and for each of the three fiscal years in the period ended November 30, 2005

S-2 - S-6

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2005	November 30, 2004
Assets:
Cash and cash equivalents	$13,779	$20,996
Financial instruments owned	13,399	15,559
Securities purchased under agreement to resell with affiliate	24,298	10,001
Advances to subsidiaries	113,835	114,675
Investment in subsidiaries, at equity	29,499	30,971
Other assets	7,608	6,408

Total assets	$202,418	$198,610

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$17,630	$28,809
Financial instruments sold, not yet purchased	9,706	10,542
Payables to subsidiaries	32,903	33,683
Other liabilities and accrued expenses	7,992	5,729
Long-term borrowings	105,005	91,641

	173,236	170,404

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2005 and 2004;
Shares issued: 1,211,701,522 in 2005 and 2004;
Shares outstanding: 1,057,677,994 in 2005 and 1,087,087,116 in 2004	12	12
Paid-in capital	2,389	2,088
Retained earnings	35,185	31,426
Employee stock trust	3,060	3,824
Accumulated other comprehensive loss	(190)	(56)
Common stock held in treasury, at cost, $0.01 par value; 154,023,558 shares in 2005 and 124,614,436 shares in 2004	(8,214)	(6,614)
Common stock issued to employee trust	(3,060)	(2,474)

Total shareholders’ equity	29,182	28,206

Total liabilities and shareholders’ equity	$202,418	$198,610

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues:
Interest and dividends	$3,698	$1,827	$1,929
Principal transactions	159	49	50
Other	6	(2)	1

Total revenues	3,863	1,874	1,980

Expenses:
Interest expense	3,126	1,978	2,214
Non-interest expenses	106	124	90

Total expenses	3,232	2,102	2,304

Income (loss) before income tax (provision) benefit and equity in earnings of subsidiaries	631	(228)	(324)
Income tax (provision) benefit	(143)	54	92

Income (loss) before equity in earnings of subsidiaries	488	(174)	(232)
Equity in earnings of subsidiaries, net of tax (including a cumulative effect of accounting change of $49 in fiscal 2005)	4,451	4,660	4,019

Net income	$4,939	$4,486	$3,787

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(89)	76	78
Net change in cash flow hedges	(70)	26	26
Minimum pension liability adjustment	25	(2)	(9)

Comprehensive income	$4,805	$4,586	$3,882

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Cash flows from operating activities:
Net income	$4,939	$4,486	$3,787
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change of subsidiaries	(49)	—	—
Compensation payable in common stock and stock options	836	663	309
Equity in subsidiaries’ earnings, net of dividends	1,269	(1,327)	(1,656)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	554	(570)	(2,665)
Other assets	(4,123)	(2,734)	3,056
Other liabilities and accrued expenses	1,255	5,831	(221)

Net cash provided by operating activities	4,681	6,349	2,610

Cash flows from investing activities:
Advances to and investments in subsidiaries	1,044	(16,034)	7,224
Securities purchased under agreement to resell with affiliate	(14,297)	(10,001)	—

Net cash (used for) provided by investing activities	(13,253)	(26,035)	7,224

Cash flows from financing activities:
Net proceeds from (payments for) short-term borrowings	(11,179)	7,622	(17,100)
Tax benefits associated with stock based awards	355	—	—
Net proceeds from:
Issuance of common stock	327	322	222
Issuance of long-term borrowings	31,304	32,000	21,058
Payments for:
Repurchases of common stock	(3,693)	(1,132)	(350)
Repayments of long-term borrowings	(14,579)	(11,129)	(13,164)
Cash dividends	(1,180)	(1,096)	(994)

Net cash provided by (used for) financing activities	1,355	26,587	(10,328)

Net (decrease) increase in cash and cash equivalents	(7,217)	6,901	(494)
Cash and cash equivalents, at beginning of period	20,996	14,095	14,589

Cash and cash equivalents, at end of period	$13,779	$20,996	$14,095

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation.

Basis of Financial Information. The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 107 to 166 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2005 (“fiscal 2005”), November 30, 2004 (“fiscal 2004”) and November 30, 2003 (“fiscal 2003”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

Certain reclassifications have been made to prior-year amounts to conform to the current presentation.

2. Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $5,720 million, $3,333 million and $2,363 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

3. Guarantees.

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

The Company guarantees certain debt instruments issued by subsidiaries which totaled $15.2 billion at November 30, 2005. In addition, the Company has provided guarantees for Morgan Stanley & Co. International Limited’s and Morgan Stanley Japan Limited’s obligations under committed credit facilities of $500 million and 70 billion Japanese yen, respectively. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and for each of the three years in the period ended November 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and have issued our reports thereon dated February 8, 2006 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the change in classification of repurchase transactions in the consolidated statements of cash flows); such consolidated financial statements and reports are included in this 2005 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Deloitte & Touche LLP
New York, New York

February 8, 2006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

For the fiscal year ended November 30, 2005

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

3.2	By-Laws of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated September 19, 2005).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and JPMorgan Trust Company, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)) as supplemented by First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)) and Third Supplemental Senior Indenture dated as of August 29, 2003 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004).

4.3	Senior Indenture dated as of November 1, 2004 between Morgan Stanley and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.4	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and J.P. Morgan Trust Company, National Association, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.5	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and J.P. Morgan Trust Company, National Association, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.6	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.7	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.8	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

(1)	For purposes of this Exhibit Index, references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

Exhibit No.	Description

4.9	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.10	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.11	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report a Form 10-Q for the quarter ended August 31, 2003).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Form of Trust Agreement filed as Exhibit 4-vv to Registration Statement on Form S-3 No. 333-11752).

4.13	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.12 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Pooling and Servicing Agreement dated as of November 3, 2004 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Discover Card Master Trust I Current Report on Form 8-K dated October 29, 2004 (Exchange Act file number 0-23108)) as amended by Amendment dated as of January 4, 2006 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust Current Report on Form 8-K dated January 4, 2006).

10.2	Series Supplement with respect to Discover Card Master Trust I Series 2004-2 dated as of December 2, 2004 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Discover Card Master Trust I Current Report on Form 8-K dated December 2, 2004 (Exchange Act file number 0-23108)).

10.3	Amended and Restated Trust Agreement dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated as of November 30, 2000 filed by certain senior officers of Morgan Stanley) as amended by Amendment No. 1 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001), Amendment No. 2 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) and Amendment No. 3 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003 (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.4†	Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

Exhibit No.		Description

10.5†		Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.6†		Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.7†		Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) (amended and restated effective as of October 1, 2002) (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005) and Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.8†	*	Amendment to Morgan Stanley 401(k) Plan, dated as of November 30, 2005.

10.9†		1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.10†		Transferred Executives Pension Supplement (amended and restated) (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.11†		1994 Omnibus Equity Plan (amended and restated) (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.12†		Tax Deferred Equity Participation Plan (amended and restated) (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999) as amended by Amendment (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.13†		Directors’ Equity Capital Accumulation Plan (amended and restated) (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

10.14†		Select Employees’ Capital Accumulation Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.15†		Employees Equity Accumulation Plan (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996) as amended by Amendments (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.16†		Employee Stock Purchase Plan, as amended October 5, 2004 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.17†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.18†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

Exhibit No.		Description

10.19†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), and Amendment (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004).

10.20†	*	Amendment to Morgan Stanley & Co. Incorporated Excess Benefit Plan, dated as of November 30, 2005.

10.21†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999), Amendment (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) and Amendment (Exhibit 10.40 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.22†	*	Amendment to Supplemental Executive Retirement Plan, dated as of November 30, 2005.

10.23†		1988 Equity Incentive Compensation Plan, as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.24†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000) and Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.25†		Form of 1995 Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.26†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.27†		1988 Capital Accumulation Plan, as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.28†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.29†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.30†		Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.31†		MSDWI Branch Manager Compensation Plan, as amended December 11, 2001 (Exhibit 10.46 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

Exhibit No.	Description

10.32†	MSDWI Financial Advisor Productivity Compensation Plan, as amended December 11, 2001 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

10.33†	Settlement and Release Agreement dated June 30, 2005 between Morgan Stanley and Mr. Philip J. Purcell (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005).

10.34†	Agreement dated June 30, 2005 between Morgan Stanley and Mr. Stephen S. Crawford (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005).

10.35†	Agreement dated June 30, 2005 between Morgan Stanley and Mr. David H. Sidwell (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005) as amended by Agreement dated December 20, 2005 between Morgan Stanley and Mr. David H. Sidwell (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated December 20, 2005).

10.36†	Amended and Restated Employment Agreement dated as of September 20, 2005 between Morgan Stanley and Mr. John J. Mack (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated September 19, 2005) as amended by Amendment dated December 13, 2005 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.37	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

18*	Letter Re: Change in Accounting Principles.

21*	Subsidiaries of Morgan Stanley.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of BK Associates, Inc.

23.3*	Consent of Morten Beyer & Agnew, Inc.

23.4*	Consent of Airclaims Limited.

24	Powers of Attorney (included on signature page).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

