Form 10-Q
period 2006-02-28
MORGAN STANLEY
filed 2006-04-07
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, there were 1,071,093,950 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended February 28, 2006

i

AVAILABLE INFORMATION

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 28, 2006	November 30, 2005
	(unaudited)
Assets
Cash and cash equivalents	$25,409	$29,414
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $26,458 at February 28, 2006 and $30,223 at November 30, 2005)	38,300	40,130
Financial instruments owned (approximately $102 billion and $93 billion were pledged to various parties at February 28, 2006 and November 30, 2005, respectively):
U.S. government and agency securities	34,875	31,742
Other sovereign government obligations	25,092	22,750
Corporate and other debt	122,244	105,381
Corporate equities	56,797	52,238
Derivative contracts	42,362	45,894
Physical commodities	2,459	2,610

Total financial instruments owned	283,829	260,615
Securities received as collateral	51,890	43,557
Collateralized agreements:
Securities purchased under agreements to resell	176,260	174,330
Securities borrowed	252,896	244,241
Receivables:
Consumer loans (net of allowances of $785 at February 28, 2006 and $838 at November 30, 2005)	20,726	22,916
Customers	63,799	50,979
Brokers, dealers and clearing organizations	14,656	5,030
Fees, interest and other	7,233	6,137
Office facilities, at cost (less accumulated depreciation of $3,305 at February 28, 2006 and $3,196 at November 30, 2005)	2,744	2,733
Aircraft held for sale	3,010	3,145
Goodwill and net intangible assets	2,873	2,500
Other assets	15,988	12,796

Total assets	$959,613	$898,523

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	February 28, 2006	November 30, 2005
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$29,409	$31,120
Deposits	23,331	18,663
Financial instruments sold, not yet purchased:
U.S. government and agency securities	19,561	20,425
Other sovereign government obligations	34,145	25,355
Corporate and other debt	7,852	5,480
Corporate equities	42,322	45,936
Derivative contracts	42,928	44,952
Physical commodities	2,753	4,852

Total financial instruments sold, not yet purchased	149,561	147,000
Obligation to return securities received as collateral	51,890	43,557
Collateralized financings:
Securities sold under agreements to repurchase	245,724	237,274
Securities loaned	141,021	120,454
Other secured financings	27,035	23,534
Payables:
Customers	117,135	112,246
Brokers, dealers and clearing organizations	3,562	4,789
Interest and dividends	4,377	3,338
Other liabilities and accrued expenses	14,984	16,835
Long-term borrowings	121,395	110,465

	929,424	869,275

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at February 28, 2006 and November 30, 2005;
Shares issued: 1,211,701,552 at February 28, 2006 and November 30, 2005;
Shares outstanding: 1,070,407,513 at February 28, 2006 and 1,057,677,994 at November 30, 2005	12	12
Paid-in capital	1,409	2,389
Retained earnings	36,456	35,185
Employee stock trust	4,746	3,060
Accumulated other comprehensive loss	(130)	(190)
Common stock held in treasury, at cost, $0.01 par value;
141,294,039 shares at February 28, 2006 and 154,023,558 shares at November 30, 2005	(7,624)	(8,214)
Common stock issued to employee trust	(4,746)	(3,060)

Total shareholders’ equity	30,123	29,182

Total liabilities and shareholders’ equity	$959,613	$898,523

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended February 28,
	2006	2005
	(unaudited)
Revenues:
Investment banking	$982	$821
Principal transactions:
Trading	3,067	1,846
Investments	314	153
Commissions	929	824
Fees:
Asset management, distribution and administration	1,279	1,204
Merchant, cardmember and other	289	308
Servicing and securitization income	596	494
Interest and dividends	10,549	5,843
Other	114	105

Total revenues	18,119	11,598
Interest expense	9,481	4,625
Provision for consumer loan losses	155	135

Net revenues	8,483	6,838

Non-interest expenses:
Compensation and benefits	4,183	2,854
Occupancy and equipment	232	332
Brokerage, clearing and exchange fees	292	260
Information processing and communications	347	342
Marketing and business development	238	257
Professional services	434	379
Other	310	570
September 11th related insurance recoveries, net	—	(251)

Total non-interest expenses	6,036	4,743

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	2,447	2,095
Losses from unconsolidated investees	69	73
Provision for income taxes	784	673

Income from continuing operations before cumulative effect of accounting change, net	1,594	1,349
Discontinued operations:
(Loss)/gain from discontinued operations	(55)	7
Income tax benefit/(provision)	22	(3)

(Loss)/gain on discontinued operations	(33)	4
Cumulative effect of accounting change, net	—	49

Net income	$1,561	$1,402

Earnings per basic share:
Income from continuing operations	$1.56	$1.26
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per basic share	$1.53	$1.31

Earnings per diluted share:
Income from continuing operations	$1.50	$1.24
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per diluted share	$1.47	$1.29

Average common shares outstanding:
Basic	1,020,041,181	1,069,097,162

Diluted	1,061,764,798	1,090,166,326

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended February 28,
	2006	2005
	(unaudited)
Net income	$1,561	$1,402
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33	(4)
Net change in cash flow hedges	27	6

Comprehensive income	$1,621	$1,404

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended February 28,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,561	$1,402
Adjustments to reconcile net income to net cash used for operating activities:
Cumulative effect of accounting change, net	—	(49)
Compensation payable in common stock and options	744	202
Depreciation and amortization	179	231
Provision for consumer loan losses	155	135
Lease adjustment	—	109
Insurance settlement	—	(251)
Aircraft-related charges	125	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	1,830	(834)
Financial instruments owned, net of financial instruments sold, not yet purchased	(19,998)	(17,800)
Securities borrowed, net of securities loaned	11,912	24,376
Receivables and other assets	(26,273)	(7,479)
Payables and other liabilities	2,787	(516)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	6,520	(13,857)

Net cash used for operating activities	(20,458)	(14,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(129)	(86)
Purchase of Goldfish	(1,676)	—
Purchase of PULSE, net of cash acquired	—	(279)
Net principal disbursed on consumer loans	(3,654)	(3,386)
Sales of consumer loans	7,010	4,692
Sale of interest in POSIT	—	90
Insurance settlement	—	60

Net cash provided by investing activities	1,551	1,091

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(1,711)	(5,511)
Derivatives financing activities	(168)	467
Other secured financings	3,501	11,338
Deposits	4,668	173
Tax benefits associated with stock-based awards	14	231
Net proceeds from:
Issuance of common stock	99	212
Issuance of long-term borrowings	12,093	12,604
Payments for:
Repayments of long-term borrowings	(2,105)	(3,344)
Repurchases of common stock	(1,199)	(1,372)
Cash dividends	(290)	(301)

Net cash provided by financing activities	14,902	14,497

Net (decrease) increase in cash and cash equivalents	(4,005)	1,257
Cash and cash equivalents, at beginning of period	29,414	32,811

Cash and cash equivalents, at end of period	$25,409	$34,068

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group, Asset Management and Discover. The Company, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the segments follows:

Institutional Securities includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investments.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and PULSE EFT Association LP (“PULSE®”), an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes Morgan Stanley-branded, Goldfish-branded and affinity credit cards issued on the MasterCard network and other consumer finance products and services in the U.K.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation and tax matters, and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. The Company also consolidates any variable interest entities for which it is deemed to be the primary beneficiary (see Note 11). For investments in companies in which the Company has significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”). The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Discontinued Operations.    The Company’s aircraft leasing business has been classified as “held for sale,” and associated revenues and expenses have been reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 15 for additional information on discontinued operations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is recorded to income as earned. Interest is generally accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account becomes 180 days past due, except in the case of cardmember bankruptcies, probate accounts, and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day contractual time frame. Fraudulent transactions are reported in consumer loans at their net realizable value upon receipt of notification of the fraud through a charge to operating expenses and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day time frame. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

The Company classifies a portion of its consumer loans as held for sale. Loans held for sale include the lesser of loans eligible for securitization or sale, or loans that management intends to securitize within three months, net of amortizing securitizations. These loans are carried at the lower of aggregate cost or fair value.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transaction trading revenues in the condensed consolidated statements of income. Loans and lending commitments associated with the Company’s corporate lending activities also are recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

The Company nets cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, to legally enforceable master netting agreements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the sale of the aircraft financing business (see Note 15), the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps are being reclassified to earnings as a net gain or loss during the period from the date of de-designation through the original maturity date of each of the respective swaps.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net servicing revenues that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and then amortized as a charge to income over the term of the securitized loans, with actual net servicing revenues continuing to be recognized in income as they are earned.

Stock-Based Compensation.    The Company early adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective approach as of December 1, 2004. SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Upon adoption, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $0.05.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For stock-based awards issued prior to the adoption of SFAS No. 123R, the Company’s accounting policy for awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees during fiscal 2005, the Company recognized compensation expense for such awards on the date of grant.

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $395 million in the first quarter of fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in the first quarter of fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($270 million), Global Wealth Management Group ($80 million), Asset Management ($28 million) and Discover ($17 million) business segments.

Additionally, based on recent interpretive guidance related to SFAS No. 123R, the Company has changed its accounting policy for expensing the cost of fiscal 2006 year-end equity awards that will be granted to retirement-eligible employees. The Company will accrue the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (currently scheduled to occur in December 2006). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned. As a result, the quarter ended February 28, 2006 included a $139 million accrual, which reduced basic and diluted earnings per share by $0.09, for the estimated cost of fiscal 2006 year-end awards that will be granted to retirement-eligible employees. The impact of this change was included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($108 million), the Global Wealth Management Group ($17 million), Asset Management ($8 million) and Discover ($6 million) business segments.

If the Company had accrued the estimated cost of equity awards granted to retirement-eligible employees over the course of the fiscal year ended November 30, 2005 rather than expensing such awards at the grant date in December 2005, net income would have decreased for the quarter ended February 28, 2005. The approximate resulting pro forma net income would have been $1,340 million rather than the reported amount of $1,402 million. The approximate resulting impact on earnings per share would have been a reduction in the reported amounts of earnings per basic share from $1.31 to $1.25 and earnings per diluted share from $1.29 to $1.23.

2.	Goodwill and Intangible Assets.

During the first quarter of fiscal 2006, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for the three month period ended February 28, 2006 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2005	$444	$540	$966	$256	$2,206
Translation adjustments	—	6	—	—	6
Goodwill acquired during the period(1)	6	—	—	259	265

Balance as of February 28, 2006	$450	$546	$966	$515	$2,477

Intangible assets:
Balance as of November 30, 2005	$227	$—	$—	$67	$294
Intangible assets acquired during the period(1)	19	—	—	91	110
Amortization expense	(7)	—	—	(1)	(8)

Balance as of February 28, 2006	$239	$—	$—	$157	$396

(1)	Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of Goldfish (see Note 16).

3.	Collateralized and Securitization Transactions.

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

	At February 28, 2006	At November 30, 2005
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$17,454	$12,494
Other sovereign government obligations	285	328
Corporate and other debt	28,921	21,775
Corporate equities	4,478	5,290

Total	$51,138	$39,887

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At February 28, 2006 and November 30, 2005, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $834 billion and $798 billion, respectively, and the fair value of the portion that has been sold or repledged was $736 billion and $737 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $4.0 billion at February 28, 2006, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the three month period ended February 28, 2006. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at February 28, 2006 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$ 2,539		$ 1,194		$ 149
Weighted average life (in months)	45		89		89
Credit losses (rate per annum)	0.00-4.00%		—		0.00-4.99%
Impact on fair value of 10% adverse change	$ (76)		$ —		$ (1)
Impact on fair value of 20% adverse change	$ (146)		$ —		$ (2)
Weighted average discount rate (rate per annum)	9.07%		5.36%		7.60%
Impact on fair value of 10% adverse change	$ (50)		$ (34)		$ (4)
Impact on fair value of 20% adverse change	$ (99)		$ (66)		$ (9)
Prepayment speed assumption(1)(2)	324-4000P	SA	140-329P	SA	—
Impact on fair value of 10% adverse change	$ (37)		$ (3)		$ —
Impact on fair value of 20% adverse change	$ (43)		$ (5)		$ —

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the quarters ended February 28, 2006 and 2005, the Company received proceeds from new securitization transactions of $13 billion and $18 billion, respectively, and cash flows from retained interests in securitization transactions of $1,150 million and $2,187 million, respectively.

4.	Consumer Loans.

Consumer loans were as follows:

	At February 28, 2006	At November 30, 2005
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$21,511	$23,754
Less:
Allowance for consumer loan losses	785	838

Consumer loans, net	$20,726	$22,916

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended
	February 28, 2006	February 28, 2005
	(dollars in millions)
Balance at beginning of period	$838	$943
Additions:
Provision for consumer loan losses	155	135
Purchase of loans(1)	44	—
Deductions:
Charge-offs	300	260
Recoveries	(48)	(36)

Net charge-offs	252	224

Balance at end of period	$785	$854

(1)	Amount relates to the Company’s acquisition of Goldfish (see Note 16).

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$38	$56

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$22	$33

At February 28, 2006, the Company had commitments to extend credit for consumer loans of approximately $269 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At February 28, 2006 and November 30, 2005, $1.4 billion and $4.0 billion, respectively, of the Company’s consumer loans were classified as held for sale.

The Company received net proceeds from consumer loan sales of $7,010 million and $4,692 million in the quarters ended February 28, 2006 and 2005, respectively.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide just adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At February 28, 2006, the Company had $9.7 billion of retained interests, including $6.2 billion of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the quarters ended February 28, 2006 and 2005, the Company completed credit card asset securitizations of $6.6 billion and $3.4 billion, respectively, and recognized net securitization gains of $139 million and $32 million, respectively, as servicing and securitization income in the condensed consolidated statements of income. The amount for the quarter ended February 28, 2006 includes an increase in the fair value of the Company’s retained interests in securitized receivables primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The uncollected balances of securitized general purpose credit card loans were $27.9 billion and $24.4 billion at February 28, 2006 and November 30, 2005, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the quarters ended February 28, 2006 and 2005 were as follows:

	Three Months Ended February 28,
	2006	2005
Weighted average life (in months)	3.7 - 4.7	5.9
Payment rate (rate per month)	19.69% - 21.34%	18.52%
Credit losses (rate per annum)	4.72% - 5.23%	6.00%
Discount rate (rate per annum)	11.00%	12.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At February 28, 2006
Residual Interests (carrying amount/fair value)	$321
Weighted average life (in months)	4.4
Weighted average payment rate (rate per month)	21.33%
Impact on fair value of 10% adverse change	$(17)
Impact on fair value of 20% adverse change	$(32)
Weighted average credit losses (rate per annum)	4.74%
Impact on fair value of 10% adverse change	$(44)
Impact on fair value of 20% adverse change	$(87)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(2)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Three Months Ended February 28,
	2006	2005
Proceeds from new credit card asset securitizations	$6.6	$3.4
Proceeds from collections reinvested in previous credit card asset securitizations	$13.9	$14.5
Contractual servicing fees received	$0.1	$0.1
Cash flows received from retained interests	$0.4	$0.5

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At February 28, 2006		Three Months Ended February 28, 2006
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$47,825	$1,648	$47,575	$602
Less: Securitized general purpose credit card loans	27,901

Owned general purpose credit card loans	$19,924

5.	Long-Term Borrowings.

Long-term borrowings at February 28, 2006 scheduled to mature within one year aggregated $17,329 million.

During the quarter ended February 28, 2006, the Company issued senior notes aggregating $12,262 million, including non-U.S. dollar currency notes aggregating $1,987 million and $889 million of junior subordinated debentures. Maturities in the aggregate of these notes by fiscal year are as follows: 2006, $3 million; 2007, $1,051 million; 2008, $3,133 million; 2009, $2,560 million; 2010, $294 million; and thereafter, $5,221 million. In the quarter ended February 28, 2006, $2,105 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at February 28, 2006.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Common Stock and Shareholders’ Equity.

Regulatory Capital Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. (the “NYSE”) and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,819 million at February 28, 2006, which exceeded the amount required by $3,835 million. MSDWI’s net capital totaled $1,184 million at February 28, 2006, which exceeded the amount required by $1,106 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJL, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJL have consistently operated in excess of their respective regulatory capital requirements. See also “Regulatory Developments” below.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 28, 2006, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Regulatory Developments.    Effective December 1, 2005, the Company became subject to the SEC’s consolidated supervised entity rules (the “CSE Rules”). MS&Co., one of the Company’s U.S. broker-dealers, currently uses an alternative method permitted under the CSE Rules to compute net capital based on mathematical models that determines capital charges for market and derivatives-related credit risk. Under the CSE Rules, the Company is also subject to group-wide supervision and examination by the SEC, required to have in place group-wide internal risk management controls, and required to calculate capital on a holding company basis generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”).

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 28, 2006, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

The Company continues to work with its regulators on the implementation of the CSE Rules and Basel II capital standards. As rules related to Basel II are released, the Company will consult with regulators on the new requirements. Compliance with related EU requirements (capital, oversight and reporting) will be a focus item through 2008.

Treasury Shares.    During the quarter ended February 28, 2006, the Company purchased approximately $1,199 million of its common stock through open market purchases at an average cost of $59.08 per share. During the quarter ended February 28, 2005, the Company purchased approximately $1,372 million of its common stock through a combination of open market purchases and employee purchases at an average cost of $56.02 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended February 28,
	2006	2005
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$1,594	$1,349
(Loss)/gain on discontinued operations	(33)	4
Cumulative effect of accounting change, net	—	49

Net income applicable to common shareholders	$1,561	$1,402

Weighted average common shares outstanding	1,020	1,069

Earnings per basic share:
Income from continuing operations	$1.56	$1.26
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per basic share	$1.53	$1.31

Diluted EPS:
Net income applicable to common shareholders	$1,561	$1,402

Weighted average common shares outstanding	1,020	1,069
Effect of dilutive securities:
Stock options and restricted stock units	42	21

Weighted average common shares outstanding and common stock equivalents	1,062	1,090

Earnings per diluted share:
Income from continuing operations	$1.50	$1.24
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per diluted share	$1.47	$1.29

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended February 28,
	2006	2005
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	33	112

Cash dividends declared per common share were $0.27 for the quarters ended February 28, 2006 and 2005.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Commitments and Contingencies.

Letters of Credit.    At February 28, 2006 and November 30, 2005, the Company had approximately $8.4 billion and $6.9 billion, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate value of the investment grade and non-investment grade lending commitments are shown below:

	At February 28, 2006	At November 30, 2005
	(dollars in millions)
Investment grade lending commitments	$29,232	$23,968
Non-investment grade lending commitments	5,286	13,066

Total	$34,518	$37,034

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

The Company has commitments to fund other less liquid investments, including at February 28, 2006, $390 million in connection with investment activities, $16,167 million related to secured lending transactions and $10,341 million related to forward purchase contracts involving mortgage loans. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At February 28, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $117 billion and $75 billion, respectively.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of reviews, investigations and proceedings has increased in recent years.

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Coleman Litigation.    On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County. The complaint relates to the merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”) in 1998. The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others. On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the condensed consolidated statement of financial condition is $1,863 million of commercial paper and other securities which have been pledged to obtain the bond which was posted in this matter. The Company filed its initial brief in support of its appeal on December 7, 2005. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

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

IPO Allocation Matters.    In connection with the Company’s role as either lead or co-lead underwriter in several initial public offerings (“IPO”), the Company has been exposed to both regulatory and civil proceedings. On January 25, 2005, the Company announced a settlement with the SEC regarding allegations that it violated

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rule 101 of Regulation M by attempting to induce certain customers that received shares in IPOs to place purchase orders for additional shares in the aftermarket. Under the terms of the settlement, the Company agreed, without admitting or denying the allegations, to the entry of a judgment enjoining it from violating Rule 101 of Regulation M and the payment of a $40 million civil penalty. The court approved the settlement on February 4, 2005.

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

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 17.

9.	Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and equity warrants typically have longer maturities. For further discussion of these matters, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2005, included in the Form 10-K.

The fair value (carrying amount) of derivative instruments represents the amount at which the derivative could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is further described in Note 1. Future changes in interest rates, foreign currency exchange rates or the fair values of the financial instruments, commodities or indices underlying these contracts ultimately may result in cash settlements exceeding fair value amounts recognized in the condensed consolidated statements of financial condition. The amounts in the following table represent the fair value of exchange traded and OTC options and other contracts (including interest rate, foreign exchange, and other forward contracts and swaps) for derivatives for trading and investment and for asset and liability management, net of offsetting positions in situations where netting is appropriate. The asset amounts are not reported net of non-cash collateral, which the Company obtains with respect to certain of these transactions to reduce its exposure to credit losses.

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at February 28, 2006 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at February 28, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 28, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$16,388	$12,967	$17,157	$13,212
Foreign exchange forward contracts and options	4,528	4,688	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	9,002	13,846	7,290	11,957
Commodity forwards, options and swaps	12,444	11,427	13,899	12,186

Total	$42,362	$42,928	$45,894	$44,952

10.	Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Global Wealth Management Group (formerly Retail Brokerage), Asset Management and Discover. For further discussion of the Company’s business segments, see Note 1. Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended February 28, 2006	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$4,864	$1,195	$694	$734	$(72)	$7,415
Net interest	610	89	1	355	13	1,068

Net revenues	$5,474	$1,284	$695	$1,089	$(59)	$8,483

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$1,754	$23	$172	$479	$19	$2,447
Losses from unconsolidated investees	68	—	—	1	—	69
Provision for income taxes	523	9	67	178	7	784

Income from continuing operations before cumulative effect of accounting change, net(1)	$1,163	$14	$105	$300	$12	$1,594

Three Months Ended February 28, 2005(2)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,163	$1,163	$695	$669	$(70)	$5,620
Net interest	852	75	1	290	—	1,218

Net revenues	$4,015	$1,238	$696	$959	$(70)	$6,838

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$1,077	$353	$287	$354	$24	$2,095
Losses from unconsolidated investees	73	—	—	—	—	73
Provision for income taxes	284	139	107	134	9	673

Income from continuing operations before cumulative effect of accounting change, net(1)(3)	$720	$214	$180	$220	$15	$1,349

Total Assets(4)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At February 28, 2006	$910,032	$20,465	$3,370	$25,846	$(100)	$959,613

At November 30, 2005	$848,943	$19,290	$3,543	$26,866	$(119)	$898,523

(1)	See Note 15 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(3)	See Note 1 for a discussion of the cumulative effect of accounting change, net.
(4)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Variable Interest Entities.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIE”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it is deemed to be the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included below may not be held by the Company at the end of future quarterly reporting periods.

At February 28, 2006, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $14.9 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At February 28, 2006, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $32.5 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, equity-linked note, loan and bond issuing, collateralized debt and bond

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $17.1 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at February 28, 2006. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

12.	Guarantees.

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

The table below summarizes certain information regarding these guarantees at February 28, 2006:

	Maximum Potential Payout/Notional
	Years to Maturity					Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$457,488	$409,226	$662,220	$437,632	$1,966,566	$29,263	$107
Standby letters of credit and other financial guarantees	861	470	470	2,403	4,204	160	1,671
Market value guarantees	15	170	30	659	874	52	135
Liquidity facilities	1,418	—	49	113	1,580	—	—

Indemnities.    In the normal course of its business, the Company provides standard indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at February 28, 2006 and November 30, 2005 was $289 million and $349 million, respectively. As of February 28, 2006 and November 30, 2005, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $35 million and $36 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At February 28, 2006 and November 30, 2005, the maximum potential amount of future payments the Company may be required to make under its surety bond was $138 million and $157 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business, the Company issues general purpose credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant. If the Discover Network is unable to collect the amount from the merchant, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard network. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date that could qualify as a valid disputed transaction under the Company’s merchant processing network, issuer and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. This amount cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters ended February 28, 2006 and 2005:

	Three Months Ended February 28,
	2006	2005
Losses related to merchant chargebacks (dollars in millions)	$0.5	$2.0
Aggregate credit card sales volume (dollars in billions)	23.2	20.8

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at February 28, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At February 28, 2006	At November 30, 2005
	(dollars in millions)
Settlement withholdings and escrow deposits	$47	$42

Other.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and therefore are generally short term in nature. The maximum potential amount of future payments that the Company could be required to make cannot be estimated. The Company believes the likelihood of any payment by the Company under these arrangements is remote given the level of the Company’s due diligence associated with its role as investment banking advisor.

13.	Investments in Unconsolidated Investees.

The Company invests in unconsolidated investees that own synthetic fuel production plants and low income housing buildings. The Company accounts for these investments under the equity method of accounting. The Company’s share of the operating losses generated by these investments is recorded within Losses from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Company’s Provision for income taxes.

In the quarters ended February 28, 2006 and 2005, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Losses from unconsolidated investees	$69	$73
Tax credits	74	78
Tax benefits on losses	27	29

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2006 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. In fiscal 2006, the Company entered

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits for 2006. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Service cost, benefits earned during the period	$35	$33
Interest cost on projected benefit obligation	37	35
Expected return on plan assets	(34)	(32)
Net amortization and other	12	9

Net periodic benefit expense	$50	$45

15.	Discontinued Operations.

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

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. The sale was completed on March 24, 2006. The results for discontinued operations in the quarter ended February 28, 2006 include a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing.

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended February 28,
	2006	2005
Pre-tax (loss)/gain on discontinued operations	$(55)	$7

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business:

	At February 28, 2006	At November 30, 2005
	(dollars in millions)
Assets:
Aircraft under operating leases	$3,010	$3,145
Other assets	50	54

Total assets	$3,060	$3,199

Liabilities:
Payable to affiliates	$2,012	$2,055
Other liabilities	628	690

Total liabilities	$2,640	$2,745

16.	Business Acquisition.

Goldfish.    On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $350 million in connection with the acquisition. The acquisition price is still subject to finalization, and the allocation of the price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition.

At February 17, 2006
(dollars in millions)
Consumer loans	$1,321
Goodwill	259
Amortizable intangible assets	91
Other assets	20

Total assets acquired	1,691
Total liabilities assumed	15

Net assets acquired	$1,676

The $91 million of acquired amortizable intangible assets includes customer relationships of $22 million (15-year estimated useful life) and trademarks of $69 million (25-year estimated useful life).

17.	Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2004. The Company has filed an appeal with respect to unresolved issues relative to the IRS examination of years 1994-1998. The Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material negative impact on the condensed consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

18.	Insurance Settlement.

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

The pre-tax gain, which was recorded as a reduction to non-interest expenses, is included within the Global Wealth Management Group ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

19.	Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction was not material for all periods presented to the pre-tax income of each of the segments or to the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	New Accounting Developments.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company is currently evaluating the potential impact of adopting SFAS No. 156.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of February 28, 2006, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 28, 2006 and 2005. These interim financial statements are the responsibility of the management of Morgan Stanley.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2005, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005; and in our report dated February 8, 2006, which report contains an explanatory paragraph relating to the adoption in 2005 of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the change in classification of repurchase transactions in the consolidated statements of cash flows, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective December 1, 2005, Morgan Stanley changed its accounting policy for recognition of equity awards granted to retirement-eligible employees.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 7, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group, Asset Management and Discover. The Company, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the segments follows:

Institutional Securities includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investments.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and PULSE EFT Association LP (“PULSE®”), an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes Morgan Stanley-branded, Goldfish-branded and affinity credit cards issued on the MasterCard network and other consumer finance products and services in the U.K.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”).

The Company’s results of operations for the quarters ended February 28, 2006 and February 28, 2005 are discussed below. The results of the Company’s aircraft leasing business are reported as discontinued operations for all periods presented (see “Discontinued Operations” herein).

Beginning in the first quarter of fiscal 2006, the Company’s Retail Brokerage business segment was renamed the “Global Wealth Management Group.”

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended February 28,
	2006	2005(1)
Net revenues (dollars in millions):
Institutional Securities	$5,474	$4,015
Global Wealth Management Group	1,284	1,238
Asset Management	695	696
Discover	1,089	959
Intersegment Eliminations	(59)	(70)

Consolidated net revenues	$8,483	$6,838

Income before taxes (dollars in millions)(2):
Institutional Securities	$1,754	$1,077
Global Wealth Management Group	23	353
Asset Management	172	287
Discover	479	354
Intersegment Eliminations	19	24

Consolidated income before taxes	$2,447	$2,095

Consolidated net income (dollars in millions)	$1,561	$1,402

Earnings per basic share:
Income from continuing operations	$1.56	$1.26
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per basic share	$1.53	$1.31

Earnings per diluted share:
Income from continuing operations	$1.50	$1.24
Loss on discontinued operations	(0.03)	—
Cumulative effect of accounting change, net	—	0.05

Earnings per diluted share	$1.47	$1.29

Statistical Data.

Book value per common share(3)	$28.14	$25.83

Average common equity (dollars in billions)(4):
Institutional Securities	$16.2	$13.8
Global Wealth Management Group	3.5	3.8
Asset Management	2.0	1.8
Discover	4.6	4.3

Total from operating segments	26.3	23.7
Discontinued operations	—	1.5
Unallocated capital	3.3	3.2

Consolidated	$29.6	$28.4

Statistical Data—(Continued).

	Three Months Ended February 28,
	2006	2005(1)
Return on average common equity(4):
Consolidated	21%	20%
Institutional Securities	29%	21%
Global Wealth Management Group	2%	23%
Asset Management	21%	41%
Discover	26%	20%

Effective income tax rate	33.0%	33.5%

Worldwide employees	53,870	53,718

Consolidated assets under management or supervision (dollars in billions):
Equity	$301	$267
Fixed income	108	111
Money market	83	87
Alternative investments	18	19
Real estate	45	32

Total assets under management	555	516
Unit investment trusts	12	11
Other(5)	55	49

Total assets under management or supervision(6)	$622	$576

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(7):
Global market volume	$92.6	$30.2
Market share	27.2%	13.2%
Rank	3	7
Mergers and acquisitions announced transactions (dollars in billions)(7):
Global market volume	$115.0	$117.7
Market share	23.7%	30.6%
Rank	9	3
Global equity and equity-related issues (dollars in billions)(7):
Global market volume	$4.8	$8.9
Market share	6.2%	12.5%
Rank	5	2
Global debt issues (dollars in billions)(7):
Global market volume	$73.8	$68.8
Market share	7.2%	6.6%
Rank	2	3
Global initial public offerings (dollars in billions)(7):
Global market volume	$1.4	$2.0
Market share	6.3%	11.0%
Rank	4	1
Pre-tax profit margin(8)	32%	27%

Statistical Data—(Continued).

	Three Months Ended February 28,
	2006	2005(1)
Global Wealth Management Group (dollars in billions, unless otherwise noted):
Global representatives	9,000	10,471
Annualized net revenue per global representative (dollars in thousands)(9)	$554	$462
U.S. client assets by segment:
$10 million or more	$129	$117
$1 million – $10 million	208	196
$100,000 – $1 million	174	186
Less than $100,000	31	37

Total U.S. client assets	542	536
International	63	55
Corporate and other accounts	28	27

Total client assets	$633	$618

Fee-based assets as a percentage of total client assets	29%	27%
Bank deposit program (dollars in millions)(10)	$7,319	$496
Pre-tax profit margin(8)	2%	29%

Asset Management:
Assets under management or supervision (dollars in billions)	$442	$427
Percent of fund assets in top half of Lipper rankings(11)	60%	71%
Pre-tax profit margin(8)	25%	41%
Pre-tax profit margin(8) (excluding private equity)	25%	38%

Discover (dollars in millions, unless otherwise noted)(12):
Period-end credit card loans—Owned	$19,924	$18,908
Period-end credit card loans—Managed	$47,825	$47,770
Average credit card loans—Owned	$21,976	$19,210
Average credit card loans—Managed	$47,575	$48,930
Net principal charge-off rate—Owned	4.54%	4.62%
Net principal charge-off rate—Managed	5.06%	5.11%
Return on average receivables—Owned	5.54%	4.64%
Return on average receivables—Managed	2.56%	1.82%
Transaction volume (dollars in billions):
Net sales	$22.5	$20.8
Other transaction volume	4.3	5.1

Total	$26.8	$25.9

Payment services (transactions in millions):
Discover network transaction volume	339	314
PULSE network transaction volume	425	216

Total network transaction volume	764	530

Pre-tax profit margin(8)	44%	37%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net.
(3)	Book value per common share equals shareholders’ equity of $30,123 million at February 28, 2006 and $28,495 million at February 28, 2005, divided by common shares outstanding of 1,070 million at February 28, 2006 and 1,103 million at February 28, 2005.
(4)	The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(5)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business.
(6)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities segments.
(7)	Source: Thomson Financial, data as of March 8, 2006—The data for the three months ended February 28, 2006 and 2005 are for the periods from January 1 to February 28, 2006 and January 1 to February 28, 2005, respectively, as Thomson Financial presents these data on a calendar-year basis.
(8)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.
(9)	Amounts equal to the Global Wealth Management Group’s net revenues divided by average global representative headcount.
(10)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(11)	Source: Lipper, one-year performance excluding money market funds as of February 28, 2006 and 2005, respectively.
(12)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

First Quarter 2006 Performance.

Company Results.    The Company recorded net income of $1,561 million and diluted earnings per share of $1.47 for the quarter ended February 28, 2006, increases of 11% and 14%, respectively, from the comparable fiscal 2005 period. Net revenues (total revenues less interest expense and the provision for loan losses) increased 24% to a record $8,483 million and the annualized return on average common equity was 21.1% compared with 19.7% in the first quarter of last year. Income from continuing operations was $1,594 million, an increase of 18% from a year ago. Diluted earnings per share from continuing operations were $1.50 compared with $1.24 in last year’s first quarter.

Non-interest expenses of $6,036 million increased 27% from the prior year period, primarily due to higher compensation costs resulting from higher net revenues and incremental compensation expense ($395 million) related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein).

The Company’s effective income tax rate was 33.0% for the first quarter of fiscal 2006 compared with 33.5% in the first quarter of fiscal 2005. The decrease primarily reflected the geographic mix of earnings.

On March 24, 2006, the Company completed the sale of its aircraft financing business (see “Discontinued Operations” herein).

Institutional Securities.    Institutional Securities recorded income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change of $1,754 million, a 63% increase from last year’s first quarter. Net revenues rose 36% to a record $5,474 million driven by record fixed income and near-record equity sales and trading revenues, along with higher investment banking revenues. Non-interest expenses increased 27% to $3,720 million, reflecting higher compensation costs resulting from higher net revenues and Institutional Securities’ share ($270 million) of the incremental compensation expense related to equity awards to retirement-eligible employees.

Investment banking advisory revenues increased 40% from last year’s first quarter to $355 million, reflecting an increase in completed merger and acquisition transactions. Underwriting revenues rose 12% from last year’s first quarter to $548 million.

Fixed income sales and trading revenues were a record $2,724 million, up 36% from the first quarter of fiscal 2005. The increase was driven by strong performances in commodities and credit products. Commodities revenues increased to a record level, primarily due to record revenues from electricity and natural gas products and oil liquids. Credit product revenues increased primarily due to strong revenues from corporate credit products and higher revenues from structured products. Interest rate and currency products, while down from last year’s strong quarter, benefited from strong client flows and interest rate, foreign exchange and volatility trading. Equity sales and trading revenues increased 36% as compared with the prior year quarter and were the second best quarter on record. The increase was driven by a strong performance in principal trading strategies, increased client flows in both the cash and derivatives business and record results in the prime brokerage business.

Principal transaction net investment revenues were $284 million in the quarter compared with $91 million a year ago. The current quarter included gains of $130 million associated with the Company’s investment in IntercontinentalExchange.

Global Wealth Management Group.    The Global Wealth Management Group recorded pre-tax income of $23 million, down 93% from the first quarter of fiscal 2005. Net revenues increased 4% from last year’s first quarter to $1,284 million driven by higher asset management, distribution and administration fees. Total non-interest expenses increased 42% from a year ago to $1,261 million. The current quarter included the Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees and higher costs associated with legal and regulatory matters. The prior year period included a reduction in non-interest expenses related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Total client assets increased to $633 billion, up 2% from last year’s first quarter. In addition, client assets in fee-based accounts rose 10% to $182 billion at February 28, 2006 and increased to 29% of total client assets from 27% a year ago. At quarter-end, the number of global representatives was 9,000, a decline of 1,471 from a year ago, resulting largely from the sales force reduction that occurred during fiscal 2005 and attrition.

Asset Management.    Asset Management recorded pre-tax income of $172 million, a 40% decrease from last year’s first quarter, which included Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001. Net revenues of $695 million were relatively unchanged from a year ago, as an increase in asset management fees was offset by lower net investment gains. Non-interest expenses increased 28% to $523 million, largely due to higher compensation and benefits expense related to Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees. Assets under management or supervision within Asset Management of $442 billion were up $15 billion, or 4%, from the first quarter of last year, primarily due to market appreciation, partially offset by customer net outflows.

Discover.    Discover recorded record pre-tax income of $479 million, an increase of 35% from the first quarter of fiscal 2005, largely due to higher net revenues. Net revenues of $1,089 million were 14% higher than a year ago, primarily due to higher servicing and securitization income and higher net interest income, partially offset by a higher provision for consumer loan losses and lower merchant, cardmember and other fees. The increase in servicing and securitization income reflects the increase in valuation of the Company’s residual interests in securitized receivables resulting from a favorable impact on charge-offs following federal bankruptcy legislation that became effective in October 2005. Non-interest expenses were relatively unchanged from a year ago. The managed credit card net principal charge-off rate decreased 5 basis points to 5.06% from the same period a year ago. The managed over-30-day delinquency rate decreased 79 basis points to 3.45% from a year ago, and the managed over-90-day delinquency rate was 44 basis points lower than a year ago at 1.61%. Managed credit card loans were $47.8 billion at quarter-end, relatively unchanged from a year ago. The current quarter included $1.4 billion of managed loans associated with the acquisition of the Goldfish credit card business in the U.K., which closed on February 17, 2006 (see “Business Acquisition” herein).

Business Outlook.

The underlying strong market trends that existed in late fiscal 2005 and early fiscal 2006 have continued thus far through the beginning of the second quarter of fiscal 2006. Market and economic conditions have been generally favorable, client activity in investment banking remains robust, and strong equity markets have positively affected individual investor transaction activity. Investors continue to be concerned, however, with the pace of global economic growth, the level of global oil prices, inflation and geopolitcal risk. In addition, the Company believes that new minimum payment requirements and overall credit conditions may adversely impact delinquency and charge-off trends in the Discover business during the second half of fiscal 2006.

Global Market and Economic Conditions in the Quarter Ended February 28, 2006.

The U.S. economy remained generally strong during the first quarter of fiscal 2006, supported by consumer spending, business investment and productivity gains, while the U.S. unemployment rate declined to 4.8% at the end of the quarter from 5.0% at the end of fiscal 2005. The equity markets also improved during the quarter as positive economic developments and corporate profitability outweighed concerns over oil prices, inflation and the Federal Reserve Board’s (the “Fed”) continued monetary policy actions. During the quarter, the Fed continued to tighten credit conditions by raising both the overnight lending rate and the discount rate on two separate occasions by an aggregate of 0.50%. Subsequent to quarter end, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, economic growth was supported by consumer spending and exports. The European Central Bank (the “ECB”) raised the benchmark interest rate by 0.25% in the quarter. Subsequent to quarter end, the ECB raised the benchmark interest rate by an additional 0.25%. In the U.K., economic growth was marginal as higher consumer spending and growth in exports were partially offset by a decline in business investment. During the quarter, the Bank of England left the benchmark interest rate unchanged.

The Japanese economy continued to recover at a steady pace as business investment, corporate profitability and exports improved, while the jobless rate continued to be near a seven-year low. The Japanese equity markets continued to rally in the quarter primarily due to strong growth in corporate earnings, continued signs of an economic recovery and an end to deflation. Economic growth elsewhere in Asia continued, including in China, driven by strength in domestic spending and exports.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $19 million in the quarter ended February 28, 2006 and $24 million in the quarter ended February 28, 2005.

Certain reclassifications have been made to prior-period segment amounts to conform to the current period’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$903	$742
Principal transactions:
Trading	2,945	1,727
Investments	284	91
Commissions	610	503
Asset management, distribution and administration fees	44	34
Interest and dividends	9,791	5,275
Other	78	66

Total revenues	14,655	8,438
Interest expense	9,181	4,423

Net revenues	5,474	4,015

Total non-interest expenses	3,720	2,938

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	1,754	1,077
Losses from unconsolidated investees	68	73
Provision for income taxes	523	284

Income from continuing operations before cumulative effect of accounting change, net	$1,163	$720

Investment Banking.    Investment banking revenues increased 22% from the comparable period of fiscal 2005. The increase was due to higher revenues from merger, acquisition and restructuring activities and fixed income underwriting transactions. Advisory fees from merger, acquisition and restructuring transactions were $355 million, an increase of 40% from the comparable period of fiscal 2005. The increase in advisory fees was broad-based and reflected higher revenues from the financial services, real estate and technology sectors as compared with the prior year period. Underwriting revenues were $548 million, an increase of 12% from the comparable period of fiscal 2005. Fixed income underwriting revenues increased 23% to a record $351 million, reflecting higher revenues from non-investment grade and investment grade fixed income products. Equity underwriting revenues remained relatively unchanged at $197 million.

At February 28, 2006, the backlog of merger, acquisition and restructuring transactions and equity underwriting transactions was higher as compared with the first quarter of fiscal 2005. The backlog of both merger, acquisition and restructuring transactions and equity underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues. In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions and other related expenses.

Total sales and trading revenues increased 35% in the quarter ended February 28, 2006 from the comparable period of fiscal 2005, reflecting record fixed income and near-record equity sales and trading revenues.

Sales and trading revenues include the following:

	Three Months Ended February 28,
	2006	2005(1)
	(dollars in millions)
Equity	$1,654	$1,214
Fixed income(2)	2,724	1,998

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude revenues from corporate lending activities.

Equity sales and trading revenues increased 36% as compared with the prior year quarter and were the second best quarter on record. The increase was driven by a strong performance in principal trading strategies, higher revenues from equity cash and derivatives products and record results in the prime brokerage business. Favorable trading opportunities positively impacted the quarter’s results as major global market indices trended higher. Increased client flows across both the cash and derivatives markets also drove revenues higher, particularly in Europe and Asia. The increase in prime brokerage revenues reflected record levels of customer balances. Commission revenues continued to be adversely affected by intense competition and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 36% to a record level from the first quarter of fiscal 2005, primarily driven by strong performances in commodities and credit products. Commodities revenues increased 226% to a record level, primarily due to record revenues from electricity and natural gas products and oil liquids. Energy prices were volatile during the quarter, driven by geopolitical issues and an exceptionally warm winter in the U.S. Credit product revenues increased 13% primarily due to strong revenues from corporate credit products, which benefited from the continued tightening in global credit spreads, and higher revenues from structured products. Interest rate and currency product revenues decreased 5% from last year’s strong quarter, primarily due to lower interest rate product revenues, partially offset by higher revenues from emerging market fixed income securities and foreign exchange products. Interest rate and currency products benefited from strong client flows and interest rate, foreign exchange and volatility trading. Emerging market revenues rose primarily due to higher interest rates, positive economic developments and increased activity in Latin America and Eastern Europe.

The increase in sales and trading results for the quarter reflected generally favorable overall market conditions as well as improved risk efficiency. The risk taken by Institutional Securities is expected to grow, subject to market opportunities, as it executes its strategic initiatives (see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K).

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the quarter ended February 28, 2006, revenues from corporate lending activities decreased by approximately $15 million, reflecting the impact of mark-to-market valuations associated with new loans made in the first quarter of fiscal 2006.

Principal Transactions-Investments.    Principal transaction net investment revenue aggregating $284 million was recognized in the quarter ended February 28, 2006 as compared with $91 million in the quarter ended February 28, 2005. The increase was primarily related to net gains associated with certain of the Company’s investments, including $130 million from IntercontinentalExchange.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 29% in the quarter ended February 28, 2006 from the comparable period of fiscal 2005, reflecting higher fees associated with real estate fund investment and advisory activities.

Other.    Other revenues increased 18% in the quarter ended February 28, 2006. The increase in the quarter was primarily driven by higher sales of benchmark indices and risk management analytic products.

Non-Interest Expenses.    Non-interest expenses increased 27%. Compensation and benefits expense increased 64% primarily reflecting higher incentive-based compensation costs resulting from higher net revenues and Institutional Securities’ share ($270 million) of incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses decreased 27%. Occupancy and equipment expense decreased 37%, primarily due to a $71 million charge that was recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 24%, primarily reflecting increased equity and fixed income trading activity. Professional services expense increased 10%, primarily due to higher consulting costs. Other expenses decreased 74%, reflecting lower charges for legal and regulatory matters. Other expenses in the first quarter of fiscal 2005 included a $360 million charge related to the Coleman litigation (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$67	$71
Principal transactions:
Trading	124	120
Investments	—	(2)
Commissions	319	329
Asset management, distribution and administration fees	649	607
Interest and dividends	206	135
Other	36	38

Total revenues	1,401	1,298
Interest expense	117	60

Net revenues	1,284	1,238

Total non-interest expenses	1,261	885

Income before taxes and cumulative effect of accounting change, net	23	353
Provision for income taxes	9	139

Income before cumulative effect of accounting change, net	$14	$214

Investment Banking.    Investment banking revenues decreased 6%, primarily due to lower revenues from fixed income underwritings, partially offset by higher revenues from unit investment trust products.

Principal Transactions—Trading.    Principal transaction trading revenues increased 3%, primarily due to an increase in customer transaction activity in municipal fixed income securities and in international markets, partially offset by lower activity in corporate fixed income securities.

Commissions.    Commission revenues decreased 3% on lower equity transaction volumes as compared with the prior-year period.

Net Interest.    Net interest revenues increased 19%, primarily related to customer margin activities.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 7%, primarily reflecting higher client assets in fee-based accounts.

Client asset balances increased to $633 billion at February 28, 2006 from $618 billion at February 28, 2005. The increase was due to market appreciation. Client assets in fee-based accounts rose 10% to $182 billion at February 28, 2006 and increased to 29% of total client assets from 27% in the prior-year period.

Non-Interest Expenses.    Non-interest expenses increased 42%. The prior year period included a reduction in non-interest expenses related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 18%, primarily reflecting higher compensation costs related to the Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). Occupancy and equipment expense decreased 28% primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases that was recorded in the first quarter of fiscal 2005 (see “Lease Adjustment” herein). Professional services expense increased 35%, largely due to higher sub-advisory fees associated with growth in fee-based assets as well as higher legal and consulting fees. Other expenses increased 72%, primarily resulting from higher costs associated with legal and regulatory matters. During the quarter ended February 28, 2006, the Company recorded legal and regulatory expenses of approximately $50 million related to ongoing regulatory and branch litigation matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$12	$11
Principal transactions:
Investments	30	64
Commissions	7	7
Asset management, distribution and administration fees	639	605
Interest and dividends	5	3
Other	6	8

Total revenues	699	698
Interest expense	4	2

Net revenues	695	696

Total non-interest expenses	523	409

Income before taxes and cumulative effect of accounting change, net	172	287
Provision for income taxes	67	107

Income before cumulative effect of accounting change, net	$105	$180

Investment Banking.    Investment banking revenues increased 9% reflecting a higher volume of unit investment trust sales.

Principal Transactions-Investments.    Principal transaction net investment gains decreased 53%. The decrease was primarily related to lower net gains on certain investments in the Company’s private equity portfolio as Asset Management continues to reduce its private equity business. The results for the first quarter of fiscal 2005 included a gain on Triana Energy Holdings, LLC.

Asset Management, Distribution and Administration Fees.    Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At February 28,		Average for the Three Months Ended February 28,
	2006	2005(1)	2006	2005(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$195	$201	$196	$202
Institutional	247	226	243	225

Total assets under management or supervision	$442	$427	$439	$427

Assets under management or supervision by asset class:
Equity	$230	$207	$226	$203
Fixed income	90	97	91	102
Money market	78	83	78	83
Alternative investment vehicles	18	19	19	19
Real estate	14	10	13	9

Total assets under management	430	416	427	416
Unit investment trusts	12	11	12	11

Total assets under management or supervision	$442	$427	$439	$427

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.

Activity in Asset Management’s customer assets under management or supervision were as follows (dollars in billions):

	Three Months Ended February 28,
	2006	2005
Balance at beginning of period	$431	$424
Net flows excluding money markets	(5)	(8)
Net flows from money markets	(2)	1
Net market appreciation	18	10

Total net increase	11	3

Balance at end of period	$442	$427

Net outflows (excluding money markets) in the quarter ended February 28, 2006 were primarily associated with both the Company’s proprietary retail mutual fund products and distributions of assets from the private equity business. For the quarter ended February 28, 2006, net outflows for Asset Management’s money market assets were primarily from two retail funds impacted by the Global Wealth Management Group’s bank deposit program, partially offset by positive flows into institutional liquidity assets.

Asset management, distribution and administration fees increased 6%, as higher performance fees and higher fund management and administration fees associated with a 3% increase in average assets under management were partly offset by lower distribution and redemption fees.

Non-Interest Expenses.    Non-interest expenses increased 28%. The first quarter of fiscal 2005 included a reduction in non-interest expenses from Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 38%, primarily reflecting Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). Brokerage, clearing and exchange fees decreased 17%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expenses increased 17% primarily due to higher promotional costs associated with the Company’s Van Kampen products. Professional services expense increased 14% primarily due to higher sub-advisory fees. Other expenses increased $25 million, primarily due to a reduction in the prior year period in legal reserves resulting from the resolution of certain legal matters.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$289	$308
Servicing and securitization income	596	494
Other	4	2

Total non-interest revenues	889	804

Interest revenue	586	458
Interest expense	231	168

Net interest income	355	290
Provision for consumer loan losses	155	135

Net credit income	200	155

Net revenues	1,089	959

Total non-interest expenses	610	605

Income before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	479	354
Losses from unconsolidated investees	1	—
Provision for income taxes	178	134

Income before cumulative effect of accounting change, net	$300	$220

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees decreased 6%, primarily due to lower merchant discount revenues and higher cardmember rewards, partially offset by higher transaction processing revenues. The decrease in merchant discount revenue was due to higher allocations of interchange revenue to securitization transactions, partially offset by record sales volume. For securitization transactions completed on or after November 3, 2004, the Company began allocating interchange revenue to new securitization transactions, which has the effect of decreasing Merchant, cardmember and other fees and increasing Servicing and securitization income. During the current quarter, the Company had a higher level of outstanding securitization transactions receiving interchange allocations. The increase in net cardmember rewards reflected record sales volume and the impact of promotional programs. The increase in transaction processing revenues was related to the acquisition of PULSE in January 2005.

Servicing and Securitization Income.    The table below presents the components of servicing and securitization income:

	Three Months Ended February 28,
	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$230	$173
Other revenue	139	32

Total non-interest revenues	369	205

Interest revenue	889	925
Interest expense	310	233

Net interest income	579	692
Provision for consumer loan losses	352	403

Net credit income	227	289

Servicing and securitization income	$596	$494

Servicing and securitization income increased 21%, primarily due to higher non-interest revenues and a lower provision for consumer loan losses, partially offset by lower net interest cash flows. The increase in Other revenue was attributable to higher levels of general purpose credit card securitization transactions and an increase in the fair value of the Company’s retained interests in securitized receivables. The increase in the fair value of the Company’s retained interests primarily resulted from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The increase in Merchant, cardmember and other fees primarily reflected a higher level of outstanding securitization transactions eligible for allocation of interchange revenue. The lower provision for consumer loan losses and the decrease in net interest cash flows were primarily attributable to a lower level of average securitized general purpose credit card loans.

The net proceeds received from general purpose credit card asset securitizations were $6,613 million in the quarter ended February 28, 2006 and $3,419 million in the quarter ended February 28, 2005. The credit card asset securitization transactions completed in the quarter ended February 28, 2006 have expected maturities ranging from approximately three to seven years from the date of issuance.

Net Interest Income.    Net interest income increased 22% due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue was due to an increase in average owned general purpose credit card loans and a higher yield. The increase in average owned general purpose credit card loans was due to a lower level of outstanding securitizations. The increase in interest expense was primarily due to a higher level of average interest bearing liabilities, primarily to support the increase in average owned general purpose credit card loans, coupled with an increase in the Company’s average cost of borrowings.

The following tables present analyses of Discover’s average balance sheets and interest rates for the quarters ended February 28, 2006 and 2005 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended February 28,
	2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$21,976	9.87%	$535	$19,210	9.07%	$430
Other consumer loans	306	7.52	6	401	7.78	8
Investment securities	39	3.70	—	56	1.55	—
Other	4,033	4.65	45	2,538	3.25	20

Total interest earning assets	26,354	9.02	586	22,205	8.36	458
Allowance for loan losses	(838)			(939)
Non-interest earning assets	2,157			2,725

Total assets	$27,673			$23,991

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$820	3.86%	$8	$646	2.08%	$4
Brokered	12,394	4.46	136	8,818	4.54	99
Other time	1,783	4.40	19	3,118	3.18	24

Total interest bearing deposits	14,997	4.42	163	12,582	4.08	127
Other borrowings	6,001	4.55	68	4,775	3.51	41

Total interest bearing liabilities	20,998	4.46	231	17,357	3.92	168
Shareholder’s equity/other liabilities	6,675			6,634

Total liabilities and shareholder’s equity	$27,673			$23,991

Net interest income			$355			$290

Net interest margin(1)			5.47%			5.30%
Interest rate spread(2)		4.56%			4.44%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended February 28, 2006 vs. 2005
Increase/(Decrease) due to Changes in:	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$62	$43	$105
Other consumer loans	(2)	—	(2)
Other	12	13	25

Total interest revenue	86	42	128

Interest Expense
Interest bearing deposits:
Savings	1	3	4
Brokered	40	(3)	37
Other time	(10)	5	(5)

Total interest bearing deposits	24	12	36
Other borrowings	11	16	27

Total interest expense	35	28	63

Net interest income	$51	$14	$65

Provision for Consumer Loan Losses.    The provision for consumer loan losses increased 15%. The increase reflected higher net charge-offs related to an increase in average general purpose credit card loans, partially offset by a higher net release of reserves as compared with the prior year period. The net reduction in reserves was $97 million in the quarter ended February 28, 2006 as compared with $90 million in the comparable prior year period.

Delinquencies and Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting improvements in portfolio credit quality and the favorable impact following the enactment of federal bankruptcy legislation that became effective in October 2005 (see “Managed General Purpose Credit Card Loan Data” herein). The Company believes, however, that the increased minimum payment requirements discussed below and overall credit conditions may adversely impact delinquency and charge-off trends during the second half of fiscal 2006.

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans and will implement further minimum payment increases beginning in the second quarter of fiscal 2006. The Company expects that these increases in minimum payment requirements will negatively impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs. Bank regulators have discretion to interpret the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements.

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

Non-Interest Expenses.    Non-interest expenses increased 1%. Compensation and benefits expense increased 13% primarily reflecting Discover’s share ($17 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). Marketing and business development expense decreased 18% due to lower marketing and advertising costs.

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

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended February 28,
	2006				2005
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$21,976	5.54%	9.87%	5.41%	$19,210	4.64%	9.07%	5.15%
Securitized	25,599	4.75%	14.08%	9.20%	29,720	3.00%	12.63%	9.47%

Managed	$47,575	2.56%	12.13%	7.44%	$48,930	1.82%	11.23%	7.79%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended February 28,
	2006			2005
		Delinquency Rates			Delinquency Rates
	Period End Loans	Over 30 Days	Over 90 Days	Period End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$19,924	2.97%	1.36%	$18,908	3.75%	1.81%
Securitized	27,901	3.79%	1.79%	28,862	4.55%	2.20%

Managed	$47,825	3.45%	1.61%	$47,770	4.24%	2.05%

	Three Months Ended February 28,
	2006	2005
Net Principal Charge-offs:
Owned	4.54%	4.62%
Securitized	5.51%	5.43%
Managed	5.06%	5.11%

Net Total Charge-offs (inclusive of interest and fees):
Owned	5.64%	6.47%
Securitized	7.86%	7.79%
Managed	6.83%	7.27%

Other Items.

Stock-Based Compensation.

The Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective approach as of December 1, 2004. SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Upon adoption, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share by $0.05.

For stock-based awards issued prior to the adoption of SFAS No. 123R, the Company’s accounting policy for awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company. For stock-based awards made to retirement-eligible employees during fiscal 2005, the Company recognized compensation expense for such awards on the date of grant.

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $395 million in the first quarter of fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in the first quarter of fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($270 million), Global Wealth Management Group ($80 million), Asset Management ($28 million) and Discover ($17 million) business segments.

Additionally, based on recent interpretive guidance related to SFAS No. 123R, the Company has changed its accounting policy for expensing the cost of fiscal 2006 year-end equity awards that will be granted to retirement-eligible employees. The Company will accrue the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (currently scheduled to occur in December 2006). As a result, the quarter ended February 28, 2006 included a $139 million accrual for the estimated cost of fiscal 2006 year-end awards that will be granted to retirement-eligible employees. The impact of this change was included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($108 million), the Global Wealth Management Group ($17 million), Asset Management ($8 million) and Discover ($6 million) business segments.

Discontinued Operations.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it will sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. The sale was completed on March 24, 2006. The results for discontinued operations in the quarter ended February 28, 2006 include a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing (see Note 15 to the condensed consolidated financial statements).

Business Acquisition.

On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $350 million in connection with the acquisition. The acquisition price is still subject to finalization, and the allocation of the price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process (see Note 16 to the condensed consolidated financial statements).

Coleman Litigation.

In the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman litigation matter (See Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in Part I, Item 3 of the Form 10-K, and “Financial Statements and Supplementary Data—Note 9” in Part II, Item 8 of the Form 10-K.

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

The pre-tax gain was recorded as a reduction to non-interest expenses and is included within the Global Wealth Management Group ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction was not material for all periods presented to the pre-tax income of each of the segments or to the Company.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2004. The Company has filed an appeal with respect to unresolved issues relative to the IRS examination of years 1994-1998. The Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material negative impact on the condensed consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

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

Accounting for Certain Hybrid Financial Instruments.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. For the Company, SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

Accounting for Servicing of Financial Assets.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company is currently evaluating the potential impact of adopting SFAS No. 156.

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2005 included in the Form 10-K), the following involve a higher degree of judgment and complexity.

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

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At February 28, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$225,099	$106,482	$203,590	$101,972
Reduced or no price transparency	16,368	151	11,131	76

Total	$241,467	$106,633	$214,721	$102,048

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At February 28, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$5,555	$8,731	$4,491	$8,151
OTC	36,807	34,197	41,403	36,801

Total	$42,362	$42,928	$45,894	$44,952

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

See Notes 8 and 17 to the condensed consolidated financial statements for additional information on legal proceedings and income tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes the overall liquidity and capital policies of the Company. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. These committees, along with the Company’s Treasury Department and other control groups, also assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated balance sheet, liquidity and capital structure, thereby helping to ensure that its business activities are integrated with the Company’s liquidity and capital policies.

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

The Company’s total assets increased to $959.6 billion at February 28, 2006 from $898.5 billion at November 30, 2005. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities), receivables from customers and brokers, dealers, and clearing organizations, securities borrowed and securities received as collateral. The increases were largely the result of higher market levels globally and an increase in client business opportunities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46R”). The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 40 year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of February 28, 2006 and November 30, 2005 and for the average month-end balances during the quarter ended February 28, 2006:

	Balance at				Average Month-End Balance
	February 28, 2006		November 30, 2005		For the Quarter Ended February 28, 2006
	(dollars in millions, except ratio data)
Total assets	$959,613		$898,523		$948,198
Less: Securities purchased under agreements to resell	(176,260)		(174,330)		(185,396)
Securities borrowed	(252,896)		(244,241)		(253,755)
Add: Financial instruments sold, not yet purchased	149,561		147,000		146,696
Less: Derivative contracts sold, not yet purchased	(42,928)		(44,952)		(43,946)

Subtotal	637,090		582,000		611,797
Less: Segregated customer cash and securities balances	(27,156)		(30,540)		(29,150)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(78,925)		(67,091)		(72,597)
Goodwill and intangible assets	(2,873)		(2,500)		(2,599)

Adjusted assets	$528,136		$481,869		$507,451

Shareholders’ equity	$30,123		$29,182		$29,570
Junior subordinated debt issued to capital trusts	3,652		2,764		3,212

Subtotal	33,775		31,946		32,782
Less: Goodwill and intangible assets	(2,873)		(2,500)		(2,599)

Tangible shareholders’ equity	$30,902		$29,446		$30,183

Leverage ratio(1)	31.1	x	30.5	x	31.4	x

Adjusted leverage ratio(2)	17.1	x	16.4	x	16.8	x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Quarter Ended February 28, 2006.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At February 28, 2006, total capital was $134.3 billion, an increase of $8.4 billion from November 30, 2005.

During the quarter ended February 28, 2006, the Company issued senior notes aggregating $12.3 billion, including non-U.S. dollar currency notes aggregating $2.0 billion and $889 million of junior subordinated debentures. At February 28, 2006, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s debt indentures) was approximately $141 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at February 28, 2006.

During the quarter ended February 28, 2006, the Company purchased approximately $1,199 million of its common stock (approximately 20 million shares) through open market purchases at an average cost of $59.08 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). During fiscal 2006, the Company currently anticipates that repurchases of its common stock pursuant to its equity antidilution program will be at the lower end of the $2 billion to $4 billion range.

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

The following table presents the allocation of the Company’s average common equity during the quarters ended February 28, 2006 and 2005:

	Three Months Ended February 28,
	2006	2005
Average common equity (dollars in billions):
Institutional Securities	$16.2	$13.8
Global Wealth Management Group	3.5	3.8
Asset Management	2.0	1.8
Discover	4.6	4.3

Total from operating segments	26.3	23.7
Discontinued operations	—	1.5
Unallocated capital	3.3	3.2

Consolidated	$29.6	$28.4

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $40 billion for the quarter ended February 28, 2006, of which approximately $33 billion on average was held at the parent company.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. component, held in the form of a reverse repurchase agreement at the parent company, consists primarily of U.S. government bonds and at February 28, 2006 was approximately $18 billion and averaged approximately $18 billion during the quarter. The non-U.S. component consists of European government bonds and other high-quality collateral. The parent company cash component of the liquidity reserve at February 28, 2006 was approximately $15 billion and averaged approximately $15 billion during the quarter. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At February 28, 2006, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,288 million. Of this amount, $408 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of March 31, 2006, the Company’s credit ratings were as follows:

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

Commitments.

The Company’s commitments associated with outstanding letters of credit, investment activities, and lending and financing commitments as of February 28, 2006 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit(1)	$8,276	$87	$—	$—	$8,363
Investment activities	92	199	28	71	390
Investment grade lending commitments(2)	5,021	7,000	13,571	3,640	29,232
Non-investment grade lending commitments(2)	587	1,088	1,367	2,244	5,286
Commitments for secured lending transactions(3)	9,495	6,128	438	106	16,167
Commitments to purchase mortgage loans(4)	10,341	—	—	—	10,341

Total(5)	$33,812	$14,502	$15,404	$6,061	$69,779

(1)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 8 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $269 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At February 28, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $117 billion and $75 billion, respectively.

Investments.

The table below includes investments made by the Company that represent business facilitation or principal investing activities at February 28, 2006 and November 30, 2005 and are included within Other assets on the condensed consolidated statement of financial condition. Business facilitation investments are strategic investments undertaken by the Company to facilitate core business activities. Principal investing activities are capital commitments provided to private companies, generally for proprietary purposes to maximize total returns to the Company. The Company has committed to increasing its principal investing activity. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion.

	At February 28, 2006
	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Business facilitation:
Private equity funds	$4	$—	$156	$—	$160
Real estate funds	366	—	—	—	366
Asset management seed capital	—	—	353	—	353
Industry utilities(1)	587	—	—	—	587
Other	227	35	—	8	270

Total business facilitation	1,184	35	509	8	1,736
Principal investments	1,337	—	—	—	1,337

Total investments	$2,521	$35	$509	$8	$3,073

	At November 30, 2005(2)
	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Business facilitation:
Private equity funds	$3	$—	$185	$—	$188
Real estate funds	359	—	—	—	359
Asset management seed capital	—	—	248	—	248
Industry utilities(1)	371	—	—	—	371
Other	149	37	—	9	195

Total business facilitation	882	37	433	9	1,361
Principal investments	1,190	—	—	—	1,190

Total investments	2,072	37	433	9	2,551

(1)	Any investment made to participate in an industry consortium or an industry service with the intention to support core business activities and advance business growth.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

Regulatory Developments.

Effective December 1, 2005, the Company became subject to the SEC’s consolidated supervised entity rules (the “CSE Rules”). MS&Co., one of the Company’s U.S. broker-dealers, currently uses an alternative method permitted under the CSE Rules to compute net capital based on mathematical models that determines capital charges for market and derivatives-related credit risk. Under the CSE Rules, the Company is also subject to group-wide supervision and examination by the SEC, required to have in place group-wide internal risk management controls, and required to calculate capital on a holding company basis generally consistent with the standards of the Basel Committee on Banking Supervision (“Basel II”).

The Company continues to work with its regulators on the implementation of the CSE Rules and Basel II capital standards. As rules related to Basel II are released, the Company will consult with regulators on the new requirements. Compliance with related EU requirements (capital, oversight and reporting) will be a focus item through 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk.

The Company uses 99%/One-Day Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of risk generated by trading positions is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (99% vs. 95%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate trading and non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. As of February 28, 2006, the aggregate carrying value of such investments was approximately $2.4 billion.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at February 28, 2006 and November 30, 2005:

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 99% Total VaR	99%/One-Day VaR at		99%/One-Day VaR at		99%/One-Day VaR at
Primary Market Risk Category	February 28, 2006	November 30, 2005	February 28, 2006	November 30, 2005	February 28, 2006	November 30, 2005
	(dollars in millions)
Interest rate and credit spread	$79	$56	$70	$51	$28	$35
Equity price	49	41	43	36	20	10
Foreign exchange rate	15	10	15	10	—	—
Commodity price	42	50	42	50	—	—

Subtotal	185	157	170	147	48	45
Less diversification benefit(1)	70	64	65	65	14	7

Total VaR	$115	$93	$105	$82	$34	$38

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at February 28, 2006 were $115 million and $105 million, respectively, compared with $93 million and $82 million, respectively, at November 30, 2005.

The Company views average Trading VaR as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during the quarters ended February 28, 2006 and November 30, 2005, represents substantially all of the Company’s trading activities. Certain market risks included in the Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended February 28, 2006 increased to $84 million from $81 million for the quarter ended November 30, 2005, reflecting increases in equity price VaR, foreign exchange rate VaR, and commodity price VaR. The increase in equity price VaR was predominantly driven by increased directional exposure to equity products. The increase in foreign exchange rate VaR was predominately driven by increased exposure to foreign currencies. The increase in commodity price VaR was predominantly driven by increased exposure to oil products (i.e., crude and distillates).

Table 2: 99% High/Low/Average Trading VaR	Daily 99%/One-Day VaR for the Quarter Ended February 28, 2006			Daily 99%/One-Day VaR for the Quarter Ended November 30, 2005
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$70	$46	$53	$60	$47	$53
Equity price	48	30	36	41	28	34
Foreign exchange rate	22	9	14	16	10	12
Commodity price	56	41	49	53	39	46
Trading VaR	$105	$73	$84	$93	$72	$81

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

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series	Average 99%/One-Day VaR for the Quarter Ended February 28, 2006		Average 95%/One-Day VaR for the Quarter Ended February 28, 2006
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$53	$45	$35	$30
Equity price	36	30	25	21
Foreign exchange rate	14	14	9	8
Commodity price	49	58	31	32
Trading VaR	$84	$75	$58	$51

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for the quarter ended February 28, 2006 would have been $265 million and $183 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended February 28, 2006.

As shown in Table 2 above, the Company’s average 99%/one-day Trading VaR for the quarter ended February 28, 2006 was $84 million. The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR for the quarter ended February 28, 2006. The most frequently occurring value was between $81 million and $84 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended February 28, 2006 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended February 28, 2006 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR for that given day. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99%/one-day Trading VaR reported in Table 2 above.

As of February 28, 2006, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2005.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Lending.    At February 28, 2006 and November 30, 2005, the aggregate value of investment grade loans and financial accommodations was $5.6 billion and $5.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $2.9 billion and $2.3 billion, respectively. At February 28, 2006 and November 30, 2005, the aggregate value of lending commitments outstanding was $34.5 billion and $37.0 billion, respectively. In connection with these business activities (which include funded loans and lending commitments), the Company had hedges with a notional amount of $17.7 billion and $17.8 billion at February 28, 2006 and November 30, 2005, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its lending positions and commitments as of February 28, 2006:

Lending Commitments and Funded Loans

	Years to Maturity				Total Lending Exposure(2)	Funded Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$220	$107	$219	$—	$546	$—
AA	1,516	1,971	2,138	512	6,137	1,097
A	1,674	2,647	4,181	993	9,495	798
BBB	3,640	4,075	8,391	2,542	18,648	3,699
Non-investment grade	942	1,541	2,238	3,441	8,162	2,876

Total	$7,992	$10,341	$17,167	$7,488	$42,988	$8,470

Notional amount of hedges owned					$17,697

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total lending exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at February 28, 2006. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$973	$1,008	$1,165	$1,905	$(1,643)	$3,408	$3,136
AA	6,834	4,537	6,184	12,290	(17,688)	12,157	11,383
A	3,310	2,560	2,193	6,869	(7,379)	7,553	6,535
BBB	3,253	2,645	2,674	2,761	(3,827)	7,506	5,214
Non-investment grade	2,508	1,431	966	2,297	(2,711)	4,491	2,444
Unrated(4)	687	730	209	320	(254)	1,692	271

Total	$17,565	$12,911	$13,391	$26,442	$(33,502)	$36,807	$28,983

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 28, 2006, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$2,595	$6,028	$9,650	$24,227	$(26,216)	$16,284	$13,635
Foreign exchange forward contracts and options	4,279	507	78	3	(339)	4,528	3,988
Equity securities contracts (including equity swaps, warrants and options)	3,124	1,879	575	214	(2,067)	3,725	1,867
Commodity forwards, options and swaps	7,567	4,497	3,088	1,998	(4,880)	12,270	9,493

Total	$17,565	$12,911	$13,391	$26,442	$(33,502)	$36,807	$28,983

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$3,105	$5,148	$5,711	$17,142	$(18,211)	$12,895
Foreign exchange forward contracts and options	4,319	445	96	24	(197)	4,687
Equity securities contracts (including equity swaps, warrants and options)	3,147	2,083	1,223	296	(814)	5,935
Commodity forwards, options and swaps	7,427	4,972	2,082	1,478	(5,279)	10,680

Total	$17,998	$12,648	$9,112	$18,940	$(24,501)	$34,197

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at February 28, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 28, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps and options, credit derivatives and other fixed income securities contracts	$16,388	$12,967	$17,157	$13,212
Foreign exchange forward contracts and options	4,528	4,688	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	9,002	13,846	7,290	11,957
Commodity forwards, options and swaps	12,444	11,427	13,899	12,186

Total	$42,362	$42,928	$45,894	$44,952

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At February 28, 2006, less than 5% of the Company’s total credit exposure (including loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. These country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At February 28, 2006, the Company’s material credit exposure (including loans, lending commitments and derivative contracts) was to entities engaged in the following industries: financial institutions, utilities, sovereign-related entities, consumer-related, chemicals, forest/metals, and energy.

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

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in Note 8 in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K.

IPO Allocation Matters.

In In re Initial Public Offering Antitrust Litigation, defendants’ petition for rehearing en banc on the reversal of the district court dismissal of this matter was denied by the U.S. Court of Appeals for the Second Circuit on January 12, 2006. On March 8, 2006, defendants filed a petition to the U.S. Supreme Court for writ of certiorari.

In the matters brought by purported assignees of certain issuers, the U.S. District Court for the Southern District of New York dismissed plaintiff’s second amended complaint with prejudice on February 24, 2006. On March 14, 2006, plaintiff moved for reconsideration of this judgment.

Global Wealth Management Group (formerly Retail Brokerage) Employment Matters.

On January 27, 2006, the plaintiff in Roles filed a motion before the Judicial Panel on Multidistrict Litigation to transfer that case, as well as Gasman and Steinberg, to the U.S. District Court for the Southern District of California to be consolidated with Garett for pretrial proceedings. On February 17, 2006, defendants in Steinberg moved the U. S. District Court for the District of New Jersey to dismiss plaintiff’s amended complaint.

Shareholder Derivative Matters.

In In re Morgan Stanley Derivative Litigation, defendants filed their motions to dismiss on March 9, 2006.

Item 1A.	Risk Factors

See “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended February 28, 2006.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 1, 2005 – December 31, 2005)
Equity Anti-dilution Program (A)	4,522,800	$57.71	4,522,800	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	179,337	$57.21	N/A	N/A

Month #2 (January 1, 2006 – January 31, 2006)
Equity Anti-dilution Program (A)	10,845,773	$58.71	10,845,773	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	764,363	$58.21	N/A	N/A

Month #3 (February 1, 2006 – February 28, 2006)
Equity Anti-dilution Program (A)	4,924,161	$61.16	4,924,161	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	141,949	$60.74	N/A	N/A

Total
Equity Anti-dilution Program (A)	20,292,734	$59.08	20,292,734	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	1,085,649	$58.38	N/A	N/A

(A)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at February 28, 2006 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding the submission of matters to a vote of security holders under Item 8.01 of the Company’s Current Report on Form 8-K filed on April 4, 2006 is incorporated by reference herein.

Item 5.	Other Information

On April 4, 2006, the Company’s Board of Directors approved an annual retainer of $15,000 for service as the lead director. C. Robert Kidder was appointed lead director on April 4, 2006.

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
Paul C. Wirth, Controller and Principal Accounting Officer

Date:    April 7, 2006

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 28, 2006

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended to date.

3.2	Amended and Restated Bylaws, as amended to date.

4	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among the Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrators named therein.

10.1	Amendment No. 4 to the Amended and Restated Trust Agreement dated as of March 21, 2006 by and between the Company and State Street Bank and Trust Company.

10.2	Employees’ Equity Accumulation Plan, amended and restated as of March 21, 2006.

10.3	Amendment to the 1995 Equity Incentive Compensation Plan, dated as of March 29, 2006.

10.4	Amendment, dated February 14, 2006, to the Amended and Restated Employment Agreement dated as of September 20, 2005, as further amended on December 13, 2005, between the Company and Mr. John J. Mack (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 7 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated April 7, 2006, concerning unaudited interim financial information.

18	Letter Re: Change in Accounting Principles.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1