Form 10-Q
period 2006-05-31
MORGAN STANLEY
filed 2006-07-07
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

As of June 30, 2006, there were 1,071,959,235 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended May 31, 2006

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2006	November 30, 2005
	(unaudited)
Assets
Cash and cash equivalents	$14,793	$29,414
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $26,979 at May 31, 2006 and $30,223 at November 30, 2005)	46,612	40,130
Financial instruments owned (approximately $104 billion and $93 billion were pledged to various parties at May 31, 2006 and November 30, 2005, respectively):
U.S. government and agency securities	33,781	31,742
Other sovereign government obligations	24,484	22,750
Corporate and other debt	128,358	105,381
Corporate equities	69,215	52,238
Derivative contracts	51,536	45,894
Physical commodities	2,797	2,610

Total financial instruments owned	310,171	260,615
Securities received as collateral	61,248	43,557
Collateralized agreements:
Securities purchased under agreements to resell	190,289	174,330
Securities borrowed	274,581	244,241
Receivables:
Consumer loans (net of allowances of $776 at May 31, 2006 and $838 at November 30, 2005)	21,965	22,916
Customers	67,878	50,979
Brokers, dealers and clearing organizations	6,785	5,030
Fees, interest and other	9,328	6,137
Office facilities, at cost (less accumulated depreciation of $3,435 at May 31, 2006 and $3,196 at November 30, 2005)	2,809	2,733
Aircraft held for sale	—	3,145
Goodwill and net intangible assets	2,932	2,500
Other assets	17,652	12,796

Total assets	$1,027,043	$898,523

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	May 31, 2006	November 30, 2005
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$34,028	$31,120
Deposits	22,560	18,663
Financial instruments sold, not yet purchased:
U.S. government and agency securities	19,594	20,425
Other sovereign government obligations	29,507	25,355
Corporate and other debt	7,788	5,480
Corporate equities	52,292	45,936
Derivative contracts	48,747	44,952
Physical commodities	1,894	4,852

Total financial instruments sold, not yet purchased	159,822	147,000
Obligation to return securities received as collateral	61,248	43,557
Collateralized financings:
Securities sold under agreements to repurchase	257,250	237,274
Securities loaned	141,454	120,454
Other secured financings	28,798	23,534
Payables:
Customers	131,413	112,246
Brokers, dealers and clearing organizations	6,478	4,789
Interest and dividends	5,528	3,338
Other liabilities and accrued expenses	18,158	16,835
Long-term borrowings	127,985	110,465

	994,722	869,275

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at May 31, 2006 and November 30, 2005;
Shares issued: 1,211,701,552 at May 31, 2006 and November 30, 2005;
Shares outstanding: 1,071,786,172 at May 31, 2006 and 1,057,677,994 at November 30, 2005	12	12
Paid-in capital	1,670	2,389
Retained earnings	38,125	35,185
Employee stock trust	4,726	3,060
Accumulated other comprehensive income (loss)	20	(190)
Common stock held in treasury, at cost, $0.01 par value;
139,915,380 shares at May 31, 2006 and 154,023,558 shares at November 30, 2005	(7,572)	(8,214)
Common stock issued to employee trust	(4,726)	(3,060)

Total shareholders’ equity	32,255	29,182

Total liabilities and shareholders’ equity	$1,027,043	$898,523

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,132	$814	$2,114	$1,635
Principal transactions:
Trading	3,735	1,794	6,802	3,640
Investments	690	226	1,004	379
Commissions	1,005	824	1,934	1,648
Fees:
Asset management, distribution and administration	1,333	1,246	2,612	2,450
Merchant, cardmember and other	277	318	566	626
Servicing and securitization income	651	423	1,247	917
Interest and dividends	10,114	6,035	20,663	11,878
Other	125	121	239	226

Total revenues	19,062	11,801	37,181	23,399
Interest expense	9,988	5,561	19,469	10,186
Provision for consumer loan losses	130	209	285	344

Net revenues	8,944	6,031	17,427	12,869

Non-interest expenses:
Compensation and benefits	3,723	2,622	7,906	5,476
Occupancy and equipment	237	232	469	564
Brokerage, clearing and exchange fees	340	276	632	536
Information processing and communications	365	349	712	691
Marketing and business development	298	298	536	555
Professional services	538	438	972	817
Other	267	422	577	992
September 11th related insurance recoveries, net	—	—	—	(251)

Total non-interest expenses	5,768	4,637	11,804	9,380

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	3,176	1,394	5,623	3,489
Losses from unconsolidated investees	103	67	172	140
Provision for income taxes	1,124	396	1,908	1,069

Income from continuing operations before cumulative effect of accounting change, net	1,949	931	3,543	2,280
Discontinued operations:
Income/(loss) from discontinued operations	14	(5)	(42)	2
Income tax (provision)/benefit	(6)	2	17	(1)

Income/(loss) on discontinued operations	8	(3)	(25)	1
Cumulative effect of accounting change, net	—	—	—	49

Net income	$1,957	$928	$3,518	$2,330

Earnings per basic share:
Income from continuing operations	$1.92	$0.88	$3.48	$2.15
Income/(loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.93	$0.88	$3.46	$2.20

Earnings per diluted share:
Income from continuing operations	$1.85	$0.86	$3.35	$2.10
Income/(loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.86	$0.86	$3.33	$2.15

Average common shares outstanding:
Basic	1,013,241,715	1,053,812,487	1,016,756,096	1,061,632,036

Diluted	1,054,733,745	1,079,811,172	1,056,493,761	1,084,988,764

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$1,957	$928	$3,518	$2,330
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	97	(41)	130	(45)
Net change in cash flow hedges	53	(56)	80	(50)

Comprehensive income	$2,107	$831	$3,728	$2,235

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,518	$2,330
Adjustments to reconcile net income to net cash used for operating activities:
Cumulative effect of accounting change, net	—	(49)
Compensation payable in common stock and options	1,067	408
Depreciation and amortization	365	478
Provision for consumer loan losses	285	344
Lease adjustment	—	109
Insurance settlement	—	(251)
Aircraft-related charges	125	—
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(6,482)	(12,636)
Financial instruments owned, net of financial instruments sold, not yet purchased	(36,391)	(11,695)
Securities borrowed, net of securities loaned	(9,340)	(3,245)
Receivables and other assets	(23,664)	8,057
Payables and other liabilities	24,899	10,386
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	4,017	(25,023)

Net cash used for operating activities	(41,601)	(30,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Office facilities and aircraft under operating leases	1,990	(270)
Purchase of Goldfish	(1,676)	—
Purchase of PULSE, net of cash acquired	—	(279)
Net principal disbursed on consumer loans	(6,371)	(4,813)
Sales of consumer loans	8,359	4,954
Sale of interest in POSIT	—	90
Insurance settlement	—	220

Net cash provided by (used for) investing activities	2,302	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	2,908	3,754
Derivatives financing activities	(156)	993
Other secured financings	5,264	9,315
Deposits	3,897	2,476
Tax benefits associated with stock-based awards	39	261
Net proceeds from:
Issuance of common stock	229	253
Issuance of long-term borrowings	25,693	15,768
Payments for:
Repayments of long-term borrowings	(11,306)	(6,788)
Repurchases of common stock	(1,312)	(2,276)
Cash dividends	(578)	(596)

Net cash provided by financing activities	24,678	23,160

Net decrease in cash and cash equivalents	(14,621)	(7,725)
Cash and cash equivalents, at beginning of period	29,414	32,811

Cash and cash equivalents, at end of period	$14,793	$25,086

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Institutional Securities includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; trust and fiduciary services; and engages in investment activities.

Asset Management provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel; and engages in investment activities.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and PULSE EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard network.

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

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited (“MSIL”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley DW Inc. (“MSDWI”), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc.

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

Discontinued Operations.    The Company’s aircraft leasing business was classified as “held for sale” prior to its sale on March 24, 2006, and associated revenues and expenses have been reported as discontinued operations for all periods presented. Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 15 for additional information on discontinued operations.

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

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transaction trading and investment revenues in the condensed consolidated statements of income. Loans and lending commitments associated with the Company’s corporate lending activities also are primarily recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments Used for Asset and Liability Management.    The Company enters into various derivative financial instruments for non-trading purposes. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the condensed consolidated statements of financial condition and include interest rate swaps, foreign currency swaps, equity swaps and foreign exchange forwards. The Company uses interest rate and currency swaps and equity derivatives to manage interest rate, currency and equity price risk arising from certain liabilities. The Company also utilizes interest rate swaps to match the repricing characteristics of consumer loans with those of the borrowings that fund these loans. Certain of these derivative financial instruments are designated and qualify as fair value hedges, which hedge the changes in fair value of assets, liabilities or firm commitments and cash flow hedges, which hedge the variability of future cash flows from forecasted transactions and floating rate assets and liabilities.

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

In connection with the sale of the aircraft financing business (see Note 15), the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps, which were designated as hedges of the Company’s variable rate long-term borrowings, are being reclassified to earnings when the hedged forecasted transactions impact earnings, as these transactions are still probable of occurring.

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net excess cash flows that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. A corresponding asset also is recorded and charged to income over the term of the securitized loans, with actual net excess cash flows continuing to be recognized in income as they are earned.

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

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that will be granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (currently scheduled to occur in December 2006). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

If the Company had accrued the estimated cost of equity awards granted to retirement-eligible employees over the course of the fiscal year ended November 30, 2005 rather than expensing such awards at the grant date in December 2005, net income would have decreased for the quarter and six month period ended May 31, 2005. The approximate resulting pro forma net income would have been $860 million and $2,198 million, respectively, rather than the reported amounts of $928 million and $2,330 million, respectively. The approximate resulting impact on earnings per share for the quarter ended May 31, 2005 would have been a reduction in the reported amounts of earnings per basic share from $0.88 to $0.82 and earnings per diluted share from $0.86 to $0.80. The approximate resulting impact on earnings per share for the six month period ended May 31, 2005 would have been a reduction in the reported amounts of earnings per basic share from $2.20 to $2.07 and earnings per diluted share from $2.15 to $2.03.

2.	Goodwill and Intangible Assets.

During the first quarter of fiscal 2006, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for the six month period ended May 31, 2006 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2005	$444	$540	$966	$256	$2,206
Translation adjustments	—	30	—	16	46
Goodwill acquired during the period(1)	2	—	2	232	236

Balance as of May 31, 2006	$446	$570	$968	$504	$2,488

Intangible assets:
Balance as of November 30, 2005	$227	$—	$—	$67	$294
Intangible assets acquired during the period(1)	26	—	4	128	158
Translation adjustments	—	—	—	10	10
Amortization expense	(13)	—	—	(5)	(18)

Balance as of May 31, 2006	$240	$—	$4	$200	$444

(1)	Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of Goldfish (see Note 16).

3.	Collateralized and Securitization Transactions.

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

	At May 31, 2006	At November 30, 2005
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$13,519	$12,494
Other sovereign government obligations	155	328
Corporate and other debt	35,387	21,775
Corporate equities	5,837	5,290

Total	$54,898	$39,887

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At May 31, 2006 and November 30, 2005, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $909 billion and $798 billion, respectively, and the fair value of the portion that has been sold or repledged was $801 billion and $737 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $3.7 billion at May 31, 2006, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the six month period ended May 31, 2006. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and six month period ended May 31, 2006 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at May 31, 2006 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$ 2,594		$ 865		$ 173
Weighted average life (in months)	38		113		60
Credit losses (rate per annum)	0.00-4.25%		—		0.00-5.06%
Impact on fair value of 10% adverse change	$ (92)		$ —		$ (1)
Impact on fair value of 20% adverse change	$ (174)		$ —		$ (2)
Weighted average discount rate (rate per annum)	9.00%		6.26%		8.10%
Impact on fair value of 10% adverse change	$ (44)		$ (29)		$ (4)
Impact on fair value of 20% adverse change	$ (88)		$ (56)		$ (7)
Prepayment speed assumption(1)(2)	318-2833P	SA	131-242P	SA	—
Impact on fair value of 10% adverse change	$ (43)		$ (4)		$ —
Impact on fair value of 20% adverse change	$ (50)		$ (7)		$ —

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the six month periods ended May 31, 2006 and 2005, the Company received proceeds from new securitization transactions of $31.0 billion and $34.5 billion, respectively, and cash flows from retained interests in securitization transactions of $2,843 million and $3,655 million, respectively.

4.	Consumer Loans.

Consumer loans were as follows:

	At May 31, 2006	At November 30, 2005
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$22,741	$23,754
Less:
Allowance for consumer loan losses	776	838

Consumer loans, net	$21,965	$22,916

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005(1)	2006	2005(1)
	(dollars in millions)
Balance at beginning of period	$785	$854	$838	$943
Additions:
Provision for consumer loan losses	130	209	285	344
Purchase of consumer loans(2)	9	—	53	—
Deductions:
Charge-offs	(192)	(261)	(492)	(521)
Recoveries	42	40	89	76

Net charge-offs	(150)	(221)	(403)	(445)
Translation adjustments and other	2	(2)	3	(2)

Balance at end of period	$776	$840	$776	$840

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(2)	Amounts relate to the Company’s acquisition of Goldfish (see Note 16).

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$44	$50	$82	$106

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$23	$27	$45	$60

At May 31, 2006, the Company had commitments to extend credit for consumer loans of approximately $273 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At May 31, 2006 and November 30, 2005, $874 million and $4,080 million, respectively, of the Company’s consumer loans were classified as held for sale.

The Company received net proceeds from consumer loan sales of $1,349 million and $8,359 million in the quarter and six month period ended May 31, 2006 and $262 million and $4,954 million in the quarter and six month period ended May 31, 2005.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide just adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At May 31, 2006, the Company had $10,255 million of retained interests, including $6,869 million of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the six month periods ended May 31, 2006 and 2005, the Company completed credit card asset securitizations of $6.6 billion and $3.4 billion, respectively, and recognized net securitization gains of $156 million and $16 million, respectively, as servicing and securitization income in the condensed consolidated statements of income. The amount for the six month period ended May 31, 2006 includes an increase in the fair value of the Company’s retained interests in securitized credit card receivables primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The uncollected balances of securitized general purpose credit card loans were $26.8 billion and $24.4 billion at May 31, 2006 and November 30, 2005, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six month periods ended May 31, 2006 and 2005 were as follows:

	Six Months Ended May 31,
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At May 31, 2006
Residual Interests (carrying amount/fair value)	$338
Weighted average life (in months)	4.3
Weighted average payment rate (rate per month)	21.58%
Impact on fair value of 10% adverse change	$(25)
Impact on fair value of 20% adverse change	$(46)
Weighted average credit losses (rate per annum)	4.46%
Impact on fair value of 10% adverse change	$(39)
Impact on fair value of 20% adverse change	$(78)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(3)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Six Months Ended May 31,
	2006	2005
Proceeds from new credit card asset securitizations	$6.6	$3.4
Proceeds from collections reinvested in previous credit card asset securitizations	$29.6	$29.1
Contractual servicing fees received	$0.3	$0.3
Cash flows received from retained interests	$1.1	$1.0

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At May 31, 2006		Six Months Ended May 31, 2006
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$48,539	$1,599	$47,439	$992
Less: Securitized general purpose credit card loans	26,775

Owned general purpose credit card loans	$21,764

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Long-Term Borrowings.

Long-term borrowings at May 31, 2006 scheduled to mature within one year aggregated $14,631 million.

During the six month period ended May 31, 2006, the Company issued senior notes aggregating $26,454 million, including non-U.S. dollar currency notes aggregating $11,530 million and $889 million of junior subordinated debentures. Maturities in the aggregate of these notes by fiscal year are as follows: 2006, $3 million; 2007, $2,501 million; 2008, $5,351 million; 2009, $3,308 million; 2010, $1,012 million; and thereafter, $14,279 million. In the six month period ended May 31, 2006, $11,306 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at May 31, 2006.

6.	Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. (the “NYSE”) and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,762 million at May 31, 2006, which exceeded the amount required by $3,721 million. MSDWI’s net capital totaled $1,210 million at May 31, 2006, which exceeded the amount required by $1,136 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJS have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2006, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 31, 2006, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 31, 2006, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the six month period ended May 31, 2006, the Company purchased approximately $1,312 million of its common stock through open market purchases at an average cost of $59.47 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six month period ended May 31, 2005, the Company purchased approximately $2,276 million of its common stock through a combination of open market purchases and employee purchases at an average cost of $55.13 per share.

7.	Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$1,949	$931	$3,543	$2,280
Income/(loss) on discontinued operations	8	(3)	(25)	1
Cumulative effect of accounting change, net	—	—	—	49

Net income applicable to common shareholders	$1,957	$928	$3,518	$2,330

Weighted average common shares outstanding	1,013	1,054	1,017	1,062

Earnings per basic share:
Income from continuing operations	$1.92	$0.88	$3.48	$2.15
Income/(loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.93	$0.88	$3.46	$2.20

Diluted EPS:
Net income applicable to common shareholders	$1,957	$928	$3,518	$2,330

Weighted average common shares outstanding	1,013	1,054	1,017	1,062
Effect of dilutive securities:
Stock options and restricted stock units	42	26	39	23

Weighted average common shares outstanding and common stock equivalents	1,055	1,080	1,056	1,085

Earnings per diluted share:
Income from continuing operations	$1.85	$0.86	$3.35	$2.10
Income/(loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.86	$0.86	$3.33	$2.15

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	40	97	42	96

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash dividends declared per common share were $0.27 and $0.54 for the quarters and six month periods ended May 31, 2006 and 2005.

8.	Commitments and Contingencies.

Letters of Credit.    At May 31, 2006 and November 30, 2005, the Company had approximately $7,585 million and $6,904 million, respectively, of letters of credit outstanding to satisfy various collateral requirements.

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

The aggregate value of the investment grade and non-investment grade lending commitments are shown below:

	At May 31, 2006	At November 30, 2005
	(dollars in millions)
Investment grade lending commitments	$27,088	$23,968
Non-investment grade lending commitments	8,189	13,066

Total	$35,277	$37,034

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

The Company has commitments to fund other less liquid investments, including at May 31, 2006, $496 million in connection with investment activities, $13,593 million related to secured lending transactions and $8,550 million related to forward purchase contracts involving mortgage loans. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At May 31, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $106 billion and $82 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Coleman Litigation.    On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County. The complaint relates to the merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”) in 1998. The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others. On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the condensed consolidated statement of financial condition is $1,863 million of commercial paper and other securities which have been pledged to obtain the bond which was posted in this matter. The Company filed its initial brief in support of its appeal on December 7, 2005. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial. On June 28, 2006, the District Court of Appeal for the Fourth District of Florida heard oral argument on the Company’s appeal from the judgment of the trial court.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPO Allocation Matters.    In connection with the Company’s role as either lead or co-lead underwriter in several initial public offerings (“IPO”), the Company has been exposed to both regulatory and civil proceedings. On January 25, 2005, the Company announced a settlement with the SEC regarding allegations that it violated Rule 101 of Regulation M by attempting to induce certain customers that received shares in IPOs to place purchase orders for additional shares in the aftermarket. Under the terms of the settlement, the Company agreed, without admitting or denying the allegations, to the entry of a judgment enjoining it from violating Rule 101 of Regulation M and the payment of a $40 million civil penalty. The court approved the settlement on February 4, 2005.

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at May 31, 2006 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at May 31, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$18,661	$11,838	$17,157	$13,212
Foreign exchange forward contracts and options	8,034	8,053	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	10,393	15,793	7,290	11,957
Commodity forwards, options and swaps	14,448	13,063	13,899	12,186

Total	$51,536	$48,747	$45,894	$44,952

10.	Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Global Wealth Management Group, Asset Management and Discover. For further discussion of the Company’s business segments, see Note 1. Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

Revenues and expenses directly associated with each respective segment are included in determining their operating results. Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an “Intersegment Eliminations” category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2006	Institutional Securities(1)	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$6,119	$1,272	$718	$803	$(94)	$8,818
Net interest	(393)	130	5	388	(4)	126

Net revenues	$5,726	$1,402	$723	$1,191	$(98)	$8,944

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$2,267	$157	$224	$541	$(13)	$3,176
Losses from unconsolidated investees	103	—	—	—	—	103
Provision for income taxes	786	51	89	203	(5)	1,124

Income from continuing operations before cumulative effect of accounting change, net(2)	$1,378	$106	$135	$338	$(8)	$1,949

Three Months Ended May 31, 2005(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,300	$1,149	$641	$534	$(67)	$5,557
Net interest	40	79	1	354	—	474

Net revenues	$3,340	$1,228	$642	$888	$(67)	$6,031

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$813	$118	$175	$263	$25	$1,394
Losses from unconsolidated investees	67	—	—	—	—	67
Provision for income taxes	171	48	68	99	10	396

Income from continuing operations before cumulative effect of accounting change, net(2)	$575	$70	$107	$164	$15	$931

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended May 31, 2006	Institutional Securities(1)	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$10,983	$2,467	$1,412	$1,537	$(166)	$16,233
Net interest	217	219	6	743	9	1,194

Net revenues	$11,200	$2,686	$1,418	$2,280	$(157)	$17,427

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$4,021	$180	$396	$1,020	$6	$5,623
Losses from unconsolidated investees	171	—	—	1	—	172
Provision for income taxes	1,309	60	156	381	2	1,908

Income from continuing operations before cumulative effect of accounting change, net(2)	$2,541	$120	$240	$638	$4	$3,543

Six Months Ended May 31, 2005(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,463	$2,312	$1,336	$1,203	$(137)	$11,177
Net interest	892	154	2	644	—	1,692

Net revenues	$7,355	$2,466	$1,338	$1,847	$(137)	$12,869

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$1,890	$471	$462	$617	$49	$3,489
Losses from unconsolidated investees	140	—	—	—	—	140
Provision for income taxes	455	187	175	233	19	1,069

Income from continuing operations before cumulative effect of accounting change, net(2)(4)	$1,295	$284	$287	$384	$30	$2,280

Total Assets(5)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At May 31, 2006	$977,016	$19,706	$3,588	$26,846	$(113)	$1,027,043

At November 30, 2005	$848,943	$19,290	$3,543	$26,866	$(119)	$898,523

(1)	Net revenues for the quarter and six months ended May 31, 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.
(2)	See Note 15 for a discussion of discontinued operations.
(3)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(4)	See Note 1 for a discussion of the cumulative effect of accounting change, net.
(5)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Variable Interest Entities.

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

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests described below may not be held by the Company at the end of future quarterly reporting periods.

At May 31, 2006, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan and bond issuing, commodities monetization, equity-linked note and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $20 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, certain credit-linked note, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At May 31, 2006, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $34.9 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt and bond obligation, financial

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $19.3 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at May 31, 2006. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

12.	Guarantees.

The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is disclosed below by type of guarantee:

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed.

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

The table below summarizes certain information regarding these guarantees at May 31, 2006:

	Maximum Potential Payout/Notional
	Years to Maturity					Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$584,360	$466,007	$924,778	$651,927	$2,627,072	$24,075	$115
Standby letters of credit and other financial guarantees	1,410	507	688	3,189	5,794	156	1,571
Market value guarantees	16	171	32	645	864	50	121
Liquidity facilities	963	496	49	100	1,608	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at May 31, 2006 and November 30, 2005 was $304 million and $349 million, respectively. As of May 31, 2006 and November 30, 2005, the Company’s accrued liability for distributions that the Company has determined it is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $32 million and $36 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2006 and November 30, 2005, the maximum potential amount of future payments the Company may be required to make under its surety bond was $137 million and $157 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business, the Company issues general purpose credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant. If the Discover Network is unable to collect the amount from the merchant, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard network. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date that could qualify as a valid disputed transaction under the Company’s merchant processing network, issuer and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters and six month periods ended May 31, 2006 and 2005:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Losses related to merchant chargebacks (dollars in millions)	$1.4	$1.9	$1.9	$3.9
Aggregate credit card transaction volume (dollars in billions)	24.8	21.2	48.0	42.0

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at May 31, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At May 31, 2006	At November 30, 2005
	(dollars in millions)
Settlement withholdings and escrow deposits	$49	$42

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

The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Losses from unconsolidated investees	$103	$67	$172	$140
Tax credits	—	67	74	145
Tax benefits on losses	40	27	67	56

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2006 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Due to the high level of crude oil prices in fiscal 2006 and continued uncertainty regarding the value of tax credits associated with synthetic fuel investments, two of the Company’s investees idled production at their synthetic fuel production facilities during

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2006. Additionally, based on fiscal year to date and futures prices at May 31, 2006, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2006. The impact of this anticipated partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the quarter and six months ended May 31, 2006.

In fiscal 2006, the Company entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits for 2006. Changes in fair value relative to these derivative contracts are included within Principal transactions-trading revenues.

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Service cost, benefits earned during the period	$35	$33	$70	$66
Interest cost on projected benefit obligation	37	35	74	70
Expected return on plan assets	(34)	(32)	(68)	(64)
Net amortization and other	12	9	24	18

Net periodic benefit expense	$50	$45	$100	$90

15.	Discontinued Operations.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” and reported as discontinued operations in the Company’s condensed consolidated financial statements.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it would sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. The sale was completed on March 24, 2006. The results for discontinued operations in the quarter ended February 28, 2006 include a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing.

The quarter and six month period of fiscal 2006 reflected net income of $8 million and a net loss of $25 million on discontinued operations, respectively. The results for the second quarter of fiscal 2006 reflected the results of operations of the aircraft leasing business through the date of sale.

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Pre-tax gain/(loss) on discontinued operations	$14	$(5)	$(42)	$2

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business:

At November 30, 2005
(dollars in millions)
Assets:
Aircraft under operating leases	$3,145
Other assets	54

Total assets	$3,199

Liabilities:
Payable to affiliates	$2,055
Other liabilities	690

Total liabilities	$2,745

16.	Business Acquisitions.

Goldfish.    On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $355 million in connection with the acquisition. The acquisition price is still subject to finalization, and the allocation of the price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition.

At February 17, 2006
(dollars in millions)
Consumer loans	$1,316
Goodwill	232
Amortizable intangible assets	123
Other assets	20

Total assets acquired	1,691
Total liabilities assumed	15

Net assets acquired	$1,676

The $123 million of acquired amortizable intangible assets includes customer relationships of $54 million (15-year estimated useful life) and trademarks of $69 million (25-year estimated useful life).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the six month period of fiscal 2005 was not material to the pre-tax income of each of the segments or to the Company.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FIN 46R be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company will adopt the guidance in FSP FIN 46(R)-6 prospectively beginning September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The Company does not expect the adoption of FSP FIN 46(R)-6 to have a material impact on its condensed consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Subsequent Events.

Office Building.    In June 2006, the Company purchased a significant interest in a joint venture that indirectly owns title to 522 Fifth Avenue, a 23-floor office building in New York City (the “Building”), for approximately $420 million. Concurrently, the Company entered into an occupancy agreement with the joint venture pursuant to which the Company will occupy the office space in the Building (approximately 580,000 square feet).

TransMontaigne Inc.    In June 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger to effect the acquisition of TransMontaigne Inc., a Denver-based company that operates pipelines, terminals and barges, and distributes and markets refined petroleum products. The Company will purchase the outstanding common shares of TransMontaigne Inc. for $11.35 per share, or an aggregate cost of approximately $610 million. The transaction is subject to customary closing conditions and is expected to be completed during the third or fourth quarter of fiscal 2006.

Preferred Stock.    In July 2006, the Company issued $1 billion of Floating Rate Non-Cumulative Preferred Stock, Series A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of May 31, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2006 and 2005, and condensed consolidated statements of cash flows for the six-month periods ended May 31, 2006 and 2005. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

July 6, 2006

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

Institutional Securities includes capital raising, financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; trust and fiduciary services; and engages in investment activities.

Asset Management provides global asset management products and services in equities, fixed income and alternative investment products through three principal distribution channels: a proprietary channel consisting of the Company’s representatives; a non-proprietary channel consisting of third-party broker-dealers, banks, financial planners and other intermediaries; and the Company’s institutional sales channel; and engages in investment activities.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network branded cards, and PULSE EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard network.

The discussion of the Company’s results of operations below (including “Business Outlook”) may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Quarterly Reports on Form 10-Q and in other items throughout the Form 10-K, Forms 10-Q and the Company’s 2006 Current Reports on Form 8-K.

The Company’s results of operations for the quarters and six month periods ended May 31, 2006 and 2005 are discussed below. The results of the Company’s aircraft leasing business are reported as discontinued operations for all periods presented (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005(1)	2006	2005(1)
Net revenues (dollars in millions):
Institutional Securities	$5,726	$3,340	$11,200	$7,355
Global Wealth Management Group	1,402	1,228	2,686	2,466
Asset Management	723	642	1,418	1,338
Discover	1,191	888	2,280	1,847
Intersegment Eliminations	(98)	(67)	(157)	(137)

Consolidated net revenues	$8,944	$6,031	$17,427	$12,869

Income before taxes (dollars in millions)(2):
Institutional Securities	$2,267	$813	$4,021	$1,890
Global Wealth Management Group	157	118	180	471
Asset Management	224	175	396	462
Discover	541	263	1,020	617
Intersegment Eliminations	(13)	25	6	49

Consolidated income before taxes	$3,176	$1,394	$5,623	$3,489

Consolidated net income (dollars in millions)	$1,957	$928	$3,518	$2,330

Earnings per basic share:
Income from continuing operations	$1.92	$0.88	$3.48	$2.15
Income (loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.93	$0.88	$3.46	$2.20

Earnings per diluted share:
Income from continuing operations	$1.85	$0.86	$3.35	$2.10
Income (loss) on discontinued operations	0.01	—	(0.02)	—
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.86	$0.86	$3.33	$2.15

Statistical Data.

Book value per common share(3)	$30.09	$26.07	$30.09	$26.07

Average common equity (dollars in billions)(4):
Institutional Securities	18.1	14.3	17.1	14.1
Global Wealth Management Group	3.3	3.6	3.4	3.7
Asset Management	2.1	1.7	2.0	1.7
Discover	5.0	4.2	4.8	4.3

Total from operating segments	28.5	23.8	27.3	23.8
Discontinued operations	—	1.5	—	1.5
Unallocated capital	2.7	3.1	3.1	3.1

Consolidated	$31.2	$28.4	$30.4	$28.4

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005(1)	2006	2005(1)
Return on average common equity(4):
Consolidated	25%	13%	23%	16%
Institutional Securities	30%	16%	30%	18%
Global Wealth Management Group	13%	8%	7%	15%
Asset Management	26%	25%	24%	33%
Discover	27%	16%	27%	18%

Effective income tax rate	36.6%	29.8%	35.0%	32.1%

Worldwide employees	53,163	54,142	53,163	54,142

Consolidated assets under management or supervision (dollars in billions):
Equity	$303	$265	$303	$265
Fixed income	109	106	109	106
Money market	80	84	80	84
Alternative investments	20	18	20	18
Real estate	52	33	52	33

Total assets under management	564	506	564	506
Unit investment trusts	13	11	13	11
Other(5)	48	48	48	48

Total assets under management or supervision(6)	$625	$565	$625	$565

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(7):
Global market volume	$174.4	$95.5	$284.2	$124.2
Market share	31.7%	25.4%	30.0%	20.5%
Rank	2	2	2	4
Mergers and acquisitions announced transactions (dollars in billions)(7):
Global market volume	$199.9	$200.9	$350.7	$324.7
Market share	20.0%	34.0%	23.6%	33.3%
Rank	4	1	5	1
Global equity and equity-related issues (dollars in billions)(7):
Global market volume	$18.8	$5.7	$23.7	$15.5
Market share	9.7%	6.3%	8.7%	9.4%
Rank	2	6	3	4
Global debt issues (dollars in billions)(7):
Global market volume	$99.0	$84.1	$173.0	$154.3
Market share	6.2%	5.8%	6.4%	6.1%
Rank	5	5	5	4
Global initial public offerings (dollars in billions)(7):
Global market volume	$7.5	$2.1	$8.9	$4.8
Market share	11.7%	8.6%	10.3%	10.9%
Rank	2	2	2	1
Pre-tax profit margin(8)	40%	24%	36%	26%

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005(1)	2006	2005(1)
Global Wealth Management Group:
Global representatives	8,179	10,438	8,179	10,438
Annualized net revenue per global representative (dollars in thousands)(9)	$653	$470	$607	$461
Client assets by segment (dollars in billions)
$10 million or more	$172	$148	$172	$148
$1 million – $10 million	225	211	225	211
$100,000 – $1 million	183	190	183	190
Less than $100,000	29	36	29	36

Client assets excluding corporate and other accounts	609	585	609	585
Corporate and other accounts	30	28	30	28

Total client assets	$639	$613	$639	$613

Fee-based assets as a percentage of total client assets	30%	27%	30%	27%
Bank deposit program (dollars in millions)(10)	$9,114	$446	$9,114	$446
Pre-tax profit margin(8)	11%	10%	7%	19%

Asset Management:
Assets under management or supervision (dollars in billions)	$440	$416	$440	$416
Percent of fund assets in top half of Lipper rankings(11)	48%	76%	48%	76%
Pre-tax profit margin(8)	31%	27%	28%	35%
Pre-tax profit margin(8) (excluding private equity)	25%	29%	25%	34%

Discover (dollars in millions, unless otherwise noted)(12):
Period-end credit card loans—Owned	$21,764	$19,385	$21,764	$19,385
Period-end credit card loans—Managed	$48,539	$46,845	$48,539	$46,845
Average credit card loans—Owned	$19,664	$18,753	$20,808	$18,979
Average credit card loans—Managed	$47,307	$47,146	$47,439	$48,028
Net principal charge-off rate—Owned	3.02%	4.62%	3.82%	4.62%
Net principal charge-off rate—Managed	3.30%	4.94%	4.18%	5.03%
Return on average receivables—Owned	6.83%	3.48%	6.15%	4.06%
Return on average receivables—Managed	2.84%	1.38%	2.70%	1.60%
Transaction volume (dollars in billions):
Net sales	$24.0	$21.1	$46.5	41.9
Other transaction volume	4.5	4.3	8.9	9.4

Total	$28.5	$25.4	$55.4	$51.3

Payment services transaction volume (in millions):
Discover network	340	315	679	629
PULSE network	471	457	896	673

Total network transaction volume	811	772	1,575	1,302

Pre-tax profit margin(8)	45%	30%	45%	33%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net.
(3)	Book value per common share equals shareholders’ equity of $32,255 million at May 31, 2006 and $28,330 million at May 31, 2005, divided by common shares outstanding of 1,072 million at May 31, 2006 and 1,087 million at May 31, 2005, respectively.
(4)	The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(5)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business.
(6)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities segments.
(7)	Source: Thomson Financial, data as of June 7, 2006—The data for the three months ended May 31, 2006 and 2005 are for the periods from March 1 to May 31, 2006 and March 1 to May 31, 2005, respectively. The data for the six months ended May 31 are for the periods from January 1 to May 31, 2006 and January 1 to May 31, 2005, respectively, as Thomson Financial presents these data on a calendar-year basis.
(8)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.
(9)	Amounts equal to Global Wealth Management Group’s net revenues divided by average global representative headcount for the periods represented.
(10)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(11)	Source: Lipper, one-year performance excluding money market funds as of May 31, 2006 and 2005, respectively.
(12)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Second Quarter 2006 Performance.

Company Results.    The Company recorded net income of $1,957 million for the quarter ended May 31, 2006, an increase of 111% from the comparable fiscal 2005 period. Net revenues (total revenues less interest expense and the provision for loan losses) increased 48% to a record $8,944 million. Non-interest expenses of $5,768 million increased 24% from the prior year period, primarily due to higher compensation costs. Diluted earnings per share were $1.86 compared with $0.86 in the second quarter of fiscal 2005. The annualized return on average common equity was 25.1% compared with 13.1% in the second quarter of last year.

For the six month period ended May 31, 2006, net income was $3,518 million, a 51% increase from $2,330 million a year ago. Net revenues rose 35% to $17,427 million and non-interest expenses increased 26% to $11,804 million. Diluted earnings per share were $3.33 compared with $2.15 a year ago. The annualized return on average common equity for the six month period was 23.1% compared with 16.4% in the prior year period.

The pre-tax results for the six month period ended May 31, 2005 included a $360 million charge related to the Coleman litigation matter, a $109 million charge for the correction in the method of accounting for certain real estate leases, and a gain of $251 million related to an insurance settlement (see “Other Items” herein). The pre-tax results for the quarter and six month period ended May 31, 2005 also included legal accruals of approximately $120 million related to the Parmalat matter.

The Company’s effective income tax rate was 36.6% and 35.0% for the quarter and six month period ended May 31, 2006 compared with 29.8% and 32.1 % in the quarter and six month period ended May 31, 2005. The increase in both periods primarily reflected lower estimated domestic tax credits and higher earnings, which reduced the effect of permanent differences. The decrease in domestic tax credits was primarily due to the anticipated partial phase-out of the benefits of synthetic fuel tax credits as a result of the high level of crude oil prices.

Institutional Securities.    Institutional Securities recorded income from continuing operations of $2,267 million before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change, a 179% increase from last year’s second quarter. Net revenues rose 71% to a record $5,726 million. The increases were driven by near-record fixed income and equity sales and trading revenues, along with higher investment banking revenues. Non-interest expenses increased 37% to $3,459 million, reflecting higher compensation accruals primarily resulting from higher net revenues.

Investment banking advisory revenues increased 8% from last year’s second quarter to $385 million. Underwriting revenues rose 77% from last year’s second quarter to $670 million.

Fixed income sales and trading revenues were a near-record $2,366 million, up 95% from the second quarter of fiscal 2005. The increase was driven by record results in credit products and the second best quarter ever in commodities. Credit products benefited from significantly improved performance in corporate credit trading following a weak second quarter of fiscal 2005 and continuing strong results in residential and commercial securitized products. The increase in commodities revenues primarily reflected strong revenues from electricity and natural gas products. These and related businesses continued to benefit from high market volatility and activity levels. Interest rate and currency product revenues were up slightly, benefiting from strong client flows and higher foreign exchange trading revenues. Equity sales and trading revenues were $1,724 million, an increase of 54% as compared with the prior year quarter and were the second best quarter on record. The increase was driven by higher revenues from derivatives and equity cash products, a strong performance in principal trading strategies and record results in the prime brokerage business.

Principal transaction net investment revenues increased 163% to $595 million in the quarter from the corresponding period in the prior year. The increase primarily reflected net gains from investments in the Company’s real estate funds, Grifols S.A., Wacker Chemie AG and the NYSE Group, Inc.

Global Wealth Management Group.    Global Wealth Management Group recorded income of $157 million before taxes and net cumulative effect of accounting change, an increase of 33% from the second quarter of fiscal 2005. Net revenues increased 14% from last year’s second quarter to $1,402 million, driven by higher net interest revenues primarily resulting from the bank deposit program, and higher revenues from commissions and asset management, distribution and administration fees. The increase in net revenues also reflected higher investment banking and principal transaction investment revenues. Total non-interest expenses increased 12% from a year ago to $1,245 million, reflecting increased compensation due, in part, to higher revenues as well as severance-related costs. Total client assets increased to $639 billion, up 4% from last year’s second quarter. Client assets in fee-based accounts rose 15% to $190 billion at May 31, 2006 and increased to a record 30% of total client assets from 27% a year ago. At quarter-end, the number of global representatives was 8,179, a decline of 2,259 from a year ago, resulting largely from planned sales force reductions completed during the first half of fiscal 2006 and during the latter half of fiscal 2005 and attrition.

Asset Management.    Asset Management recorded income of $224 million before taxes and net cumulative effect of accounting change, a 28% increase from last year’s second quarter. Net revenues of $723 million increased 13% from a year ago, largely due to higher private equity revenues. Non-interest expenses increased 7% to $499 million, primarily due to higher compensation and benefits expense associated with a higher level of net revenues, partially offset by lower non-compensation expenses. Assets under management or supervision within Asset Management of $440 billion were up $24 billion, or 6%, from the second quarter of last year, primarily due to market appreciation, partially offset by customer net outflows.

Discover.    Discover had record income of $541 million before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change, an increase of 106% from the second quarter of fiscal 2005. Record net revenues of $1,191 million were 34% higher than a year ago, primarily due to higher servicing and securitization income and a lower provision for consumer loan losses. Servicing and securitization income of $651 million increased 54% from a year ago due primarily to lower charge-offs associated with the securitized portfolio. The provision for consumer loan losses of $130 million declined 38% from last year reflecting lower net charge-offs, benefiting from continued improvement in underlying credit quality and lower bankruptcy filings following federal bankruptcy legislation that became effective in October 2005. Non-interest expenses of $650 million increased 4% from a year ago, primarily due to higher compensation and operating expenses associated with the acquisition of the

Goldfish credit card business in the U.K. on February 17, 2006 (see “Business Acquisitions” herein). The managed credit card net principal charge-off rate decreased 164 basis points to 3.30% from the same period a year ago. The managed over-30-day delinquency rate decreased 61 basis points to 3.29% from a year ago, and the managed over-90-day delinquency rate was 30 basis points lower than a year ago at 1.53%. Managed credit card loans were $48,539 million at quarter-end, a 4% increase from a year ago, reflecting strong transaction volume and the Goldfish acquisition, partially offset by higher payment rates. Payment rates on managed credit card loans reached over 20% driven by improved credit quality and industry-wide trends.

Business Outlook.

Entering the third quarter of fiscal 2006, investment banking activity remained strong, although conditions in the global financial markets were weaker as compared with conditions that existed for the majority of the first half of fiscal 2006. Such conditions, along with the lower level of business activity in Institutional Securities and Global Wealth Management that typically occurs during the summer months, could affect the Company’s results for the second half of fiscal 2006. In addition, although consumer bankruptcy filings remain well below historical levels, the Company expects charge-offs in the Discover segment to rise from the low second quarter levels, but remain below 5% on a managed basis, as pressures on consumers continue and bankruptcies begin to return to more normalized levels in the second half of fiscal 2006. In addition, Discover’s marketing expenses are expected to increase in the second half of fiscal 2006 as compared with the six months ended May 31, 2006 in conjunction with new initiatives and typical seasonal trends. Discover remains focused on building broader acceptance of the Discover Network in the U.S., with a goal of achieving parity with the other bankcard networks by 2008.

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2006.

The U.S. economy remained generally strong during the six month period ended May 31, 2006, supported by consumer spending, business investment and productivity gains, partially offset by a softer residential real estate market. U.S. consumer bankruptcy filings remained relatively low following the bankruptcy legislation that became effective in October 2005. The U.S. unemployment rate declined to 4.6% at the end of the quarter. Conditions in the equity markets were generally favorable during the majority of the second quarter, but increasing concerns over oil prices, inflation and the Federal Reserve Board’s (the “Fed”) continued monetary policy actions resulted in a sell-off during the last month of the period. The Fed raised both the overnight lending rate and the discount rate on two separate occasions in the second quarter by an aggregate of 0.50% and on four separate occasions in the six month period by an aggregate of 1.00%. Subsequent to May 31, 2006, the Fed raised both the overnight lending rate and the discount rate by an additional 0.25%.

In Europe, economic growth was supported by exports, business investment and a recovery in Germany, while consumer spending declined. The European Central Bank (the “ECB”) raised the benchmark interest rate by 0.25% in the quarter and 0.50% in the six month period. Subsequent to May 31, 2006, the ECB raised the benchmark interest rate by an additional 0.25%. In the U.K., economic growth was modest and was supported by higher business investment, partially offset by a decline in consumer spending. During the quarter, the Bank of England left the benchmark interest rate unchanged.

The Japanese economy continued to recover steadily as business investment, corporate profitability and exports improved. The jobless rate continued to be near a seven-year low, which had a favorable impact on consumer confidence. The Japanese equity markets declined modestly in the quarter primarily due to concerns over higher global interest rates. Economic growth elsewhere in Asia continued, including in China, driven by strength in domestic spending and exports.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to Global Wealth Management Group’s global representatives. (Loss) income before taxes recorded in Intersegment Eliminations was $(13) million and $25 million in the quarters ended May 31, 2006 and 2005, respectively, and $6 million and $49 million in the six month periods ended May 31, 2006 and 2005, respectively. The results for the fiscal 2006 periods also included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

Certain reclassifications have been made to prior-period segment amounts to conform to the current period’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$1,055	$735	$1,958	$1,477
Principal transactions:
Trading	3,617	1,684	6,562	3,411
Investments	595	226	879	317
Commissions	694	538	1,304	1,041
Asset management, distribution and administration fees	73	39	117	73
Interest and dividends	9,318	5,379	19,109	10,654
Other	85	78	163	144

Total revenues	15,437	8,679	30,092	17,117
Interest expense	9,711	5,339	18,892	9,762

Net revenues	5,726	3,340	11,200	7,355

Total non-interest expenses	3,459	2,527	7,179	5,465

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	2,267	813	4,021	1,890
Losses from unconsolidated investees	103	67	171	140
Provision for income taxes	786	171	1,309	455

Income from continuing operations before cumulative effect of accounting change, net	$1,378	$575	$2,541	$1,295

Investment Banking.    Investment banking revenues for the quarter increased 44% from the comparable period of fiscal 2005. The increase was due to higher revenues from equity and fixed income underwriting transactions and merger, acquisition and restructuring activities. Underwriting revenues were $670 million, an increase of 77% from the comparable period of fiscal 2005. Equity underwriting revenues increased 156% to $371 million, reflecting an increase in industry-wide activity and were the highest quarterly revenues since the first quarter of fiscal 2000. Fixed income underwriting revenues increased 28% to $299 million, reflecting higher revenues from investment grade and non-investment grade fixed income products. Advisory fees from merger, acquisition and restructuring transactions were $385 million, an increase of 8% from the comparable period of fiscal 2005. The increase in advisory fees reflected an increase in completed transactions. Advisory fees in the current quarter also included a $30 million fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

At May 31, 2006, the backlog of merger, acquisition and restructuring transactions and equity underwriting transactions was higher as compared with the end of the second quarter of fiscal 2005. The backlog of both merger, acquisition and restructuring transactions and equity underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Investment banking revenues in the six month period ended May 31, 2006 increased 33% from the comparable period of fiscal 2005. The increase was due to higher revenues from both equity and fixed income underwriting transactions and merger, acquisition and restructuring activities.

Sales and Trading Revenues.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions and other related expenses.

Total sales and trading revenues increased 73% in the quarter ended May 31, 2006 from the comparable period of fiscal 2005, reflecting near-record fixed income and equity sales and trading revenues.

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005(1)	2006	2005(1)
	(dollars in millions)
Equity	$1,724	$1,119	$3,378	$2,333
Fixed income(2)	2,366	1,211	5,090	3,209

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude revenues from corporate lending activities.

Equity sales and trading revenues increased 54% as compared with the prior year quarter and were the second best quarter on record. The increase was driven by higher revenues from derivatives and equity cash products, a strong performance in principal trading strategies and record results in the prime brokerage business. Increased client flows across both the derivatives and cash equity markets drove revenues higher, particularly in Europe and Asia. Favorable trading opportunities positively impacted the quarter’s results as major global equity market indices trended higher in the beginning of the quarter. The increase in prime brokerage revenues reflected record levels of customer balances. Although commission revenues increased, revenues continued to be adversely affected by intense competition particularly in the U.S. and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 95% as compared with the prior year quarter and were the second best quarter on record. The increase reflected record results in credit products and the second best quarter ever in commodities. Credit product revenues increased 161% primarily due to record revenues from corporate credit products, which benefited from significantly improved performance in corporate credit trading following a weak second quarter of fiscal 2005 and continuing strong results in residential and commercial securitized products. Commodities revenues increased 268% and were the second best quarter on record. The increase was primarily due to strong revenues from electricity and natural gas products. Energy prices were volatile during the quarter driven by geopolitical issues and weather conditions in the U.S. Interest rate and currency product revenues increased 4% primarily due to strong client flows and higher foreign exchange trading revenue.

Total sales and trading revenues increased 51% in the six month period ended May 31, 2006 from the comparable period of fiscal 2005, reflecting higher revenues from equity and fixed income products. Equity sales and trading revenues increased 45%, driven primarily by higher revenues in derivative products, principal trading strategies, equity cash products and the prime brokerage business. Increased client flows across both the derivatives and equity cash markets and favorable trading opportunities drove revenues higher. Revenues in the prime brokerage business reflected record levels of customer balances and new customer activity. Fixed income sales and trading revenues increased 59% primarily due to higher revenues in commodities and credit products. Commodities revenues increased primarily due to higher revenues from electricity and natural gas products and from oil liquids. Credit product revenues increased primarily due to strong revenues in corporate credit products and strong demand in securitized products. Interest rate and currency product revenues decreased modestly, primarily due to lower revenues from interest rate derivatives, partially offset by higher revenues from foreign exchange products.

The increase in sales and trading results for the quarter reflected generally favorable overall market conditions as well as improved risk efficiency in comparison to the quarter ended May 31, 2005. For a further discussion of the Company’s risk management policies, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the quarter ended May 31, 2006, revenues from corporate lending activities increased by approximately $17 million, reflecting the impact of mark-to-market valuations associated with new loans made in the second quarter of fiscal 2006. In the six month period ended May 31, 2006, revenues from corporate lending activities were relatively unchanged from the comparable period of fiscal 2005.

Principal Transactions-Investments.    Principal transaction net investment revenues increased 163% and 177% in the quarter and six month period ended May 31, 2006, respectively. The increase in both periods was primarily related to net gains associated with the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, Grifols S.A., Wacker Chemie AG and the NYSE Group, Inc. The increase in the six month period also reflected a $137 million net gain from the Company’s position in IntercontinentalExchange.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 87% in the quarter and 60% in the six month period ended May 31, 2006 from the comparable periods of fiscal 2005. The increase in both periods was primarily related to higher fees associated with real estate fund investments.

Other.    Other revenues increased 9% and 13% in the quarter and six month period ended May 31, 2006, respectively, primarily driven by higher sales of benchmark indices and risk management analytic products.

Non-Interest Expenses.    Non-interest expenses increased 37% and 31% in the quarter and the six month period ended May 31, 2006, respectively. Compensation and benefits expense increased 58% and 61% in the quarter and six month period, respectively, primarily reflecting higher incentive-based compensation accruals resulting from higher net revenues. The six month period also included Institutional Securities’ share ($270 million) of incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 4% in the quarter and decreased 13% in the six month period. Occupancy and equipment expense decreased 22% in the six month period primarily due to a $71 million charge that was recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 31% and 27% in the quarter and six month period, respectively, primarily reflecting increased fixed income and equity trading activity. Professional services expense increased 31% and 21% in the quarter and six month period, respectively, primarily due to higher legal and consulting costs, reflecting increased levels of business activity. Other expense decreased 48% and 65% in the quarter and six month period, respectively, reflecting lower charges for legal and regulatory matters. Other expense in the second quarter of fiscal 2005 included legal accruals of approximately $120 million related to the Parmalat matter and the six month period of fiscal 2005 included a $360 million charge related to the Coleman litigation (see “Legal Proceedings” in Part I, Item 3 of the Form 10-K and in Part II, Item 1 herein).

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$95	$68	$162	$139
Principal transactions:
Trading	121	111	245	231
Investments	26	(2)	26	(4)
Commissions	312	295	631	624
Asset management, distribution and administration fees	674	632	1,323	1,239
Interest and dividends	246	149	452	284
Other	44	45	80	83

Total revenues	1,518	1,298	2,919	2,596
Interest expense	116	70	233	130

Net revenues	1,402	1,228	2,686	2,466

Total non-interest expenses	1,245	1,110	2,506	1,995

Income before taxes and cumulative effect of accounting change, net	157	118	180	471
Provision for income taxes	51	48	60	187

Income before cumulative effect of accounting change, net	$106	$70	$120	$284

Investment Banking.    Investment banking revenues increased 40% and 17% in the quarter and six month period ended May 31, 2006, primarily due to higher revenues from equity underwritings, including revenues from a fund private placement, and higher revenues from unit investment trust sales. The increase in investment banking revenues in the six month period was partially offset by lower revenues from fixed income underwritings.

Principal Transactions—Trading.    Principal transaction trading revenues increased 9% and 6% in the quarter and six month period ended May 31, 2006, primarily due to higher revenues from government and municipal fixed income securities as well as foreign exchange securities.

Principal Transactions—Investments.    Principal transaction investment net revenues were $26 million in the quarter and six month period ended May 31, 2006 compared with net losses of $(2) million and $(4) million in the quarter and six month period ended May 31, 2005. The results in fiscal 2006 primarily reflected both realized and unrealized gains from the Company’s investment in NYSE Group, Inc.

Commissions.    Commission revenues increased 6% and 1% in the quarter and six month period ended May 31, 2006 from higher equity product revenues, primarily in international markets, in the second quarter of fiscal 2006.

Net Interest.    Net interest revenues increased 65% and 42% in the quarter and six month period ended May 31, 2006, primarily due to increased account balances in the bank deposit program.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 7% in the quarter and six month period ended May 31, 2006, primarily reflecting higher client assets in fee-based accounts.

Client asset balances increased to $639 billion at May 31, 2006 from $613 billion at May 31, 2005, primarily due to market appreciation. Client assets in fee-based accounts rose 15% to $190 billion at May 31, 2006 and increased to a record 30% of total client assets from 27% in the prior-year period.

Non-Interest Expenses.    Non-interest expenses increased 12% and 26% in the quarter and six month period ended May 31, 2006, primarily reflecting an increase in compensation and benefits expense. The increase in the six month period was also due to a reduction in non-interest expenses in the prior year period related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 17% in both the quarter and six month period ended May 31, 2006, primarily reflecting higher incentive-based compensation costs due to higher net revenues. Compensation and benefits expense for the quarter also included severance-related costs due to the sales force reduction conducted during the period. The six month period ended May 31, 2006 included Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees, including new hires (see “Stock-Based Compensation” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses increased 5% and 9% in the quarter and six month period. Occupancy and equipment expense decreased 14% in the six month period primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases that was recorded in the first quarter of fiscal 2005 (see “Lease Adjustment” herein). Professional services expense increased 25% and 30% in the quarter and six month period, largely due to higher legal fees, as well as higher sub-advisory fees associated with growth in fee-based assets. Other expenses increased 27% in the six month period, primarily resulting from higher costs associated with legal and regulatory matters. During the six month period ended May 31, 2006, the Company recorded legal and regulatory expenses of approximately $80 million related to ongoing regulatory, employment and branch litigation matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$15	$11	$27	$22
Principal transactions:
Investments	69	2	99	66
Commissions	7	7	14	14
Asset management, distribution and administration fees	621	615	1,260	1,220
Interest and dividends	10	3	15	6
Other	6	6	12	14

Total revenues	728	644	1,427	1,342
Interest expense	5	2	9	4

Net revenues	723	642	1,418	1,338

Total non-interest expenses	499	467	1,022	876

Income before taxes and cumulative effect of accounting change, net	224	175	396	462
Provision for income taxes	89	68	156	175

Income before cumulative effect of accounting change, net	$135	$107	$240	$287

Investment Banking.    Investment banking revenues increased 36% and 23% in the quarter and six month period ended May 31, 2006 primarily reflecting a higher volume of unit investment trust sales.

Principal Transactions-Investments.    Principal transaction net investment gains aggregating $69 million and $99 million were recognized in the quarter and six month period ended May 31, 2006 as compared with net gains of $2 million and $66 million in the quarter and six month period ended May 31, 2005. The increase in both periods was primarily related to higher net gains on certain investments in the Company’s private equity portfolio, including Aventine Renewable Energy Holdings, LLC. The results for the six month period ended May 31, 2005 included a gain on Triana Energy Holdings, LLC. Asset Management continues to wind down its legacy private equity business.

Asset Management, Distribution and Administration Fees.    Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At May 31, 2006	At May 31, 2005(1)	Average For the Three Months Ended		Average For the Six Months Ended
			May 31, 2006	May 31, 2005(1)	May 31, 2006	May 31, 2005(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Retail	$190	$199	$191	$201	$195	$202
Institutional	250	217	254	219	248	222

Total assets under management or supervision	$440	$416	$445	$420	$443	$424

Assets under management or supervision by asset class:
Equity	$226	$205	$232	$203	$229	$203
Fixed income	91	92	90	95	91	99
Money market	75	80	76	82	77	82
Alternative investments	20	18	19	19	19	19
Real estate	15	10	15	10	14	10

Total assets under management	427	405	432	409	430	413
Unit investment trusts	13	11	13	11	13	11

Total assets under management or supervision	$440	$416	$445	$420	$443	$424

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.

Activity in Asset Management’s customer assets under management or supervision were as follows (dollars in billions):

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
	(dollars in billions)
Balance at beginning of period	$442	$427	$431	$424
Net flows excluding money markets	(1)	(4)	(6)	(12)
Net flows from money markets	(4)	(3)	(6)	(2)
Net market appreciation/(depreciation)	3	(4)	21	6

Total net (decrease)/increase	(2)	(11)	9	(8)

Balance at end of period	$440	$416	$440	$416

Net outflows (excluding money markets) in the quarter and six month period ended May 31, 2006 were primarily associated with the Company’s Morgan Stanley branded products, partially offset by positive institutional flows. Net outflows in the six month period ended May 31, 2006 also reflected distributions of assets from the private equity business. For the quarter and six month period ended May 31, 2006, net outflows from Asset Management’s money market assets were primarily associated with two retail funds impacted by Global Wealth Management Group’s bank deposit program. The net outflows in the six month period ended May 31, 2006 were partially offset by market appreciation and positive flows into institutional liquidity assets.

Asset management, distribution and administration fees increased 1% and 3% in the quarter and six month period ended May 31, 2006, as higher fund management and administration fees associated with a 6% and 4% increase in average assets under management in the quarter and six month period, respectively, were partly offset by lower distribution and redemption fees. The increase in the six month period was also due to higher performance fees.

Non-Interest Expenses.    Non-interest expenses increased 7% and 17% in the quarter and six month period ended May 31, 2006. The increase in both periods primarily reflected an increase in compensation and benefits expense, partially offset by lower non-compensation expenses. The six month period ended May 31, 2005 included a reduction in non-interest expenses from Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 51% and 44% in the quarter and six month period, primarily reflecting higher incentive-based compensation accruals. The six month period ended May 31, 2006 also included Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock Based-Compensation” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 18% and 8% in the quarter and six month period. Brokerage, clearing and exchange fees decreased 9% and 13% in the quarter and six month period, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expense increased 12% in the six month period primarily due to higher promotional costs associated with the Company’s Van Kampen products. Professional services expense decreased 13% in the quarter primarily due to lower sub-advisory fees. Other expenses decreased 129% and 61% in the quarter and six month period, primarily due to an insurance reimbursement related to certain legal matters.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$277	$318	$566	$626
Servicing and securitization income	651	423	1,247	917
Other revenue	5	2	9	4

Total non-interest revenues	933	743	1,822	1,547

Interest revenue	608	536	1,194	994
Interest expense	220	182	451	350

Net interest income	388	354	743	644
Provision for consumer loan losses	130	209	285	344

Net credit income	258	145	458	300

Net revenues	1,191	888	2,280	1,847

Total non-interest expenses	650	625	1,260	1,230

Income before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	541	263	1,020	617
Losses from unconsolidated investees	—	—	1	—
Provision for income taxes	203	99	381	233

Income before cumulative effect of accounting change, net	$338	$164	$638	$384

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees decreased 13% and 10% in the quarter and six month period ended May 31, 2006, primarily due to lower net merchant discount revenues and higher net cardmember rewards, partially offset by higher merchant and cardmember fees. The decrease in net merchant discount revenues was due to higher allocations of interchange revenue to securitization transactions, partially offset by record sales volume. For securitization transactions completed on or after November 3, 2004, the Company began allocating interchange revenue to new securitization transactions, which has the effect of decreasing Merchant, cardmember and other fees and increasing Servicing and securitization income. During the quarter and six month period ended May 31, 2006, the Company had a higher level of outstanding securitization transactions receiving interchange allocations than in the comparable fiscal 2005 periods. The increase in sales volume reflected increased cardmember usage and the acquisition of Goldfish in February 2006 (see “Business Acquisitions” herein). The increase in net cardmember rewards reflected record sales volume and the impact of promotional programs. The increase in merchant and cardmember fees primarily relates to lower fee net charge-offs and higher revenues from merchant fees.

Servicing and Securitization Income.    The table below presents the components of servicing and securitization income:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$264	$166	$494	$339
Other revenue	17	(16)	156	16

Total non-interest revenues	281	150	650	355

Interest revenue	968	890	1,857	1,815
Interest expense	356	251	666	484

Net interest income	612	639	1,191	1,331
Provision for consumer loan losses	242	366	594	769

Net credit income	370	273	597	562

Servicing and securitization income	$651	$423	$1,247	$917

Servicing and securitization income increased 54% and 36% in the quarter and six month period ended May 31, 2006, primarily due to higher non-interest revenues and a lower provision for consumer loan losses. The increase in Merchant, cardmember and other fees primarily reflected a higher level of outstanding securitization transactions that received interchange revenues. The increase in Other revenue in both periods was attributable to an increase in the fair value of the Company’s retained interests in securitized receivables, primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The increase in Other revenue in the six month period also reflected higher levels of general purpose credit card securitization transactions. The lower provision for consumer loan losses in both periods was primarily attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs on the securitized general purpose credit card loan portfolio. The increase in Servicing and securitization income in the six month period was partially offset by a decrease in net interest cash flows primarily attributable to a lower level of average securitized general purpose credit card loans.

The net proceeds received from general purpose credit card asset securitizations in the six month periods ended May 31, 2006 and 2005 were $6,613 million and $3,419 million, respectively. The credit card asset securitization transactions completed in the six month period ended May 31, 2006 have expected maturities ranging from approximately three to seven years from the date of issuance.

Net Interest Income.    Net interest income increased 10% and 15% in the quarter and six month period ended May 31, 2006 due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue in both periods was due to an increase in average owned general purpose credit card loans as well as a higher interest yield. The increase in average owned general purpose credit card loans was due to the acquisition of Goldfish (see “Business Acquisitions” herein) and a lower level of outstanding securitizations. The increase in interest expense in both periods was primarily due to an increase in the Company’s average cost of borrowings and a higher level of average interest bearing liabilities, primarily to support the increase in average owned general purpose credit card loans.

The following tables present analyses of Discover’s average balance sheets and interest rates for the quarters and six months ended May 31, 2006 and 2005 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended May 31,
	2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$19,664	11.01%	$546	$18,753	10.56%	$499
Other consumer loans	214	7.43	4	404	7.53	8
Investment securities	59	3.97	1	52	1.78	—
Other	4,265	5.32	57	3,294	3.46	29

Total interest earning assets	24,202	9.95	608	22,503	9.45	536
Allowance for loan losses	(785)			(848)
Non-interest earning assets	2,682			2,475

Total assets	$26,099			$24,130

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$1,579	4.54%	$18	$656	2.57%	$4
Brokered	10,931	4.55	125	9,933	4.37	109
Other time	1,759	4.49	20	2,374	3.63	22

Total interest bearing deposits	14,269	4.54	163	12,963	4.15	135
Other borrowings	4,689	4.80	57	4,689	3.93	47

Total interest bearing liabilities	18,958	4.60	220	17,652	4.09	182
Shareholder’s equity/other liabilities	7,141			6,478

Total liabilities and shareholder’s equity	$26,099			$24,130

Net interest income			$388			$354

Net interest margin(1)			6.35%			6.24%
Interest rate spread(2)		5.35%			5.36%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Six Months Ended May 31,
	2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$20,808	10.41%	$1,080	$18,979	9.81%	$929
Other consumer loans	260	7.48	10	403	7.65	15
Investment securities	49	3.86	1	54	1.66	1
Other	4,149	5.00	103	2,920	3.37	49

Total interest earning assets	25,266	9.48	1,194	22,356	8.91	994
Allowance for loan losses	(811)			(893)
Non-interest earning assets	2,423			2,599

Total assets	$26,878			$24,062

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$1,203	4.31%	$26	$651	2.33%	$8
Brokered	11,655	4.50	262	9,382	4.45	208
Other time	1,771	4.45	39	2,742	3.38	46

Total interest bearing deposits	14,629	4.48	327	12,775	4.11	262
Other borrowings	5,338	4.67	124	4,731	3.72	88

Total interest bearing liabilities	19,967	4.53	451	17,506	4.01	350
Shareholder’s equity/other liabilities	6,911			6,556

Total liabilities and shareholder’s equity	$26,878			$24,062

Net interest income			$743			$644

Net interest margin(1)			5.90%			5.78%
Interest rate spread(2)		4.95%			4.90%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended May 31, 2006 vs. 2005			Six Months Ended May 31, 2006 vs. 2005
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$25	$22	$47	$91	$60	$151
Other consumer loans	(4)	—	(4)	(5)	—	(5)
Investment securities	1	—	1	—	—	—
Other	8	20	28	21	33	54

Total interest revenue	41	31	72	131	69	200

Interest Expense
Interest bearing deposits:
Savings	6	8	14	6	12	18
Brokered	11	5	16	51	3	54
Other time	(6)	4	(2)	(16)	9	(7)

Total interest bearing deposits	14	14	28	39	26	65
Other borrowings	—	10	10	11	25	36

Total interest expense	13	25	38	49	52	101

Net interest income	$28	$6	$34	$82	$17	$99

Provision for Consumer Loan Losses.    The provision for consumer loan losses decreased 38% and 17% in the quarter and six month period ended May 31, 2006. The decrease in both periods reflected lower net charge-offs primarily related to a decline in bankruptcy filings following the federal bankruptcy legislation that became effective in October 2005 and improved portfolio credit quality resulting in a higher net release of reserves as compared with the prior year periods. The net reduction in reserves was $21 million and $118 million in the quarter and six month period ended May 31, 2006, respectively, as compared with $11 million and $101 million in the comparable prior year periods, respectively.

Delinquencies and Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting improvements in portfolio credit quality and the favorable impact following the enactment of federal bankruptcy legislation (see “Managed General Purpose Credit Card Loan Data” herein). While pressure on the consumer continues from higher interest rates, inflation and the increased minimum payment requirements discussed below, there have been no meaningful signs of this pressure in the Company’s U.S. portfolio performance. In addition, although consumer bankruptcy filings remain well below historical levels, the Company expects charge-offs in the Discover segment to rise from the low second quarter levels, but remain below 5% on a managed basis, as pressures on consumers continue and bankruptcies begin to return to more normalized levels in the second half of fiscal 2006.

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans. The Company believes that these increases in minimum payment requirements will negatively impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs. Bank regulators have discretion to interpret the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements.

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

Non-Interest Expenses.    Non-interest expenses increased 4% and 2% in the quarter and six month period ended May 31, 2006. Compensation and benefits expense increased 7% and 10% in the quarter and six month period, primarily reflecting higher incentive-based compensation accruals. The six month period ended May 31, 2006 included Discover’s share ($17 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock Based-Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 2% in the quarter and decreased 2% in the six month period. Marketing and business development expenses decreased 8% and 13% in the quarter and six month period due to lower marketing and advertising costs. Professional services expenses increased 26% and 11% in the quarter and six month period primarily due to an increase in legal and consulting fees associated with the acquisition of Goldfish.

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

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended May 31,
	2006				2005
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$19,664	6.83%	11.01%	6.41%	$18,753	3.48%	10.56%	6.47%
Securitized	27,643	4.86%	13.89%	8.76%	28,393	2.30%	12.43%	8.92%

Managed	$47,307	2.84%	12.69%	7.78%	$47,146	1.38%	11.69%	7.96%

	Six Months Ended May 31,
	2006				2005
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$20,808	6.15%	10.41%	5.89%	$18,979	4.06%	9.81%	5.80%
Securitized	26,631	4.80%	13.98%	8.97%	29,049	2.65%	12.53%	9.20%

Managed	$47,439	2.70%	12.42%	7.61%	$48,028	1.60%	11.46%	7.87%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	At May 31,
	2006			2005
	Period End Loans	Delinquency Rates		Period End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$21,764	2.97%	1.38%	$19,385	3.48%	1.64%
Securitized	26,775	3.56%	1.65%	27,460	4.19%	1.97%

Managed	$48,539	3.29%	1.53%	$46,845	3.90%	1.83%

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net Principal Charge-offs
Owned	3.02%	4.62%	3.82%	4.62%
Securitized	3.50%	5.15%	4.46%	5.30%
Managed	3.30%	4.94%	4.18%	5.03%

Net Total Charge-offs (inclusive of interest and fees)
Owned	4.38%	6.26%	5.05%	6.37%
Securitized	5.02%	7.36%	6.38%	7.58%
Managed	4.75%	6.92%	5.80%	7.10%

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

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that will be granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (currently scheduled to occur in December 2006).

Discontinued Operations.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it would sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. The sale was completed on March 24, 2006. The results for discontinued operations in the quarter ended February 28, 2006 include a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing (see Note 15 to the condensed consolidated financial statements).

The quarter and six month period of fiscal 2006 reflected net income of $8 million and a net loss of $25 million on discontinued operations, respectively. The results for the second quarter of fiscal 2006 reflected the results of operations of the aircraft leasing business through the date of sale.

Business Acquisitions.

On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $355 million in connection with the acquisition. The acquisition price is still subject to finalization, and the allocation of the price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process (see Note 16 to the condensed consolidated financial statements).

Coleman Litigation.

In the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman litigation matter (See Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in Part I, Item 3 of the Form 10-K, “Legal Proceedings” in Part II, Item 1 herein, and “Financial Statements and Supplementary Data—Note 9” in Part II, Item 8 of the Form 10-K.

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

The pre-tax gain was recorded as a reduction to non-interest expenses and is included within Global Wealth Management Group ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the six month period of fiscal 2005 was not material to the pre-tax income of each of the segments or to the Company.

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

Accounting Developments.

Limited Partnerships.

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company is required to adopt EITF Issue No. 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. The Company is currently assessing the impact on these existing limited partnerships of adopting the provisions of EITF Issue No. 04-5; however, because the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the Company does not expect the impact of EITF Issue No. 04-5 to be material.

Accounting for Certain Hybrid Financial Instruments.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. For the Company, SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

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

Determining the Variability in Variable Interest Entities.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company will adopt the guidance in FSP FIN 46(R)-6 prospectively beginning September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The Company does not expect the adoption of FSP FIN 46(R)-6 to have a material impact on its condensed consolidated financial statements.

Subsequent Events.

Office Building.    In June 2006, the Company purchased a significant interest in a joint venture that indirectly owns title to 522 Fifth Avenue, a 23-floor office building in New York City (the “Building”), for approximately $420 million. Concurrently, the Company entered into an occupancy agreement with the joint venture pursuant to which the Company will occupy the office space in the Building (approximately 580,000 square feet).

TransMontaigne Inc.    In June 2006, Morgan Stanley Capital Group Inc., a wholly-owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger to effect the acquisition of TransMontaigne Inc., a Denver-based company that operates pipelines, terminals and barges, and distributes and markets refined petroleum products. The Company will purchase the outstanding common shares of TransMontaigne Inc. for $11.35 per share, or an aggregate cost of approximately $610 million. The transaction is subject to customary closing conditions and is expected to be completed during the third or fourth quarter of fiscal 2006.

Preferred Stock.    In July 2006, the Company issued $1 billion of Floating Rate Non-Cumulative Preferred Stock, Series A.

Critical Accounting Policies.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2005 included in the Form 10-K), the following involve a higher degree of judgment and complexity.

Financial Instruments Used For Trading and Investment.

Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in Principal trading and investment revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At May 31, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$238,640	$110,669	$203,590	$101,972
Reduced or no price transparency	19,995	406	11,131	76

Total	$258,635	$111,075	$214,721	$102,048

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At May 31, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$6,715	$10,213	$4,491	$8,151
OTC	44,821	38,534	41,403	36,801

Total	$51,536	$48,747	$45,894	$44,952

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

The Company’s total assets increased to $1,027.0 billion at May 31, 2006 from $898.5 billion at November 30, 2005. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities), receivables from customers, securities borrowed and securities received as collateral. The increase was also due to an increase in securities purchased under agreements to resell, partially offset by a decrease in cash and cash equivalents. The increases were largely the result of higher market volatility globally and an increase in client business opportunities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125,” and FIN 46R. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 40 year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of May 31, 2006 and November 30, 2005 and for the average month-end balances during the quarter and six month period ended May 31, 2006:

	Balance at		Average Month-End Balance
	May 31, 2006	November 30, 2005	For the Quarter Ended May 31, 2006	For the Six Month Period Ended May 31, 2006
	(dollars in millions, except ratio data)
Total assets	$1,027,043	$898,523	$1,002,868	$977,807
Less: Securities purchased under agreements to resell	(190,289)	(174,330)	(184,035)	(185,924)
Securities borrowed	(274,581)	(244,241)	(265,446)	(260,558)
Add: Financial instruments sold, not yet purchased	159,822	147,000	155,342	151,227
Less: Derivative contracts sold, not yet purchased	(48,747)	(44,952)	(46,366)	(45,474)

Subtotal	673,248	582,000	662,363	637,078
Less: Segregated customer cash and securities balances	(31,685)	(30,540)	(28,195)	(28,889)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(90,046)	(67,091)	(83,284)	(77,800)
Goodwill and net intangible assets	(2,932)	(2,500)	(2,899)	(2,731)

Adjusted assets	$548,585	$481,869	$547,985	$527,658

Shareholders’ equity	$32,255	$29,182	$31,182	$30,412
Junior subordinated debt issued to capital trusts	3,473	2,764	3,538	3,336

Subtotal	35,728	31,946	34,720	33,748
Less: Goodwill and net intangible assets	(2,932)	(2,500)	(2,898)	(2,731)

Tangible shareholders’ equity	$32,796	$29,446	$31,822	$31,017

Leverage ratio(1)	31.3x	30.5 x	31.5x	31.5x

Adjusted leverage ratio(2)	16.7x	16.4 x	17.2x	17.0x

(1)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(2)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Six Month Period Ended May 31, 2006.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At May 31, 2006, total capital was $145.7 billion, an increase of $19.8 billion from November 30, 2005.

During the six month period ended May 31, 2006, the Company issued senior notes aggregating $26.5 billion, including non-U.S. dollar currency notes aggregating $11.5 billion and $889 million of junior subordinated debentures. At May 31, 2006, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s debt indentures) was approximately $149 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at May 31, 2006.

During the six month period ended May 31, 2006, the Company purchased approximately $1,312 million of its common stock (approximately 22 million shares) through open market purchases at an average cost of $59.47 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). During fiscal 2006, the Company currently anticipates that repurchases of its common stock pursuant to its equity antidilution program will be approximately $2 billion or less.

Subsequent to quarter-end, on July 6, 2006, the Company issued $1 billion of Floating Rate Non-Cumulative Preferred Stock, Series A.

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

The following table presents the Company’s allocated average common equity (economic capital) during the quarters and six month periods ended May 31, 2006 and 2005:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Average common equity (dollars in billions):
Institutional Securities	$18.1	$14.3	$17.1	$14.1
Global Wealth Management Group	3.3	3.6	3.4	3.7
Asset Management	2.1	1.7	2.0	1.7
Discover	5.0	4.2	4.8	4.3

Total from operating segments	28.5	23.8	27.3	23.8
Discontinued operations	—	1.5	—	1.5
Unallocated capital	2.7	3.1	3.1	3.1

Consolidated	$31.2	$28.4	$30.4	$28.4

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $42 billion for the six month period ended May 31, 2006, of which approximately $36 billion on average was held at the parent company.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. and non-U.S. components, held in the form of a reverse repurchase agreement at the parent company, consist primarily of U.S. and European government bonds and other high quality collateral and at May 31, 2006 were approximately $28 billion and averaged approximately $23 billion during the six month period ended May 31, 2006. The parent company cash component of the liquidity reserve at May 31, 2006 was approximately $5 billion and averaged approximately $13 billion for the six month period ended May 31, 2006. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including North America, Europe and Asia.

During the quarter ended May 31, 2006, the Company restructured the Morgan Stanley and Morgan Stanley Japan Securities Co., Ltd. (“MSJS”, as successor to the business of Morgan Stanley Japan Limited) Committed Revolving Credit Facility (the “MS-MSJS Facility”). The MS-MSJS Facility consists of three separate tranches: a U.S. dollar tranche with the Company as borrower; a Japanese yen tranche with MSJS as borrower and the Company as borrower and guarantor for MSJS borrowings; and a multicurrency tranche available in both euro and sterling with the Company as borrower. Under the MS-MSJS Facility, a group of banks is committed to provide up to $7.5 billion under the U.S. dollar tranche; 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. Concurrent with these changes, the Company terminated Morgan Stanley & Co. Incorporated’s $1.8 billion secured committed credit facility and Morgan Stanley & Co. International Limited’s $1.5 billion committed revolving credit facility. At May 31, 2006, the Company had a $13.3 billion consolidated stockholders’ equity surplus as compared with the MS-MSJS Facility’s covenant requirement.

The Company anticipates that it may utilize the MS-MSJS Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in the MS-MSJS Facility will impair its ability to obtain funding under the MS-MSJS Facility, to pay its current level of dividends, or to obtain loan arrangements, letters of credit or other financial accommodations. At May 31, 2006, no borrowings were outstanding under the MS-MSJS Facility.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At May 31, 2006, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,369 million. Of this amount, $474 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of June 30, 2006, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Commitments.

The Company’s commitments associated with outstanding letters of credit, investment activities, and corporate lending and financing commitments as of May 31, 2006 are summarized below by period of expiration. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit(1)	$7,579	$6	$—	$—	$7,585
Investment activities	88	82	9	317	496
Investment grade corporate lending commitments(2)	4,764	5,132	14,636	2,556	27,088
Non-investment grade lending corporate commitments(2)	2,903	896	2,037	2,353	8,189
Commitments for secured lending transactions(3)	10,256	3,145	92	100	13,593
Commitments to purchase mortgage loans(4)	8,550	—	—	—	8,550

Total(5)	$34,140	$9,261	$16,774	$5,326	$65,501

(1)	This amount represents the Company’s outstanding letters of credit, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 8 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $273 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At May 31, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $106 billion and $82 billion, respectively.

Investments.

The table below includes investments made by the Company that represent business facilitation or principal investing activities at May 31, 2006 and November 30, 2005 and are included within Other assets on the condensed consolidated statement of financial condition. Business facilitation investments are strategic investments undertaken by the Company to facilitate core business activities. Principal investing activities are capital investments in private companies, generally for proprietary purposes, to maximize total returns to the Company. The Company has committed to increasing its principal investing activity. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion.

	At May 31, 2006
	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Business facilitation:
Private equity funds	$26	$—	$200	$—	$226
Real estate funds	378	—	—	—	378
Asset management seed capital	—	—	446	—	446
Industry utilities(1)	545	7	—	—	552
Other	186	38	12	10	246

Total business facilitation	1,135	45	658	10	1,848
Principal investments(2)	1,225	—	—	—	1,225

Total investments	$2,360	$45	$658	$10	$3,073

	At November 30, 2005(3)
	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Business facilitation:
Private equity funds	$14	$—	$185	$—	$199
Real estate funds	359	—	—	—	359
Asset management seed capital	—	—	236	—	236
Industry utilities(1)	371	—	—	—	371
Other	182	37	12	9	240

Total business facilitation	926	37	433	9	1,405
Principal investments	1,195	—	—	—	1,195

Total investments	$2,121	$37	$433	$9	$2,600

(1)	Any investment made to participate in an industry consortium or an industry service with the intention to support core business activities and advance business growth.
(2)	Investment, dividend and net interest revenues associated with principal investments was $239 million and $273 million for the quarter and six month period ended May 31, 2006, respectively.
(3)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.

Regulatory Requirements.

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the Securities and Exchange Commission (“SEC”). As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 31, 2006, the Company was in compliance with the CSE capital requirements.

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its VaR calculations, such as the reported confidence level (99% vs. 95%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate trading and non-trading VaR incorporates certain non-trading positions which are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. As of May 31, 2006, the aggregate carrying value of such investments was approximately $2.3 billion.

The table below presents VaR for each of the Company’s primary risk exposures and on an aggregate basis at May 31, 2006, February 28, 2006 and November 30, 2005:

	Aggregate (Trading and Non-trading)			Trading			Non-trading
Table 1: 99% Total VaR	99%/One-Day VaR at			99%/One-Day VaR at			99%/One-Day VaR at
Primary Market Risk Category	May 31, 2006	February 28, 2006	November 30, 2005	May 31, 2006	February 28, 2006	November 30, 2005	May 31, 2006	February 28, 2006	November 30, 2005
	(dollars in millions)
Interest rate and credit spread	$57	$79	$56	$54	$70	$51	$18	$28	$35
Equity price	47	49	41	40	43	36	23	20	10
Foreign exchange rate	12	15	10	12	15	10	—	—	—
Commodity price	47	42	50	47	42	50	—	—	—

Subtotal	163	185	157	153	170	147	41	48	45
Less diversification benefit(1)	75	70	64	70	65	65	12	14	7

Total VaR	$88	$115	$93	$83	$105	$82	$29	$34	$38

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at May 31, 2006 were $88 million and $83 million, respectively, compared with $115 million and $105 million, respectively, at February 28, 2006. At the end of the quarter ended May 31, 2006, in response to increased realized market volatility, the Company reduced its risk exposure, as measured by VaR, to a level below that which was maintained earlier in the quarter. As a result, quarter-end VaR was significantly below average Trading VaR during the quarter. The Company will continue to monitor and adjust its risk profile in consideration of future market conditions.

The Company views average Trading VaR as more representative of trends in the business over a period than VaR at any single point in time. Table 2 below, which presents the high, low and average 99%/one-day Trading VaR during the quarters ended May 31, 2006, February 28, 2006 and November 30, 2005, represents substantially all of the Company’s trading activities. Certain market risks included in the Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended May 31, 2006 increased to $96 million from $84 million for the quarter ended February 28, 2006, reflecting increases in interest rate and credit spread VaR and equity price VaR. The increase in interest rate and credit spread VaR was driven primarily by increased exposure to credit-sensitive fixed income instruments. The increase in equity price VaR was predominantly driven by increased directional exposure to equity products.

Table 2: 99% High/Low/Average Trading VaR	Daily 99%/One-Day VaR for the Quarter Ended May 31, 2006			Daily 99%/One-Day VaR for the Quarter Ended February 28, 2006			Daily 99%/One-Day VaR for the Quarter Ended November 30, 2005
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$82	$52	$66	$70	$46	$53	$60	$47	$53
Equity price	57	37	43	48	30	36	41	28	34
Foreign exchange rate	20	8	12	22	9	14	16	10	12
Commodity price	52	36	44	56	41	49	53	39	46
Trading VaR	$120	$83	$96	$105	$73	$84	$93	$72	$81

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

Table 3: Average 99% and 95% Trading VaR with Four-Year/One-Year Historical Time Series	Average 99%/One-Day VaR for the Quarter Ended May 31, 2006		Average 95%/One-Day VaR for the Quarter Ended May 31, 2006
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$66	$48	$39	$32
Equity price	43	39	29	27
Foreign exchange rate	12	12	9	8
Commodity price	44	64	28	32
Trading VaR	$96	$88	$63	$58

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 99% and 95% Average Trading VaR for the quarter ended May 31, 2006 would have been $305 million and $200 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended May 31, 2006.

As shown in Table 2 above, the Company’s average 99%/one-day Trading VaR for the quarter ended May 31, 2006 was $96 million. The histogram below presents the distribution of the Company’s daily 99%/one-day Trading VaR for the quarter ended May 31, 2006. The most frequently occurring value was between $90 million and $95 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 99%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is three, and, in general, if trading losses were to exceed VaR more than five times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended May 31, 2006 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended May 31, 2006 in which the Company incurred daily trading losses in excess of the 99%/one-day Trading VaR for that given day. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 99%/ one-day Trading VaR.

As of May 31, 2006, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2005.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Corporate Lending.    At May 31, 2006 and November 30, 2005, the aggregate value of investment grade loans and financial accommodations was $6.2 billion and $5.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $2.9 billion and $2.3 billion, respectively. At May 31, 2006 and November 30, 2005, the aggregate value of lending commitments outstanding was $35.3 billion and $37.0 billion, respectively. In connection with these business activities (which include funded corporate loans and lending commitments), the Company had hedges with a notional amount of $23.8 billion and $17.8 billion at May 31, 2006 and November 30, 2005, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of May 31, 2006:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Funded Corporate Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$287	$115	$268	$—	$670	$—
AA	2,806	1,747	2,381	552	7,486	2,783
A	1,285	2,624	4,520	1,393	9,822	453
BBB	2,805	2,489	8,771	1,216	15,281	2,935
Non-investment grade	3,789	1,296	2,849	3,205	11,139	2,950

Total	$10,972	$8,271	$18,789	$6,366	$44,398	$9,121

Notional amount of hedges owned					$23,822

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at May 31, 2006. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,723	$1,309	$1,306	$1,893	$(1,768)	$4,463	$4,225
AA	7,895	4,630	5,342	10,813	(15,157)	13,523	12,841
A	3,943	2,581	2,583	6,861	(6,729)	9,239	8,002
BBB	4,177	3,286	3,144	3,031	(4,743)	8,895	6,711
Non-investment grade	3,489	2,029	2,519	2,104	(3,643)	6,498	3,632
Unrated(4)	1,365	624	169	346	(301)	2,203	217

Total	$22,592	$14,459	$15,063	$25,048	$(32,341)	$44,821	$35,628

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.

(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at May 31, 2006, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$4,030	$5,897	$9,454	$22,404	$(23,274)	$18,511	$15,739
Foreign exchange forward contracts and options	7,971	605	127	18	(690)	8,031	6,493
Equity securities contracts (including equity swaps, warrants and options)	2,795	2,031	906	256	(1,586)	4,402	2,337
Commodity forwards, options and swaps	7,796	5,926	4,576	2,370	(6,791)	13,877	11,059

Total	$22,592	$14,459	$15,063	$25,048	$(32,341)	$44,821	$35,628

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$3,829	$6,382	$6,191	$14,429	$(19,067)	$11,764
Foreign exchange forward contracts and options	8,332	501	83	37	(901)	8,052
Equity securities contracts (including equity swaps, warrants and options)	3,284	2,214	1,093	717	(956)	6,352
Commodity forwards, options and swaps	8,644	7,082	2,559	1,660	(7,579)	12,366

Total	$24,089	$16,179	$9,926	$16,843	$(28,503)	$38,534

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at May 31, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$18,661	$11,838	$17,157	$13,212
Foreign exchange forward contracts and options	8,034	8,053	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	10,393	15,793	7,290	11,957
Commodity forwards, options and swaps	14,448	13,063	13,899	12,186

Total	$51,536	$48,747	$45,894	$44,952

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At May 31, 2006, less than 6% of the Company’s total credit exposure (including corporate loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s total credit exposure. Country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At May 31, 2006, the Company’s material credit exposure (including corporate loans, lending commitments and derivative contracts) was to entities engaged in the following industries: financial institutions, utilities, sovereign-related entities, consumer-related, forest/metals, and energy.

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

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

(a) The following is a new matter reported by the Company.

General American Litigation.

On April 24, 2006, a Second Amended Petition captioned Finke, et al. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City), by the Director of the Department of Insurance for the State of Missouri and the Special Deputy Liquidator for General American Mutual Holding Company against Morgan Stanley & Co. Incorporated, the Company and a former officer of General American. The amended petition, which updated a petition first filed on or about July 28, 2004, asserts several causes of action against the Morgan Stanley defendants, including claims for fraud, breach of fiduciary duty, and negligent misrepresentation. The case arises out of the firm’s investment banking work in connection with a potential demutualization and initial public offering of General American in 1998-1999. Fact discovery in the case is ongoing. Plaintiffs seek compensatory damages of over $1 billion and punitive damages of over $3 billion.

(b) The following developments have occurred with respect to certain matters previously reported in the Form 10-K and the First Quarter Form 10-Q.

Coleman Litigation.

On June 28, 2006, the District Court of Appeal for the Fourth District of Florida heard oral argument on the Company’s appeal from the judgment of the trial court.

IPO Fee Litigation.

On April 18, 2006, in In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation, the U.S. District Court for the Southern District of New York (the “SDNY”) denied plaintiffs’ motion for class certification. On May 1, 2006, plaintiffs filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for leave to appeal the denial of class certification with the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”).

IPO Allocation Matters.

On June 6, 2006, in In re Initial Public Offering Securities Litigation, the Second Circuit heard oral argument on defendants’ appeal of the SDNY’s grant of class certification in certain of these matters.

Mutual Fund Sales Practices.

On April 14, 2006, in In re Morgan Stanley and Van Kampen Mutual Funds Securities Litigation, the SDNY granted defendants’ motion to dismiss the consolidated amended complaint in its entirety and denied plaintiffs’ motion for leave to file a supplemental pleading. The time to notice an appeal of the Court’s rulings has expired.

AOL Time Warner Litigation.

In the Alaska action, the Company’s renewed motion to dismiss the plaintiffs’ amended claims under the Alaska Securities Act was granted on June 8, 2006. The only claim that remains against the Company in the Alaska action is one for negligent misrepresentation.

The numerous opt-out individual actions filed in various federal courts were transferred to the SDNY and consolidated. Plaintiffs have been filing amended complaints in these actions. On June 30, 2006, defendants filed motions to dismiss the claims common to all complaints.

LVMH Litigation.

On June 30, 2006, the Paris Court of Appeal (the “Appeal Court”) handed down its judgment. The Appeal Court overturned the Commercial Court’s findings in relation to the content of the Company’s research, including the finding of denigration, and overturned the Commercial Court’s award of €30 million. The Appeal Court upheld the Commercial Court’s decision on two issues, namely findings of errors in some of the Company’s disclosures and in one press interview, and appointed an expert to prepare a report on material damage suffered by LVMH Moet Hennessey Louis Vuitton as a result of those errors.

Indonesian Litigation.

On May 3, 2006, in the suit relating to the 1994 bond issue instituted in January 2005, the Indonesian District Court issued its judgment, declaring the bond issue to be null and void, holding that defendants (including the Company) had committed unspecified tortious acts, but awarding no damages. Defendants have appealed those decisions to the Indonesian High Court.

Email Matters.

On May 12, 2006, the U.S. District Court for the District of Columbia (the “D.C. District Court”) entered Final Judgment effecting a settlement the Company had reached with the SEC, the New York Stock Exchange, Inc. (“NYSE”) and the National Association of Securities Dealers, Inc. (the “NASD”) relating to Morgan Stanley & Co. Incorporated’s (“MS&Co.’s”) production of email in the research analyst and IPO investigations from December 2000 through at least July 2005. The complaint, filed by the SEC in the District Court on May 10, 2006, alleges that MS&Co. did not timely produce emails in response to requests in those matters because it did not diligently search for back-up tapes containing responsive emails until 2005, and because it over-wrote back-up tapes potentially containing responsive email until at least December 2002. Without admitting or denying the allegations of the complaint, MS&Co. consented to (1) a permanent injunction barring future violations of §17(b) of the Exchange Act (which requires, among other things, that the Company respond promptly to SEC subpoenas and requests) and the relevant regulations promulgated thereunder and (2) the payment of a $15 million civil penalty, $5 million of which will be paid to the NASD and the NYSE.

Global Wealth Management Employment Matters.

In Garett v. Morgan Stanley & Co., Inc., and Morgan Stanley DW Inc., the U.S. District Court for the Southern District of California granted preliminary approval of the parties’ settlement.

Additional complaints raising wage and hour allegations against the Company have also been filed in Connecticut and New Jersey. On May 22, 2006, a purported class action, captioned Janemarie Lenihan v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in the U.S. District Court for the District of Connecticut. On May 22, 2006, a second matter, captioned Robert Adler et al. v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in the Superior Court of New Jersey, Law Division, Bergen County.

The Company has also been named in two purported class actions alleging gender discrimination under state and federal law. On June 22, 2006, a purported class action, captioned Joanne Augst-Johnson et al. v. Morgan Stanley DW Inc., was filed in the D.C. District Court. On June 22, 2006, a second purported class action captioned Daisy Jaffe v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Northern District of California. Plaintiffs seek damages in law and in equity.

Item 1A.	Risk Factors

See “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarterly period ended May 31, 2006.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (March 1, 2006 – March 31, 2006)
Equity Anti-dilution Program (A)	—	$—	—	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	291,541	$61.98	N/A	N/A

Month #2 (April 1, 2006 – April 30, 2006)
Equity Anti-dilution Program (A)	285,900	$63.98	285,900	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	159,671	$64.32	N/A	N/A

Month #3 (May 1, 2006 – May 31, 2006)
Equity Anti-dilution Program (A)	1,480,598	$63.95	1,480,598	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	311,536	$59.12	N/A	N/A

Total
Equity Anti-dilution Program (A)	1,766,498	$63.96	1,766,498	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	762,748	$61.31	N/A	N/A

(A)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at May 31, 2006 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

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
Paul C. Wirth, Controller and Principal Accounting Officer

Date:    July 7, 2006

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2006

Exhibit No.	Description

3.1 and 4.1	Certificate of Designation (Exhibit 3.1 and 4.1 to the Company’s Current Report on Form 8-K dated July 5, 2006).

3.2	Amended and Restated Bylaws, as amended to date (Exhibit 3 to the Company’s Current Report on Form 8-K dated June 20, 2006).

4.2	Certificate representing the Series A Preferred Stock.

4.3	Deposit Agreement dated as of July 6, 2006 among the Company, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein.

4.4	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.3 hereto).

10.1	Tax Deferred Equity Participation Plan, amended and restated as of June 20, 2006.

10.2	Morgan Stanley Financial Advisor Productivity Compensation Plan, amended and restated as of June 20, 2006.

10.3	Morgan Stanley Performance Formula and Provisions.

10.4	Morgan Stanley Schedule of Non-Employee Directors Retainers, effective July 6, 2006 (Exhibit 10 to the Company’s Current Report on Form 8-K dated June 20, 2006).

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 7 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 6, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1