Form 10-Q
period 2006-08-31
MORGAN STANLEY
filed 2006-10-06
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of September 30, 2006, there were 1,058,558,269 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended August 31, 2006

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	August 31, 2006	November 30, 2005
	(unaudited)
Assets
Cash and cash equivalents	$18,546	$29,414
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $25,162 at August 31, 2006 and $30,223 at November 30, 2005)	43,986	40,130
Financial instruments owned (approximately $105 billion and $93 billion were pledged to various parties at August 31, 2006 and November 30, 2005, respectively):
U.S. government and agency securities	38,981	31,742
Other sovereign government obligations	27,848	22,750
Corporate and other debt	142,162	105,381
Corporate equities	74,794	52,238
Derivative contracts	48,753	45,894
Physical commodities	3,134	2,610

Total financial instruments owned	335,672	260,615
Securities received as collateral	58,170	43,557
Collateralized agreements:
Securities purchased under agreements to resell	171,547	174,330
Securities borrowed	283,024	244,241
Receivables:
Consumer loans (net of allowances of $811 at August 31, 2006 and $838 at November 30, 2005)	23,261	22,916
Customers	59,474	50,979
Brokers, dealers and clearing organizations	4,913	5,030
Fees, interest and other	8,490	6,137
Office facilities, at cost (net of accumulated depreciation of $3,498 at August 31, 2006 and $3,196 at November 30, 2005)	3,409	2,733
Aircraft held for sale	—	3,145
Goodwill and net intangible assets	2,943	2,500
Other assets	15,437	12,796

Total assets	$1,028,872	$898,523

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	August 31, 2006	November 30, 2005
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$25,998	$31,120
Deposits	25,175	18,663
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,879	20,425
Other sovereign government obligations	28,392	25,355
Corporate and other debt	8,614	5,480
Corporate equities	50,143	45,936
Derivative contracts	47,017	44,952
Physical commodities	934	4,852

Total financial instruments sold, not yet purchased	152,979	147,000
Obligation to return securities received as collateral	58,170	43,557
Collateralized financings:
Securities sold under agreements to repurchase	246,952	237,274
Securities loaned	138,998	120,454
Other secured financings	37,942	23,534
Payables:
Customers	138,494	112,246
Brokers, dealers and clearing organizations	10,824	4,789
Interest and dividends	4,996	3,338
Other liabilities and accrued expenses	20,742	16,835
Long-term borrowings	133,364	110,465

	994,634	869,275

Capital Units	66	66

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	—
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at August 31, 2006 and November 30, 2005;
Shares issued: 1,211,701,552 at August 31, 2006 and November 30, 2005;
Shares outstanding: 1,058,664,567 at August 31, 2006 and 1,057,677,994 at November 30, 2005	12	12
Paid-in capital	1,971	2,389
Retained earnings	39,519	35,185
Employee stock trust	4,693	3,060
Accumulated other comprehensive income (loss)	32	(190)
Common stock held in treasury, at cost, $0.01 par value;
153,036,985 shares at August 31, 2006 and 154,023,558 shares at November 30, 2005	(8,462)	(8,214)
Common stock issued to employee trust	(4,693)	(3,060)

Total shareholders’ equity	34,172	29,182

Total liabilities and shareholders’ equity	$1,028,872	$898,523

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,138	$992	$3,252	$2,627
Principal transactions:
Trading	2,824	2,150	9,469	5,790
Investments	202	103	1,206	482
Commissions	888	804	2,822	2,452
Fees:
Asset management, distribution and administration	1,326	1,249	3,938	3,699
Merchant, cardmember and other	312	357	878	983
Servicing and securitization income	565	398	1,812	1,315
Interest and dividends	12,670	6,998	33,333	18,876
Other	130	106	368	332

Total revenues	20,055	13,157	57,078	36,556
Interest expense	11,835	5,986	31,328	16,172
Provision for consumer loan losses	232	224	517	568

Net revenues	7,988	6,947	25,233	19,816

Non-interest expenses:
Compensation and benefits	3,149	3,165	11,033	8,641
Occupancy and equipment	255	239	724	803
Brokerage, clearing and exchange fees	339	267	971	803
Information processing and communications	371	349	1,083	1,040
Marketing and business development	292	276	828	831
Professional services	549	505	1,521	1,322
Other	366	404	942	1,396
September 11th related insurance recoveries, net	—	—	—	(251)

Total non-interest expenses	5,321	5,205	17,102	14,585

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	2,667	1,742	8,131	5,231
Losses from unconsolidated investees	2	105	174	245
Provision for income taxes	814	471	2,666	1,540

Income from continuing operations before cumulative effect of accounting change, net	1,851	1,166	5,291	3,446
Discontinued operations:
Loss from discontinued operations	—	(1,700)	(42)	(1,698)
Income tax benefit	—	678	17	677

Loss on discontinued operations	—	(1,022)	(25)	(1,021)
Cumulative effect of accounting change, net	—	—	—	49

Net income	$1,851	$144	$5,266	$2,474

Earnings per basic share:
Income from continuing operations	$1.83	$1.12	$5.21	$3.26
Loss on discontinued operations	—	(0.98)	(0.02)	(0.97)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.83	$0.14	$5.19	$2.34

Earnings per diluted share:
Income from continuing operations	$1.75	$1.09	$5.01	$3.19
Loss on discontinued operations	—	(0.96)	(0.02)	(0.95)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.75	$0.13	$4.99	$2.29

Average common shares outstanding:
Basic	1,010,468,365	1,045,874,085	1,014,846,804	1,056,211,084

Diluted	1,055,664,392	1,072,033,275	1,055,811,711	1,080,279,276

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$1,851	$144	$5,266	$2,474
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	25	152	(20)
Net change in cash flow hedges	(10)	1	70	(49)

Comprehensive income	$1,863	$170	$5,488	$2,405

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended August 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,266	$2,474
Adjustments to reconcile net income to net cash used for operating activities:
Cumulative effect of accounting change, net	—	(49)
Compensation payable in common stock and options	1,362	638
Depreciation and amortization	538	690
Provision for consumer loan losses	517	568
Lease adjustment	—	109
Insurance settlement	—	(251)
Aircraft-related charges	125	1,655
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(3,856)	(7,111)
Financial instruments owned, net of financial instruments sold, not yet purchased	(68,667)	(15,634)
Securities borrowed, net of securities loaned	(20,239)	(1,149)
Receivables and other assets	(10,279)	(4,494)
Payables and other liabilities	38,318	1,565
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	12,461	(9,825)

Net cash used for operating activities	(44,454)	(30,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from (payments for):
Office facilities and aircraft under operating leases	1,327	(416)
Purchase of Goldfish	(1,676)	—
Purchase of PULSE, net of cash acquired	—	(323)
Net principal disbursed on consumer loans	(10,145)	(7,126)
Sales of consumer loans	10,603	5,742
Sale of interest in POSIT	—	90
Insurance settlement	—	220

Net cash provided by (used for) investing activities	109	(1,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from:
Short-term borrowings	(5,122)	1,526
Derivatives financing activities	1,002	1,093
Other secured financings	14,408	13,045
Deposits	6,512	6,045
Tax benefits associated with stock-based awards	60	277
Net proceeds from:
Issuance of preferred stock	1,097	—
Issuance of common stock	390	296
Issuance of long-term borrowings	33,263	23,175
Payments for:
Repayments of long-term borrowings	(14,888)	(14,570)
Repurchases of common stock	(2,381)	(2,501)
Cash dividends	(864)	(889)

Net cash provided by financing activities	33,477	27,497

Net decrease in cash and cash equivalents	(10,868)	(5,130)
Cash and cash equivalents, at beginning of period	29,414	32,811

Cash and cash equivalents, at end of period	$18,546	$27,681

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income and alternative investment products to institutional and retail clients through proprietary and third-party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network-branded cards, and PULSE EFT Association LP, an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard and Visa networks.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation and tax matters, incentive-based compensation accruals and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its opening retained earnings for fiscal 2006 and financial results for the first two quarters of fiscal 2006 (included in the nine month period ended August 31, 2006 in the accompanying condensed consolidated financial statements) to reflect a change in its hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The same periods also reflect the adjustments of two compensation and benefit accruals. See Note 18 for additional information on SAB 108.

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

Discontinued Operations.    The Company’s aircraft leasing business was classified as “held for sale” prior to its sale on March 24, 2006, and associated revenues and expenses through the date of sale have been reported as discontinued operations for all periods presented. Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 15 for additional information on discontinued operations.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period, generally quarterly or annually. In certain management fee arrangements, the Company is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions trading and investment revenues in the condensed consolidated statements of income. Loans and lending commitments associated with the Company’s corporate lending activities also are primarily recorded at fair value. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Under EITF Issue No. 02-03, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument is not permitted. Such revenue is recognized in income at the earlier of when there is market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Equity and debt investments purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs, which approximate fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such investments. Downward adjustments relating to such investments are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Financial Instruments Used for Asset and Liability Management.    The Company enters into various derivative financial instruments for non-trading purposes. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, servicing rights, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To obtain fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net excess cash flows that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. An asset also is recorded and charged to income over the term of the securitized loans, with actual net excess cash flows continuing to be recognized in income as they are earned.

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

If the Company had accrued the estimated cost of equity awards granted to retirement-eligible employees over the course of the fiscal year ended November 30, 2005 rather than expensing such awards at the grant date in December 2005, net income would have decreased for the quarter and nine month period ended August 31, 2005. The approximate resulting pro forma net income would have been $104 million and $2,302 million, respectively, rather than the reported amounts of $144 million and $2,474 million, respectively. The approximate resulting impact on earnings per share for the quarter ended August 31, 2005 would have been a reduction in the reported amounts of earnings per basic share from $0.14 to $0.10 and earnings per diluted share from $0.13 to $0.10. The approximate resulting impact on earnings per share for the nine month period ended August 31, 2005 would have

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

been a reduction in the reported amounts of earnings per basic share from $2.34 to $2.18 and earnings per diluted share from $2.29 to $2.13.

2.	Goodwill and Intangible Assets.

During the first quarter of fiscal 2006, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the nine month period ended August 31, 2006 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2005	$444	$540	$966	$256	$2,206
Translation adjustments	—	35	—	21	56
Goodwill acquired during the period(1)	9	—	2	232	243

Balance as of August 31, 2006	$453	$575	$968	$509	$2,505

Intangible assets:
Balance as of November 30, 2005	$227	$—	$—	$67	$294
Intangible assets acquired during the period(1)	26	—	4	130	160
Translation adjustments	—	—	—	11	11
Amortization expense	(19)	—	—	(8)	(27)

Balance as of August 31, 2006	$234	$—	$4	$200	$438

(1)	Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of Goldfish (see Note 16) and other acquisitions.

3.	Collateralized and Securitization Transactions.

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

(UNAUDITED)

The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At August 31, 2006	At November 30, 2005
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$14,081	$12,494
Other sovereign government obligations	585	328
Corporate and other debt	35,458	21,775
Corporate equities	6,419	5,290

Total	$56,543	$39,887

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed transactions and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending transactions or for delivery to counterparties to cover short positions. At August 31, 2006 and November 30, 2005, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $858 billion and $798 billion, respectively, and the fair value of the portion that has been sold or repledged was $719 billion and $737 billion, respectively.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $4.8 billion at August 31, 2006, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the nine month period ended August 31, 2006. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and nine month period ended August 31, 2006 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at August 31, 2006 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$ 2,930		$ 1,070		$ 482
Weighted average life (in months)	40		92		95
Credit losses (rate per annum)	0.00-4.50%		—		0.00-9.66%
Impact on fair value of 10% adverse change	$ (112)		$ —		$ (6)
Impact on fair value of 20% adverse change	$ (219)		$ —		$ (12)
Weighted average discount rate (rate per annum)	11.03%		5.58%		8.03%
Impact on fair value of 10% adverse change	$ (53)		$ (33)		$ (16)
Impact on fair value of 20% adverse change	$ (104)		$ (64)		$ (32)
Prepayment speed assumption(1)(2)	318-2833P	SA	139-354P	SA	—
Impact on fair value of 10% adverse change	$ (74)		$ (3)		$ —
Impact on fair value of 20% adverse change	$ (90)		$ (7)		$ —

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the nine month periods ended August 31, 2006 and 2005, the Company received proceeds from new securitization transactions of $52.8 billion and $50.3 billion, respectively, and cash flows from retained interests in securitization transactions of $3,929 million and $5,106 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Consumer Loans.

Consumer loans were as follows:

	At August 31, 2006	At November 30, 2005
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$24,072	$23,754
Less:
Allowance for consumer loan losses	811	838

Consumer loans, net	$23,261	$22,916

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005(1)	2006	2005(1)
	(dollars in millions)
Balance at beginning of period	$776	$840	$838	$943
Additions:
Provision for consumer loan losses	232	224	517	568
Purchase of consumer loans(2)	2	—	55	—
Deductions:
Charge-offs	(240)	(286)	(732)	(807)
Recoveries	39	50	128	126

Net charge-offs	(201)	(236)	(604)	(681)
Translation adjustments and other	2	—	5	(2)

Balance at end of period	$811	$828	$811	$828

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(2)	Amounts relate to the Company’s acquisition of Goldfish (see Note 16) and other acquisitions.

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$51	$53	$133	$159

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$24	$28	$69	$88

At August 31, 2006, the Company had commitments to extend credit for consumer loans of approximately $272 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At August 31, 2006 and November 30, 2005, $1,052 million and $4,080 million, respectively, of the Company’s consumer loans were classified as held for sale.

The Company received net proceeds from consumer loan sales of $2,244 million and $10,603 million in the quarter and nine month period ended August 31, 2006 and $788 million and $5,742 million in the quarter and nine month period ended August 31, 2005.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights since the servicing contracts provide just adequate compensation (as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At August 31, 2006, the Company had $13,294 million of retained interests, including $9,964 million of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the nine month periods ended August 31, 2006 and 2005, the Company completed credit card asset securitizations of $8.2 billion and $3.4 billion, respectively, and recognized net securitization gains of $154 million and net securitization losses of $2 million, respectively, as servicing and securitization income in the condensed consolidated statements of income. The amount for the nine month period ended August 31, 2006 includes an increase in the fair value of the Company’s retained interests in securitized credit card receivables primarily resulting from a continued favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The uncollected balances of securitized general purpose credit card loans were $26.7 billion and $24.4 billion at August 31, 2006 and November 30, 2005, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the nine month periods ended August 31, 2006 and 2005 were as follows:

	Nine Months Ended August 31,
	2006	2005
Weighted average life (in months)	3.7 - 4.7	5.9
Payment rate (rate per month)	19.69% - 21.58%	18.52%
Credit losses (rate per annum)	4.72% - 5.23%	6.00%
Discount rate (rate per annum)	11.00%	12.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At August 31, 2006
Residual Interests (carrying amount/fair value)	$334
Weighted average life (in months)	4.5
Weighted average payment rate (rate per month)	21.26%
Impact on fair value of 10% adverse change	$(25)
Impact on fair value of 20% adverse change	$(47)
Weighted average credit losses (rate per annum)	4.42%
Impact on fair value of 10% adverse change	$(40)
Impact on fair value of 20% adverse change	$(81)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(3)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Nine Months Ended August 31,
	2006	2005
Proceeds from new credit card asset securitizations	$8.2	$3.4
Proceeds from collections reinvested in previous credit card asset securitizations	$44.7	$44.6
Contractual servicing fees received	$0.4	$0.4
Cash flows received from retained interests	$1.8	$1.4

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At August 31, 2006		Nine Months Ended August 31, 2006
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$49,585	$1,691	$47,884	$1,456
Less: Securitized general purpose credit card loans	26,663

Owned general purpose credit card loans	$22,922

5.	Long-Term Borrowings.

Long-term borrowings at August 31, 2006 scheduled to mature within one year aggregated $17,646 million.

During the nine month period ended August 31, 2006, the Company issued senior notes aggregating $34,294 million, including non-U.S. dollar currency notes aggregating $13,219 million and $889 million of junior subordinated debentures. Maturities in the aggregate of these notes by fiscal year are as follows: 2006, $3 million; 2007, $2,869 million; 2008, $6,243 million; 2009, $4,156 million; 2010, $1,241 million; and thereafter, $19,782 million. In the nine month period ended August 31, 2006, $14,888 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at August 31, 2006.

6.	Shareholders’ Equity.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $5,470 million at August 31, 2006, which exceeded the amount required by $4,422 million. MSDWI’s net capital totaled $1,319 million at August 31, 2006, which exceeded the amount required by $1,249 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJS have consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At August 31, 2006, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of August 31, 2006, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 31, 2006, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the nine month period ended August 31, 2006, the Company purchased approximately $2,381 million of its common stock through open market purchases at an average cost of $61.76 per share. During the nine month period ended August 31, 2005, the Company purchased approximately $2,501 million of its common stock through a combination of open market purchases and employee purchases at an average cost of $54.86 per share.

Preferred Stock. In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million, representing 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option in whole or in part on or after July 15, 2011 at a redemption price of $25,000 (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. Subsequent to quarter-end, on September 20, 2006, the Company declared a quarterly dividend of $433.85 per share of Series A Preferred Stock to be paid on October 16, 2006 to preferred shareholders of record on September 30, 2006.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Earnings per Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$1,851	$1,166	$5,291	$3,446
Loss on discontinued operations	—	(1,022)	(25)	(1,021)
Cumulative effect of accounting change, net	—	—	—	49

Net income applicable to common shareholders	$1,851	$144	$5,266	$2,474

Weighted average common shares outstanding	1,010	1,046	1,015	1,056

Earnings per basic share:
Income from continuing operations	$1.83	$1.12	$5.21	$3.26
Loss on discontinued operations	—	(0.98)	(0.02)	(0.97)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.83	$0.14	$5.19	$2.34

Diluted EPS:
Net income applicable to common shareholders	$1,851	$144	$5,266	$2,474

Weighted average common shares outstanding	1,010	1,046	1,015	1,056
Effect of dilutive securities:
Stock options and restricted stock units	46	26	41	24

Weighted average common shares outstanding and common stock equivalents	1,056	1,072	1,056	1,080

Earnings per diluted share:
Income from continuing operations	$1.75	$1.09	$5.01	$3.19
Loss on discontinued operations	—	(0.96)	(0.02)	(0.95)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.75	$0.13	$4.99	$2.29

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	40	95	41	95

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash dividends declared per common share were $0.27 and $0.81 for the quarter and nine month periods ended August 31, 2006 and 2005.

8.	Commitments and Contingencies.

Letters of Credit and Other Financial Guarantees.    At August 31, 2006 and November 30, 2005, the Company had approximately $8,542 million and $6,904 million, respectively, of letters of credit and other financial guarantees outstanding to satisfy various collateral requirements.

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

The aggregate value of the investment grade and non-investment grade lending commitments are shown below:

	At August 31, 2006	At November 30, 2005
	(dollars in millions)
Investment grade lending commitments	$26,185	$23,968
Non-investment grade lending commitments	18,383	13,066

Total	$44,568	$37,034

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

The Company has commitments to fund other less liquid investments, including at August 31, 2006, $1,525 million in connection with investment activities, $16,418 million related to secured lending transactions and $8,596 million related to forward purchase contracts involving mortgage loans. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At August 31, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $112 billion and $62 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the condensed consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.” Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

(UNAUDITED)

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

Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the contracts reported as assets. The Company monitors the creditworthiness of counterparties to these transactions on an ongoing basis and requests additional collateral when deemed necessary. The Company believes the ultimate settlement of the transactions outstanding at August 31, 2006 will not have a material effect on the Company’s financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s derivatives (both listed and OTC) at August 31, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At August 31, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$17,933	$12,482	$17,157	$13,212
Foreign exchange forward contracts and options	5,290	4,952	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	12,342	18,641	7,290	11,957
Commodity forwards, options and swaps	13,188	10,942	13,899	12,186

Total	$48,753	$47,017	$45,894	$44,952

10.	Segment Information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Selected financial information for the Company’s segments is presented below:

Three Months Ended August 31, 2006	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$4,699	$1,231	$624	$658	$(59)	$7,153
Net interest	290	140	10	389	6	835

Net revenues	$4,989	$1,371	$634	$1,047	$(53)	$7,988

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$2,001	$158	$125	$368	$15	$2,667
Losses from unconsolidated investees	1	—	—	1	—	2
Provision for income taxes	580	53	50	125	6	814

Income from continuing operations before cumulative effect of accounting change, net(1)	$1,420	$105	$75	$242	$9	$1,851

Three Months Ended August 31, 2005(2)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$3,618	$1,171	$678	$530	$(62)	$5,935
Net interest	546	84	1	381	—	1,012

Net revenues	$4,164	$1,255	$679	$911	$(62)	$6,947

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$1,288	$30	$162	$239	$23	$1,742
Losses from unconsolidated investees	105	—	—	—	—	105
Provision for income taxes	306	11	57	89	8	471

Income from continuing operations before cumulative effect of accounting change, net(1)	$877	$19	$105	$150	$15	$1,166

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Nine Months Ended August 31, 2006	Institutional Securities(3)	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations(3)	Total
	(dollars in millions)
Net revenues excluding net interest	$15,524	$3,698	$2,036	$2,195	$(225)	$23,228
Net interest	483	359	16	1,132	15	2,005

Net revenues	$16,007	$4,057	$2,052	$3,327	$(210)	$25,233

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$5,863	$338	$521	$1,388	$21	$8,131
Losses from unconsolidated investees	172	—	—	2	—	174
Provision for income taxes	1,833	113	206	506	8	2,666

Income from continuing operations before cumulative effect of accounting change, net(1)	$3,858	$225	$315	$880	$13	$5,291

Nine Months Ended August 31, 2005(2)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$10,081	$3,483	$2,014	$1,733	$(199)	$17,112
Net interest	1,438	238	3	1,025	—	2,704

Net revenues	$11,519	$3,721	$2,017	$2,758	$(199)	$19,816

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$3,178	$501	$624	$856	$72	$5,231
Losses from unconsolidated investees	245	—	—	—	—	245
Provision for income taxes	761	198	232	322	27	1,540

Income from continuing operations before cumulative effect of accounting change, net(1)(4)	$2,172	$303	$392	$534	$45	$3,446

Total Assets(5)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At August 31, 2006	$977,895	$19,091	$3,763	$28,191	$(68)	$1,028,872

At November 30, 2005	$848,943	$19,290	$3,543	$26,866	$(119)	$898,523

(1)	See Note 15 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(3)	Net revenues for the nine months ended August 31, 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation. In addition, the results for the first two quarters of fiscal 2006 have been adjusted. See Note 18.
(4)	See Note 1 for a discussion of the cumulative effect of accounting change, net.
(5)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.	Variable Interest Entities.

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

At August 31, 2006, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note, equity fund and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $20.4 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provide the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, equity fund, certain credit-linked note, certain collateralized debt obligation, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company consolidates these entities, in accordance with its consolidation accounting policy, and as a result eliminates all intercompany transactions, including derivatives and other intercompany transactions such as fees received to underwrite the notes or to structure the transactions. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At August 31, 2006, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $32.4 billion. The Company’s variable interests associated with these entities, primarily credit-linked

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

note, structured note, loan and bond issuing, collateralized debt, loan and bond obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $14.8 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at August 31, 2006. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

(UNAUDITED)

Liquidity Guarantees.    The Company has entered into liquidity facilities with special purpose entities and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the special purpose entities in the event payments are required under such liquidity facilities.

The table below summarizes certain information regarding these guarantees at August 31, 2006:

	Maximum Potential Payout/Notional
	Years to Maturity					Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Derivative contracts	$606,439	$571,354	$1,128,242	$803,762	$3,109,797	$29,086	$115
Standby letters of credit and other financial guarantees	1,041	1,797	486	3,142	6,466	155	1,548
Market value guarantees	16	169	32	628	845	48	121
Liquidity facilities	1,603	—	—	110	1,713	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at August 31, 2006 and November 30, 2005 was $320 million and $349 million, respectively. As of August 31, 2006 and November 30, 2005, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $32 million and $36 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At August 31, 2006 and November 30, 2005, the maximum potential amount of future payments the Company may be required to make under its surety bond was $119 million and $157 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business, the Company issues general purpose credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant. If the Discover Network is unable to collect the amount from the merchant, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date that could qualify as a valid disputed transaction under the Company’s merchant processing network, issuer and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters and nine month periods ended August 31, 2006 and 2005:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Losses related to merchant chargebacks (dollars in millions)	$2	$1	$4	$5
Aggregate credit card transaction volume (dollars in billions)	26.7	22.8	74.7	64.8

The amount of the liability related to the Company’s cardmember merchant guarantees was not material at August 31, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At August 31, 2006	At November 30, 2005
	(dollars in millions)
Settlement withholdings and escrow deposits	$50	$42

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

The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Losses from unconsolidated investees	$2	$105	$174	$245
Tax credits	14	109	88	254
Tax benefits on losses	1	41	68	97

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2006 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Due to the high level of crude oil prices in fiscal 2006 and continued uncertainty regarding the value of tax credits associated with synthetic fuel investments, all of the Company’s investees idled production at their synthetic fuel production facilities during the second and third quarters of fiscal 2006. Additionally, based on fiscal year to date and futures prices at August 31, 2006, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2006. The impact of this anticipated partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the quarter and nine months ended August 31, 2006.

In fiscal 2006, the Company entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits for 2006. Changes in fair value relative to these derivative contracts are included within Principal transactions-trading revenues.

In the fourth quarter of fiscal 2006, all of the Company’s investees began production at their synthetic fuel production facilities, largely due to a decline in the level of crude oil prices in the fourth quarter as compared with the second and third quarters of fiscal 2006.

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Service cost, benefits earned during the period	$35	$33	$105	$99
Interest cost on projected benefit obligation	37	35	111	105
Expected return on plan assets	(34)	(32)	(102)	(96)
Net amortization and other	14	9	38	27

Net periodic benefit expense	$52	$45	$152	$135

15.	Discontinued Operations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The nine month period of fiscal 2006 reflected a net loss of $25 million on discontinued operations. These results reflected the results of operations of the aircraft leasing business through the date of the sale.

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Pre-tax loss on discontinued operations	$—	$1,700	$42	$1,698

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business:

At November 30, 2005
(dollars in millions)
Assets:
Aircraft under operating leases	$3,145
Other assets	54

Total assets	$3,199

Liabilities:
Payable to affiliates	$2,055
Other liabilities	690

Total liabilities	$2,745

16.	Business and Other Acquisitions.

Goldfish.    On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $355 million in connection with the acquisition. The allocation of the acquisition price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

TransMontaigne Inc.    On September 1, 2006, Morgan Stanley Capital Group Inc. (“MSCG”), a wholly-owned subsidiary of the Company, completed its acquisition of TransMontaigne Inc., a Denver-based company that operates pipelines, terminals and barges, and distributes and markets refined petroleum products. The Company purchased the outstanding common shares of TransMontaigne Inc. for $11.35 per share, or an aggregate cost of approximately $600 million.

Heidmar Group.    On September 1, 2006, MSCG completed its acquisition of the Heidmar Group of companies, including Texas-based Houston Marine Services, Inc. The Heidmar Group provides marine transportation and logistics in both international shipping and U.S. marine logistics services. The acquisition price was approximately $200 million.

Saxon Capital, Inc.    On August 8, 2006, the Company entered into a definitive agreement to acquire Saxon Capital, Inc. (“Saxon”), a servicer and originator of residential mortgages. The Company will purchase the outstanding common shares on Saxon for $14.10 per share, or an aggregate cost of approximately $700 million. The transaction is subject to customary closing conditions and is expected to be completed during the first quarter of fiscal 2007.

17.	Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2005. The Company has reached a tentative agreement and is awaiting review and finalization relative to the IRS examination of years 1994-1998. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material adverse effect on the condensed consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

18.	Staff Accounting Bulletin No. 108.

In September 2006, the SEC released SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective August 31, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 (included in the nine month period ended August 31, 2006 in the accompanying condensed consolidated financial statements) for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Trust Preferred Securities.    The Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 to reflect a change in its hedge accounting under SFAS No. 133. The change is being made following a recent clarification by the SEC of its interpretation of SFAS No. 133 related to the accounting for fair value hedges of fixed-rate trust preferred securities.

Since January 2005, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s recent clarification of SFAS No. 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest risk on these trust preferred securities effective August 2006 and adjusted its financial results as if hedge accounting was never applied. Prospectively, the Company will manage the interest rate risk on these securities as part of its overall asset liability management.

Compensation and Benefits.    The Company also has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for two compensation and benefit accruals. Such accruals are related to (i) the overaccrual of certain payroll taxes in certain non-U.S. locations, primarily in the U.K., which arose in fiscal 2000 through fiscal 2006 and (ii) an adjustment to the amortization expense associated with stock-based compensation awards, which arose in fiscal 2003 and fiscal 2004.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Impact of Adjustments.    The impact of each of the items noted above on fiscal 2006 opening Shareholders’ equity and Retained earnings and on Net income for the first and second quarters of fiscal 2006 is presented below (dollars in millions):

	Trust Preferred Securities	Non-U.S Payroll Taxes	Amortization of Stock- based Compensation Awards	Total
Cumulative effect on Shareholders’ equity as of December 1, 2005	$(84)	$38	$12	$(34)
Cumulative effect on Retained earnings as of December 1, 2005	$(84)	$38	$(22)	$(68)
Effect on:
Net income for the three months ended February 28, 2006	$(1)	$14	$—	$13
Net income for the three months ended May 31, 2006	$(116)	$—	$—	$(116)
Net income for the six months ended May 31, 2006	$(117)	$14	$—	$(103)

The aggregate impact of these adjustments is summarized below (dollars in millions, except per share data):

As of and for the Three Months Ended February 28, 2006	Previously Reported	Adjustment	As Adjusted

Other assets	$15,988	$12	$16,000
Other liabilities	$14,984	$(98)	$14,886
Long-term borrowings	$121,395	$131	$121,526
Shareholders’ equity	$30,124	$(21)	$30,103
Principal transactions trading revenue	$3,067	$13	$3,080
Compensation and benefits expense	$4,183	$(22)	$4,161
Interest expense	$9,481	$15	$9,496
Net income	$1,561	$13	$1,574
Diluted EPS	$1.47	$0.01	$1.48

As of and for the Three Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted

Other assets	$17,651	$12	$17,663
Other liabilities	$18,159	$(162)	$17,997
Long-term borrowings	$127,985	$311	$128,296
Shareholders’ equity	$32,255	$(137)	$32,118
Principal transactions trading revenue	$3,735	$(170)	$3,565
Compensation and benefits expense	$3,723	$—	$3,723
Interest expense	$9,988	$9	$9,997
Net income	$1,957	$(116)	$1,841
Diluted EPS	$1.86	$(0.11)	$1.75

For the Six Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted

Principal transactions trading revenue	$6,802	$(157)	$6,645
Compensation and benefits expense	$7,906	$(22)	$7,884
Interest expense	$19,469	$24	$19,493
Net income	$3,518	$(103)	$3,415
Diluted EPS	$3.33	$(0.10)	$3.23

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

19.	Insurance Settlement.

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

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the nine month period of fiscal 2005 was not material to the pre-tax income of each of the segments or to the Company.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

impact on these existing limited partnerships of adopting the provisions of EITF Issue No. 04-5; however, because the Company generally expects to provide limited partners in these funds with rights to remove the Company as general partner or rights to terminate the partnership, the Company does not expect the impact of EITF Issue No. 04-5 to be material.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. For the Company, SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FIN 46R be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively on September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company is currently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of December 1, 2007. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the Company as of November 30, 2007. The Company is evaluating the potential impact of adopting SFAS No. 158.

22.	Subsequent Event.

In September 2006, the Company acquired Nan Tung Bank Ltd., Zhuhai, a bank in the People’s Republic of China. The acquisition was approved by the China Banking Regulatory Commission and will enable the Company to strengthen its platform in China by offering a comprehensive set of commercial banking products and services, including deposits and lending, foreign currency exchange and remittances to individuals and corporate clients.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of August 31, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended August 31, 2006 and 2005, and condensed consolidated statements of cash flows for the nine-month periods ended August 31, 2006 and 2005. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

Also, as discussed in Note 18 to the condensed consolidated interim financial statements, effective August 31, 2006, Morgan Stanley elected early application of Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ Deloitte & Touche LLP

New York, New York

October 6, 2006

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

Institutional Securities includes capital raising; financial advisory services, including advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity securities and related products and fixed income securities and related products, including foreign exchange and commodities; benchmark indices and risk management analytics; research; and investment activities.

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management and credit solutions; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income and alternative investment products to institutional and retail clients through proprietary and third-party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discover offers Discover®-branded credit cards and other consumer products and services, and includes the operations of Discover Network, which operates a merchant and cash access network for Discover Network-branded cards, and PULSE EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. The Discover business segment also includes consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard and Visa networks.

The discussion of the Company’s results of operations below (including “Business Outlook”) may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Quarterly Reports on Form 10-Q, “Risk Factors” in Part II, Item 1A in this report and in other items throughout the Form 10-K, Forms 10-Q and the Company’s 2006 Current Reports on Form 8-K.

The Company’s results of operations for the quarters and nine month periods ended August 31, 2006 and 2005 are discussed below. The financial results for the first two quarters of fiscal 2006 have been adjusted in accordance with Staff Accounting Bulletin No. 108 (see “Staff Accounting Bulletin No. 108” herein). The results of the aircraft leasing business are reported as discontinued operations for all periods presented through the date of sale (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005(1)	2006(1)	2005(1)
Net revenues (dollars in millions):
Institutional Securities	$4,989	$4,164	$16,007	$11,519
Global Wealth Management Group	1,371	1,255	4,057	3,721
Asset Management	634	679	2,052	2,017
Discover	1,047	911	3,327	2,758
Intersegment Eliminations	(53)	(62)	(210)	(199)

Consolidated net revenues	$7,988	$6,947	$25,233	$19,816

Income before taxes (dollars in millions)(2):
Institutional Securities	$2,001	$1,288	$5,863	$3,178
Global Wealth Management Group	158	30	338	501
Asset Management	125	162	521	624
Discover	368	239	1,388	856
Intersegment Eliminations	15	23	21	72

Consolidated income before taxes	$2,667	$1,742	$8,131	$5,231

Consolidated net income (dollars in millions)	$1,851	$144	$5,266	$2,474

Earnings per basic share:
Income from continuing operations	$1.83	$1.12	$5.21	$3.26
Loss on discontinued operations	—	(0.98)	(0.02)	(0.97)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per basic share	$1.83	$0.14	$5.19	$2.34

Earnings per diluted share:
Income from continuing operations	$1.75	$1.09	$5.01	$3.19
Loss on discontinued operations	—	(0.96)	(0.02)	(0.95)
Cumulative effect of accounting change, net	—	—	—	0.05

Earnings per diluted share	$1.75	$0.13	$4.99	$2.29

Statistical Data.

Book value per common share(3)	$31.24	$26.07	$31.24	$26.07

Average common equity (dollars in billions)(4):
Institutional Securities	$18.8	$14.6	$17.7	$14.2
Global Wealth Management Group	3.0	3.5	3.3	3.7
Asset Management	2.3	1.7	2.1	1.7
Discover	5.1	4.6	4.9	4.4

Total from operating segments	29.2	24.4	28.0	24.0
Discontinued operations	—	1.3	—	1.4
Unallocated capital	3.4	2.9	3.1	3.1

Consolidated	$32.6	$28.6	$31.1	$28.5

Statistical Data—(Continued).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005(1)	2006(1)	2005(1)
Return on average common equity(4):
Consolidated	23%	2%	23%	12%
Institutional Securities	30%	24%	29%	20%
Global Wealth Management Group	14%	2%	9%	11%
Asset Management	13%	24%	20%	30%
Discover	19%	13%	24%	16%

Effective income tax rate	30.5%	28.8%	33.5%	31.0%

Worldwide employees	54,349	53,760	54,349	53,760

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity	$306	$276	$306	$276
Fixed income	111	107	111	107
Money market	83	87	83	87
Alternative investments	20	18	20	18
Real estate	56	38	56	38

Total assets under management	576	526	576	526
Unit investment trusts	13	12	13	12
Other(5)	58	49	58	49

Total assets under management or supervision(6)	$647	$587	$647	$587

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(7):
Global market volume	$109.9	$155.2	$401.0	$278.8
Market share	21.2%	22.7%	26.4%	21.6%
Rank	5	5	3	4
Mergers and acquisitions announced transactions (dollars in billions)(7):
Global market volume	$164.2	$109.7	$525.5	$434.0
Market share	23.3%	19.4%	24.9%	28.7%
Rank	4	5	4	1
Global equity and equity-related issues (dollars in billions)(7):
Global market volume	$10.4	$9.0	$34.4	$24.5
Market share	8.8%	6.2%	8.6%	7.9%
Rank	3	5	3	4
Global debt issues (dollars in billions)(7):
Global market volume	$80.9	$91.2	$254.3	$245.4
Market share	5.5%	6.1%	5.9%	6.1%
Rank	7	5	5	5
Global initial public offerings (dollars in billions)(7):
Global market volume	$5.2	$3.2	$14.2	$8.0
Market share	11.7%	6.6%	10.6%	8.7%
Rank	1	4	1	1
Pre-tax profit margin(8)	40%	31%	37%	28%

Statistical Data—(Continued).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005(1)	2006	2005(1)
Global Wealth Management Group:
Global representatives	8,069	9,311	8,069	9,311
Annualized net revenue per global representative (dollars in thousands)(9)	$675	$508	$615	$482
Client assets by segment (dollars in billions)
$10 million or more	$178	$153	$178	$153
$1 million – $10 million	234	215	234	215
$100,000 – $1 million	183	188	183	188
Less than $100,000	28	34	28	34

Client assets excluding corporate and other accounts	623	590	623	590
Corporate and other accounts	29	29	29	29

Total client assets	$652	$619	$652	$619

Fee-based assets as a percentage of total client assets	30%	27%	30%	27%
Bank deposit program (dollars in millions)(10)	$9,839	$449	$9,839	$449
Pre-tax profit margin(8)	12%	2%	8%	14%

Asset Management:
Assets under management or supervision (dollars in billions)	$448	$428	$448	$428
Percent of fund assets in top half of Lipper rankings(11)	39%	67%	39%	67%
Pre-tax profit margin(8)	20%	24%	25%	31%
Pre-tax profit margin(8) (excluding private equity)	21%	22%	24%	30%

Discover (dollars in millions, unless otherwise noted)(12):
Period-end credit card loans—Owned	$22,922	$20,570	$22,922	$20,570
Period-end credit card loans—Managed	$49,585	$47,105	$49,585	$47,105
Average credit card loans—Owned	$22,424	$19,835	$21,350	$19,267
Average credit card loans—Managed	$48,763	$46,769	$47,884	$47,605
Net principal charge-off rate—Owned	3.57%	4.69%	3.74%	4.64%
Net principal charge-off rate—Managed	3.81%	5.12%	4.06%	5.06%
Return on average receivables—Owned	4.27%	3.01%	5.49%	3.70%
Return on average receivables—Managed	1.96%	1.28%	2.45%	1.50%
Transaction volume (dollars in billions):
Net sales	$25.7	$22.4	$72.2	$64.3
Other transaction volume	4.5	4.3	13.3	13.7

Total	$30.2	$26.7	$85.5	$78.0

Payment services transaction volume (in millions):
Discover network	362	338	1,041	967
PULSE network	473	466	1,369	1,139

Total network transaction volume	835	804	2,410	2,106

Pre-tax profit margin(8)	35%	26%	42%	31%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation. In addition, the results for the Company and for the Institutional Securities business segment for the first two quarters of fiscal 2006 have been adjusted (see “Staff Accounting Bulletin No. 108” herein).
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net.
(3)

Book value per common share equals common shareholders’ equity of $33,072 million at August 31, 2006 and $28,226 million at August 31, 2005, divided by common shares outstanding of 1,059 million at August 31, 2006 and 1,083 million at August 31, 2005, respectively.

(4)	The computations of average common equity for each segment is based upon an economic capital model that the Company uses to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(5)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business.
(6)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities segments.
(7)	Source: Thomson Financial, data as of September 6, 2006—The data for the three months ended August 31, 2006 and 2005 are for the periods from June 1 to August 31, 2006 and June 1 to August 31, 2005, respectively. The data for the nine months ended August 31 are for the periods from January 1 to August 31, 2006 and January 1 to August 31, 2005, respectively, as Thomson Financial presents these data on a calendar-year basis.
(8)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net as a percentage of net revenues.
(9)	Amounts equal to Global Wealth Management Group’s net revenues divided by average global representative headcount for the periods presented.
(10)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(11)	Source: Lipper, one-year performance excluding money market funds as of August 31, 2006 and 2005, respectively.
(12)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Third Quarter 2006 Performance.

Company Results.    The Company recorded net income of $1,851 million for the quarter ended August 31, 2006, an increase of $1,707 million from the comparable fiscal 2005 period. Results for the third quarter of fiscal 2005 included an after-tax charge of approximately $1.0 billion ($1.7 billion pre-tax) for discontinued operations related to the sale of the aircraft leasing business (see “Discontinued Operations” herein). Net revenues (total revenues less interest expense and the provision for loan losses) increased 15% to $7,988 million. Non-interest expenses of $5,321 million increased 2% from the prior year period. Diluted earnings per share were $1.75 compared with $0.13 in the third quarter of fiscal 2005, which included a loss of $(0.96) for discontinued operations. The annualized return on average common equity was 22.7% compared with 2.0% in the third quarter of last year.

The Company’s results for the nine month period ended August 31, 2006 include adjustments to the financial results for the first two quarters of fiscal 2006 (see “Staff Accounting Bulletin No. 108” herein). For the nine month period ended August 31, 2006, net income was $5,266 million, a 113% increase from $2,474 million a year ago. Net revenues rose 27% to $25,233 million and non-interest expenses increased 17% to $17,102 million. Diluted earnings per share were $4.99 compared with $2.29 a year ago. Diluted earnings per share from continuing operations were $5.01 compared with $3.19 a year ago. The annualized return on average common equity for the fiscal 2006 nine month period was 22.6% compared with 11.6% in the prior year period. The annualized return on average common equity from continuing operations for the fiscal 2006 nine month period was 22.7% compared with 17.0% in the prior year period.

In addition to the charge related to the aircraft leasing business, pre-tax results for the nine month period ended August 31, 2005 included a $360 million charge related to the Coleman Litigation, legal accruals of approximately $120 million related to the Parmalat matter, a $109 million charge for the correction in the method of accounting for certain real estate leases, charges for senior management severance and new hires of approximately $178 million and a gain of $251 million related to an insurance settlement (see “Other Items” herein).

The Company’s effective income tax rate was 30.5% and 33.5% for the quarter and nine month period ended August 31, 2006 compared with 28.8% and 31.0% in the quarter and nine month period ended August 31, 2005. The increase in both periods primarily reflected lower estimated domestic tax credits and higher earnings, which reduced the effect of permanent differences, partially offset by the effects of lower tax rates applicable to non-U.S. earnings. The decrease in domestic tax credits was primarily due to the anticipated partial phase-out of the benefits of synthetic fuels tax credits as a result of the high level of crude oil prices.

Institutional Securities.    Institutional Securities recorded income from continuing operations of $2,001 million before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change, a 55% increase from last year’s third quarter. Net revenues rose 20% to $4,989 million. The increases were driven by strong fixed income and equity sales and trading revenues, along with higher investment banking revenues. Non-interest expenses increased 4% to $2,988 million, as higher non-compensation expenses were partially offset by lower compensation and benefits expense. Non-compensation expenses increased as a result of higher levels of business activity and charges for certain legal and regulatory matters. Compensation expense declined slightly reflecting lower incentive-based compensation accruals based upon the Company’s estimate of full year net revenues and related compensation expense costs, as well as the costs associated with senior management charges recorded in the prior year period (see “Senior Management Compensation Charges” herein).

Investment banking revenues increased 12% from last year’s third quarter to $1,009 million. Underwriting revenues rose 7% from last year’s third quarter to $548 million. Advisory fees from merger, acquisition and restructuring transactions were $461 million, an increase of 19% from the comparable period of fiscal 2005.

Fixed income sales and trading revenues were $2,221 million, up 13% from the third quarter of fiscal 2005. The increase was driven by strong results in commodities and credit products, partially offset by lower results in interest rate and currency products. Commodities revenues increased and reflected strong results in oil liquids, electricity and natural gas products due to strong client activity, including revenues recognized on a few large structured transactions as a result of increased observability of market value. Credit product revenues were a record for a third quarter, benefiting from activity in structured products, particularly in Europe. Interest rate and currency product revenues declined and were adversely affected by a less favorable environment as customer driven flow and volatility declined and the yield curve flattened. In addition, emerging markets revenues were significantly lower due to slower customer flow and difficult market conditions. This decrease was partially offset by an increase in revenues recognized on structured transactions in interest rate and currency products. Equity sales and trading revenues were $1,509 million, an increase of 18% as compared with the prior year quarter and were a record third quarter. Increased client flows across both the derivatives and cash equity markets and record results in the prime brokerage business drove revenues higher, partially offset by lower revenues from principal trading strategies.

Principal transaction net investment revenues increased 172% to $188 million in the quarter from the corresponding period in the prior year. The increase was primarily related to net gains associated with the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, Grifols S.A. and a net gain from the Company’s position in IntercontinentalExchange.

Global Wealth Management Group.    Global Wealth Management Group recorded income of $158 million before taxes and net cumulative effect of accounting change compared with $30 million in the third quarter of fiscal 2005. Net revenues increased 9% from last year’s third quarter to $1,371 million, primarily reflecting an increase in revenues from fee-based products and the bank deposit program. Higher investment banking revenues were offset by a decline in commissions. Total non-interest expenses declined 1% to $1,213 million, reflecting a significant reduction in legal and regulatory costs, which more than offset higher incentive-based compensation accruals. Total client assets increased to $652 billion, up 5% from last year’s third quarter. Client assets in fee-based accounts rose 14% to $193 billion over the past twelve months and increased as a percentage of total client assets to 30% from 27% a year ago. At quarter-end, the number of global representatives was 8,069, a decline of 1,242 from a year ago, resulting largely from planned sales force reductions completed in the second quarter of fiscal 2006 and attrition.

Asset Management.    Asset Management recorded income of $125 million before taxes and net cumulative effect of accounting change, a 23% decrease from last year’s third quarter. Net revenues of $634 million fell 7% from a year ago, largely due to lower private equity revenues. Higher management and administration fees, driven by higher assets under management, were offset by a decline in distribution and other fees. Non-interest expenses decreased 2% to $509 million. Assets under management or supervision within Asset Management of $448 billion were up $20 billion, or 5%, from the third quarter of last year, primarily due to market appreciation, partially offset by net outflows of customer assets.

Discover.    Discover recorded income of $368 million before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change, an increase of 54% from the third quarter of fiscal 2005. Net revenues of $1,047 million were 15% higher than a year ago, primarily due to higher servicing and securitization income. Servicing and securitization income of $565 million increased 42% from a year ago due primarily to higher merchant, cardmember and other fees and a lower provision for consumer loan losses, partially offset by lower net interest cash flows. Non-interest expenses of $679 million increased 1% from a year ago. The managed credit card net principal charge-off rate decreased 131 basis points to 3.81% from the same period a year ago. The managed over-30-day delinquency rate decreased 50 basis points to 3.41% from a year ago, and the managed over-90-day delinquency rate was 21 basis points lower than a year ago at 1.59%. Managed credit card loans were $49,585 million at quarter-end, a 5% increase from a year ago, reflecting record net sales volume and the Goldfish acquisition (see “Business and Other Acquisitions” herein), partially offset by higher payment rates.

Business Outlook.

Entering the fourth quarter of fiscal 2006, overall market conditions remained generally favorable. Equity markets were rising, oil prices declined, concerns about the direction of interest rates were diminished and credit spreads, including in the emerging markets, tightened, although the lower level of business activity in the securities industry that typically occurs in the fourth quarter could affect the results of the Institutional Securities and Global Wealth Management Group businesses. In the Discover business, although consumer bankruptcy filings remain well below historical levels, the Company expects charge-offs to rise from the relatively low levels experienced in the last two fiscal quarters, but expects such losses to remain below the levels experienced in fiscal 2005. In addition, Discover expects its marketing and business development expenses to increase in the fourth quarter of fiscal 2006 as compared with the third quarter due to higher levels of marketing activity, the branding campaign launched at the end of the third quarter of fiscal 2006 and seasonal promotions.

Global Market and Economic Conditions in the Quarter and Nine Month Period Ended August 31, 2006.

In the U.S., economic growth moderated in the third quarter from a generally strong first half of fiscal 2006 as business investment and productivity gains were partially offset by slower consumer spending, which was affected by higher interest rates and energy prices and a softer residential real estate market. The U.S. unemployment rate at the end of the third quarter rose slightly to 4.7% from 4.6% at the end of the second quarter. Conditions in the equity markets were difficult early in the third quarter but improved throughout the quarter as positive corporate earnings marginally outweighed concerns over oil prices, inflation and the Federal Reserve Board’s (the “Fed”) monetary policy actions. The Fed raised both the overnight lending rate and the discount rate in the third quarter by 0.25% and in the nine month period by an aggregate of 1.25%.

In Europe, economic growth continued and was supported by exports and domestic demand. While consumer prices were affected by higher energy costs, underlying inflation remained subdued due to improved labor productivity. The European Central Bank (the “ECB”) raised the benchmark interest rate by 0.50% in the quarter and by an aggregate of 1.00% in the nine month period. Subsequent to August 31, 2006, the ECB raised the benchmark interest rate by an additional 0.25%. In the U.K., economic growth was modest and was supported by higher business investment and consumer spending. During the quarter, the Bank of England raised the benchmark interest rate by 0.25%.

The Japanese economy continued to recover, primarily driven by exports. The jobless rate continued to be near a seven-year low, which had a favorable impact on consumer confidence. The Japanese equity markets increased modestly in the quarter. During the quarter, the Bank of Japan raised the benchmark interest rate from 0% to 0.25%. Economic growth elsewhere in Asia continued. In China, strong growth was driven by strength in exports and domestic investment. The People’s Bank of China raised the benchmark interest rate in the third quarter by 0.27% and in the nine month period by an aggregate of 0.54%.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to Global Wealth Management Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $15 million and $23 million in the quarters ended August 31, 2006 and 2005, respectively, and $21 million and $72 million in the nine month periods ended August 31, 2006 and 2005, respectively. The results for the nine month period ended August 31, 2006 also included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

Certain reclassifications have been made to prior-period segment amounts to conform to the current period’s presentation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006(1)	2005
	(dollars in millions)
Revenues:
Investment banking	$1,009	$898	$2,967	$2,375
Principal transactions:
Trading	2,713	2,035	9,118	5,446
Investments	188	69	1,067	386
Commissions	629	501	1,933	1,542
Asset management, distribution and administration fees	72	46	189	119
Interest and dividends	11,826	6,263	30,935	16,917
Other	88	69	250	213

Total revenues	16,525	9,881	46,459	26,998
Interest expense	11,536	5,717	30,452	15,479

Net revenues	4,989	4,164	16,007	11,519

Total non-interest expenses	2,988	2,876	10,144	8,341

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	2,001	1,288	5,863	3,178
Losses from unconsolidated investees	1	105	172	245
Provision for income taxes	580	306	1,833	761

Income from continuing operations before cumulative effect of accounting change, net	$1,420	$877	$3,858	$2,172

(1)	The results for the Company and for the Institutional Securities business segment for the first two quarters of fiscal 2006 have been adjusted (see “Staff Accounting Bulletin No. 108” herein).

Investment Banking.    Investment banking revenues for the quarter ended August 31, 2006 increased 12% from the comparable period of fiscal 2005. The increase was due to higher revenues from equity underwriting transactions and merger, acquisition and restructuring activities. Underwriting revenues were $548 million, an increase of 7% from the comparable period of fiscal 2005. Equity underwriting revenues were $237 million, an increase of 19% from the comparable period of fiscal 2005. Fixed income underwriting revenues of $311 million were relatively unchanged from a year ago. Advisory fees from merger, acquisition and restructuring transactions were $461 million, an increase of 19% from the comparable period of fiscal 2005.

At August 31, 2006, the backlog of merger, acquisition and restructuring transactions was higher, while the backlog of equity underwriting transactions was lower as compared with the end of the third quarter of fiscal 2005. The backlog of both merger, acquisition and restructuring transactions and equity underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Investment banking revenues in the nine month period ended August 31, 2006 increased 25% from the comparable period of fiscal 2005. The increase was due to higher revenues from both equity and fixed income underwriting transactions and merger, acquisition and restructuring activities. Advisory fees in the nine month period ended August 31, 2006 also included a $30 million fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

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

Total sales and trading revenues increased 18% in the quarter ended August 31, 2006 from the comparable period of fiscal 2005, reflecting higher fixed income and equity sales and trading revenues.

Sales and trading revenues include the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005(1)	2006(1)	2005(1)
	(dollars in millions)
Equity	$1,509	$1,280	$4,887	$3,613
Fixed income(2)	2,221	1,964	7,311	5,173

(1)	Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. In addition, the results for the Company and for the Institutional Securities business segment for the first two quarters of fiscal 2006 have been adjusted (see “Staff Accounting Bulletin No. 108” herein).
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude revenues from corporate lending activities.

Equity sales and trading revenues increased 18% as compared with the prior year quarter and were a record for a third quarter. The increase was driven by higher revenues from derivatives and equity cash products and record results in the prime brokerage business, partially offset by lower revenues from principal trading strategies. Increased client flows across both the derivatives and cash equity markets drove revenues higher. The increase in prime brokerage revenues reflected record levels of customer balances. Principal trading opportunities were negatively impacted by a seasonal decline in volumes and volatilities in the latter part of the quarter. Although commission revenues increased, revenues continued to be affected by intense competition particularly in the U.S. and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 13% as compared with the prior year quarter. The increase was driven by strong results in commodities and credit products, partially offset by lower results in interest rate and currency products. Commodities revenues increased 96%, primarily reflecting strong results in oil liquids, electricity and natural gas products due to strong client activity, including revenues recognized on a few large structured transactions as a result of increased observability of market value. The increase in commodities revenues also included record quarterly results in metals products. Credit product revenues increased 8% and were a record for a third quarter benefiting from activity in structured products, particularly in Europe. Interest rate and currency product revenues decreased 18% and were adversely affected by a less favorable environment as customer driven flow and volatility declined and the yield curve flattened. In addition, emerging markets revenues were significantly lower due to slower customer flow and difficult market conditions. This decrease was partially offset by an increase in revenues recognized on structured transactions in interest rate and currency products.

Total sales and trading revenues increased 37% in the nine month period ended August 31, 2006 from the comparable period of fiscal 2005, reflecting higher revenues from fixed income and equity products. Equity sales and trading revenues increased 35%, driven primarily by higher revenues in derivative products, equity cash products, principal trading strategies and the prime brokerage business. Increased client flows across both the derivatives and equity cash markets and generally favorable trading opportunities drove revenues higher. Revenues in the prime brokerage business reflected record levels of customer balances. Fixed income sales and trading revenues increased 41% primarily due to higher revenues in commodities and credit products. Commodities revenues increased primarily due to higher revenues from electricity and natural gas products and from oil liquids. Credit product revenues increased primarily due to strong revenues in corporate credit products and strong demand in securitized products. Interest rate and currency product revenues decreased primarily due to lower revenues from interest rate derivative and emerging markets products, partially offset by higher revenues from foreign exchange products.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the quarter and nine month period ended August 31, 2006, revenues from corporate lending activities were relatively unchanged from the comparable periods of fiscal 2005. In addition, the quarter and nine month period ended August 31, 2006 included gains (losses) related to fair value hedges of fixed-rate trust preferred securities of approximately $80 million and approximately $(100) million, respectively (see “Other Items – Staff Accounting Bulletin No. 108 – Trust Preferred Securities” herein).

Principal Transactions-Investments.    Principal transaction net investment revenues increased 172% and 176% in the quarter and nine month period ended August 31, 2006, respectively. The increase in both periods was primarily related to net gains associated with the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, Grifols S.A. and IntercontinentalExchange. The increase in the nine month period also reflected realized and unrealized net gains from investments in Wacker Chemie AG and the NYSE Group, Inc.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 57% in the quarter and 59% in the nine month period ended August 31, 2006 from the comparable periods of fiscal 2005. The increase in both periods was primarily related to higher fees associated with real estate fund investments.

Other.    Other revenues increased 28% in the quarter and 17% in the nine month period ended August 31, 2006 from the comparable periods of fiscal 2005, primarily driven by higher sales of benchmark indices and risk management analytic products.

Non-Interest Expenses.    Non-interest expenses increased 4% in the quarter and 22% in the nine month period ended August 31, 2006 from the comparable periods of fiscal 2005. Compensation and benefits expense decreased 5% in the quarter and increased 36% in the nine month period, respectively. The decrease in the quarter was primarily due to lower incentive-based compensation accruals based upon the Company’s estimate of full year net revenues and related compensation, as well as the costs associated with senior management changes recorded in the prior year period as discussed below. The increase in the nine month period primarily reflected higher incentive-based compensation accruals resulting from higher net revenues. The nine month period of fiscal 2006 also included Institutional Securities’ share ($270 million) of incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock-Based Compensation” herein). The quarter and nine month period of fiscal 2005 included Institutional Securities’ share ($109 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses increased 23% in the quarter and decreased 2% in the nine month period. Occupancy and equipment expense decreased 14% in the nine month period primarily due to a $71 million charge that was recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see “Lease Adjustment” herein), partially offset by higher rent expense in New York City. Brokerage, clearing and exchange fees increased 39% and 31% in the quarter and nine month period, respectively, primarily reflecting increased fixed income and equity trading activity. Professional services expense increased 7% and 15% in the quarter and nine month period, respectively, primarily due to higher legal and consulting costs, reflecting increased levels of business activity. Other expense increased 90% in the quarter and decreased 45% in the nine month period. The increase in the quarter was primarily due to legal accruals related to the pending settlement of the General American Litigation, partially offset by a favorable outcome in the amount of €30 million (approximately $34 million) related to the LVMH Litigation. Other expense in the nine month period of fiscal 2005 reflected legal accruals of $360 million related to the Coleman Litigation and approximately $120 million related to the Parmalat matter.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$120	$81	$282	$220
Principal transactions:
Trading	113	116	358	347
Investments	16	1	42	(3)
Commissions	261	306	892	930
Asset management, distribution and administration fees	688	629	2,011	1,868
Interest and dividends	270	174	722	458
Other	33	38	113	121

Total revenues	1,501	1,345	4,420	3,941
Interest expense	130	90	363	220

Net revenues	1,371	1,255	4,057	3,721

Total non-interest expenses	1,213	1,225	3,719	3,220

Income before taxes and cumulative effect of accounting change, net	158	30	338	501
Provision for income taxes	53	11	113	198

Income before cumulative effect of accounting change, net	$105	$19	$225	$303

Investment Banking.    Investment banking revenues increased 48% and 28% in the quarter and nine month period ended August 31, 2006. The increase in both periods was primarily due to higher revenues from equity-related offerings.

Principal Transactions—Trading.    Principal transaction trading revenues decreased 3% in the quarter and increased 3% in the nine month period ended August 31, 2006. The results in the nine month period primarily reflected higher revenue from municipal fixed income securities and foreign exchange products, partially offset by lower results from corporate fixed income securities.

Principal Transactions—Investments.    Principal transaction investment net revenues were $16 million and $42 million in the quarter and nine month period ended August 31, 2006 compared with net revenues of $1 million and a net loss of $(3) million in the quarter and nine month period ended August 31, 2005. The increase in the quarter was primarily related to realized and unrealized gains on the Company’s investment in Bolas Y Mercados Españoles (Madrid Stock Exchange). The increase for the nine month period also reflected both realized and unrealized gains from the Company’s investment in the NYSE Group, Inc.

Commissions.    Commission revenues decreased 15% and 4% in the quarter and nine month period ended August 31, 2006, reflecting lower customer activity, primarily in equity products. The results in the nine month period were partially offset by higher transaction activity in international markets.

Net Interest.    Net interest revenues increased 67% and 51% in the quarter and nine month period ended August 31, 2006, primarily due to increased account balances in the bank deposit program.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 9% and 8% in the quarter and nine month period ended August 31, 2006, primarily reflecting higher client assets in fee-based accounts.

Client asset balances increased to $652 billion at August 31, 2006 from $619 billion at August 31, 2005, primarily due to market appreciation. Client assets in fee-based accounts rose 14% from the prior year to $193 billion at August 31, 2006 and increased as a percentage of total client assets to 30% of total client assets at August 31, 2006 from 27% in the prior year.

Non-Interest Expenses.    Non-interest expenses decreased 1% in the quarter and increased 15% in the nine month period ended August 31, 2006. The decrease in the quarter primarily reflected lower non-compensation expenses, partially offset by higher compensation and benefits expenses. The increase in the nine month period primarily reflected higher compensation and benefits expense and a reduction in non-interest expenses in the prior year period related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 12% and 15% in the quarter and nine month period ended August 31, 2006, primarily reflecting higher incentive-based compensation accruals. The nine month period ended August 31, 2006 included Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees, including new hires (see “Stock-Based Compensation” herein) and severance-related costs from a sales force reduction conducted during the period. The quarter and nine month periods ended August 31, 2005 included Global Wealth Management Group’s share ($31 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 19% and 2% in the quarter and nine month period. Occupancy and equipment expense decreased 8% in the nine month period primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases that was recorded in the first quarter of fiscal 2005 (see “Lease Adjustment” herein). Professional services expense increased 9% and 22% in the quarter and nine month period, largely due to higher sub-advisory fees associated with growth in fee-based assets. The increase in the nine month period was also due to higher costs for legal counsel. Other expenses decreased 54% and 16% in the quarter and nine month period, primarily resulting from lower costs associated with legal and regulatory matters. During the quarter and nine month period ended August 31, 2006, the Company recorded legal and regulatory expenses of approximately $20 million and $100 million related to ongoing regulatory, employment and branch litigation matters. During the quarter and nine month period ended August 31, 2005, the Company recorded legal and regulatory expenses of approximately $115 million and $150 million related to ongoing regulatory, employment and branch litigation matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Revenues:
Investment banking	$9	$13	$36	$35
Principal transactions:
Investments	(2)	33	97	99
Commissions	5	9	19	23
Asset management, distribution and administration fees	606	612	1,866	1,832
Interest and dividends	19	4	34	10
Other	6	11	18	25

Total revenues	643	682	2,070	2,024
Interest expense	9	3	18	7

Net revenues	634	679	2,052	2,017

Total non-interest expenses	509	517	1,531	1,393

Income before taxes and cumulative effect of accounting change, net	125	162	521	624
Provision for income taxes	50	57	206	232

Income before cumulative effect of accounting change, net	$75	$105	$315	$392

Investment Banking.    Investment banking revenues decreased 31% in the quarter and increased 3% in the nine month period ended August 31, 2006. The results in both periods primarily reflected a lower volume of fixed income unit investment trust sales. These results were more than offset in the nine month period by higher equity unit investment trust sales.

Principal Transactions-Investments.    Principal transaction net investment losses aggregating $2 million and net investment gains aggregating $97 million were recognized in the quarter and nine month period ended August 31, 2006 as compared with net gains of $33 million and $99 million in the quarter and nine month period ended August 31, 2005. The net investment gains in the nine month period ended August 31, 2006 were primarily related to certain investments in the Company’s private equity portfolio, including Aventine Renewable Energy Holdings, LLC. The results for the nine month period ended August 31, 2005 included a gain on Triana Energy Holdings, LLC.

Asset Management, Distribution and Administration Fees.    Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At August 31, 2006	At August 31, 2005(1)	Average For the Three Months Ended		Average For the Nine Months Ended
			August 31, 2006	August 31, 2005(1)	August 31, 2006	August 31, 2005(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Americas Retail Morgan Stanley Brand	$56	$64	$57	$64	$59	$66
Americas Retail Van Kampen Brand	90	86	89	84	90	84
Americas Intermediary(2)	59	46	57	45	53	44
U.S. Institutional	85	87	85	87	87	88
Non-U.S.	80	62	78	61	76	60

Total long term assets under management or supervision	370	345	366	341	365	342

Institutional money markets/liquidity	40	34	38	32	37	32
Retail money markets	38	49	38	49	40	50

Total money markets	78	83	76	81	77	82

Total assets under management or supervision	$448	$428	$442	$422	$442	$424

Assets under management or supervision by asset class:
Equity	$226	$212	$225	$209	$228	$205
Fixed income	93	92	91	92	91	97
Money market	78	83	76	81	77	82
Alternative investments	20	18	20	18	19	19
Real estate	18	11	17	11	15	10

Total assets under management	435	416	429	411	430	413
Unit investment trusts	13	12	13	11	12	11

Total assets under management or supervision	$448	$428	$442	$422	$442	$424

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.

Activity in Asset Management’s customer assets under management or supervision were as follows (dollars in billions):

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
	(dollars in billions)
Balance at beginning of period	$440	$416	$431	$424
Net flows by distribution channel:
Americas Retail Morgan Stanley Brand	(2)	(3)	(7)	(8)
Americas Retail Van Kampen Brand	(1)	1	(2)	2
Americas Intermediary(1)	1	2	7	(2)
U.S. Institutional	(2)	(2)	(11)	(10)
Non-U.S.	—	—	3	4

Net flows excluding money markets	(4)	(2)	(10)	(14)

Money market net flows:
Institutional	3	3	5	4
Retail	(1)	(1)	(9)	(4)

Total money market net flows	2	2	(4)	—

Net market appreciation	10	12	31	18

Total net increase	8	12	17	4

Balance at end of period	$448	$428	$448	$428

(1)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.

Net outflows (excluding money markets) in the quarter and nine month period ended August 31, 2006 were primarily associated with the Company’s Retail Morgan Stanley branded products and U.S. Institutional products. For the nine month period ended August 31, 2006, net outflows from Asset Management’s money market assets were primarily associated with two retail funds impacted by Global Wealth Management Group’s bank deposit program, partially offset by positive flows into institutional liquidity assets. The net money market inflows in the quarter ended August 31, 2006 were driven by positive flows into institutional liquidity assets.

Asset management, distribution and administration fees decreased 1% in the quarter and increased 2% in the nine month period ended August 31, 2006. The decrease in the quarter was primarily due to lower distribution, redemption and performance fees, partially offset by higher management and administration fees associated with a 5% increase in average assets under management. The increase in the nine month period was due to higher management and administration fees associated with a 4% increase in average assets under management and higher performance fees, partly offset by lower distribution and redemption fees.

Non-Interest Expenses.    Non-interest expenses decreased 2% in the quarter and increased 10% in the nine month period ended August 31, 2006. Both periods reflected higher compensation and benefits expense and lower non-compensation expenses. The nine month period ended August 31, 2005 included a reduction in non-interest expenses from Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Insurance Settlement” herein). Compensation and benefits expense increased 6% and 29% in the quarter and nine month period, primarily reflecting higher incentive-based compensation accruals as well as the impact of new hires. The nine month period ended August 31, 2006 also included Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock Based-Compensation” herein). The quarter and nine month periods ended August 31, 2005 included Asset Management’s share ($16 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 7% and 8% in the quarter and nine month period. Brokerage, clearing and exchange fees decreased 15% and 14% in the quarter and nine month period, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Other expenses decreased 40% in the nine month period, primarily due to an insurance reimbursement related to a legal matter.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$312	$357	$878	$983
Servicing and securitization income	565	398	1,812	1,315
Other revenue	13	(1)	22	3

Total non-interest revenues	890	754	2,712	2,301

Interest revenue	642	593	1,836	1,587
Interest expense	253	212	704	562

Net interest income	389	381	1,132	1,025
Provision for consumer loan losses	232	224	517	568

Net credit income	157	157	615	457

Net revenues	1,047	911	3,327	2,758

Total non-interest expenses	679	672	1,939	1,902

Income before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	368	239	1,388	856
Losses from unconsolidated investees	1	—	2	—
Provision for income taxes	125	89	506	322

Income before cumulative effect of accounting change, net	$242	$150	$880	$534

Merchant, Cardmember and Other Fees.    Merchant, cardmember and other fees decreased 13% and 11% in the quarter and nine month period ended August 31, 2006, primarily due to lower net merchant discount revenues and higher net cardmember rewards, partially offset by higher cardmember and other fees. The decrease in net merchant discount revenues was due to higher allocations of interchange revenue to securitization transactions, partially offset by record sales volume. For securitization transactions completed on or after November 3, 2004, the Company allocated interchange revenue to new securitization transactions, which has the effect of decreasing Merchant, cardmember and other fees and increasing Servicing and securitization income. During the quarter and nine month period ended August 31, 2006, the Company had a higher level of outstanding securitization transactions receiving interchange allocations than in the comparable fiscal 2005 periods. The increase in sales volume reflected increased cardmember usage and the acquisition of Goldfish in February 2006 (see “Business and Other Acquisitions” herein). The increase in net cardmember rewards reflected record sales volume and the impact of promotional programs. The increase in cardmember and other fees primarily related to higher balance transfer fees and lower fee net charge-offs.

Servicing and Securitization Income.    The table below presents the components of servicing and securitization income:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
	(dollars in millions)
Merchant, cardmember and other fees	$267	$175	$761	$514
Other revenue	(2)	(18)	154	(2)

Total non-interest revenues	265	157	915	512

Interest revenue	930	870	2,787	2,685
Interest expense	366	263	1,032	747

Net interest income	564	607	1,755	1,938
Provision for consumer loan losses	264	366	858	1,135

Net credit income	300	241	897	803

Servicing and securitization income	$565	$398	$1,812	$1,315

Servicing and securitization income increased 42% and 38% in the quarter and nine month period ended August 31, 2006, primarily due to higher Merchant, cardmember and other fees and a lower provision for consumer loan losses, partially offset by lower net interest cash flows. The increase in the nine month period also reflected higher Other revenue. The increase in Merchant, cardmember and other fees in both periods primarily reflected a higher level of outstanding securitization transactions that received interchange revenues. The lower provision for consumer loan losses in both periods was primarily attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs on the securitized general purpose credit card loan portfolio. The increase in Other revenue in the nine month period was attributable to an increase in the fair value of the Company’s retained interests in securitized receivables, primarily resulting from a continued favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. The increase in Other revenue in the nine month period also reflected higher levels of general purpose credit card securitization transactions. The decrease in net interest cash flows in both periods was primarily attributable to a lower net interest spread and a lower level of average securitized general purpose credit card loans.

The net proceeds received from general purpose credit card asset securitizations in the nine month periods ended August 31, 2006 and 2005 were $8,212 million and $3,419 million, respectively. The credit card asset securitization transactions completed in the nine month period ended August 31, 2006 have expected maturities ranging from approximately three to seven years from the date of issuance.

Net Interest Income.    Net interest income increased 2% and 10% in the quarter and nine month period ended August 31, 2006 due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue in both periods was due to an increase in average owned general purpose credit card loans. The increase in average owned general purpose credit card loans was due to the acquisition of Goldfish (see “Business and Other Acquisitions” herein), record sales volume and a lower level of average securitized general purpose credit card loans. The increase in interest revenue in the nine month period was also due to a higher interest yield. The increase in interest expense in both periods was primarily related to an increase in the Company’s average cost of borrowings and a higher level of average interest bearing liabilities, primarily to support the increase in average owned general purpose credit card loans.

The following tables present analyses of Discover’s average balance sheets and interest rates for the quarters and nine months ended August 31, 2006 and 2005 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended August 31,
	2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$22,424	10.45%	$590	$19,835	10.96%	$548
Other consumer loans	118	7.04	2	335	7.65	6
Investment securities	69	4.10	1	50	1.97	—
Other	3,490	5.64	49	4,049	3.78	39

Total interest earning assets	26,101	9.77	642	24,269	9.70	593
Allowance for loan losses	(777)			(839)
Non-interest earning assets	2,631			2,524

Total assets	$27,955			$25,954

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$1,957	5.08%	$25	$697	3.19%	$6
Brokered	10,467	4.86	128	14,055	4.30	152
Other time	1,542	4.61	18	1,636	4.19	17

Total interest bearing deposits	13,966	4.86	171	16,388	4.24	175
Other borrowings	5,961	5.48	82	3,064	4.81	37

Total interest bearing liabilities	19,927	5.05	253	19,452	4.33	212
Shareholder’s equity/other liabilities	8,028			6,502

Total liabilities and shareholder’s equity	$27,955			$25,954

Net interest income			$389			$381

Net interest margin(1)			5.92%			6.23%
Interest rate spread(2)		4.72%			5.37%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Nine Months Ended August 31,
	2006			2005
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$21,350	10.43%	$1,670	$19,267	10.21%	$1,477
Other consumer loans	212	7.40	12	380	7.65	22
Investment securities	56	3.96	2	52	1.76	1
Other	3,928	5.16	152	3,299	3.54	87

Total interest earning assets	25,546	9.57	1,836	22,998	9.19	1,587
Allowance for loan losses	(800)			(875)
Non-interest earning assets	2,493			2,574

Total assets	$27,239			$24,697

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$1,457	4.66%	$51	$666	2.63%	$13
Brokered	11,255	4.61	390	10,951	4.39	361
Other time	1,694	4.50	57	2,371	3.56	63

Total interest bearing deposits	14,406	4.60	498	13,988	4.16	437
Other borrowings	5,547	4.96	206	4,173	3.99	125

Total interest bearing liabilities	19,953	4.70	704	18,161	4.12	562
Shareholder’s equity/other liabilities	7,286			6,536

Total liabilities and shareholder’s equity	$27,239			$24,697

Net interest income			$1,132			$1,025

Net interest margin(1)			5.90%			5.94%
Interest rate spread(2)		4.87%			5.07%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended August 31, 2006 vs. 2005			Nine Months Ended August 31, 2006 vs. 2005
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$72	$(30)	$42	$159	$34	$193
Other consumer loans	(4)	—	(4)	(10)	—	(10)
Investment securities	1	—	1	—	1	1
Other	(6)	16	10	17	48	65

Total interest revenue	45	4	49	176	73	249

Interest Expense
Interest bearing deposits:
Savings	10	9	19	16	22	38
Brokered	(39)	15	(24)	10	19	29
Other time	(1)	2	1	(18)	12	(6)

Total interest bearing deposits	(26)	22	(4)	14	47	61
Other borrowings	35	10	45	41	40	81

Total interest expense	5	36	41	56	86	142

Net interest income	$40	$(32)	$8	$120	$(13)	$107

Provision for Consumer Loan Losses.    The provision for consumer loan losses increased 4% in the quarter and decreased 9% in the nine month period ended August 31, 2006. The increase in the quarter primarily reflected a net increase in reserves related to a higher level of average owned general purpose credit card loans. The quarter ended August 31, 2006 included a $31 million net increase in reserves as compared with a $12 million net reduction in reserves in the comparable prior year period. The nine month period reflected a lower net release of reserves as compared with the prior year period. The net reduction in reserves was $87 million in the nine month period ended August 31, 2006 as compared with $113 million in the comparable prior year period. Both periods also reflected lower net charge-offs primarily related to a decline in bankruptcy filings following the federal bankruptcy legislation that became effective in October 2005.

Delinquencies and Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting strong portfolio credit quality and the continued favorable impact following the enactment of federal bankruptcy legislation (see “Managed General Purpose Credit Card Loan Data” herein). While pressure on the consumer continues from higher interest rates, inflation and the increased minimum payment requirements discussed below, there have been no meaningful signs of this pressure in the Company’s U.S. portfolio performance. The Company does, however, expect charge-offs to rise from the relatively low levels experienced in the last two fiscal quarters, but expects such losses to remain below the levels experienced in fiscal 2005.

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

The Company’s future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new guidance, the seasoning of the Company’s general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company’s general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

Non-Interest Expenses.    Non-interest expenses increased 1% and 2% in the quarter and nine month period ended August 31, 2006. Compensation and benefits expense decreased 3% and increased 6% in the quarter and nine month period. The nine month period ended August 31, 2006 included Discover’s share ($17 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Stock Based-Compensation” herein) as well as an increase in salaries and wages. The quarter and nine month period ended August 31, 2005 included Discover’s share ($22 million) of the costs associated with senior management changes (see “Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses increased 3% in the quarter and remained unchanged in the nine month period. Information processing and communications expenses increased 13% and 11% in the quarter and nine month period primarily due to higher data and transaction processing costs. Marketing and business development expenses increased 9% in the quarter and decreased 6% in the nine month period. The increase in the quarter was primarily due to higher marketing costs associated with the launch of the Discover Business Card. The decrease in the nine month period was due to lower marketing and advertising costs. Professional services expenses increased 16% and 13% in the quarter and nine month period primarily due to higher legal fees. Other expenses decreased 21% and 11% in the quarter and nine month period due to a decrease in certain operating expenses, including lower accruals for losses associated with cardmember fraud and legal accruals.

Discover expects its marketing and business development expenses to increase in the fourth quarter of fiscal 2006 as compared with the third quarter due to higher levels of marketing activity, the branding campaign launched at the end of the third quarter of fiscal 2006 and seasonal promotions.

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

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended August 31,
	2006				2005
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$22,424	4.27%	10.45%	5.40%	$19,835	3.01%	10.96%	6.63%
Securitized	26,339	3.64%	14.02%	8.52%	26,934	2.21%	12.83%	8.93%

Managed	$48,763	1.96%	12.38%	7.07%	$46,769	1.28%	12.04%	7.95%

	Nine Months Ended August 31,
	2006				2005
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$21,350	5.49%	10.43%	5.72%	$19,267	3.70%	10.21%	6.09%
Securitized	26,534	4.41%	13.99%	8.82%	28,338	2.51%	12.62%	9.11%

Managed	$47,884	2.45%	12.40%	7.43%	$47,605	1.50%	11.65%	7.90%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	At August 31,
	2006			2005
	Period End Loans	Delinquency Rates		Period End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$22,922	3.17%	1.48%	$20,570	3.62%	1.67%
Securitized	26,663	3.62%	1.68%	26,535	4.13%	1.90%

Managed	$49,585	3.41%	1.59%	$47,105	3.91%	1.80%

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net Principal Charge-offs
Owned	3.57%	4.69%	3.74%	4.64%
Securitized	4.01%	5.43%	4.31%	5.34%
Managed	3.81%	5.12%	4.06%	5.06%

Net Total Charge-offs (inclusive of interest and fees)
Owned	4.91%	6.32%	5.00%	6.35%
Securitized	5.74%	7.51%	6.17%	7.56%
Managed	5.36%	7.01%	5.65%	7.07%

Other Items.

Staff Accounting Bulletin No. 108.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective August 31, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 (included in the nine month period ended August 31, 2006 in the accompanying condensed consolidated financial statements) for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Trust Preferred Securities.    The Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 to reflect a change in its hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The change is being made following a recent clarification by the SEC of its interpretation of SFAS No. 133 related to the accounting for fair value hedges of fixed-rate trust preferred securities.

Since January 2005, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s recent clarification of SFAS No. 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest risk on these trust preferred securities effective August 2006 and adjusted its financial results as if hedge accounting was never applied. Prospectively, the Company will manage the interest rate risk on these securities as part of its overall asset liability management.

Compensation and Benefits.    The Company also has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for two compensation and benefit accruals. Such accruals are related to (i) the overaccrual of certain payroll taxes in certain non-U.S. locations, primarily in the U.K., which arose in fiscal 2000 through fiscal 2006 and (ii) an adjustment to the amortization expense associated with stock-based compensation awards, which arose in fiscal 2003 and fiscal 2004.

Impact of Adjustments.    The impact of each of the items noted above on fiscal 2006 opening Shareholders’ equity and Retained earnings and on Net income for the first and second quarters of fiscal 2006 is presented below (dollars in millions):

	Trust Preferred Securities	Non-U.S Payroll Taxes	Amortization of Stock- based Compensation Awards	Total
Cumulative effect on Shareholders’ equity as of December 1, 2005	$(84)	$38	$12	$(34)
Cumulative effect on Retained earnings as of December 1, 2005	$(84)	$38	$(22)	$(68)
Effect on:
Net income for the three months ended February 28, 2006	$(1)	$14	$—	$13
Net income for the three months ended May 31, 2006	$(116)	$—	$—	$(116)
Net income for the six months ended May 31, 2006	$(117)	$14	$—	$(103)

The aggregate impact of these adjustments is summarized below (dollars in millions, except per share data):

As of and for the Three Months Ended February 28, 2006	Previously Reported	Adjustment	As Adjusted

Other assets	$15,988	$12	$16,000
Other liabilities	$14,984	$(98)	$14,886
Long-term borrowings	$121,395	$131	$121,526
Shareholders’ equity	$30,124	$(21)	$30,103
Principal transactions trading revenue	$3,067	$13	$3,080
Compensation and benefits expense	$4,183	$(22)	$4,161
Interest expense	$9,481	$15	$9,496
Net income	$1,561	$13	$1,574
Diluted EPS	$1.47	$0.01	$1.48
Annualized return on common equity	21.1%	0.2%	21.3%

As of and for the Three Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted

Other assets	$17,651	$12	$17,663
Other liabilities	$18,159	$(162)	$17,997
Long-term borrowings	$127,985	$311	$128,296
Shareholders’ equity	$32,255	$(137)	$32,118
Principal transactions trading revenue	$3,735	$(170)	$3,565
Compensation and benefits expense	$3,723	$—	$3,723
Interest expense	$9,988	$9	$9,997
Net income	$1,957	$(116)	$1,841
Diluted EPS	$1.86	$(0.11)	$1.75
Annualized return on common equity	25.1%	(1.4)%	23.7%

For the Six Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted

Principal transactions trading revenue	$6,802	$(157)	$6,645
Compensation and benefits expense	$7,906	$(22)	$7,884
Interest expense	$19,469	$24	$19,493
Net income	$3,518	$(103)	$3,415
Diluted EPS	$3.33	$(0.10)	$3.23
Annualized return on common equity	23.1%	(0.6)%	22.5%

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

The nine month period of fiscal 2006 reflected a net loss of $25 million on discontinued operations, which included the results of operations of the aircraft leasing business through the date of sale.

Business and Other Acquisitions.

Goldfish.    On February 17, 2006, the Company completed the acquisition of the Goldfish credit card business in the U.K. The Company believes that the acquisition of Goldfish will add economies of scale through better utilization of the existing U.K. infrastructure and strengthen its position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was approximately $1,676 million, which was paid in cash during February 2006. The Company recorded goodwill and other intangible assets of approximately $355 million in connection with the acquisition. The allocation of the acquisition price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process (see Note 16 to the condensed consolidated financial statements).

TransMontaigne Inc.    On September 1, 2006, Morgan Stanley Capital Group Inc. (“MSCG”), a wholly-owned subsidiary of the Company, completed its acquisition of TransMontaigne Inc., a Denver-based company that operates pipelines, terminals and barges, and distributes and markets refined petroleum products. The Company purchased the outstanding common shares of TransMontaigne Inc. for $11.35 per share, or an aggregate cost of approximately $600 million.

Heidmar Group.    On September 1, 2006, MSCG completed its acquisition of the Heidmar Group of companies, including Texas-based Houston Marine Services, Inc. The Heidmar Group provides marine transportation and logistics in both international shipping and U.S. marine logistics services. The acquisition price was approximately $200 million.

Saxon Capital, Inc.    On August 8, 2006, the Company entered into a definitive agreement to acquire Saxon Capital, Inc. (“Saxon”), a servicer and originator of residential mortgages. The Company will purchase the outstanding common shares on Saxon for $14.10 per share, or an aggregate cost of approximately $700 million. The transaction is subject to customary closing conditions and is expected to be completed during the first quarter of fiscal 2007.

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

Nan Tung Bank.    In September 2006, the Company acquired Nan Tung Bank Ltd., Zhuhai, a bank in the People’s Republic of China. The acquisition was approved by the China Banking Regulatory Commission and will enable the Company to strengthen its platform in China by offering a comprehensive set of commercial banking products and services, including deposits and lending, foreign currency exchange and remittances to individuals and corporate clients.

Coleman Litigation.

In the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman Litigation (See Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in Part I, Item 3 of the Form 10-K and “Financial Statements and Supplementary Data—Note 9” in Part II, Item 8 of the Form 10-K.

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

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) segments. The impact of this correction to the nine month period of fiscal 2005 was not material to the pre-tax income of each of the segments or to the Company.

Senior Management Compensation Charges.

Compensation and benefits expense for the third quarter of fiscal 2005 included charges for certain members of senior management related to severance and new hires, which increased non-interest expenses by approximately $178 million. These compensation charges were allocated to the Company’s business segments as follows: Institutional Securities ($109 million), Global Wealth Management Group ($31 million), Asset Management ($16 million) and Discover ($22 million).

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination, which recently began, covers 1999-2005. The Company has reached a tentative agreement and is awaiting review and finalization relative to the IRS examination of years 1994-1998. The Company believes that the settlement of the IRS examination of years 1994-1998 will not have a material adverse effect on the condensed consolidated statement of income of the Company. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the condensed consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s condensed consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

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

Determining the Variability in Variable Interest Entities.    In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), ”Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively on September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting for Uncertainty in Income Taxes.    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company is currently evaluating the potential impact of adopting FIN 48.

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of December 1, 2007. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the Company as of November 30, 2007. The Company is evaluating the potential impact of adopting SFAS No. 158.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2005 included in the Form 10-K), the following involve a higher degree of judgment and complexity.

Financial Instruments Used For Trading and Investment.

Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected in Principal transactions trading and investment revenues in the condensed consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At August 31, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$270,159	$105,367	$203,590	$101,972
Reduced or no price transparency	16,760	595	11,131	76

Total	$286,919	$105,962	$214,721	$102,048

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At August 31, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$9,065	$13,672	$4,491	$8,151
OTC	39,688	33,345	41,403	36,801

Total	$48,753	$47,017	$45,894	$44,952

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Under EITF Issue No. 02-03, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument is not permitted. Such revenue is recognized in income at the earlier of when there is market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Equity and debt investments purchased in connection with private equity and other principal investment activities initially are carried in the condensed consolidated financial statements at their original costs, which approximate fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such investments. Downward adjustments relating to such investments are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

The Company’s total assets increased to $1,028.9 billion at August 31, 2006 from $898.5 billion at November 30, 2005. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities), securities borrowed, securities received as collateral and receivables from customers. The increases were largely the result of an increase in client business opportunities.

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

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of August 31, 2006 and November 30, 2005 and for the average month-end balances during the quarter and nine month period ended August 31, 2006:

	Balance at		Average Month-End Balance
	August 31, 2006	November 30, 2005	For the Quarter Ended August 31, 2006	For the Nine Month Period Ended August 31, 2006(1)
	(dollars in millions, except ratio data)
Total assets	$1,028,872	$898,523	$1,034,965	$995,752
Less: Securities purchased under agreements to resell	(171,547)	(174,330)	(182,957)	(184,300)
Securities borrowed	(283,024)	(244,241)	(278,788)	(266,448)
Add: Financial instruments sold, not yet purchased	152,979	147,000	159,297	153,595
Less: Derivative contracts sold, not yet purchased	(47,017)	(44,952)	(47,442)	(45,934)

Subtotal	680,263	582,000	685,075	652,665
Less: Segregated customer cash and securities balances	(30,917)	(30,540)	(33,828)	(30,585)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(89,649)	(67,091)	(85,502)	(79,656)
Goodwill and net intangible assets	(2,943)	(2,500)	(2,935)	(2,792)

Adjusted assets	$556,754	$481,869	$562,810	$539,632

Common equity	$33,072	$29,182	$32,640	$31,089
Preferred equity	1,100	—	550	220

Shareholders’ equity	34,172	29,182	33,190	31,309
Junior subordinated debt issued to capital trusts	3,784	2,764	3,784	3,695

Subtotal	37,956	31,946	36,974	35,004
Less: Goodwill and net intangible assets	(2,943)	(2,500)	(2,935)	(2,792)

Tangible shareholders’ equity	$35,013	$29,446	$34,039	$32,212

Leverage ratio(2)	29.4x	30.5x	30.4x	30.9x

Adjusted leverage ratio(3)	15.9x	16.4x	16.5x	16.8x

(1)	The results for the Company and for the Institutional Securities segment for the first two quarters of fiscal 2006 have been adjusted (see “Staff Accounting Bulletin No. 108” herein).
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Nine Month Period Ended August 31, 2006.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At August 31, 2006, total capital was $150.0 billion, an increase of $24.0 billion from November 30, 2005.

During the nine month period ended August 31, 2006, the Company issued senior notes aggregating $34.3 billion, including non-U.S. dollar currency notes aggregating $13.2 billion and $889 million of junior subordinated debentures. At August 31, 2006, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s debt indentures) was approximately $150 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately five years at August 31, 2006.

During the nine month period ended August 31, 2006, the Company purchased approximately $2,381 million of its common stock (approximately 39 million shares) through open market purchases at an average cost of $61.76 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). During fiscal 2006, the Company currently anticipates that repurchases of its common stock pursuant to its equity antidilution program will be approximately $3 billion to $3.5 billion, subject to market and certain other conditions.

In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million, representing 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option in whole or in part on or after July 15, 2011 at a redemption price of $25,000 (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation.

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

The following table presents the Company’s allocated average common equity (economic capital) during the quarters and nine month periods ended August 31, 2006 and 2005:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006(1)	2005
Average common equity (dollars in billions):
Institutional Securities	$18.8	$14.6	$17.7	$14.2
Global Wealth Management Group	3.0	3.5	3.3	3.7
Asset Management	2.3	1.7	2.1	1.7
Discover	5.1	4.6	4.9	4.4

Total from operating segments	29.2	24.4	28.0	24.0
Discontinued operations	—	1.3	—	1.4
Unallocated capital	3.4	2.9	3.1	3.1

Consolidated	$32.6	$28.6	$31.1	$28.5

(1)	The results for the Company and for the Institutional Securities segment for the first two quarters of fiscal 2006 have been adjusted (see “Staff Accounting Bulletin No. 108” herein).

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $44 billion for the nine month period ended August 31, 2006, of which approximately $36 billion on average was held at the parent company.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. and non-U.S. components, held in the form of a reverse repurchase agreement at the parent company, consists of U.S. and European government bonds and other high quality collateral and at August 31, 2006 were approximately $28 billion and averaged approximately $24 billion for the nine month period ended August 31, 2006. The parent company cash component of the liquidity reserve at August 31, 2006 was approximately $7 billion and averaged approximately $12 billion for the nine month period ended August 31, 2006. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At August 31, 2006, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $945 million. Of this amount, $427 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of September 30, 2006, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s	A-1	A+

Commitments.

The Company’s commitments associated with outstanding letters of credit, other financial guarantees, investment activities, and corporate lending and financing commitments as of August 31, 2006 are summarized below by period of expiration. Since commitments associated with letters of credit, other financial guarantees and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$8,536	$6	$—	$—	$8,542
Investment activities	670	552	8	295	1,525
Investment grade corporate lending commitments(2)	4,074	4,453	15,228	2,430	26,185
Non-investment grade corporate lending commitments(2)	1,234	4,437	1,947	10,765	18,383
Commitments for secured lending transactions(3)	12,663	3,615	30	110	16,418
Commitments to purchase mortgage loans(4)	8,596	—	—	—	8,596

Total(5)	$35,773	$13,063	$17,213	$13,600	$79,649

(1)	This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with its corporate lending activities. Credit ratings are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 8 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $272 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 4 to the condensed consolidated financial statements). In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At August 31, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $112 billion and $62 billion, respectively.

Principal Investments.

Principal investing activities are capital investments in companies, generally for proprietary purposes, to maximize total returns to the Company. The Company has committed to increasing its principal investing activity. At August 31, 2006 the Company had aggregate principal investments with a carrying value of approximately $1.3 billion, which are included within Other assets on the condensed consolidated statement of financial condition. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion.

Regulatory Requirements.

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of August 31, 2006, the Company was in compliance with the CSE capital requirements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk.

The Company uses Value-at-Risk (“VaR”) as one of a range of risk management tools. VaR values should be interpreted in light of the method’s strengths and limitations. A small proportion of market risk generated by trading positions is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For a further discussion of the Company’s VaR methodology and its limitations, and the Company’s risk management policies and control structure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate Trading and Non-trading VaR incorporates certain non-trading positions that are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. As of August 31, 2006, the aggregate carrying value of such investments was approximately $3.0 billion. Aggregate Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. As of August 31, 2006, the notional amount of funding liabilities related to non-trading assets (office facilities, goodwill, and deferred tax assets) was approximately $6.7 billion, with a duration of approximately 9.5 years.

The Company has changed the confidence level at which VaR is reported for limit and other management purposes from a 99% confidence level to a 95% confidence level. The Company believes that for risk management purposes, the 95% VaR statistic is a more useful estimator of possible trading losses resulting from adverse daily market moves. The Company also believes this change will facilitate comparisons to other companies in the financial services industry. The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at August 31, 2006, May 31, 2006 and November 30, 2005. Going forward, the Company will report VaR at a 95% confidence level, and expects to report certain VaR statistics at a 99% confidence level for comparative purposes.

	Aggregate (Trading and Non-trading)			Trading			Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	August 31, 2006	May 31, 2006	November 30, 2005	August 31, 2006	May 31, 2006	November 30, 2005	August 31, 2006	May 31, 2006	November 30, 2005
	(dollars in millions)
Interest rate and credit spread	$44	$30	$37	$35	$31	$34	$18	$15	$20
Equity price	38	33	29	28	28	26	20	23	7
Foreign exchange rate	10	8	6	10	8	6	—	—	—
Commodity price	32	30	34	32	30	34	—	—	—

Subtotal	124	101	106	105	97	100	38	38	27
Less diversification benefit(1)	49	40	45	44	44	44	10	13	4

Total VaR	$75	$61	$61	$61	$53	$56	$28	$25	$23

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at August 31, 2006 were $75 million and $61 million, respectively, compared with $61 million and $53 million, respectively, at May 31, 2006. The increase in Aggregate VaR and Trading VaR at quarter-end was driven by increased exposure to interest rate and credit sensitive instruments, and increased directional exposure to equity products.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended August 31, 2006, May 31, 2006 and November 30, 2005, represents substantially all of the Company’s trading activities. Certain market risks included in the Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended August 31, 2006 decreased from $63 million to $56 million for the quarter ended August 31, 2006, reflecting decreases in interest rate and credit spread VaR, and equity price VaR. The decrease in interest rate and credit spread VaR was driven primarily by decreased exposure to interest rate sensitive instruments. The decrease in equity price VaR was predominantly driven by decreased directional exposure to equity products.

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended August 31, 2006			Daily 95%/One-Day VaR for the Quarter Ended May 31, 2006			Daily 95%/One-Day VaR for the Quarter Ended November 30, 2005
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$36	$30	$33	$48	$29	$39	$39	$29	$33
Equity price	31	23	26	39	25	29	28	20	23
Foreign exchange rate	10	5	7	13	6	9	11	6	8
Commodity price	43	29	33	36	23	28	35	26	31
Trading VaR	$62	$50	$56	$80	$52	$63	$59	$38	$52

VaR Statistics Under Varying Assumptions.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in each firm’s VaR model, in the statistical assumptions made when simulating changes in market factors, and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking within a firm rather than as a basis for inferring differences in risk taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four years versus one year), for market data upon which it bases its simulations:

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended August 31, 2006		Average 99%/One-Day VaR for the Quarter Ended August 31, 2006
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$33	$26	$56	$40
Equity price	26	27	38	40
Foreign exchange rate	7	7	11	12
Commodity price	33	41	52	66
Trading VaR	$56	$57	$91	$94

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended May 31, 2006 would have been $178 million and $288 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended August 31, 2006.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended August 31, 2006 was $56 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended August 31, 2006.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is thirteen, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended August 31, 2006 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended August 31, 2006 in which the Company incurred daily trading losses in excess of the 95%/one-day Trading VaR for that given day.

As of August 31, 2006, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2005.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At August 31, 2006 and November 30, 2005, the aggregate value of investment grade loans and financial accommodations was $7.4 billion and $5.0 billion, respectively, and the aggregate value of non-investment grade loans and positions was $5.4 billion and $2.3 billion, respectively. At August 31, 2006 and November 30, 2005, the aggregate value of lending commitments outstanding was $44.6 billion and $37.0 billion, respectively. In connection with these business activities (which include corporate loans and lending commitments), the

Company had hedges with a notional amount of $24.3 billion and $17.8 billion at August 31, 2006 and November 30, 2005, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of August 31, 2006:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$276	$115	$323	$—	$714	$—
AA	1,537	1,730	2,367	749	6,383	1,424
A	1,238	2,292	5,328	1,011	9,869	419
BBB	2,650	4,099	9,062	867	16,678	5,616
Non-investment grade	1,931	4,944	2,953	13,919	23,747	5,364

Total	$7,632	$13,180	$20,033	$16,546	$57,391	$12,823

Notional amount of hedges owned					$24,280

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at August 31, 2006. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,475	$1,113	$1,060	$1,874	$(1,762)	$3,760	$3,551
AA	6,616	4,062	6,112	10,878	(15,492)	12,176	11,349
A	3,920	2,344	2,387	6,857	(7,157)	8,351	7,255
BBB	3,272	2,815	3,059	2,574	(3,816)	7,904	5,724
Non-investment grade	2,523	1,892	2,773	2,265	(3,541)	5,912	3,130
Unrated(4)	885	515	175	384	(374)	1,585	211

Total	$18,691	$12,741	$15,566	$24,832	$(32,142)	$39,688	$31,220

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at August 31, 2006, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$3,659	$5,247	$9,793	$22,266	$(23,136)	$17,829	$15,086
Foreign exchange forward contracts and options	5,268	597	124	24	(726)	5,287	4,677
Equity securities contracts (including equity swaps, warrants and options)	3,429	1,704	828	230	(2,195)	3,996	1,855
Commodity forwards, options and swaps	6,335	5,193	4,821	2,312	(6,085)	12,576	9,602

Total	$18,691	$12,741	$15,566	$24,832	$(32,142)	$39,688	$31,220

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$3,843	$5,436	$5,761	$14,655	$(17,340)	$12,355
Foreign exchange forward contracts and options	4,871	493	92	42	(546)	4,952
Equity securities contracts (including equity swaps, warrants and options)	2,549	2,398	1,118	803	(944)	5,924
Commodity forwards, options and swaps	6,946	6,542	2,510	1,893	(7,777)	10,114

Total	$18,209	$14,869	$9,481	$17,393	$(26,607)	$33,345

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at August 31, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At August 31, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$17,933	$12,482	$17,157	$13,212
Foreign exchange forward contracts and options	5,290	4,952	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	12,342	18,641	7,290	11,957
Commodity forwards, options and swaps	13,188	10,942	13,899	12,186

Total	$48,753	$47,017	$45,894	$44,952

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At August 31, 2006, approximately 4% of the Company’s total credit exposure (including corporate loans, lending commitments and derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 0.6% of the Company’s total credit exposure. Country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At August 31, 2006, the Company’s material credit exposure (including corporate loans, lending commitments and derivative contracts) was to entities engaged in the following industries: utilities, consumer-related entities, financial institutions, energy, telecom and sovereign-related entities.

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

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”), the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended February 28, 2006 (the “First Quarter Form 10-Q”) and May 31, 2006 (the “Second Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matters described in Note 8 in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q.

General American Litigation.

On September 11, 2006, the parties in Finke, et al. v. Morgan Stanley & Co. Incorporated, et al. signed a Settlement Agreement which, subject to court approval, would resolve the matter.

IPO Allocation Matters.

On April 28, 2006, in the matters brought by purported assignees of certain issuers, the U.S. District Court for the Southern District of New York (the “SDNY”) denied plaintiff’s motion for reconsideration of the dismissal of its second amended complaint. Plaintiff filed a notice of appeal on May 31, 2006, and filed their brief on September 20, 2006.

IPO Fee Litigation.

On August 1, 2006, the U.S. Court of Appeals for the Second Circuit granted plaintiffs’ petition seeking an interlocutory appeal of the denial of class certification.

Mutual Fund Sales Practices.

In Starr v. Van Kampen Investments Inc., et al., plaintiff has advised the SDNY of his intention to voluntarily dismiss the action with prejudice. Such dismissal is subject to approval by the SDNY and notice to shareholders.

Indonesian Litigation.

On September 13, 2006, in the suit relating to violations of injunctions instituted in April 2004, the Company filed its counter-arguments to the plaintiff’s Memorandum of Appeal that was filed with the Indonesian High Court on April 19, 2006.

Global Wealth Management Group Employment Matters.

On September 12, 2006, in Garett v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., the U.S. District Court for the Southern District of California granted final approval of the parties’ settlement.

Additional complaints raising wage and hour allegations against the Company also have been filed in Texas, Florida and Illinois. On June 23, 2006, a purported class action captioned Kyle R. Armitage v. Morgan Stanley & Co., Inc., was filed in the U.S. District Court for the Eastern District of Texas. On August 29, 2006, the Company filed its motion to dismiss or alternatively, stay or transfer, this matter and on September 15, 2006, the Company filed its answer and affirmative defenses. On June 26, 2006, a purported class action captioned Jennifer Taub v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Southern District of Florida. On August 30, 2006, the Company filed its motion to dismiss, or, alternatively, to stay or transfer this matter. On August 24, 2006, a purported class action captioned Joseph Stowell, Jr., v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Central District of Illinois. On September 8, 2006, plaintiffs in the Armitage and Stowell matters moved before the Judicial Panel on Multi-District Litigation to coordinate the various pending matters in the Northern District of Illinois.

Item 1A.	Risk Factors

For a discussion of risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K. In connection with the Company’s (i) ongoing commodities activities in its Institutional Securities business relating to the production, storage, transportation, marketing and trading of power, natural gas and petroleum and its ownership of wholesale electrical generators and (ii) the September 1, 2006 acquisitions of TransMontaigne Inc. and its affiliates, a group of companies operating in the refined petroleum products marketing and distribution business, and the Heidmar Group of companies that provide marine transportation and logistics in both international shipping and U.S. marine logistics services, certain additional risks and uncertainties should be considered as discussed below.

The profitability of certain of our commodities marketing activities depends on the availability of supplies of petroleum products. A significant decrease in available supplies for any reason could adversely affect the sales and results of operations of certain businesses within our commodities activities.

The success of our marketing and distribution in our commodities business depends on our ability to generate positive margins on sales of refined petroleum products. In addition, our terminal, tug and barge business depends on an active market for refined petroleum products to create demand for terminal services. The availability of supplies of refined petroleum products is essential to our pipeline, transport and terminal operations. A material disruption in the flow of refined petroleum product supplies could adversely affect our revenues from rack spot and contract sales, as well as throughput and storage fees. Among such risks are “force majeure” conditions caused by natural disasters, adverse weather conditions, terrorist attacks and other events beyond our control. These conditions also may adversely affect the pipeline and marine operations as well as the shipping and terminaling operations in our commodities business.

Certain of our commodities activities subject us to laws and regulations relating to the protection of the environment and health and safety that may expose us to significant costs and liabilities.

The risk of substantial environmental costs and liabilities is inherent in pipeline, marine transport and terminal operations. As is the case with respect to our other commodities activities, both U.S. and international environmental laws are or may be applicable, including U.S. and foreign oil spill anti-pollution statutes. Terminal facilities and other assets are also subject to U.S. environmental laws, including the federal Clean Air Act, which imposes obligations related to air emissions, and the federal Water Pollution Control Act, which regulates the discharge of wastewaters. In addition, pipeline, transport and terminal operations are also subject to the federal Comprehensive Environmental Response, Compensation and Liability Act, or the Superfund law, the Resource Conservation and Recovery Act and analogous state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal. Liability may be incurred without regard to fault under federal laws and regulations and analogous state laws for the remediation of contaminated areas.

Prior owners, tenants or users of properties now owned by us or our subsidiaries may have disposed of or released hydrocarbons or solid wastes on or under such assets. Additionally, the acquired pipeline, transport and terminal operations are located near current or former refining and terminal operations. There is a risk that contamination, if ever present, has migrated or could migrate from those properties. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages and other similar developments could result in substantial costs and liabilities.

The workplaces associated with the transport, processing and storage facilities and pipelines we or our subsidiaries own or operate are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, other federal statutes and comparable state statutes that regulate the protection of the health and safety of terminal and marine workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to our employees, state and local government authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances, could result in significant fines or additional compliance costs.

Certain operations in our commodities business are subject to the hazards inherent in the transportation and storage of volatile and sometimes toxic petroleum products, including explosions, the release of toxic substances, fires, and accidents on land and at sea that could result in personal injuries, loss of life and suspension of operations. These operations also are subject to risks associated with natural disasters, adverse weather conditions, terrorist attacks and other events beyond their control. Although we maintain substantial insurance coverage, catastrophic events of this kind could exceed such coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarterly period ended August 31, 2006.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (June 1, 2006 – June 30, 2006) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	450,000 — 268	$ $	60.38 N/A 59.99	450,000 — N/A	$	(A 600 N/A	)
Month #2 (July 1, 2006 – July 31, 2006) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	6,166,994 — 379,631	$ $	62.45 N/A 63.94	6,166,994 — N/A	$	(A 600 N/A	)
Month #3 (August 1, 2006 – August 31, 2006) Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	9,872,219 — 87,394	$ $	66.49 N/A 65.54	9,872,219 — N/A	$	(A 600 N/A	)
Total Equity Anti-dilution Program (A) Capital Management Program (B) Employee Transactions (D)	16,489,213 — 467,293	$ $	64.81 N/A 64.24	16,489,213 — N/A	$	(A 600 N/A	)

(A)	The Company’s board of directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under the Company’s equity-based compensation and benefit plans. The program was publicly announced on January 7, 1999 and has no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	The Company’s board of directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at August 31, 2006 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

Item 6.	Exhibits

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
Paul C. Wirth, Controller and Principal Accounting Officer

Date:    October 6, 2006

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended August 31, 2006

Exhibit No.	Description

10	Directors’ Equity Capital Accumulation Plan, as amended through September 19, 2006.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated October 6, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1