Form 10-K
period 2006-11-30
MORGAN STANLEY
filed 2007-02-13
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

Commission File Number 1-11758

Morgan Stanley

(Exact name of Registrant as specified in its charter)

Delaware	36-3145972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway New York, NY 10036	(212) 761-4000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depository Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
8.03% Capital Units	New York Stock Exchange
7 1/4% Capital Securities of Morgan Stanley Capital Trust II (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange

SPARQSSM due February 20, 2007 (2 issuances); SPARQS due March 20, 2007 (2 issuances); SPARQS due April 20, 2007; SPARQS due May 20, 2007; SPARQS due June 20, 2007; SPARQS due August 20, 2007; SPARQS due September 20, 2007 (2 issuances); SPARQS due October 20, 2007 (2 issuances); SPARQS due November 20, 2007; SPARQS due December 20, 2007 (2 issuances); SPARQS due January 20, 2008 (2 issuances); SPARQS due February 20, 2008

American Stock Exchange
Exchangeable Notes due December 30, 2008 (2 issuances); Exchangeable Notes due December 30, 2010; Exchangeable Notes due April 30, 2011; Exchangeable Notes due June 30, 2011	American Stock Exchange
Callable Index-Linked Notes due December 30, 2008	American Stock Exchange

BRIDGESSM due August 30, 2008; BRIDGES due December 30, 2008 (2 issuances); BRIDGES due February 28, 2009; BRIDGES due March 30, 2009; BRIDGES due June 30, 2009; BRIDGES due July 30, 2009; BRIDGES due August 30, 2009; BRIDGES due October 30, 2009; BRIDGES due December 30, 2009; BRIDGES due June 15, 2010

American Stock Exchange

Capital Protected Notes due June 30, 2008; Capital Protected Notes due July 20, 2008; Capital Protected Notes due September 30, 2008; Capital Protected Notes due December 30, 2008; Capital Protected Notes due December 30, 2009; Capital Protected Notes due April 20, 2010; Capital Protected Notes due July 20, 2010 (2 issuances); Capital Protected Notes due August 30, 2010; Capital Protected Notes due October 30, 2010; Capital Protected Notes due January 30, 2011; Capital Protected Notes due March 30, 2011 (2 issuances); Capital Protected Notes due June 30, 2011; Capital Protected Notes due October 30, 2011; Capital Protected Notes due December 30, 2011; Capital Protected Notes due September 30, 2012

American Stock Exchange
Capital Protected Notes due September 1, 2010	The NASDAQ Stock Market LLC
HITSSM due March 20, 2007; HITS due April 20, 2007; HITS due May 20, 2007; HITS due June 20, 2007; HITS due December 20, 2007; HITS due January 20, 2008; HITS due February 20, 2008	American Stock Exchange
MPSSM due December 30, 2008; MPS due December 30, 2009; MPS due February 1, 2010; MPS due June 15, 2010; MPS due December 30, 2010 (2 issuances); MPS due March 30, 2012	American Stock Exchange
MPS due March 30, 2009	The NASDAQ Stock Market LLC
Stock Participation Notes due September 15, 2010; Stock Participation Notes due December 30, 2010	American Stock Exchange

PLUSSM due February 20, 2007; PLUS due March 20, 2007; PLUS due April 20, 2007; PLUS due April 30, 2007; PLUS due June 20, 2007; PLUS due July 20, 2007; PLUS due September 20, 2007; PLUS due October 20, 2007 (2 issuances); PLUS due November 20, 2007 (2 issuances); PLUS due January 20, 2008; PLUS due February 20, 2008; PLUS due March 20, 2008; PLUS due April 30, 2008; PLUS due June 30, 2009

American Stock Exchange
PLUS due February 20, 2007; PLUS due July 20, 2007; PLUS due August 20, 2007; PLUS due September 30, 2009	The NASDAQ Stock Market LLC
PROPELSSM due December 30, 2011 (3 issuances)	American Stock Exchange

Strategic Total Return Securities due December 17, 2009; Strategic Total Return Securities due March 30, 2010; Strategic Total Return Securities due July 30, 2011(2 issuances); Strategic Total Return Securities due January 15, 2012

American Stock Exchange
Strategic Total Return Securities due October 30, 2011	The NASDAQ Stock Market LLC
BOXESSM due October 30, 2031; BOXES due January 30, 2032	American Stock Exchange Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Exchange Act Rule 12b-2. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of May 31, 2006, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $63,258,828,406.58. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2007, there were 1,066,418,476 shares of Registrant’s common stock, $.01 par value, outstanding.

Documents Incorporated By Reference: Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on April 10, 2007 are incorporated by reference in Part III of this Form 10-K.

Morgan Stanley

Annual Report on Form 10-K

for the fiscal year ended November 30, 2006

Forward-Looking Statements

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only Morgan Stanley’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of Morgan Stanley’s business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	the expected timing and completion of the proposed distribution to Morgan Stanley’s shareholders of all of the outstanding shares of Discover;

•	the credit ratings assigned to Morgan Stanley;

•	the effect of political, economic and market conditions and geopolitical events;

•	the availability and cost of capital;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and regulatory and legal actions in the U.S. and worldwide;

•	our reputation;

•	investor sentiment;

•	the potential effects of technological changes; and

•	other risks and uncertainties detailed under “Risk Factors” in Part I, Item 1A, “Competition” and “Regulation” in Part I, Item 1 and elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Morgan Stanley undertakes no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures Morgan Stanley may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto or in future press releases or other public statements.

Part I

Item 1.    Business.

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. Morgan Stanley conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At November 30, 2006, Morgan Stanley had 55,310 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we” and “our” mean Morgan Stanley and its consolidated subsidiaries.

Financial information concerning Morgan Stanley, our business segments and geographic regions for each of the fiscal years ended November 30, 2006, November 30, 2005 and November 30, 2004 is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

Morgan Stanley’s internet site is www.morganstanley.com. You can access Morgan Stanley’s Investor Relations webpage at www.morganstanley.com/about/ir. Morgan Stanley makes available free of charge, on or through our Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about/company/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Composite Certificate of Incorporation;

•	Bylaws;

•	Charters for our Audit Committee, Compensation, Management Development and Succession Committee and Nominating and Governance Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Contributions;

•	Policy Regarding Shareholder Rights Plan;

•	Code of Ethics and Business Conduct; and

•	Integrity Hotline.

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller and Principal Accounting Officer. Morgan Stanley will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”) on its internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on Morgan Stanley’s internet site is not incorporated by reference into this report.

Business Segments.

Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group, Asset Management and Discover. A summary of the activities of each of the business segments follows.

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

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments and private equity to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and Morgan Stanley’s institutional distribution channel. Asset Management also engages in investment activities.

Discover offers Discover®-branded credit cards and related consumer products and services and operates the Discover Network, a merchant and cash access network for Discover Network-branded cards, and PULSE® EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. Discover also offers consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard® and Visa® networks.

On December 19, 2006, Morgan Stanley announced that its Board of Directors had approved the spin-off of Discover in order to enhance shareholder value (the “Discover Spin-off”). The Discover Spin-off will allow the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Services, Global Wealth Management Group and Asset Management business segments. The Discover Spin-off is subject to regulatory approval and other customary conditions, and is expected to take place in the third quarter of 2007. At the time of the Discover Spin-off, Morgan Stanley shareholders will receive shares in Discover on a tax-free basis.

Institutional Securities.

Morgan Stanley provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly-owned subsidiaries that include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited, Morgan Stanley Japan Securities Co., Ltd. and Morgan Stanley Dean Witter Asia Limited. These and other subsidiaries also conduct sales and trading activities worldwide, as principal and agent, and provide related financing services on behalf of institutional investors.

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

Corporate Lending.    Morgan Stanley provides to selected corporate clients through subsidiaries (including Morgan Stanley Bank) loans or lending commitments, including bridge financing. These loans and commitments have varying terms, may be senior or subordinated and/or secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower and may be syndicated, hedged or traded by Morgan Stanley.* The borrowers may be rated investment grade or non-investment grade (as determined by Morgan Stanley’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies).

Sales, Trading, Financing and Market-Making Activities.**

Morgan Stanley conducts sales, trading, financing and market-making activities on securities and futures exchanges and in over-the-counter (“OTC”) markets around the world. Morgan Stanley’s combined management oversight of the Equity and Fixed Income divisions enhances the delivery of services to clients across asset classes.

Equity Securities and Related Products.

Core.    Morgan Stanley acts as principal (including as a market maker) and agent in executing transactions globally in equity and equity-related products, including common stock, ADRs, global depositary receipts and exchange-traded funds.

Derivatives.    Morgan Stanley’s equity derivatives sales, trading and market-making activities cover equity-related products globally, including equity swaps, options, warrants and futures overlying individual securities, indices and baskets of securities and other equity-related products. Morgan Stanley also issues and makes a principal market in equity-linked products to institutional and individual investors, including principal-protected securities.

Equity Financing Services.    Morgan Stanley provides equity financing services, including prime brokerage, which offers, among other services, consolidated clearance, settlement, custody, financing and portfolio reporting services to clients trading multiple asset classes. Morgan Stanley also engages in principal securities lending with clients, institutional lenders and other broker-dealers.

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

Fixed Income Securities and Related Products.

Credit Products.    Morgan Stanley trades, makes markets and takes proprietary positions in fixed income securities and related products globally, including investment grade corporate debt, non-investment grade instruments, credit derivative products (including credit default swaps), distressed debt, bank loans, convertible bonds, preferred stock and commercial paper, money market and other short-term securities. Morgan Stanley originates, trades, makes markets and takes proprietary positions in, and acts as principal with respect to, mortgage-related and other asset-backed securities and real estate loan products. In December 2006, Morgan Stanley acquired Saxon Capital, Inc., a servicer and originator of subprime residential mortgage loans, and CityMortgage Bank, a leading Moscow based mortgage bank that specializes in originating, servicing and securitizing residential mortgage loans in the Russian Federation. Morgan Stanley also provides financing to customers for commercial and residential real estate loan products and other securitizable asset classes. Morgan Stanley advises on investment and liability strategies and assists corporations in their debt repurchases and tax planning. Morgan Stanley structures debt securities and derivatives with risk/return factors designed to suit client objectives, including using repackaged asset vehicles through which clients can restructure asset portfolios to provide liquidity or reconfigure risk profiles.

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

Commodities.    Morgan Stanley trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including metals (base and precious), crude oil, oil products, natural gas, electric power, emission credits, coal and related products. In October 2006, Morgan Stanley announced its plans to invest approximately $3 billion in carbon/emissions credits, projects and other initiatives related to greenhouse gas emissions reductions over the next five years. Morgan Stanley is a market-maker in exchange-traded options and futures and OTC options and swaps on commodities, and offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations. Morgan Stanley is an electricity power marketer in the U.S. and owns three electric generators in the U.S. and one in the Netherlands from which Morgan Stanley is the exclusive purchaser. On September 1, 2006, Morgan Stanley acquired TransMontaigne Inc. and its affiliates, a group of companies operating in the refined petroleum products marketing and distribution business, and the Heidmar Group of companies, which provide international marine transportation and U.S. marine logistics services.

Other Activities.

Benchmark Indices and Risk Management Analytics.    As of November 30, 2006, Morgan Stanley’s majority-owned subsidiary, Morgan Stanley Capital International Inc. (“MSCI®”), calculates and distributes over 40,000 international and U.S. equity benchmark indices (including the MSCI World and EAFE® Indices) covering over 55 countries, and has a 37-year historical database that includes fundamental and valuation data on thousands of equity securities in developed and emerging market countries. MSCI also calculates and distributes over 7,500 fixed income and over 190 hedge fund indices. MSCI’s subsidiary, Barra, Inc., is a global leader in providing risk analytic tools and services to investors to help them analyze, measure and manage portfolio and firm-wide investment risk.

Research.    Morgan Stanley’s global research department (“Research”) consists of economists, strategists and industry analysts. Research engages in equity and fixed income research activities and produces reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and as of November 30, 2006 approximately 2,250 individual companies, the majority of which are located outside of the U.S. Research provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends. Research provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded. Research reports and data are disseminated to investors through third party distributors, proprietary internet sites such as Client Link and Morgan Stanley’s sales forces.

Investments.    Morgan Stanley from time to time makes investments that represent business facilitation or principal investing activities. Business facilitation investments are strategic investments undertaken by Morgan Stanley to facilitate core business activities. Principal investing activities are capital commitments provided to private companies, funds and other entities generally for proprietary purposes to maximize total returns to Morgan Stanley. Morgan Stanley expects to make additional principal investments over time. These principal investment activities are conducted within the investment banking and sales and trading areas in Institutional Securities.

Morgan Stanley sponsors and manages investment vehicles and separate accounts for clients seeking exposure to private equity, real estate-related and other alternative investments. Morgan Stanley may also invest in and provide capital to such investment vehicles. See also “Asset Management.”

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

Global Wealth Management Group.

Morgan Stanley’s Global Wealth Management Group business provides comprehensive financial services to clients spanning the wealth spectrum through a network of 8,030 global representatives with over 500 locations globally, including over 450 U.S. retail locations at fiscal year end. As of November 30, 2006, Morgan Stanley had $686 billion in client assets. Morgan Stanley will merge its primary broker-dealer for Global Wealth Management Group, Morgan Stanley DW Inc. (“MSDWI”), into MS&Co. Upon completion of the merger, which Morgan Stanley currently anticipates to take place in April 2007, the surviving entity, MS&Co., will be Morgan Stanley’s principal U.S. broker-dealer.

Clients.

Global Wealth Management Group professionals serve individual investors and small-to-medium size businesses and institutions with an emphasis on affluent and high net worth investors. In the U.S., products and services are delivered through several channels. Global Wealth Management Group’s network of global representatives provide solutions designed to accommodate individual investment objectives, risk tolerance and liquidity needs for affluent and high net worth investors, and call centers are available to meet the needs of emerging affluent clients. Specialized Private Wealth Management investment representative teams provide sophisticated investment solutions and services for ultra high net worth individuals, families and foundations.

Outside the U.S., Morgan Stanley offers financial services to clients in Europe, the Middle East, Asia and Latin America. In addition to serving ultra high net worth clients throughout these regions, Morgan Stanley’s international operations also include Morgan Stanley S.V., S.A. (Spain) and Morgan Stanley Gestión SGIIC,

S.A., which provide investment advice and execution and discretionary investment management services, respectively, to individual investors in Spain. In December 2006, Morgan Stanley announced that it had reached an agreement to sell Quilter Holdings Ltd., its stand-alone U.K. mass affluent business.

Products and Services.

Morgan Stanley’s Global Wealth Management Group provides clients with a comprehensive array of financial solutions comprising Morgan Stanley’s products and services, as well as products and services from third party providers, such as insurance companies and mutual fund families. Morgan Stanley offers brokerage and investment advisory services covering various investment alternatives, including equities, options, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Morgan Stanley also offers financial and wealth planning services, including education savings programs, as well as annuity and insurance products, including life, disability and long-term care insurance. Credit and other lending products are also available, including Morgan Stanley Home Loans, which provides residential mortgages and home equity lines of credit originated through Morgan Stanley’s affiliated entities. Morgan Stanley’s BusinesScapeSM program offers cash management and commercial credit solutions to qualified small businesses in the U.S. Morgan Stanley offers banking and cash management services, including cash sweeps into bank deposits and money market funds, check writing, direct deposit, debit cards and business cash management. Morgan Stanley also provides retirement services, including defined contribution plans, 401(k) plans and stock plan administration to businesses of all sizes and trust and fiduciary services to individual and corporate clients. Global Wealth Management Group also provides clients with transactional services in futures, foreign currencies and precious metals.

Morgan Stanley’s Global Wealth Management Group offers its clients a variety of ways to establish a relationship and conduct business to help meet their needs and preferences, including transaction-based pricing and asset-based fee pricing. The Active Assets Account® offers clients brokerage and banking services in one account. For clients who prefer fee-based pricing, Morgan Stanley ChoiceSM charges an asset-based fee in lieu of commissions. Clients can also choose to have a fee-based, separately managed account managed by affiliated or unaffiliated professional asset managers.

Operations and Information Technology.

Morgan Stanley’s Operations and Information Technology departments provide the process and technology platform that supports its Global Wealth Management Group activities from trade capture through clearance, settlement and custody, including asset servicing as well as bank deposit and loan processing through Morgan Stanley’s affiliated banks. These activities are undertaken through Morgan Stanley’s own facilities, through systems at computer centers operated by unaffiliated services providers and through memberships in various clearing corporations.

Asset Management.

Morgan Stanley Investment Management is one of the largest global asset management organizations of any full-service securities firm and offers individual and institutional clients a diverse array of equity, fixed income, alternative investment and private equity strategies. Morgan Stanley had $478 billion of assets under management or supervision as of November 30, 2006. Morgan Stanley’s asset management activities are principally conducted under the Morgan Stanley and Van Kampen brands. Portfolio managers located in the U.S., Europe, Japan, Singapore and India manage investment products ranging from money market funds to equity, taxable and tax-exempt fixed income funds and alternative investment products in developed and emerging markets. Morgan Stanley offers clients various investment styles, such as value, growth, core, fixed income and asset allocation; global investments; active and passive management; and diversified and concentrated portfolios.

Morgan Stanley offers a range of alternative investment products for institutional investors and high net worth individuals, including hedge funds, private equity funds, funds of hedge funds, funds of private equity funds and portable alpha overlays. Morgan Stanley typically acts as general partner of, and investment adviser to, its alternative investment funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority. In 2006, Morgan Stanley completed an important phase in the build-out of its alternatives platform by purchasing FrontPoint Partners LLC, a leading provider of absolute return strategies with over $5.5 billion in assets under management, and acquiring minority stakes in Lansdowne Partners and Avenue Capital Group.

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

Individual Investors.

Morgan Stanley offers open-end funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies and financial planners. Closed-end funds managed by Morgan Stanley or Van Kampen are available to individual investors through affiliated and unaffiliated broker-dealers. A small number of unaffiliated broker-dealers account for a substantial portion of Van Kampen open-end fund sales. Morgan Stanley also sells Van Kampen funds through numerous retirement plan platforms. Internationally, Morgan Stanley distributes investment products to individuals outside the U.S. through non-proprietary distributors.

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

Discover.*

Based on its approximately 45.3 million general purpose credit card accounts at November 30, 2006, Morgan Stanley, through its Discover business, is one of the largest single issuers of general purpose credit cards in the U.S. Morgan Stanley’s Discover business includes Discover Financial Services, which offers Discover-branded credit cards issued by Discover Bank and other consumer products and services; Discover Network, which operates a merchant and cash access network for Discover-branded cards; PULSE, an ATM/debit and electronic funds transfer network; and its Consumer Banking Group International in the U.K.

Credit Cards and Services.

Discover offers several types of general purpose credit and stored value cards that are designed to appeal to different market segments of consumers and businesses and that are accepted by merchants on the Discover Network. These card products include the Discover Platinum Card, the Discover Titanium Card, the Discover Business Card, the Discover Card with Pay-on-Time Bonus, the Miles Card from Discover and Discover pre-paid cards. Discover offers other consumer finance products and services and credit protection products. For example, Discover offers cardmembers certificates of deposit and money market accounts and the ability to transfer balances from other accounts or credit sources. In the U.K., Discover offers the Morgan Stanley Card, Goldfish-branded cards, the i24™ Card, the Leeds Building Society Card, the Black Horse Card and the Morgan Stanley buy and fly! MasterCard on the MasterCard network and sells third party insurance and personal loan products. We are also a member of Visa Europe.

*	See also “Risk Management” in Part II, Item 7A for a description of Morgan Stanley’s interest rate and credit risk management structure, policies and procedures.

Discover offers cardmembers other customer services. Pursuant to the Cashback Bonus® reward program, Discover provides certain cardmembers rewards based upon their level and type of purchases. Cardmembers may register their accounts online at www.discovercard.com, which offers cardmembers services such as timely e-mail reminders that help cardmembers avoid late payments, the capability to redeem Cashback Bonus rewards, make payments and view detailed account information. In addition, Discover offers cardmembers secure online account numbers that allow cardmembers to shop online without having to reveal their actual card number. As of November 30, 2006, Discover had over 16 million Discover cardmembers registered at www.discovercard.com.

Networks.

Established in 1986, Discover Network is the largest proprietary credit card network in the U.S. Participants in the Discover Network accept Discover’s general purpose credit cards and Discover Network cards. GE Money Bank issues two consumer credit cards, the Wal-Mart® Discover® and SAM’S CLUB® Discover® cards, on the Discover Network. Discover also has entered into agreements with several other financial institutions to issue cards on the Discover Network, including HSBC Bank Nevada, N.A. and CompuCredit Corporation. In 2006, Discover signed agreements with several companies, including First Data Corp., Global Payments Inc. and RBS Lynk to act as merchant acquirers for Discover Network and provide processing services for such merchants. Discover and China UnionPay have an agreement that enables China UnionPay cards to be accepted on the PULSE network in the U.S. and Discover Network cards to be accepted at China UnionPay ATMs and merchant locations in China. In fiscal 2006, Discover entered into an agreement with JCB, the largest card issuer in Japan, to facilitate acceptance of JCB cards on the Discover Network in the U.S. and of Discover Network cards on the JCB network in Japan.

Discover Network operates its network and acquiring businesses primarily in the U.S., provides customized programs to certain merchants in such areas as processing, and otherwise tailors program terms to meet merchant needs, either directly or through merchant acquirers. In addition to agreements with merchant acquirers, Discover Network also utilizes its own national sales and support force, independent sales agents and telemarketing force to maintain and increase its base among certain types of merchants.

Discover’s business also includes PULSE, an ATM/debit and electronic funds transfer network. As of November 30, 2006, PULSE links cardholders of more than 4,400 financial institutions with almost 260,000 ATMs, as well as point-of-sale terminals located throughout the U.S. PULSE offers financial institutions a full-service debit platform and a complete product set, including signature debit and credit, PIN debit, gift card, stored value card and ATM services.

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

Competition.

All aspects of Morgan Stanley’s businesses are highly competitive and Morgan Stanley expects them to remain so. Morgan Stanley competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. Morgan Stanley’s competitive position depends on its reputation, the quality of its products, services and advice. Morgan Stanley’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain qualified employees while managing compensation and other costs.

Institutional Securities and Global Wealth Management Group.

Morgan Stanley’s competitive position depends on innovation, execution capability and relative pricing. Morgan Stanley competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers, and with others on a regional or product basis. Morgan Stanley competes with commercial banks, insurance companies, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial services in the U.S., globally and through the internet.

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

Over time, certain sectors of the financial services industry have become more concentrated, as financial institutions involved in a broad range of financial services industries have been acquired by or merged into other firms. This convergence could result in Morgan Stanley’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition may become even more intense as Morgan Stanley continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have greater capital than Morgan Stanley and have the ability to offer a wide range of products that may enhance their competitive position and could result in pricing pressure in our businesses. The complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for Morgan Stanley to remain competitive.

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

Asset Management.

Competition in the asset management industry is affected by several factors, including Morgan Stanley’s reputation, investment objectives, quality of investment professionals, performance of investment products relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels, and the types and quality of products offered. Morgan Stanley’s products compete with the funds and separately managed account products of other asset management firms and other investment alternatives.

Discover.

Credit cards issued by Discover compete directly with other bank-issued credit cards (the vast majority of which bear the MasterCard or Visa servicemark), charge cards, credit cards issued by travel, entertainment and financial advisory companies and debit cards. Credit cards issued on the Discover Network by third parties may also compete with credit cards offered by Discover. Competition centers on merchant acceptance of credit and debit cards (either directly or through merchant acquirers), account acquisition and customer utilization of credit and debit cards. Merchant acceptance is based on, among other factors, competitive transaction pricing and the volume and usage of cards in circulation. Credit card account acquisition and customer utilization are driven by competitive and appealing credit card features, such as fee levels, interest rates and other customized features targeting specific consumer groups. Credit card industry participants have increasingly used advertising, targeted marketing, account acquisitions and pricing competition in interest rates, annual fees, reward programs and low-priced balance transfer programs to compete and grow.

The Discover Network competes with other card networks, including among others, MasterCard, Visa and American Express. The principal competitive factors that affect the network business include the number of merchants that accept cards, the number of cards in force and the amount of spending on these cards, the quantity and quality of places where cards can be used, the economic attractiveness to card issuers and merchants participating in the network, reputation and brand recognition, innovation in systems, technology and product offerings, and quality of customer service.

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

New laws or regulations or changes to existing laws and regulations (including changes in the interpretation or enforcement thereof) either in the U.S. or elsewhere could materially adversely affect Morgan Stanley’s financial condition or results of operations. As a global financial institution, to the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of its business, Morgan Stanley faces complexity and additional costs in its compliance efforts.

Consolidated Supervision and Revised Capital Standards.

Effective December 1, 2005, Morgan Stanley became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, Morgan Stanley is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. Morgan Stanley continues to work with its regulators on the implementation of the CSE rules and Basel II capital standards. As rules related to Basel II are released, Morgan Stanley will consult with regulators on the new requirements. Compliance with EU requirements (capital, oversight and reporting) will be a focus item through 2008.

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

Institutional Securities and Global Wealth Management Group.

Broker-Dealer Regulation.    MS&Co. and MSDWI are registered as broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are members of self-regulatory organizations, including the National Association of Securities Dealers, Inc. (the “NASD”) and securities exchanges, including the NYSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, record-keeping and retention and the conduct of their directors, officers, employees and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

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

Regulation of Certain Commodities Activities.    In connection with the commodities activities in the Institutional Securities business, Morgan Stanley engages in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), crude oil, oil products, natural gas, electric power, emission credits, coal and related products. Morgan Stanley also conducts certain power generation and energy trading activities through Morgan Stanley Capital Group Inc. and/or entities in which Morgan Stanley is the sole or majority shareholder. These activities are subject to extensive and evolving energy, environmental and other governmental laws and regulations in the U.S. and abroad. In the past several years, intensified scrutiny of the energy markets by U.S. federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. The EU has increased its focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading.

Terminal facilities and other assets relating to Morgan Stanley’s commodities activities are also subject to environmental laws both in the U.S. and abroad, including the U.S. Clean Air Act, which imposes obligations related to air emissions, and the U.S. Water Pollution Control Act, which regulates the discharge of wastewaters. In addition, pipeline, transport and terminal operations are also subject to the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or the Superfund law, the Resource Conservation and Recovery Act and analogous state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal.

The workplaces associated with the transport, processing and storage facilities and pipelines Morgan Stanley or its subsidiaries own or operate are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, other federal statutes and comparable state statutes that regulate the protection of the health and safety of terminal and marine workers. In addition, the OSHA hazard communication standard requires the maintenance of information about hazardous materials used or produced in operations and that this information is provided to Morgan Stanley’s employees, state and local government authorities and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances, could result in significant fines or additional compliance costs.

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

Non-U.S. Regulation.    Morgan Stanley’s businesses are also regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which Morgan Stanley maintains an office. As Morgan Stanley continues to expand its business internationally, including in such countries as China, Dubai, Italy, Korea, Russia, Turkey and Qatar, it will become subject to regulation in the jurisdictions in which it conducts business. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Financial Services Authority, the London Stock Exchange and Euronext.liffe regulate the Company’s activities in the U.K.; the Deutsche Borse AG and the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) regulate its activities in the Federal Republic of Germany; the Swiss Federal Banking Commission regulates its activities in Switzerland; the Comisión Nacional del Mercado del Valores (C.N.M.V.) regulates its activities in Spain; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Stock Exchange of Hong Kong Limited and the Hong Kong Futures Exchange Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Securities Trading Limited regulate its business in Singapore.

The EU’s European Markets in Financial Instruments Directive (Directive 2004/39/EC, the “Directive”) will affect several of Morgan Stanley’s European subsidiaries by imposing detailed pan-European requirements in areas such as internal organization (including conflict management), best execution, real-time disclosure of completed transactions in shares, quoting obligations for internalized client orders in shares, transaction reporting to regulators, client documentation and regulation of investment services related to commodity derivatives. The practical consequences of some of these changes on the European markets are becoming clearer as the Directive is implemented into the national legislation.

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

Discover.

Morgan Stanley conducts substantial portions of its Discover business in the U.S. through its wholly-owned indirect subsidiary, Discover Bank, a Delaware chartered state bank. Discover Bank’s deposits are eligible for insurance by the FDIC in accordance with FDIC rules and Discover Bank is subject to comprehensive regulation and periodic examination by the Office of the Delaware Bank Commissioner and by the FDIC.

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

Discover conducts its U.K. credit card business through Morgan Stanley Bank International Limited, Morgan Stanley’s chartered bank in the U.K., which is subject to regulation related to capital adequacy, consumer protection and deposit protection. The bank is governed primarily by the U.K.’s Financial Services and Markets Act 2000 and its activities are supervised by the Financial Services Authority and by the Office of Fair Trading in relation to its consumer credit activities.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of February 12, 2007 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

John J. Mack (62).    Chairman of the Board of Directors and Chief Executive Officer (since June 2005). Chairman of Pequot Capital Management (June 2005). Co-Chief Executive Officer of Credit Suisse Group (January 2003 to June 2004). President, Chief Executive Officer and Director of Credit Suisse First Boston (July 2001 to June 2004). President and Chief Operating Officer of Morgan Stanley (May 1997 to March 2001).

Zoe Cruz (52).    Co-President (since February 2006 and March 2005 to July 2005). Acting President (July 2005 to February 2006). Director (March 2005 to June 2005). Head of Fixed Income Division (September 2000 to March 2005).

Robert W. Scully (57).    Co-President (since February 2006). Chairman of Global Capital Markets (December 2004 to February 2006) and Vice Chairman of Investment Banking (September 1999 to February 2006). Director of GMAC LLC (since November 2006).

Gary G. Lynch (56).    Chief Legal Officer (since October 2005). Global General Counsel (October 2001 to October 2005) of Credit Suisse First Boston. Vice Chairman (December 2002 to July 2004) and Executive Vice Chairman (July 2004 to October 2005) of Credit Suisse First Boston. Partner at the law firm of Davis Polk & Wardwell (September 1989 to October 2001).

Eileen K. Murray (48).    Head of Global Operations and Technology (since October 2005). Head of Global Technology and Operations of Credit Suisse First Boston (February 2002 to July 2005). Chief Administrative Officer of Institutional Securities of Morgan Stanley (March 1999 to January 2002).

Thomas R. Nides (45).    Executive Vice President, Chief Administrative Officer and Secretary (since September 2005). Worldwide President and CEO of Burson-Marsteller (November 2004 to August 2005). Chief Administrative Officer of Credit Suisse First Boston (June 2001 to June 2004).

David H. Sidwell (53).    Executive Vice President and Chief Financial Officer (since March 2004). Chief Financial Officer of the investment bank of J.P. Morgan Chase & Co. (December 2000 to March 2004).

Item 1A.    Risk Factors.

Liquidity Risk.

Liquidity and funding risk refers to the risk that Morgan Stanley will be unable to finance its operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses the ability of Morgan Stanley to meet its financial obligations without experiencing significant business disruption or reputational damage that may threaten its viability as a going concern. For more information on how we monitor and manage liquidity and funding risk, see “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 below.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially negatively affected by an inability to raise funding in the long-term or short-term debt capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover serious employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Factors that are significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include the level and volatility of our earnings; our relative competitive position in the markets in which we operate; our geographic and product diversification; our ability to retain key personnel; our risk profile; our risk management policies; our cash liquidity; our capital adequacy; our corporate lending credit risk; and legal and regulatory developments. A deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade our credit ratings, thereby increasing our cost of obtaining unsecured funding.

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

We are a holding company and depend on payments from our subsidiaries.

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

If our liquidity and funding policies are not adequate, we may be unable to access sufficient financing.

Our liquidity and funding policies have been designed to ensure that we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. If our liquidity and funding policies are not adequate or we do not adhere to the policies, we may be unable to access sufficient financing to service our financial obligations when they come due, which could have a material adverse franchise or business impact.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices of commodities or securities, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. For more information on how we monitor and manage market risk, see “Market Risk” in Part II, Item 7A below.

Our results of operations may be materially affected by market fluctuations and by economic and other factors.

The amount, duration and range of our market risk exposures have been increasing over the past several years, and may continue to do so. Our results of operations may be materially affected by market fluctuations due to economic factors. Results of operations in the past have been, and in the future may continue to be, materially affected by many factors of a global nature, including political, economic and market conditions; the availability and cost of capital; the liquidity of global markets; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; and investor sentiment and confidence in the financial markets. In addition, there have been legislative, legal and regulatory developments related to our businesses that potentially could increase costs, thereby affecting future results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

The results of our Institutional Securities business, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial fluctuations due to a variety of factors, such as those enumerated above that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in new business flows and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments.

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our Global Wealth Management Group business. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management business. Furthermore, changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our Discover business.

Holding large and concentrated positions may expose us to losses.

Concentration of risk may reduce revenues or result in losses in our market-making, proprietary trading, investing, block trading, underwriting and lending businesses in the event of unfavorable market movements. We have committed substantial amounts of capital to these businesses, which often require us to take large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region. Moreover, the trend in all major capital markets is towards larger and more frequent commitments of capital in many of these activities, and we expect this trend to continue.

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

We may incur significant losses in the real estate sector.

We finance and acquire principal positions in a number of real estate and real estate-related products for our own account, for investment vehicles managed by affiliates in which we also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets, and originate loans secured by commercial and residential properties. We also securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses could be adversely affected by a downturn in the real estate sector.

Credit Risk.

Credit risk refers to the risk of loss arising from the default by a borrower, counterparty or other obligor when it is unable or unwilling to meet its obligations to us. We are exposed to three distinct types of credit risk in our businesses. For more information on how we monitor and manage credit risk, see “Credit Risk” in Part II, Item 7A below.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant, “single-name” credit risk exposure through the Institutional Securities business. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to us and by extending credit to our clients through various credit arrangements. We incur “individual consumer” credit risk in the Global Wealth Management Group business through margin loans to individual investors and loans to small businesses, both of which are generally collateralized. We incur “consumer portfolio” credit risk in the Discover business primarily through cardholder receivables. Credit risk in a pool of cardholder receivables is generally highly diversified, without significant individual exposures, and, accordingly, is managed on a portfolio and not a single-name basis.

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

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect Morgan Stanley.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, arising from inadequate or failed internal processes, people, resources and systems or from external events (e.g. external or internal fraud, legal and compliance risks, damage to physical assets, etc.). Morgan Stanley may incur operational risk across its full scope of business activities, including revenue generating activities (e.g. sales and trading) and support functions (e.g. information technology and facilities management). As such, Morgan Stanley may incur operational risk in each of its businesses, as well as within the control groups. For more information on how we monitor and manage operational risk, see “Operational Risk” in Part II, Item 7A below.

We are subject to operational risk and an operational event could adversely affect our businesses.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In general, the transactions we process are increasingly complex. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by third parties to process a high volume of transactions. We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In the event of a breakdown or improper operation of our or third party’s systems or improper action by third parties or employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions or damage to our reputation.

Despite the business contingency plans we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption involving physical site access, terrorist activities, disease pandemics, electrical, communications or other services used by Morgan Stanley, its employees or third parties with whom we conduct business.

Legal Risk.

Legal risk refers to the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. For more information on how we monitor and manage legal risk, see “Legal Risk” in Part II, Item 7A below.

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

We are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these investigations and proceedings has increased in recent years with regard to many firms in the financial services industry, including us. Like any large corporation, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For more information regarding legal proceedings in which we are involved and in particular, the Coleman Litigation, see “Legal Proceedings” in Part I, Item 3 below.

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

Our commodities activities subject us to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose us to significant costs and liabilities.

In connection with the commodities activities in our Institutional Securities business, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), crude oil, oil products, natural gas, electric power, emission credits, coal and related products. In addition, we own three exempt wholesale generators in the U.S. and one electric generation facility in the Netherlands. As a result of these activities, we are subject to extensive and evolving energy, environmental, safety and other governmental laws and regulations. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including leaks, spills and terrorist attacks.

Although we have attempted to mitigate our pollution and other environmental risks, including those discussed below, by, among other measures, adopting appropriate policies and procedures for power plant operations, monitoring the quality of petroleum storage facilities and transport vessels and implementing emergency response programs, these actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by these events.

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

Pipeline, Marine Transport and Terminal Operations.    The risk of substantial environmental costs and liabilities is inherent in pipeline, marine transport and terminal operations. As is the case with respect to our other commodities activities, both U.S. and international environmental laws are or may be applicable, including U.S. and foreign oil spill anti-pollution statutes. Liability may be incurred without regard to fault under federal laws and regulations and analogous state laws for the remediation of contaminated areas.

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

Certain operations in our commodities business are subject to the hazards inherent in the transportation and storage of volatile and sometimes toxic petroleum products, including explosions, the release of toxic substances, fires and accidents on land and at sea that could result in personal injuries, loss of life and suspension of operations. These operations also are subject to risks associated with natural disasters, adverse weather conditions, terrorist attacks and other events beyond our control. Although we maintain substantial insurance coverage, catastrophic events of this kind could exceed such coverage.

Power Generation Facilities.    The power generation facilities we own are subject to wide-ranging U.S. federal, state and local environmental laws and regulations in the U.S. and abroad relating to air quality, water quality and hazardous and solid waste management. They also are regulated under U.S. health and safety regulations. These laws may require capital expenditures as well as remediation where the facility has failed to comply with environmental, health or safety rules or has released pollutants into the environment. Additionally, the owners of such facilities may be subject to fines or penalties for failure to comply with environmental, health or safety rules.

Oil Trading Activities.    The U.S. and foreign water pollution laws and numerous specific oil spill anti-pollution statutes apply to our oil trading activities to the extent we own petroleum in storage or during waterborne or overland transit or we arrange for transportation or storage. In the event of an oil spill, one or more entities we own could be held responsible for remediation as well as property and natural resource damages. Other U.S. federal and state laws apply to the specifications of the gasoline and diesel fuel that we blend and import and provide for substantial penalties in the event of non-compliance. Oil pollution laws in non-U.S. jurisdictions also apply to us in certain instances when we trade petroleum internationally and/or charter vessels. Like the U.S. statutes, these laws often provide for penalties and damage assessments should a spill event occur.

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

We are subject to tax contingencies that could adversely affect results.

We are subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

Competitive Environment.

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

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and moves with performance. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected.

International Risk.

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

We have expanded, and continue to look at opportunities to expand, in the emerging markets. In the last several years, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls and low or negative growth rates in their economies. These conditions could adversely impact our businesses and increase volatility in financial markets generally.

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world.

Acquisition Risk.

We may be unable to fully capture the expected value from future acquisitions, joint ventures and minority stakes.

We expect to grow in part through acquisitions, joint ventures and minority stakes. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture. There is no assurance that our recent acquisitions or any business we acquire in the future will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully our past and future acquisitions, there is a risk that our results of operations may be materially and adversely affected.

Credit Card Risk.

Our Discover business subjects us to risks that impact the credit card industry.

The performance of our Discover business is subject to numerous risks that impact the credit card industry, including rising cost of funds pressuring spreads; slow industry growth with rising payment rates; future loan loss rate uncertainty, especially given bankruptcy reform and changing minimum payment requirements; and a consolidating industry with competitive pressures and increasing marketing constraints. Changes in economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment and the level of consumer confidence, consumer spending and consumer debt may substantially affect consumer loan levels and credit quality. Our financial condition and results of operations may be adversely affected by these factors.

Risk Management.

Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. For more information on how we monitor and manage market risk, see “Market Risk” in Part II, Item 7A below.

Item 1B.    Unresolved Staff Comments.

Morgan Stanley, like other well-known seasoned issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that Morgan Stanley received not less than 180 days before the end of its fiscal year to which this report relates that Morgan Stanley believes are material.

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

Location	Owned/ Leased	Lease Expiration	Approximate Square Footage as of November 30, 2006*

U.S. Locations

1585 Broadway New York, New York (Executive Office)	Owned	N/A	894,000 square feet

522 Fifth Avenue New York, New York (Asset Management Headquarters)	Leased	2021	580,000 square feet**

2000 Westchester Avenue Purchase, New York (Global Wealth Management Group Headquarters)	Owned	N/A	570,000 square feet

2500 Lake Cook Road Riverwoods, Illinois (Discover Executive Office)	Owned	N/A	1,200,000 square feet

New York, New York	Leased	2007 – 2018	2,605,000 square feet

Brooklyn, New York	Leased	2013	457,000 square feet

Jersey City, New Jersey	Leased	2008 – 2013	499,000 square feet

International Locations

25 Cabot Square, Canary Wharf (London Headquarters)	Owned***	N/A	455,000 square feet

Canary Wharf	Leased	2007 – 2038	970,000 square feet

Sapporo’s Yebisu Garden Place, Ebisu, Shibuya-ku (Tokyo Headquarters)	Leased	Option to cancel in 2007, or at any time thereafter	307,000 square feet

*	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley securities branch offices.
**	The landlord of this location is a joint venture in which Morgan Stanley has a majority interest. Morgan Stanley has the right to purchase the remainder of the interest in the joint venture in fiscal 2007.
***	Morgan Stanley holds the freehold interest in the land and building.

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

Morgan Stanley contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Morgan Stanley cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the Coleman Litigation (see also Note 9 in “Notes to Consolidated Financial Statements” in Part II, Item 8), Morgan Stanley believes, based on current knowledge and after consultation with counsel, that the outcome of all other pending matters will not have a material adverse effect on the consolidated financial condition of Morgan Stanley, although the outcome of such matters could be material to Morgan Stanley’s operating results for a particular future period, depending on, among other things, the level of Morgan Stanley’s revenues or income for such period.

Coleman Litigation.

On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against Morgan Stanley in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. The complaint relates to the 1998 merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”). The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against Morgan Stanley for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against Morgan Stanley and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against Morgan Stanley, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others.

On June 27, 2005, Morgan Stanley filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Morgan Stanley filed its initial brief in support of its appeal on December 7, 2005 and, on June 28, 2006, the Court of Appeal heard oral argument. Morgan Stanley’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of Morgan Stanley or, in the alternative, for a new trial.

IPO Fee Litigation.

Starting in late 1998, purported class actions, later captioned In re Public Offering Fee Antitrust Litigation (the “purchaser actions”) and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation (the “issuer actions”), were initiated in the U.S. District Court for the Southern District of New York (the “SDNY”) against Morgan Stanley and numerous other underwriters. The consolidated proceedings, one on behalf of purchasers and the other on behalf of issuers of certain shares in initial public offerings (“IPOs”), allege that defendants conspired to fix the underwriters’ spread at 7% in IPOs of U.S. companies in the $20 million to $80 million range in violation of Section 1 of the Sherman Act. The complaints seek treble damages and injunctive relief. Plaintiffs’ claims for damages in the purchaser actions have been dismissed, but the claims for injunctive relief remain. Plaintiffs’ claims for damages and injunctive relief remain in the issuer actions. Plaintiffs moved for class certification in both actions, and defendants opposed that motion on May 25, 2005. On October 25, 2005, plaintiffs moved for summary judgment, which defendants opposed. On April 18, 2006, the court denied plaintiffs’ motion for class certification in the issuer actions. On May 1, 2006, plaintiffs filed a petition pursuant to Federal Rule of Civil Procedure 23(f) for leave to appeal the denial of class certification, and on August 1, 2006, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) granted plaintiffs’ petition. The case is otherwise stayed pending the appeal on class certification.

IPO Allocation Matters.

In March 2001, a purported class action, now captioned In re Initial Public Offering Antitrust Litigation, was initiated in the SDNY against Morgan Stanley and numerous other underwriters of various IPOs. The consolidated amended complaint alleges that defendants required customers who wanted allocations of “hot” IPO securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and to buy shares of securities offered in the IPOs after the IPOs were completed (“tie-in purchases”) at escalating price levels higher than the IPO price (a practice plaintiffs refer to as “laddering”). The complaint alleges violations of federal and/or state antitrust laws, including Section 1 of the Sherman Act. On September 28, 2005, the Second Circuit reversed the district court’s dismissal of this matter. On January 12, 2006, the Second Circuit denied defendants’ petition for rehearing en banc. On March 8, 2006, defendants filed a petition to the U.S. Supreme Court for writ of certiorari, which was granted on December 7, 2006.

Also beginning in March 2001, numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, were filed in the SDNY against certain issuers of IPO securities, certain individual officers of those issuers, Morgan Stanley and other underwriters of those IPOs, purportedly on behalf of purchasers of stock in the IPOs or the aftermarket. These complaints make factual allegations similar to the complaint in the antitrust action described above, but claim violations of the federal securities laws, including Sections 11 and 12(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Section 10(b) of the Exchange Act. Some of the complaints also allege that continuous “buy” recommendations by the defendants’ research analysts improperly increased or sustained the prices at which the securities traded after the IPOs. On February 19, 2003, the underwriter defendants’ joint motion to dismiss was denied, except as to certain specified offerings. On December 5, 2006, the Second Circuit reversed the SDNY’s grant of class certification, and ruled that these cases could not be certified for class treatment. On January 5, 2007, plaintiffs filed a petition for rehearing and rehearing en banc.

On June 10, 2004, plaintiffs and issuer defendants entered into a definitive settlement agreement under which insurers of the issuers would guarantee recovery of at least $1 billion by class members. As part of the settlement, the settling issuer defendants agreed to assign to class members certain claims they had against the underwriters. Starting in late 2004, purported assignees of certain issuers filed suits in the SDNY against several underwriter defendants, including Morgan Stanley, on the ground that underwriters breached the underwriting agreement and related duties by allocating shares in each company’s IPO to customers who allegedly paid the underwriters “excess compensation.” On October 11, 2005, the SDNY dismissed the complaint with leave to replead. Plaintiffs filed a second amended complaint, which was dismissed with prejudice on February 24, 2006. Plaintiff filed a notice of appeal on May 31, 2006.

On April 2, 2002, a purported class action complaint, captioned Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Delaware Court of Chancery against Morgan Stanley and two other underwriters. The complaint was brought on behalf of a class of issuers that issued IPO securities from January 1, 1998 to October 31, 2000 pursuant to underwriting agreements with defendants and whose securities increased in value by 15 percent or more within 30 days following the IPO. The complaint alleges that defendants allocated underpriced stock to certain of defendants’ favored clients and, directly or indirectly, shared in portions of the profits of such favored clients pursuant to side agreements or understandings, with the alleged effect of depriving issuers of millions of dollars in IPO proceeds. The complaint alleges breach of contract, breach of covenant of good faith, breach of fiduciary duty, indemnification or contribution and unjust enrichment and restitution. The court dismissed plaintiffs’ claims except for its breach of fiduciary duty claim.

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

Global Wealth Management Group Employment Matters.

Wage and Hour Matters.    Complaints raising allegations of unpaid overtime and unlawful wage deductions against Morgan Stanley have been filed in New Jersey, New York, Connecticut, Texas, Florida, Illinois and California seeking damages on behalf of certain current and former employees. In New Jersey, a purported class action, captioned Steinberg v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in the Superior Court of New Jersey, Law Division, Bergen County (“New Jersey Superior Court”) on September 1, 2005 and was removed to the U.S. District Court for the District of New Jersey (the “New Jersey District Court”) on October 7, 2005. A second purported class action, captioned Robert Adler et al. v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in New Jersey Superior Court on May 22, 2006. On September 25, 2006, a third purported New Jersey class action, captioned Jeff Quinn and John Volpe v. Morgan Stanley, was filed in the New Jersey District Court.

On September 9, 2005, a purported class action, captioned Gasman v. Morgan Stanley, was filed in the SDNY. On September 23, 2005, another purported class action, captioned Roles v. Morgan Stanley et al., was filed in the U.S. District Court for the Eastern District of New York.

On May 22, 2006, a purported class action, captioned Janemarie Lenihan v. Morgan Stanley & Co., Inc. and Morgan Stanley DW Inc., was filed in the U.S. District Court for the District of Connecticut. On June 23, 2006, a purported class action, captioned Kyle R. Armitage v. Morgan Stanley & Co., Inc., was filed in the U.S. District Court for the Eastern District of Texas. On September 15, 2006, Morgan Stanley filed its answer and affirmative defenses to the Armitage complaint. On June 26, 2006, a purported class action, captioned Jennifer Taub v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Southern District of Florida. On August 24, 2006, a purported class action, captioned Joseph Stowell, Jr., v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Central District of Illinois. On September 8, 2006, plaintiffs in the Armitage and Stowell matters moved before the Judicial Panel on Multi-District Litigation (the “Judicial Panel”) to coordinate the various pending matters in the U.S. District Court for the Northern District of Illinois (the “Northern District of Illinois”).

On October 18, 2006, a purported class action, captioned Vernon Brown v. Morgan Stanley was filed in the U.S. District Court for the Southern District of California (the “Southern District of California”).

On October 9, 2006, Morgan Stanley reached an agreement to resolve the wage and hour claims filed by the Steinberg, Adler, Gasman, Roles, Lenihan and Brown plaintiffs. The agreement, which is subject to, among other things, court approval, will resolve all claims brought by plaintiffs in New Jersey, New York, Connecticut and

California as well as those of all other potential class members nationwide. On November 29, 2006, for purposes of executing the settlement, a consolidated amended complaint, captioned Steinberg, et al. v. Morgan Stanley (“Steinberg II”), was filed in the Southern District of California.

On November 21, 2006, the Taub matter was dismissed with prejudice.

On November 30, 2006, a hearing was held in St. Louis, Missouri before the Judicial Panel on the Armitage and Stowell plaintiffs’ motion for consolidation in the Northern District of Illinois. On December 27, 2006, the Panel issued an order centralizing the Gasman, Roles, Steinberg, Lenihan, Armitage and Stowell matters in the Southern District of California. The Judicial Panel also treated the Quinn, Brown and Steinberg II matters as potential “tag along” cases and issued a conditional transfer order transferring those cases to the Southern District of California as well.

Gender Matters.    Morgan Stanley has also been named in two purported class actions alleging gender discrimination under state and federal law. On June 22, 2006, a purported class action, captioned Joanne Augst-Johnson et al. v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the District of Columbia. On June 22, 2006, a second purported class action, captioned Daisy Jaffe v. Morgan Stanley DW Inc., was filed in the U.S. District Court for the Northern District of California. Plaintiffs seek damages in law and in equity.

On October 12, 2006, a first amended complaint adding an additional named plaintiff, Denise Williams, was filed in the Jaffe matter. On October 30, 2006, Morgan Stanley filed a motion to stay the class claims and a motion to dismiss certain of plaintiff Williams’ claims. On November 13, 2006, plaintiffs agreed to voluntarily dismiss without prejudice the claims which were the subject of Morgan Stanley’s motion to dismiss. On January 19, 2007, the court granted Morgan Stanley’s motion to stay the class-wide allegations until March 15, 2007.

Late Trading and Market Timing.

Starting in July 2003, Morgan Stanley received subpoenas and requests for information from various regulatory and governmental agencies, including the SEC, the NYSE and various states, in connection with industry-wide investigations of broker-dealers and mutual fund complexes relating to possible late trading and market timing of mutual funds. Morgan Stanley continues to cooperate with and provide information to regulators in connection with their inquiries.

AOL Time Warner Litigation.

Since 2003, Morgan Stanley has been named as a defendant in a number of state court actions involving AOL Time Warner, including cases in California, Ohio and West Virginia. All of these cases also name as defendants AOL Time Warner, numerous individual defendants, AOL Time Warner’s auditors and other investment banking defendants. The complaints allege that AOL Time Warner issued false and misleading financial statements by, among other things, inflating advertising revenues. These complaints name Morgan Stanley in its capacity as financial advisor to Time Warner in the merger of America Online and Time Warner and/or as underwriter of bond offerings completed in 2001 and 2002. The complaints allege violations of Section 11 of the Securities Act and Section 14(a) of the Exchange Act (and Rule 14a-9 thereunder) in connection with the merger registration statement, as well as various state and common laws and violations of Section 11 and 12(a)(2) of the Securities Act in connection with the bond registration statements.

In the coordinated California proceedings, claims based on California common law fraud and Sections 25400 and 25500 of the California Corporations Code remain against Morgan Stanley. In the Ohio action, state securities law claims remain against Morgan Stanley. Motions to dismiss are pending in the West Virginia action.

On January 30, 2006, numerous new individual actions were filed against Morgan Stanley and other defendants by plaintiffs opting out of the class settlement of a previously filed federal class action. The claims against

Morgan Stanley in that class action had been dismissed by the SDNY. The new complaints contain similar factual allegations against Morgan Stanley and assert similar claims, but also include a claim for violation of Section 10(b) of the Exchange Act. These actions were transferred to the SDNY and consolidated. Plaintiffs have filed amended complaints in these actions. On June 30, 2006, defendants filed motions to dismiss the claims common to all complaints.

Global Wealth Management Group NASD Email Matter.

On December 19, 2006, the NASD commenced a disciplinary proceeding against MSDWI, alleging that it provided false information regarding the existence of emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed to preserve books and records and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests for email, in violation of section 17(a) of the Exchange Act, Rule 17a-4 thereunder, NASD Conduct Rules 2110, 3010 (a) and (b) and 3110, NASD Procedural Rule 8210 and Interpretative Material 10100 under NASD Code of Arbitration Procedure.

Shareholder Derivative Matters.

Beginning on July 19, 2005, shareholder plaintiffs filed purported derivative actions on behalf of Morgan Stanley against certain present and former directors and its former chief legal officer based on, among other things, agreements to pay the former CEO and co-President of Morgan Stanley and the handling of a lawsuit resulting in an adverse judgment against Morgan Stanley. Four lawsuits filed in the SDNY have been consolidated, under the heading In re Morgan Stanley Derivative Litigation, and on January 23, 2006, plaintiffs filed a second amended consolidated complaint that includes claims for, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act and breach of fiduciary duties and seeks, among other things, rescission of the severance and compensation agreements and damages. On March 9, 2006, defendants moved to dismiss.

On July 19, 2005, a derivative lawsuit was filed in a New York state court challenging the agreement to pay the former co-President of Morgan Stanley and seeking an accounting for losses as a result thereof. This matter has been stayed by agreement of the parties.

Indonesian Litigation.

In November 2003, two proceedings were initiated in the Indonesian District Courts by two members of the Asia Pulp & Paper Group (PT Indah Kiat Pulp & Paper Tbk and PT Lontar Papyrus Pulp & Paper Industry, respectively) against Morgan Stanley and 13 other defendants with respect to two bond issues in 1994 and 1995 that were guaranteed by plaintiffs and in which Morgan Stanley acted as underwriter. The claims alleged that the bond issues were invalid and contrary to Indonesian law, and alleged damages in the amount of all principal and interest paid under the bonds as well as other amounts. In November 2006 the Indonesian Supreme Court upheld the decisions at first instance and on appeal in favor of the plaintiff and declared the bond issues to be illegal and void, holding that defendants (including Morgan Stanley) had committed unspecified tortious acts, but awarding no damages.

In April 2004, another proceeding was filed in the Indonesian District Courts by PT Lontar Papyrus against Morgan Stanley and 28 other defendants, alleging that the defendants violated injunctions issued by the Indonesian District Court in the first claim brought by PT Lontar Papyrus and conspired to cause the failure of plaintiff’s restructuring negotiations. Plaintiff seeks damages in respect of losses allegedly suffered. On September 28, 2005, the Indonesian District Court rejected the plaintiff’s claim against Morgan Stanley. On September 13, 2006, Morgan Stanley filed its counter-arguments to the plaintiff’s memorandum of appeal that was filed with the Indonesian High Court on April 19, 2006.

In October 2004, an additional proceeding was filed in the Indonesian District Courts by APP International Finance Company BV, a member of the Asia Pulp & Paper Group and the issuer of the 1995 bond issue, against

Morgan Stanley and 18 other defendants, making allegations similar to those in the November 2003 claim brought by PT Lontar Papyrus. Plaintiff seeks damages in respect of losses allegedly suffered. On December 28, 2006, the Indonesian District Court issued its judgment, declaring the bond issue to be illegal and void, holding that defendants (including Morgan Stanley) had committed unspecified tortious acts, but awarding no damages. Morgan Stanley has appealed this decision to the Indonesian High Court.

In January 2005, an additional proceeding was filed in the Indonesian District Courts by Indah Kiat International Finance Company BV, a member of the Asia Pulp & Paper Group and the issuer of the 1994 bond issue, against Morgan Stanley and other defendants, making allegations similar to those in the November 2003 claim brought by PT Indah Kiat. Plaintiff seeks damages in respect of losses allegedly suffered. In October 2006, the Indonesian High Court upheld on appeal the decision of the Indonesian District Court in favor of the plaintiff, declaring the bond issue to be null and void, holding that defendants (including Morgan Stanley) had committed unspecified tortious acts, but awarding no damages. Morgan Stanley has appealed this decision to the Indonesian Supreme Court in Jakarta.

The following matter was terminated during the quarter ended November 30, 2006:

General American Litigation.

On April 24, 2006, a Second Amended Petition, captioned Finke, et al. v. Morgan Stanley & Co. Incorporated, et al., was filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City), by the Director of the Department of Insurance for the State of Missouri and the Special Deputy Liquidator for General American Mutual Holding Company against MS&Co., Morgan Stanley and a former officer of General American. The amended petition, which updated a petition first filed on or about July 28, 2004, asserts several causes of action against the Morgan Stanley defendants, including claims for fraud, breach of fiduciary duty and negligent misrepresentation. The case arises out of the firm’s investment banking work in connection with a potential demutualization and initial public offering of General American in 1998-1999. Plaintiffs sought compensatory damages of over $1 billion and punitive damages of over $3 billion. On November 8, 2006, the court granted final approval of a settlement agreement between the parties to resolve the matter.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” At January 31, 2007, Morgan Stanley had approximately 101,062 holders of record; however, Morgan Stanley believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight fiscal quarters, the low and high sales prices per share of Morgan Stanley’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends declared per share of Morgan Stanley’s common stock.

	Low Sale Price	High Sale Price	Dividends
Fiscal 2006:
Fourth Quarter	$65.26	$80.00	$0.27
Third Quarter	$54.52	$69.50	$0.27
Second Quarter	$57.58	$66.00	$0.27
First Quarter	$55.89	$62.15	$0.27
Fiscal 2005:
Fourth Quarter	$50.61	$57.98	$0.27
Third Quarter	$48.61	$54.61	$0.27
Second Quarter	$47.66	$60.40	$0.27
First Quarter	$51.00	$60.51	$0.27

The table below sets forth the information with respect to purchases made by or on behalf of Morgan Stanley of its common stock during the fourth quarter of our fiscal year ended November 30, 2006.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (Sept. 1, 2006—Sept. 30, 2006)

Equity Anti-dilution Program (A)	281,889	$71.25	281,889	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	2,582,654	$66.49	N/A	N/A

Month #2 (Oct. 1, 2006—Oct. 31, 2006)

Equity Anti-dilution Program (A)	4,704,445	$75.76	4,704,445	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	190,788	$76.24	N/A	N/A

Month #3 (Nov. 1, 2006—Nov. 30, 2006)

Equity Anti-dilution Program (A)	8,061,526	$76.78	8,061,526	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	44,771	$76.58	N/A	N/A

Total

Equity Anti-dilution Program (A)	13,047,860	$76.29	13,047,860	(A	)
Capital Management Program (B)	—	N/A	—	$600
Employee Transactions (D)	2,818,213	$67.31	N/A	N/A

(A)	Morgan Stanley’s Board of Directors authorized this program to purchase common stock to offset the dilutive impact of grants and exercises of awards under Morgan Stanley’s equity-based compensation and benefit plans. At the time the program was publicly announced on January 7, 1999, it had no set expiration or termination date. There is no maximum amount of shares that may be purchased under the program.
(B)	Morgan Stanley’s Board of Directors authorized this program to purchase common stock for capital management purposes. The program was publicly announced on February 12, 1998 at which time up to $3 billion of stock was authorized to be purchased. The program was subsequently increased by $1 billion on December 18, 1998, $1 billion on December 20, 1999 and $1.5 billion on June 20, 2000. This program has a remaining capacity of $600 million at November 30, 2006 and has no set expiration or termination date.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices Morgan Stanley deems appropriate.
(D)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. Morgan Stanley’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be valued using the fair market value of Morgan Stanley common stock on the date the relevant transaction occurs, using a valuation methodology established by Morgan Stanley.

On December 19, 2006, Morgan Stanley announced that its Board of Directors authorized the repurchase of up to $6 billion of Morgan Stanley’s outstanding stock under a new share repurchase program. The new program replaces the Company’s Equity Anti-dilution Program and Capital Management Program with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. Morgan Stanley expects to exercise the authorization over the next 12-18 months at prices Morgan Stanley deems appropriate, subject to its surplus capital position, market conditions and regulatory considerations.

Information relating to compensation plans under which Morgan Stanley equity securities are authorized for issuance is set forth in Morgan Stanley’s definitive proxy statement for its annual shareholders meeting to be held on April 10, 2007 (to be filed within 120 days after November 30, 2006) (“Morgan Stanley’s Proxy Statement”) under the captions “Item 3—Company proposal to approve the 2007 Equity Incentive Plan” and “Equity Compensation Plan Information” and is incorporated by reference herein.

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	Fiscal Year
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues:
Investment banking	$4,755	$3,843	$3,341	$2,440	$2,478
Principal transactions:
Trading	11,738	7,365	5,510	6,262	3,521
Investments	1,669	981	607	110	(25)
Commissions	3,810	3,363	3,264	2,887	3,191
Fees:
Asset management, distribution and administration	5,288	4,958	4,473	3,814	4,033
Merchant, cardmember and other fees, net	1,167	1,323	1,317	1,377	1,421
Servicing and securitization income	2,338	1,609	1,921	1,922	2,032
Interest and dividends	45,216	28,175	18,584	15,738	15,876
Other	570	464	324	226	399

Total revenues	76,551	52,081	39,341	34,776	32,926
Interest expense	41,937	24,425	14,707	12,693	12,515
Provision for consumer loan losses	756	878	926	1,266	1,337

Net revenues	33,858	26,778	23,708	20,817	19,074

Non-interest expenses:
Compensation and benefits	14,387	11,313	9,853	8,522	7,910
Other	8,471	8,355	7,037	6,135	6,070
Restructuring and other charges	—	—	—	—	235
September 11th related insurance recoveries, net	—	(251)	—	—	—

Total non-interest expenses	22,858	19,417	16,890	14,657	14,215

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	11,000	7,361	6,818	6,160	4,859
Losses from unconsolidated investees	228	311	328	279	77
Provision for income taxes	3,275	1,858	1,856	1,707	1,625
Dividends on preferred securities subject to mandatory redemption	—	—	45	154	87

Income from continuing operations before cumulative effect of accounting change, net	7,497	5,192	4,589	4,020	3,070

Discontinued operations:
Loss from discontinued operations	(42)	(486)	(172)	(393)	(138)
Income tax benefit	17	184	69	160	56

Loss on discontinued operations	(25)	(302)	(103)	(233)	(82)
Cumulative effect of accounting change, net	—	49	—	—	—

Net income	$7,472	$4,939	$4,486	$3,787	$2,988

Preferred stock dividend requirements	$19	$—	$—	$—	$—

Earnings applicable to common shares(1)	$7,453	$4,939	$4,486	$3,787	$2,988

32

	Fiscal Year
	2006	2005	2004	2003	2002
Per Share Data:
Earnings per basic common share:
Income from continuing operations	$7.40	$4.94	$4.25	$3.74	$2.84
Loss on discontinued operations	(0.02)	(0.29)	(0.10)	(0.22)	(0.08)
Cumulative effect of accounting change, net	—	0.05	—	—	—

Earnings per basic common share	$7.38	$4.70	$4.15	$3.52	$2.76

Earnings per diluted common share:
Income from continuing operations	$7.09	$4.81	$4.15	$3.66	$2.76
Loss on discontinued operations	(0.02)	(0.29)	(0.09)	(0.21)	(0.07)
Cumulative effect of accounting change, net	—	0.05	—	—	—

Earnings per diluted common share	$7.07	$4.57	$4.06	$3.45	$2.69

Book value per common share	$32.67	$27.59	$25.95	$22.93	$20.24
Dividends per common share	$1.08	$1.08	$1.00	$0.92	$0.92

Balance Sheet and Other Operating Data:
Total assets	$1,120,645	$898,523	$747,334	$602,843	$529,499
Consumer loans, net	24,173	22,916	20,226	19,382	23,014
Total capital(2)	162,134	125,891	110,793	82,769	65,936
Long-term borrowings(2)	126,770	96,709	82,587	57,902	44,051
Shareholders’ equity	35,364	29,182	28,206	24,867	21,885
Return on average common shareholders’ equity	23.5%	17.3%	16.8%	16.5%	14.1%
Average common and equivalent shares(1)	1,010,254,255	1,049,896,047	1,080,121,708	1,076,754,740	1,083,270,783

(1)	Amounts shown are used to calculate earnings per basic common share.
(2)	These amounts exclude the current portion of long-term borrowings and include Capital Units and junior subordinated debt issued to capital trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley (the “Company”) is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Global Wealth Management Group, Asset Management and Discover. The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. A summary of the activities of each of the segments follows:

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

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments and private equity to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discover offers Discover®-branded credit cards and related consumer products and services and operates the Discover Network, a merchant and cash access network for Discover Network-branded cards, and PULSE® EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. Discover also offers consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard and Visa networks.

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover (the “Discover Spin-off”) (see “Discover Spin-off” herein).

The Company’s results of operations for the 12 months ended November 30, 2006 (“fiscal 2006”), November 30, 2005 (“fiscal 2005”) and November 30, 2004 (“fiscal 2004”) are discussed below. The results of the aircraft leasing business are reported as discontinued operations for all periods presented through its sale on March 24, 2006 (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Fiscal Year
	2006	2005	2004
Net revenues (dollars in millions):
Institutional Securities	$21,562	$15,673	$13,113
Global Wealth Management Group	5,505	5,019	4,615
Asset Management	2,770	2,907	2,738
Discover	4,290	3,452	3,533
Intersegment Eliminations	(269)	(273)	(291)

Consolidated net revenues	$33,858	$26,778	$23,708

Income before taxes (dollars in millions)(1):
Institutional Securities	$8,160	$4,754	$4,281
Global Wealth Management Group	509	585	371
Asset Management	711	1,007	827
Discover	1,587	921	1,221
Intersegment Eliminations	33	94	118

Consolidated income before taxes	$11,000	$7,361	$6,818

Consolidated net income (dollars in millions)	$7,472	$4,939	$4,486

Earnings applicable to common shareholders (dollars in millions)(2)	$7,453	$4,939	$4,486

Earnings per basic common share:
Income from continuing operations	$7.40	$4.94	$4.25
Loss on discontinued operations	(0.02)	(0.29)	(0.10)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per basic common share	$7.38	$4.70	$4.15

Earnings per diluted common share:
Income from continuing operations	$7.09	$4.81	$4.15
Loss on discontinued operations	(0.02)	(0.29)	(0.09)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per diluted common share	$7.07	$4.57	$4.06

Statistical Data.

Book value per common share(3)	$32.67	$27.59	$25.95

Average common equity (dollars in billions)(4):
Institutional Securities	$18.2	$14.6	$13.3
Global Wealth Management Group	3.2	3.7	3.5
Asset Management	2.2	1.7	1.7

Total from securities businesses	23.6	20.0	18.5
Discover	4.9	4.4	3.9

Total from operating segments	28.5	24.4	22.4
Discontinued operations	—	1.2	1.5
Unallocated capital	3.2	2.9	2.8

Consolidated	$31.7	$28.5	$26.7

Statistical Data (Continued).	Fiscal Year
	2006	2005	2004
Return on average common equity(4):
Consolidated	23%	17%	17%
Institutional Securities	31%	24%	22%
Global Wealth Management Group	11%	11%	7%
Asset Management	19%	36%	30%
Discover	22%	13%	20%

Effective income tax rate	30.4%	26.5%	28.8%

Worldwide employees	55,310	53,218	53,284

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity	$325	$285	$246
Fixed income	113	108	118
Money market	89	83	87
Alternative investments	21	19	19
Real estate	64	41	31

Subtotal	612	536	501
Unit trusts	14	12	11
Other(5)	63	51	44

Total assets under management or supervision(6)	689	599	556
Share of minority interest assets(7)	4	—	—

Total	$693	$599	$556

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(8):
Global market volume	$723.7	$518.3	$351.6
Market share	26.8%	24.6%	23.7%
Rank	2	3	2
Mergers and acquisitions announced transactions (dollars in billions)(8):
Global market volume	$977.2	$725.0	$320.7
Market share	27.4%	28.6%	19.2%
Rank	3	2	5
Global equity and equity-related issues (dollars in billions)(8):
Global market volume	$57.3	$45.9	$54.3
Market share	8.2%	8.7%	10.6%
Rank	3	3	1
Global debt issues (dollars in billions)(8):
Global market volume	$397.3	$347.2	$362.2
Market share	5.7%	5.7%	6.9%
Rank	5	5	3
Global initial public offerings (dollars in billions)(8):
Global market volume	$22.7	$14.7	$13.9
Market share	8.8%	8.9%	10.0%
Rank	2	2	1
Pre-tax profit margin(9)	38%	30%	32%

Statistical Data (Continued).	Fiscal Year
	2006	2005	2004
Global Wealth Management Group:
Global representatives	8,030	9,526	10,962
Annualized net revenue per global representative (dollars in thousands)(10)	$643	$495	$424
Client assets by segment (dollars in billions)(10):
$10 million or more	$202	$157	$140
$1 million – $10 million	248	218	202

Subtotal $1 million or more	450	375	342
$100,000 – $1 million	179	181	193
Less than $100,000	26	32	40

Client assets excluding corporate and other accounts	655	588	575
Corporate and other accounts	31	29	27

Total client assets	$686	$617	$602

Fee-based assets as a percentage of total client assets	30%	28%	26%
Client assets per global representative (dollars in millions)(11)	$85	$65	$55
Bank deposit program (dollars in millions)(12)	$13,301	$1,689	$435
Pre-tax profit margin(9)	9%	12%	8%

Asset Management:
Assets under management or supervision (dollars in billions)(13)	$478	$431	$424
Percent of fund assets in top half of Lipper rankings(14)	40%	61%	63%
Pre-tax profit margin(9)	26%	35%	30%

Discover (dollars in millions, unless otherwise noted)(15):
Period-end credit card loans—Owned	$23,588	$22,496	$19,724
Period-end credit card loans—Managed	$50,291	$46,936	$48,261
Average credit card loans—Owned	$21,647	$19,932	$17,608
Average credit card loans—Managed	$48,207	$47,330	$47,387
Net principal charge-off rate—Owned	3.79%	4.84%	5.53%
Net principal charge-off rate—Managed	4.08%	5.23%	6.00%
Return on average receivables—Owned	4.98%	2.92%	4.43%
Return on average receivables—Managed	2.24%	1.23%	1.65%
Transaction volume (dollars in billions):
Net sales	$96.6	$86.0	$79.5
Other transaction volume	18.1	18.1	20.1

Total	$114.7	$104.1	$99.6

Payment services transaction volume (in millions):
Discover network	1,399	1,301	1,226
PULSE network	1,857	1,556	—

Total network transaction volume	3,256	2,857	1,226

Pre-tax profit margin(9)	37%	27%	35%

(1)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net.
(2)	Earnings applicable to common shareholders are used to calculate earnings per share (“EPS”) information. Fiscal 2006 includes a preferred stock dividend of $19 million.
(3)	Book value per common share equals common shareholders’ equity of $34,264 million at November 30, 2006, $29,182 million at November 30, 2005 and $28,206 million at November 30, 2004, divided by common shares outstanding of 1,049 million at November 30, 2006, 1,058 million at November 30, 2005 and 1,087 million at November 30, 2004.

(4)	The computation of average common equity for each segment is based upon an economic capital model that the Company uses to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and intangible assets, and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(5)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(6)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.
(7)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(8)	Source: Thomson Financial, data as of January 2, 2007—The data for fiscal 2006, fiscal 2005 and fiscal 2004 are for the periods from January 1 to December 31, 2006, January 1 to December 31, 2005 and January 1 to December 31, 2004, respectively, as Thomson Financial presents these data on a calendar-year basis.
(9)	Percentages represent income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net, as a percentage of net revenues.
(10)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented. Fiscal 2005 and fiscal 2004 amounts were restated to conform to the current year’s presentation. Global Wealth Management Group’s fiscal 2005 and fiscal 2004 client assets by segment were also reclassified to conform to the current year’s presentation.
(11)	Client assets per global representative equals total client assets divided by period-end global representative headcount.
(12)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(13)	Amount includes Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(14)	Source: Lipper, one-year performance excluding money market funds as of November 30, 2006, November 30, 2005 and November 30, 2004, respectively.
(15)	Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Fiscal 2006 Performance.

Company Results.    The Company recorded net income of $7,472 million in fiscal 2006, a 51% increase from $4,939 million in the prior year. Net revenues (total revenues less interest expense and the provision for loan losses) rose 26% to a record $33,858 million in fiscal 2006, and non-interest expenses increased 18% to $22,858 million. Diluted earnings per share were $7.07 compared with $4.57 a year ago. Compensation and benefits expense increased 27%, primarily reflecting higher net revenues. Non-compensation expenses increased 5% as costs associated with higher levels of business activity were partially offset by lower charges for legal and regulatory matters. Diluted earnings per share from continuing operations were $7.09 compared with $4.81 last year. The return on average common equity in fiscal 2006 was 23.5% compared with 17.3% in the prior year. The return on average common equity from continuing operations for fiscal 2006 was 23.6% compared with 19.0% last year.

Results for fiscal 2006 included non-cash incremental compensation expenses of approximately $270 million for stock-based awards granted to retirement-eligible employees (see “Other Items—Stock-Based Compensation” herein). Results for fiscal 2005 included a charge of $509 million ($316 million after-tax) for discontinued operations related to the sale of the aircraft leasing business (see “Other Items—Discontinued Operations” herein). In addition, pre-tax results for fiscal 2005 included a $360 million charge related to the Coleman Litigation, legal accruals of approximately $120 million related to the Parmalat matter, a $109 million charge for the correction in the method of accounting for certain real estate leases, charges for senior management severance and new hires of approximately $311 million, and a gain of $251 million related to an insurance settlement (see “Other Items” herein).

The Company’s effective income tax rate was 30.4% in fiscal 2006 compared with 26.5% in fiscal 2005. Fiscal 2006’s income tax provision included an income tax benefit of $280 million resulting from the resolution of a federal tax audit, while fiscal 2005’s income tax provision included an income tax benefit of $309 million related to the provisions of the American Jobs Creation Act (see “Other Items” herein). Excluding the benefits from the federal tax audit and the American Jobs Creation Act, the Company’s effective income tax rates in fiscal 2006 and fiscal 2005 would have been 33.0% and 30.8%, respectively. The increase primarily reflected lower estimated domestic tax credits and higher earnings, which reduced the effect of permanent differences, partially offset by the effects of lower tax rates applicable to non-U.S. earnings.

At fiscal year-end, the Company had 55,310 employees worldwide compared with 53,218 at the prior year-end.

Institutional Securities.    Institutional Securities recorded income from continuing operations before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change of $8,160 million, a 72% increase from a year ago. Net revenues rose 38% to $21,562 million driven by record results in fixed income and equity sales and trading and fixed income underwriting, along with strong results in advisory revenues. Non-interest expenses increased 23% to $13,402 million, primarily due to higher compensation and benefits expense resulting from higher net revenues. Non-compensation expenses were relatively unchanged as higher costs associated with higher levels of business activity were offset by lower charges for legal and regulatory matters.

Investment banking revenues rose 24% from last year to $4,318 million. Underwriting revenues rose 24% from last year to $2,475 million. Advisory fees from merger, acquisition and restructuring transactions were $1,843 million, an increase of 25% from fiscal 2005.

Fixed income sales and trading revenues were a record $9,577 million, up 41% from a year ago. The increase was driven by record results from commodities, credit products, and interest rate and currency products. Commodities revenues reflected strong results from electricity, natural gas products and oil liquids. Credit product revenues benefited from significantly improved corporate credit trading and strength in residential and commercial securitized products. Commodities and interest rate and currency products benefited from revenues recognized on structured transactions as a result of increased observability of market value (see “Other Items—Accounting Developments—Fair Value Measurements” herein). Equity sales and trading revenues were a record $6,320 million, up 32% from a year ago. The increase was broad based and included higher revenues from derivatives and equity cash products, financing products, prime brokerage and principal trading strategies.

Principal transaction net investment revenues increased 125% to $1,477 million in fiscal 2006. Fiscal 2006’s results primarily related to net gains associated with the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, IntercontinentalExchange, Grifols S.A., the NYSE Group, Inc. (the “NYSE”) and Wacker Chemie AG.

Global Wealth Management Group.    Global Wealth Management Group recorded income before taxes and net cumulative effect of accounting change of $509 million, down 13% from the prior year. Fiscal 2005 included a benefit of $198 million resulting from the insurance settlement related to the events of September 11, 2001 (see “Other Items—Insurance Settlement” herein), partially offset by a $29 million charge for the correction in the method of accounting for certain real estate leases (see “Other Items—Lease Adjustment” herein). Net revenues were $5,505 million, a 10% increase over a year ago, primarily reflecting higher net interest revenue from the bank deposit program and an increase in revenues from fee-based products. Total non-interest expenses were $4,996 million, a 13% increase from a year ago. Excluding the insurance settlement and the lease adjustment, total non-interest expenses increased 9%, primarily reflecting higher compensation and benefits expense resulting from higher net revenues, partially offset by lower non-compensation expenses due to lower charges for legal and regulatory costs. Total client assets increased to $686 billion, up 11% from the prior fiscal year-end. In addition, client assets in fee-based accounts increased 19% from a year ago to a record $206 billion and increased as a percentage of total client assets to 30% from last year’s 28%. At fiscal year-end, the number of global representatives was 8,030, a decline of 1,496 from a year ago, resulting largely from planned sales force reductions completed in the second quarter of fiscal 2006 and attrition.

Asset Management.    Asset Management recorded income before taxes and net cumulative effect of accounting change of $711 million, a 29% decrease from last year. Net revenues of $2,770 million decreased 5% from the prior year, largely due to lower investment revenues, primarily in the private equity business. Principal transaction net investment gains for the year were $139 million compared with $326 million a year ago. Non-interest expenses increased 8% from the prior year to $2,059 million, primarily reflecting higher compensation and benefits expense associated with critical business initiatives to retain and attract new talent in the business and support areas. Assets under management or supervision within Asset Management of $478 billion were up $47 billion, or 11%, from last year, primarily due to market appreciation, partially offset by net outflows of customer assets. In fiscal 2007, the Company expects that Asset Management’s profit margins will be affected by its continued investments in its core business, alternative products and private equity.

Discover.    Discover recorded record income before losses from unconsolidated investees, income taxes and net cumulative effect of accounting change of $1,587 million, an increase of 72% from last year. Net revenues of $4,290 million were 24% higher than a year ago, benefiting from improvements in credit quality and a continued favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. Servicing and securitization income of $2,338 million increased 45% from a year ago due primarily to a lower Provision for consumer loan losses and higher Merchant, cardmember and other fees, net. The increase also reflected higher Other revenues, which was attributable to an increase in the fair value of the Company’s retained interests in securitized receivables. Non-interest expenses of $2,703 million increased 7% from the prior year, primarily due to costs associated with the Goldfish acquisition (see “Other Items—Business and Other Acquisitions and Dispositions” herein), higher compensation and benefits expense and higher legal costs. In fiscal 2006, Discover’s results benefited from the continued favorable credit environment. In fiscal 2007, the Company expects Discover’s margins to return to more normal levels.

The managed credit card net principal charge-off rate decreased 115 basis points from a year ago to 4.08%. The managed over 30-day delinquency rate decreased 47 basis points to 3.51% from a year ago, and the managed over 90-day delinquency rate was 10 basis points lower than a year ago at 1.65%. Managed credit card loans were $50,291 million at year-end, a 7% increase from a year ago.

Global Market and Economic Conditions in Fiscal 2006.

Global market and economic conditions were generally favorable throughout most of fiscal 2006, which contributed to the increased revenues and net income achieved by the Company during the fiscal year. Although there were concerns about energy prices, inflation and geopolitical risks, activity in the global capital markets was robust, and the volume of merger and acquisition and underwriting transactions increased from the prior year.

The U.S. economy continued to demonstrate strength during fiscal 2006. The rate of economic growth was generally strong, although it moderated during the second half of the fiscal year as consumer spending was affected by higher energy prices and a slowdown in the residential real estate market. The U.S. unemployment rate declined to 4.5% from 5.0% at the end of the prior fiscal year. Conditions in the U.S. equity markets were also generally favorable during fiscal 2006. Major equity market indices increased despite experiencing a correction during the summer as the favorable economic environment and strong corporate earnings outweighed concerns about inflation, energy prices and rising interest rates. The Federal Reserve Board (the “Fed”) raised both the overnight lending rate and the discount rate by an aggregate of 1.25% in fiscal 2006. The Fed held interest rates steady after the end of June, however, as there were indications that inflationary pressures had subsided.

In Europe, economic growth continued at a moderate pace during fiscal 2006, primarily driven by domestic demand and exports. Major equity market indices in Europe increased during the year, reflecting strong corporate profits, merger and acquisition activity, and favorable economic conditions. The European Central Bank (the “ECB”) raised the benchmark interest rate by an aggregate of 1.25% during fiscal 2006. In December 2006, the ECB raised the benchmark interest rate by an additional 0.25%. Economic growth also continued in the U.K., supported by domestic demand and business investment. The Bank of England (the “BOE”) raised the benchmark interest rate by an aggregate of 0.50% during fiscal 2006. In January 2007, the BOE raised the benchmark interest rate by an additional 0.25%.

In Japan, economic growth continued to be driven by domestic demand and exports. The level of unemployment also remained relatively low, and Japanese equity market indices increased during the fiscal year. During fiscal 2006, the Bank of Japan raised the benchmark interest rate from 0.0% to 0.25%. Economies elsewhere in Asia also expanded, particularly in China, which benefited from strength in exports, domestic demand and continued globalization. Equity market indices in China increased sharply during the year. In fiscal 2006, the People’s Bank of China raised the benchmark interest rate by an aggregate of 0.54%.

Business Segments.

The remainder of “Results of Operations” is presented on a business segment basis before discontinued operations. Substantially all of the Company’s operating revenues and operating expenses can be directly attributed to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective revenues or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to Global Wealth Management Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $33 million, $94 million and $118 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In addition, the results in Institutional Securities for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Revenues:
Investment banking	$4,318	$3,477	$3,008
Principal transactions:
Trading	11,272	6,906	4,998
Investments	1,477	656	364
Commissions	2,606	2,160	1,998
Asset management, distribution and administration fees	259	152	144
Interest and dividends	41,979	25,455	16,395
Other	404	301	190

Total revenues	62,315	39,107	27,097
Interest expense	40,753	23,434	13,984

Net revenues	21,562	15,673	13,113

Total non-interest expenses	13,402	10,919	8,832

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	8,160	4,754	4,281
Losses from unconsolidated investees	225	311	328
Provision for income taxes	2,308	909	932
Dividends on preferred securities subject to mandatory redemption	—	—	45

Income from continuing operations before cumulative effect of accounting change, net	$5,627	$3,534	$2,976

Investment Banking.    Investment banking revenues are derived from the underwriting of securities offerings and fees from advisory services. Investment banking revenues were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Advisory fees from merger, acquisition and restructuring transactions	$1,843	$1,478	$1,156
Equity underwriting revenues	1,059	905	993
Fixed income underwriting revenues	1,416	1,094	859

Total investment banking revenues	$4,318	$3,477	$3,008

Investment banking revenues increased 24% in fiscal 2006. The increase was due to higher revenues from merger, acquisition and restructuring activities and fixed income and equity underwriting transactions. In fiscal 2005, investment banking revenues increased 16%, primarily reflecting higher revenues from merger, acquisition and restructuring activities and fixed income underwriting transactions, partially offset by lower revenues from equity underwritings.

In fiscal 2006, advisory fees from merger, acquisition and restructuring transactions increased 25% to $1,843 million. Advisory fees in fiscal 2006 reflected certain internal revenues, including a $30 million fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation. In fiscal 2005, advisory fees from merger, acquisition and restructuring transactions increased 28% to $1,478 million. The results in both fiscal years reflected a strong volume of transaction activity as conditions in the worldwide merger and acquisition markets were generally favorable throughout both fiscal 2006 and fiscal 2005.

Equity underwriting revenues increased 17% to $1,059 million in fiscal 2006 and reflected higher global industry-wide equity and equity-related activity, most notably relating to a strong volume of initial public offerings. Equity underwriting revenues decreased 9% to $905 million in fiscal 2005, reflective of lower global industry-wide equity and equity-related activity.

Fixed income underwriting revenues rose 29% to a record $1,416 million in fiscal 2006 and increased 27% to $1,094 million in fiscal 2005. The increase in fiscal 2006 was primarily due to an increase in underwriting revenues from non-investment grade and investment grade products as the level of issuer refinancings rose due to record levels of maturing debt. The increase in fiscal 2005 was primarily due to higher revenues from global high-yield and securitized fixed income transactions. Acquisition-related financing resulting from a strong market for merger and acquisition activity contributed to the increases in both fiscal 2006 and fiscal 2005. Both fiscal years also reflected generally favorable conditions in the global fixed income markets, and, although the Fed increased the overnight interest rate in both fiscal years, longer-term interest rates remained at relatively low levels. The attractive debt financing environment contributed to higher revenues as issuers continued to take advantage of relatively low financing costs.

At the end of fiscal 2006, the backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions was higher as compared with the end of fiscal 2005. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

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

Total sales and trading revenues increased 36% in fiscal 2006 and 18% in fiscal 2005. The increase in both periods reflected higher fixed income and equity sales and trading revenues.

Sales and trading revenues included the following:

	Fiscal 2006(1)	Fiscal 2005(1)	Fiscal 2004(1)
	(dollars in millions)
Equity	$6,320	$4,804	$4,067
Fixed income(2)	9,577	6,782	5,567

(1)	Amounts exclude sales and trading revenues of $(793) million, $(499) million and $(227) million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, which relate to unallocated net revenues, net revenues associated with corporate lending activities and certain other adjustments.
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude corporate lending activities.

Equity sales and trading revenues increased 32% to a record $6,320 million in fiscal 2006. The increase was broad based and included higher revenues from derivatives and equity cash products, financing products, prime brokerage and principal trading strategies. Derivative revenues increased due to strong customer flows, although volatility in the global equity markets continued to be generally low. Revenues from equity cash products reflected higher market volumes, particularly in Europe and Asia. Financing products revenues also benefited from increased client activity. Prime brokerage generated record revenues for the third consecutive fiscal year, reflecting continued growth in global client asset balances. Global equity markets generally trended higher and created favorable opportunities for principal trading strategies. Although commission revenues increased, revenues continued to be affected by intense competition, particularly in the U.S., and a continued shift toward electronic trading.

Equity sales and trading revenues increased 18% in fiscal 2005. The increase was broad based and included increased customer flows in derivatives, higher revenues in prime brokerage, improved performance in principal trading strategies and higher revenues from equity cash products. Derivative revenues increased due to strong customer flows despite continued low levels of volatility in the equity markets. Revenues in prime brokerage were driven by robust growth in client balances. Global equity markets generally trended higher and created favorable trading opportunities for principal trading strategies. Revenue from equity cash products rose on higher market volumes, particularly in the European and Asian markets.

Fixed income sales and trading revenues increased 41% to a record $9,577 million in fiscal 2006. The increase was driven by record results from commodities, credit products, and interest rate and currency products. Commodities revenues increased 112% due to strong results from electricity, natural gas products and oil liquids. Credit product revenues increased 46%, primarily due to significantly improved corporate credit trading and strength in residential and commercial securitized products. Interest rate and currency products increased 4%. Both commodity and interest rate and currency products benefited from revenues recognized on structured transactions as a result of increased observability of market value in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). With the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on December 1, 2006, the Company will no longer apply the revenue recognition criteria of EITF Issue No. 02-3 (see “Other Items—Accounting Developments—Fair Value Measurements” herein).

Fixed income sales and trading revenues increased 22% in fiscal 2005, primarily due to higher revenues from interest rate and currency and credit products, partially offset by lower revenues from commodities products. Interest rate and currency product revenues increased 41% primarily due to higher revenues from interest rate cash and derivative products and higher revenues from emerging market fixed income securities, partially offset by lower revenues from foreign exchange products. Interest rate and currency product revenues benefited from strong new client transaction activity and favorable positioning results. The 19% increase in credit product revenues was primarily due to increased customer flows in securitized products and favorable trading conditions. Commodities revenues decreased 8% from the prior year as lower revenues in oil liquids were partially offset by record results in electricity and natural gas products.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In fiscal 2006, revenues from corporate lending activities decreased by approximately $50 million from the prior year. In fiscal 2005, revenues from corporate lending activities decreased by approximately $240 million. In both fiscal 2006 and fiscal 2005, revenues from corporate lending activities reflected the impact of mark-to-market valuations on a higher level of new loans made in both fiscal years.

Principal Transactions-Investments.    The Company’s investments generally are held for appreciation and to facilitate other business activities. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Principal transaction net investment revenues aggregating $1,477 million were recognized in fiscal 2006 as compared with $656 million in fiscal 2005 and $364 million in fiscal 2004. The increase in fiscal 2006 was primarily related to net gains associated with the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, IntercontinentalExchange, Grifols S.A., the NYSE and Wacker Chemie AG. Fiscal 2005’s results included gains from investments in IntercontinentalExchange, International Securities Exchange and Digital Globe Inc.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees include revenues from asset management services, primarily fees associated with the Company’s real estate fund investment activities.

Asset management, distribution and administration fees increased 70% in fiscal 2006 and 6% in fiscal 2005. The increase in fiscal 2006 was primarily related to higher fees associated with real estate fund investments.

Other.    Other revenues consist primarily of revenues from providing benchmark indices and risk management analytics associated with Morgan Stanley Capital International Inc., which includes the results of Barra, Inc. (“Barra”). Other revenues also include revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne Inc. (“TransMontaigne”) and the marine transportation and logistics services associated with the Heidmar Group (see “Other Items—Business and Other Acquisitions and Dispositions” herein).

Other revenues increased 34% in fiscal 2006 and 58% in fiscal 2005. The increase in both fiscal 2006 and fiscal 2005 was primarily attributable to higher sales of benchmark indices and risk management analytic products. The increase in fiscal 2006 was also partly attributable to revenues associated with TransMontaigne, which was acquired on September 1, 2006.

Non-Interest Expenses.    Non-interest expenses increased 23% in fiscal 2006. Compensation and benefits expense increased 36%, primarily reflecting higher incentive-based compensation costs resulting from higher net revenues. Fiscal 2006 also included Institutional Securities’ share ($190 million) of incremental compensation expense related to equity awards to retirement-eligible employees (see “Other Items—Stock-Based Compensation” herein), while fiscal 2005 included Institutional Securities’ share ($193 million) of the costs associated with senior management changes (see “Other Items—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense, non-interest expenses remained relatively unchanged. Occupancy and equipment expense decreased 6%, primarily due to a $71 million charge that was recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases (see “Other Items—Lease Adjustment” herein). Brokerage, clearing and exchange fees increased 32%, primarily reflecting increased equity and fixed income trading activity. Professional services expense increased 18%, primarily due to higher legal and consulting costs, reflecting increased levels of business activity. Other expenses decreased 49%

due to lower charges for legal and regulatory matters. Fiscal 2006 reflected a net reduction in legal accruals of approximately $40 million related to the IPO Allocation Matters, the LVMH litigation and the settlement of the General American Litigation. Other expenses in fiscal 2005 included legal accruals of $360 million related to the Coleman Litigation and approximately $170 million related to the Parmalat settlement and the IPO Allocation Matters.

Fiscal 2005’s total non-interest expenses increased 24%. Compensation and benefits expense increased 21%, reflecting higher incentive-based compensation costs due to higher net revenues and Institutional Securities’ share ($193 million) of the costs associated with senior management changes. Excluding compensation and benefits expense, non-interest expenses increased 29%. Occupancy and equipment expense increased 41%, reflecting higher rental costs, primarily in North America. The increase also included a $71 million charge for the correction in the method of accounting for certain real estate leases. Brokerage, clearing and exchange fees increased 14%, primarily reflecting increased trading activity. Information processing and communications expense increased 11%, primarily due to higher telecommunications, market data and data processing costs. Professional services expense increased 31%, primarily due to higher consulting and legal costs, including costs of $55 million related to the matters below. Other expenses increased 71%, reflecting legal accruals of $360 million related to the Coleman Litigation, approximately $170 million related to the Parmalat settlement and the IPO Allocation Matters, while fiscal 2004 included legal accruals of $110 million related to the Parmalat settlement and the IPO Allocation Matters.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Revenues:
Investment banking	$428	$320	$290
Principal transactions:
Trading	474	464	518
Investments	53	(1)	(5)
Commissions	1,208	1,228	1,327
Asset management, distribution and administration fees	2,693	2,517	2,099
Interest and dividends	1,018	662	409
Other	155	167	133

Total revenues	6,029	5,357	4,771
Interest expense	524	338	156

Net revenues	5,505	5,019	4,615

Total non-interest expenses	4,996	4,434	4,244

Income before taxes and cumulative effect of accounting change, net	509	585	371
Provision for income taxes	164	197	120

Income before cumulative effect of accounting change, net	$345	$388	$251

The revenues and expenses discussed below include the results of Quilter Holdings Ltd. (“Quilter”), the Global Wealth Management Group’s standalone U.K. mass affluent business. On December 13, 2006, the Company announced that it had reached an agreement to sell Quilter (see “Other Items—Business and Other Acquisitions and Dispositions” herein). The impact of Quilter to the Global Wealth Management Group’s operating results for all periods presented was not material.

Investment Banking.    Global Wealth Management Group investment banking includes revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Revenues also include fees earned from offerings underwritten by the Institutional Securities business. Investment banking revenues increased 34% and 10% in fiscal 2006 and fiscal 2005, respectively. The increase in both periods was primarily due to higher revenues from equity-related offerings and unit trust products. The increase in fiscal 2005 was partially offset by lower revenues from fixed income underwritings.

Principal Transactions–Trading.    Principal transactions include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions held, primarily to facilitate customer transactions. Principal transaction trading revenues increased 2% in fiscal 2006, primarily reflecting higher revenue from foreign exchange products, equity linked notes and municipal fixed income securities, partially offset by lower revenues from corporate and government fixed income products and other securities. In fiscal 2005, principal transaction trading revenues decreased 10%, primarily due to lower customer transaction activity in corporate, government and municipal fixed income securities.

Principal Transactions–Investments.    Principal transaction net investment revenues were $53 million in fiscal 2006 compared with a net loss of $(1) million in fiscal 2005 and a net loss of $(5) million in fiscal 2004. The results in fiscal 2006 were primarily related to realized and unrealized gains on the Company’s investments in Bolsas y Mercados Españoles (BME) and the NYSE.

Commissions.    Commission revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commission revenues decreased 2% and 7% in fiscal 2006 and fiscal 2005, respectively. The decrease in both fiscal years largely reflected lower revenues from equity products, which was related to lower agency activity with customers due, in part, to growth in other product areas, including investment banking and asset management.

Net Interest.    Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, including customer bank deposits and margin loans and securities borrowed and securities loaned transactions. Net interest revenues increased 52% and 28% in fiscal 2006 and fiscal 2005, respectively. The increase in fiscal 2006 was primarily due to increased customer account balances in the bank deposit program that was launched in November 2005. Balances in the bank deposit program rose to $13,301 million at November 30, 2006 from $1,689 million at November 30, 2005. The increase in net interest income in fiscal 2005 was primarily due to growth in customer margin balances.

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

Asset management, distribution and administration fees increased 7% in fiscal 2006 and 20% in fiscal 2005. In both fiscal years, the increase was driven by higher client asset balances in fee-based accounts.

Client assets in fee-based accounts rose 19% to $206 billion at November 30, 2006 and increased as a percentage of total client assets to 30% of total client assets from 28% in the prior year. Client assets in fee-based accounts rose 10% to $173 billion at November 30, 2005 and increased as a percentage of total client assets to 28% of total client assets from 26% in the prior year. Client asset balances increased to $686 billion at November 30, 2006 from $617 billion at November 30, 2005, primarily due to market appreciation. Client asset balances in accounts greater than $1 million increased to $450 billion at November 30, 2006 from $375 billion at November 30, 2005.

Other.    Other revenues primarily include customer account service fees and other miscellaneous revenues. Other revenues decreased 7% in fiscal 2006 and increased 26% in fiscal 2005. In fiscal 2006, the decrease primarily reflected lower service fees. In fiscal 2005, the increase was primarily due to higher service fees and other miscellaneous revenues.

Non-Interest Expenses.    Non-interest expenses increased 13% in fiscal 2006. Fiscal 2005 included a reduction in non-interest expenses related to Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001 (see “Other Items—Insurance Settlement” herein). Compensation and benefits expense increased 15%, primarily reflecting higher incentive-based compensation costs. In addition, fiscal 2006 expenses included Global Wealth Management Group’s share ($50 million) of the incremental compensation expense related to equity awards to retirement-eligible employees, including new hires (see “Other Items—Stock-Based Compensation” herein), while fiscal 2005 included Global Wealth Management Group’s share ($48 million) of the costs associated with senior management changes (see “Other Items—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 4%. Occupancy and equipment expense decreased 5%, primarily due to a $29 million charge for the correction in the method of accounting for certain real estate leases that was recorded in the first quarter of fiscal 2005 (see “Other Items—Lease Adjustment” herein). Professional services expense increased 17%, largely due to higher sub-advisory fees associated with growth in fee-based assets and higher costs for outside legal counsel. Other expenses decreased 21%, primarily resulting from lower costs associated with legal and regulatory matters. During fiscal 2006 and fiscal 2005, the Company recorded legal and regulatory expenses of approximately $105 million and $170 million, respectively, related to ongoing regulatory, employment and branch litigation matters.

Non-interest expenses increased 4% in fiscal 2005 and included Global Wealth Management Group’s share ($198 million) of the insurance settlement related to the events of September 11, 2001. Excluding the insurance settlement, non-interest expenses increased 9% in fiscal 2005. Compensation and benefits expense increased 5%, reflecting higher incentive-based compensation costs and Global Wealth Management Group’s share ($48 million) of the costs associated with senior management changes. In addition, fiscal 2004 included a reduction in compensation expense of $27 million associated with the change in the method of accounting for certain asset management and account fees (see “Other Items—Asset Management and Account Fees” herein). Excluding compensation and benefits expense, non-interest expenses increased 3%. Occupancy and equipment expense increased 11%, primarily due to a $29 million charge recorded in the first quarter of fiscal 2005 for the correction in the method of accounting for certain real estate leases. Information processing and communications expense increased 9%, primarily due to higher telecommunications costs within the branch network. Professional services expense increased 31%, largely due to higher sub-advisory fees associated with growth in fee-based assets and revenues, as well as higher outside legal counsel and consulting costs. Other expenses increased 16%, primarily due to costs associated with branch closings and higher legal and regulatory costs. In fiscal 2005, the Company recorded legal and regulatory expenses of approximately $170 million, primarily related to employment matters and certain regulatory and branch litigation matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Revenues:
Investment banking	$48	$50	$43
Principal transactions:
Investments	139	326	248
Commissions	25	29	27
Asset management, distribution and administration fees	2,504	2,460	2,390
Interest and dividends	45	23	8
Other	23	30	28

Total revenues	2,784	2,918	2,744
Interest expense	14	11	6

Net revenues	2,770	2,907	2,738

Total non-interest expenses	2,059	1,900	1,911

Income before taxes and cumulative effect of accounting change, net	711	1,007	827
Provision for income taxes	285	378	318

Income before cumulative effect of accounting change, net	$426	$629	$509

Investment Banking.    Asset Management generates investment banking revenues primarily from the underwriting of unit trust products. Investment banking revenues decreased 4% in fiscal 2006 and increased 16% in fiscal 2005. The decrease in fiscal 2006 primarily reflected a lower volume of fixed income unit trust sales, partially offset by higher equity unit trust sales, which generate lower revenues in comparison with fixed income unit trust sales. The increase in fiscal 2005 was primarily due to a higher volume of unit trust sales. Unit trust sales volume increased 20% to $7.3 billion in fiscal 2006 and increased 11% to $6.1 billion in fiscal 2005.

Principal Transactions-Investments.    Asset Management principal transaction investment revenues consist primarily of gains and losses on investments associated with the Company’s private equity activities and capital investments in certain of the Company’s investment funds, primarily in alternative products.

Principal transaction net investment gains aggregating $139 million were recognized in fiscal 2006 as compared with $326 million in fiscal 2005. The results in both fiscal years primarily reflected net investment gains on certain investments in the Company’s private equity portfolio, including Aventine Renewable Energy Holdings, LLC. Fiscal 2005’s results also included a net investment gain on Triana Energy Holdings, LLC.

Private equity investments generally are held for appreciation. It is not possible to determine when the Company will realize the value of such investments since, among other factors, such investments generally are subject to significant sales restrictions. Moreover, estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

Commissions.    Asset Management primarily generates commission revenues from dealer and distribution concessions on sales of certain funds. Commission revenues decreased 14% in fiscal 2006 and increased 7% in fiscal 2005. The decrease in fiscal 2006 was primarily due to a decrease in commissionable sales of certain fund products, while fiscal 2005 reflected an increase in such commissionable sales.

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

Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At November 30,			Average for
	2006	2005(1)	2004(1)	Fiscal 2006	Fiscal 2005(1)	Fiscal 2004(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Americas Retail Morgan Stanley brand	$57	$62	$67	$59	$64	$66
Americas Retail Van Kampen brand	94	88	79	90	84	75
Americas Intermediary(2)	63	48	47	55	45	41
U.S. Institutional	88	87	89	87	88	86
Non-U.S.	88	67	59	77	62	53

Total long-term assets under management or supervision	390	352	341	368	343	321

Institutional money markets/liquidity	49	33	31	39	33	18
Retail money markets	35	46	52	40	49	51

Total money markets	84	79	83	79	82	69

Total assets under management or supervision	474	431	424	447	425	390
Share of minority interest assets(3)	4	—	—	—	—	—

Total	$478	$431	$424	$447	$425	$390

Assets under management or supervision by asset class:
Equity	$239	$218	$198	$228	$207	$183
Fixed income	94	91	104	91	96	103
Money market	84	79	83	79	82	69
Alternative investments	21	19	19	20	19	18
Real estate	22	12	9	16	10	7

Subtotal	460	419	413	434	414	380
Unit trusts	14	12	11	13	11	10

Total assets under management or supervision	474	431	424	447	425	390
Share of minority interest assets(3)	4	—	—	—	—	—

Total	$478	$431	$424	$447	$425	$390

(1)	Certain prior-year information has been reclassified to conform to the current year’s presentation.
(2)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(3)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Activity in Asset Management’s customer assets under management or supervision during fiscal 2006 and fiscal 2005 were as follows:

	Fiscal 2006	Fiscal 2005
	(dollars in billions)
Balance at beginning of period	$431	$424
Net flows by distribution channel:
Americas Retail Morgan Stanley brand	(10)	(11)
Americas Retail Van Kampen brand	(2)	3
Americas Intermediary(1)	9	(2)
U.S. Institutional	(14)	(12)
Non-U.S.	5	7

Net outflows excluding money markets	(12)	(15)

Money market net flows:
Institutional	13	3
Retail	(13)	(7)

Total money market net flows	—	(4)

Net market appreciation	55	26

Total net increase	43	7
Net increase in share of minority interest assets(2)	4	—

Balance at end of period	$478	$431

(1)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(2)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net outflows (excluding money markets) in fiscal 2006 were primarily associated with the Company’s U.S. Institutional products and Americas Retail Morgan Stanley branded products, partially offset by positive flows into Americas Intermediary products. For fiscal 2006, positive flows into institutional liquidity assets were offset by outflows from certain money market funds that were impacted by the growth of the Global Wealth Management Group’s bank deposit program.

Asset management, distribution and administration fees increased 2% in fiscal 2006 and 3% in fiscal 2005. The increase in both periods was due to higher management and administration fees, partially offset by lower distribution fees. The higher management and administration fees in fiscal 2006 and fiscal 2005 were associated with increases in average assets under management of 5% and 9%, respectively.

Non-Interest Expenses.    Non-interest expenses increased 8% in fiscal 2006. Fiscal 2005 included a reduction in non-interest expenses from Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001 (see “Other Items—Insurance Settlement” herein). Compensation and benefits expense increased 22% in fiscal 2006, primarily reflecting higher incentive-based compensation costs as well as the impact of new hires. In addition, fiscal 2006 included Asset Management’s share ($20 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Other Items—Stock-Based Compensation” herein), while fiscal 2005 included Asset Management’s share ($41 million) of the costs associated with senior management changes (see “Other Items—Senior Management Compensation Charges” herein). Excluding compensation and benefits expense and the insurance settlement, non-interest expenses decreased 4%. Brokerage, clearing and exchange fees decreased 14%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expense increased 11%, primarily due to higher advertising and marketing costs.

Fiscal 2005’s total non-interest expenses decreased 1%, including Asset Management’s share ($43 million) of the insurance settlement related to the events of September 11, 2001. Excluding the insurance settlement, non-interest expenses increased 2%. Compensation and benefits expense increased 9%, primarily reflecting higher incentive-based compensation costs due to higher net revenues and Asset Management’s share ($41 million) of the costs associated with senior management changes. Brokerage, clearing and exchange fees decreased 7%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Marketing and business development expense increased 19%, primarily due to higher promotional costs associated with the Company’s Van Kampen products. Professional services expense increased 6% due to higher sub-advisory fees, partially offset by lower legal and consulting fees. Other expenses decreased 20%, primarily due to a reduction in legal reserves resulting from the resolution of certain legal matters, partially offset by higher insurance expense.

DISCOVER

INCOME STATEMENT INFORMATION

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Merchant, cardmember and other fees, net	$1,167	$1,323	$1,317
Servicing and securitization income	2,338	1,609	1,921
Other revenue	35	5	10

Total non-interest revenues	3,540	2,937	3,248

Interest revenue	2,458	2,174	1,859
Interest expense	952	781	648

Net interest income	1,506	1,393	1,211
Provision for consumer loan losses	756	878	926

Net credit income	750	515	285

Net revenues	4,290	3,452	3,533

Total non-interest expenses	2,703	2,531	2,312

Income before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	1,587	921	1,221
Losses from unconsolidated investees	3	—	—
Provision for income taxes	506	340	443

Income before cumulative effect of accounting change, net	$1,078	$581	$778

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover (see “Other Items—Discover Spin-off” herein).

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees, net, include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction processing fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases.

In fiscal 2006, Merchant, cardmember and other fees, net, decreased 12%, primarily due to higher cardmember rewards and lower merchant discount revenues, partially offset by higher cardmember and other fees. The increase in cardmember rewards reflected record sales volume and the impact of promotional programs. The decrease in merchant discount revenues was due to higher allocations of interchange revenue to securitization transactions, partially offset by record sales volume. For securitization transactions completed on or after November 3, 2004, the Company allocated interchange revenue to new securitization transactions, which has the effect of decreasing Merchant, cardmember and other fees, net, and increasing Servicing and securitization income. During fiscal 2006, the Company had a higher level of outstanding securitization transactions receiving interchange revenue allocations than in the prior year. The increase in sales volume reflected increased cardmember usage and the acquisition of Goldfish in February 2006 (see “Other Items—Business and Other Acquisitions and Dispositions” herein). The increase in cardmember and other fees was primarily related to higher balance transfer fees, lower fee net charge-offs and higher credit protection fees.

In fiscal 2005, Merchant, cardmember and other fees, net, were relatively unchanged as higher transaction processing revenues were offset by higher net cardmember rewards. The increase in transaction processing revenues was related to the acquisition of PULSE on January 12, 2005 (see “Other Items—Business and Other Acquisitions and Dispositions” herein). The increase in net cardmember rewards reflected record sales volume and the impact of promotional programs.

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

The table below presents the components of Servicing and securitization income:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Merchant, cardmember and other fees, net	$1,014	$694	$650
Other revenue	159	(78)	(8)

Total non-interest revenues	1,173	616	642

Interest revenue	3,709	3,530	3,842
Interest expense	1,398	1,025	692

Net interest income	2,311	2,505	3,150
Provision for consumer loan losses	1,146	1,512	1,871

Net credit income	1,165	993	1,279

Servicing and securitization income	$2,338	$1,609	$1,921

Servicing and securitization income is affected by the level of securitized loans, the spread between the net interest yield on the securitized loans and the yield paid to the investors, the rate of credit losses on securitized loans and the level of merchant, cardmember and other fees earned. The Other revenue component of Servicing and securitization income includes net securitization gains and losses on general purpose credit card loans and the change in the fair value of the Company’s retained interests in general purpose credit card asset securitizations.

Servicing and securitization income increased 45% in fiscal 2006, primarily due to a lower Provision for consumer loan losses, higher Merchant, cardmember and other fees, net, and higher Other revenue, partially offset by lower net interest revenues. The lower Provision for consumer loan losses was primarily attributable to a lower level of average securitized general purpose credit card loans and a lower rate of net principal charge-offs on the securitized general purpose credit card loan portfolio. The increase in Merchant, cardmember and other fees, net, primarily reflected a higher level of outstanding securitization transactions that received interchange revenues. The increase in Other revenue was attributable to an increase in the fair value of the Company’s retained interests in securitized receivables, primarily resulting from a continued favorable impact on charge-offs following the enactment of federal bankruptcy legislation effective in October 2005. The increase in Other revenue also reflected higher levels of general purpose credit card securitization transactions and a decrease in net gain amortization related to prior securitization transactions. The decrease in net interest revenues was primarily attributable to a lower net interest spread and a lower level of average securitized general purpose credit card loans.

In fiscal 2005, Servicing and securitization income decreased 16%, reflecting lower net interest revenues and Other revenue, partially offset by a lower Provision for consumer loan losses and higher Merchant, cardmember and other fees, net. The decrease in net interest revenues was attributable to a lower level of average securitized general purpose credit card loans and a higher weighted average coupon rate paid to investors associated with the higher short-term interest rate environment. The interest yield was relatively unchanged from fiscal 2004 as the impact of the increase in the prime rate was offset by a decline in higher rate loans due to improved credit quality and various pricing initiatives. The decrease in Other revenue was primarily due to a lower level of securitized receivables and a decline in the fair value of the Company’s retained interests in securitized receivables as a result of an increase in bankruptcy notifications and its impact on future charge-offs. The lower Provision for consumer loan losses was primarily attributable to a lower rate of net principal charge-offs related to the securitized general purpose credit card loan portfolio and a lower level of average securitized general purpose credit card loans, partially offset by an increase in bankruptcy charge-offs. The increase in Merchant, cardmember and other fees, net, reflected the allocation of interchange revenue to certain securitization transactions and lower fee net charge-offs, partially offset by lower assessed late payment and overlimit fees.

The net proceeds received from general purpose credit card asset securitizations were $8,738 million in fiscal 2006 and $7,240 million in fiscal 2005. The credit card asset securitization transactions completed in fiscal 2006 have expected maturities ranging from approximately three to seven years from the date of issuance.

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

Net interest income increased 8% in fiscal 2006 due to an increase in Interest revenue, partially offset by an increase in Interest expense. The increase in Interest revenue was due to an increase in average owned general purpose credit card loans and a higher interest yield. The increase in average owned general purpose credit card loans was due to the acquisition of Goldfish, record sales volume and a lower level of average securitized general purpose credit card loans. The increase in Interest expense was primarily related to an increase in the Company’s average cost of borrowings and a higher level of average interest bearing liabilities, primarily to support the increase in average owned general purpose credit card loans.

Net interest income increased 15% in fiscal 2005 due to an increase in Interest revenue, partially offset by an increase in Interest expense. The increase in Interest revenue was primarily due to an increase in average general purpose credit card loans, which was partly attributable to a higher level of securitization maturities and the deferment of new securitization transactions due to the exploration of the potential spin-off of Discover in fiscal 2005. The increase in Interest expense was largely due to a higher level of average interest bearing liabilities, primarily to support the increase in average general purpose credit card loans.

The following tables present analyses of Discover’s average balance sheets and interest rates in fiscal 2006, fiscal 2005 and fiscal 2004 and changes in net interest income during those fiscal years:

Average Balance Sheet Analysis.

	Fiscal 2006			Fiscal 2005			Fiscal 2004
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$21,647	10.39%	$2,248	$19,932	10.12%	$2,017	$17,608	10.05%	$1,770
Other consumer loans	185	7.32	14	364	7.64	28	427	8.14	35
Investment securities	60	3.99	2	52	1.86	1	40	1.92	1
Other	3,654	5.30	194	3,426	3.74	128	2,526	2.11	53

Total interest earning assets	25,546	9.62	2,458	23,774	9.15	2,174	20,601	9.02	1,859
Allowance for loan losses	(802)			(864)			(972)
Non-interest earning assets	2,629			2,479			2,343

Total assets	$27,373			$25,389			$21,972

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Savings	$1,710	4.86%	$83	$691	2.89%	$20	$688	1.05%	$7
Brokered	10,920	4.68	511	11,639	4.38	510	8,601	5.07	436
Other time	1,665	4.57	76	2,190	3.71	81	2,154	3.33	72

Total interest bearing deposits	14,295	4.69	670	14,520	4.21	611	11,443	4.50	515
Other borrowings	5,536	5.09	282	4,131	4.10	170	4,247	3.14	133

Total interest bearing liabilities	19,831	4.80	952	18,651	4.19	781	15,690	4.13	648
Shareholder’s equity/other liabilities	7,542			6,738			6,282

Total liabilities and shareholder’s equity	$27,373			$25,389			$21,972

Net interest income			$1,506			$1,393			$1,211

Net interest margin(1)			5.90%			5.86%			5.88%
Interest rate spread(2)		4.82%			4.96%			4.89%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Fiscal 2006 vs. Fiscal 2005			Fiscal 2005 vs. Fiscal 2004
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$174	$57	$231	$233	$14	$247
Other consumer loans	(14)	—	(14)	(5)	(2)	(7)
Investment securities	—	1	1	—	—	—
Other	9	57	66	19	56	75

Total interest revenue	162	122	284	285	30	315

Interest Expense
Interest bearing deposits:
Savings	29	34	63	—	13	13
Brokered	(32)	33	1	154	(80)	74
Other time	(19)	14	(5)	1	8	9

Total interest bearing deposits	(9)	68	59	138	(42)	96
Other borrowings	58	54	112	(3)	40	37

Total interest expense	49	122	171	122	11	133

Net interest income	$113	$—	$113	$163	$19	$182

Provision for Consumer Loan Losses.    The Provision for consumer loan losses is the amount necessary to establish the allowance for consumer loan losses at a level that the Company believes is adequate to absorb estimated losses in its consumer loan portfolio at the balance sheet date. The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the owned consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio. The allowance is evaluated quarterly for adequacy and is established through a charge to the Provision for consumer loan losses. In estimating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact credit losses, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties.

The Company’s provision for consumer loan losses was $756 million, $878 million and $926 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company’s allowance for consumer loan losses was $831 million at November 30, 2006 and $838 million at November 30, 2005.

The provision for consumer loan losses decreased 14% in fiscal 2006. The decrease reflected lower net charge-offs and a lower net reduction of reserves as compared with the prior year. The decrease in net charge-offs primarily reflected a decline in bankruptcy filings following the federal bankruptcy legislation effective in October 2005 and improved portfolio credit quality. The net reduction in reserves in fiscal 2006 was approximately $71 million as compared with approximately $100 million in the prior year.

In fiscal 2005, the provision for consumer loan losses decreased 5%, primarily due to a higher net reduction of reserves and lower net charge-offs as compared with fiscal 2004 due to improvement in credit quality in the

Company’s consumer loan portfolio, partially offset by the impact of higher bankruptcy filings in advance of the new U.S. bankruptcy legislation effective in October 2005. The net reduction in reserves in fiscal 2005 totaled approximately $100 million as compared with a net reduction of approximately $60 million in fiscal 2004.

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

Delinquency rates in both the over 30-day and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios in fiscal 2006, reflecting strong portfolio credit quality and the continued favorable impact following federal bankruptcy legislation effective in fiscal 2005 (see “Managed General Purpose Credit Card Loan Data” herein). While credit costs are expected to continue to rise, the Company expects charge-off rates to remain relatively low and reach between 4.5% and 5.0% by the end of fiscal 2007.

In fiscal 2005, delinquency rates in both the over 30-day and over 90-day categories and net principal charge-off rates were lower for both the owned and managed portfolios, reflecting improvements in portfolio credit quality (see “Managed General Purpose Credit Card Loan Data” herein). The improvement in net principal charge-off rates was partially offset by an increase in bankruptcy charges-offs related to consumers filing for bankruptcy in advance of the new U.S. bankruptcy legislation effective in October 2005.

In response to industry-wide regulatory guidance, the Company has increased minimum payment requirements on certain general purpose credit card loans. Bank regulators have discretion to interpret the guidance or its application, and changes in such guidance or its application by the regulators could impact minimum payment requirements. Increases in minimum payment requirements could negatively impact future levels of general purpose credit card loans and related interest and fee revenue and charge-offs.

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

Non-Interest Expenses.    Non-interest expenses increased 7% in fiscal 2006. Compensation and benefits expense increased 7% and included Discover’s share ($10 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Other Items—Stock-Based Compensation” herein) as well as an increase in salaries and wages. Fiscal 2005 included Discover’s share ($29 million) of the costs associated with senior management changes (see “Other Items—Senior Management Compensation Charges” herein). Information processing and communications expense increased 10%, primarily due to higher data and transaction processing costs related to the acquisition of Goldfish in February 2006. Marketing and business development expense increased 3% due to increased marketing costs associated with account acquisitions, the launch of the Discover Business Card and higher advertising expenses due to the branding campaign launched at the end of the third quarter of fiscal 2006. Professional services expense increased 25% due to higher legal fees and investments in infrastructure and technology.

Fiscal 2005’s non-interest expenses increased 9% from fiscal 2004, partially resulting from the acquisition of PULSE (see “Other Items—Business and Other Acquisitions and Dispositions” herein). Compensation and benefits expense increased 15%, including Discover’s share ($29 million) of the costs associated with senior management changes, as well as an increase in personnel costs, including salaries and benefits. Excluding compensation and benefits expense, non-interest expenses increased 7%. Marketing and business development expense increased 2% due to increased marketing and advertising costs. Professional services expense increased 12% due to higher consulting fees, partially related to the exploration of the potential spin-off of Discover in fiscal 2005 and an increase in legal and account collection fees. Other expenses increased 16%, primarily reflecting an increase in certain operating expenses, including accruals for losses associated with cardmember fraud and higher legal accruals.

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

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (“owned” loan basis). Managed loan data assume that the Company’s securitized loan receivables have not been sold and present the results of the securitized loan receivables in the same manner as the Company’s owned loans. The Company operates its Discover business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a comparison with industry competitors.

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Fiscal 2006				Fiscal 2005				Fiscal 2004
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$21,647	4.98%	10.39%	5.59%	$19,932	2.92%	10.12%	5.94%	$17,608	4.43%	10.05%	5.92%
Securitized	26,560	4.06%	13.96%	8.69%	27,398	2.12%	12.88%	9.16%	29,779	2.62%	12.90%	10.56%

Managed	$48,207	2.24%	12.36%	7.29%	$47,330	1.23%	11.72%	7.81%	$47,387	1.65%	11.84%	8.88%

(1)	Return on receivables is equal to Discover income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Fiscal 2006			Fiscal 2005			Fiscal 2004
		Delinquency Rates			Delinquency Rates			Delinquency Rates
	Period- End Loans	Over 30 Days	Over 90 Days	Period- End Loans	Over 30 Days	Over 90 Days	Period- End Loans	Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$23,588	3.22%	1.53%	$22,496	3.69%	1.62%	$19,724	4.08%	1.97%
Securitized	26,703	3.76%	1.75%	24,440	4.24%	1.87%	28,537	4.87%	2.34%

Managed	$50,291	3.51%	1.65%	$46,936	3.98%	1.75%	$48,261	4.55%	2.18%

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net Principal Charge-offs:
Owned	3.79%	4.84%	5.53%
Securitized	4.31%	5.52%	6.28%
Managed	4.08%	5.23%	6.00%

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net Total Charge-offs (inclusive of interest and fees):
Owned	5.15%	6.59%	7.68%
Securitized	6.15%	7.72%	9.01%
Managed	5.70%	7.25%	8.51%

Other Items.

Staff Accounting Bulletin No. 108.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective August 31, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for the items described below. The Company considers these adjustments to be immaterial to prior annual periods.

Trust Preferred Securities.    The Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 to reflect a change in its hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The change is being made following a clarification by the SEC of its interpretation of SFAS No. 133 related to the accounting for fair value hedges of fixed-rate trust preferred securities.

Since January 2005, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s clarification of SFAS No. 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest rate risk on these trust preferred securities effective August 2006 and adjusted its financial results as if hedge accounting was never applied. Prospectively, the Company will manage the interest rate risk on these securities as part of its overall asset liability management.

Compensation and Benefits.    The Company also adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for two compensation and benefits accruals. Such accruals are related to (i) the overaccrual of certain payroll taxes in certain non-U.S. locations, primarily in the U.K., which arose in fiscal 2000 through fiscal 2006 and (ii) an adjustment to the amortization expense associated with stock-based compensation awards, which arose in fiscal 2003 and fiscal 2004.

Impact of Adjustments.    The impact of each of the items noted above on fiscal 2006 opening Shareholders’ equity and Retained earnings and on Net income for the first and second quarters of fiscal 2006 is presented below (dollars in millions):

	Trust Preferred Securities	Non-U.S. Payroll Taxes	Amortization of Stock- Based Compensation Awards	Total
Cumulative effect on Shareholders’ equity as of December 1, 2005	$(84)	$38	$12	$(34)
Cumulative effect on Retained earnings as of December 1, 2005	$(84)	$38	$(22)	$(68)
Effect on:
Net income for the three months ended February 28, 2006	$(1)	$14	$—	$13
Net income for the three months ended May 31, 2006	$(116)	$—	$—	$(116)
Net income for the six months ended May 31, 2006	$(117)	$14	$—	$(103)

The aggregate impact of these adjustments is summarized below (dollars in millions, except per share data):

As of and for the Three Months Ended February 28, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$15,988	$12	$16,000
Other liabilities	$14,984	$(98)	$14,886
Long-term borrowings	$121,395	$131	$121,526
Shareholders’ equity	$30,124	$(21)	$30,103
Principal transactions trading revenue	$3,067	$13	$3,080
Compensation and benefits expense	$4,183	$(22)	$4,161
Interest expense	$9,481	$15	$9,496
Net income	$1,561	$13	$1,574
Diluted EPS	$1.47	$0.01	$1.48
Annualized return on common equity	21.1%	0.2%	21.3%

As of and for the Three Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$17,651	$12	$17,663
Other liabilities	$18,159	$(162)	$17,997
Long-term borrowings	$127,985	$311	$128,296
Shareholders’ equity	$32,255	$(137)	$32,118
Principal transactions trading revenue	$3,735	$(170)	$3,565
Compensation and benefits expense	$3,723	$—	$3,723
Interest expense	$9,988	$9	$9,997
Net income	$1,957	$(116)	$1,841
Diluted EPS	$1.86	$(0.11)	$1.75
Annualized return on common equity	25.1%	(1.4)%	23.7%

For the Six Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Principal transactions trading revenue	$6,802	$(157)	$6,645
Compensation and benefits expense	$7,906	$(22)	$7,884
Interest expense	$19,469	$24	$19,493
Net income	$3,518	$(103)	$3,415
Diluted EPS	$3.33	$(0.10)	$3.23
Annualized return on common equity	23.1%	(0.6)%	22.5%

Stock-Based Compensation.

The Company early adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective approach as of December 1, 2004. SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Upon adoption, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share in fiscal 2005 by $0.05.

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

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $270 million in fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($190 million), Global Wealth Management Group ($50 million), Asset Management ($20 million) and Discover ($10 million) business segments.

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that were granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (which occurred in December 2006).

As a result, fiscal 2006 stock-based compensation expense primarily included the following costs:

•	amortization of fiscal 2003 year-end awards;

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	the full cost of fiscal 2005 year-end awards to retirement eligible employees (made in December 2005); and

•	the full cost of fiscal 2006 year-end awards to retirement eligible employees (made in December 2006).

Fiscal 2007 stock-based compensation expense will primarily include the following costs:

•	amortization of fiscal 2004 year-end awards;

•	amortization of fiscal 2005 year-end awards to non-retirement eligible employees;

•	amortization of fiscal 2006 year-end awards to non-retirement eligible employees; and

•	the full cost of fiscal 2007 year-end awards to retirement eligible employees (expected to be made in December 2007).

Fiscal 2003 and fiscal 2004 year-end awards are generally amortized over three and four years, while fiscal 2005 and fiscal 2006 year-end awards are generally amortized over two and three years.

Discontinued Operations.

As described in Note 18 to the consolidated financial statements, on August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and reported as discontinued operations in the Company’s consolidated financial statements.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it would sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. The sale was completed on March 24, 2006. The results for discontinued operations in fiscal 2006 include a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing. The results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax) to reflect the write-down of the aircraft leasing business to its estimated fair value in accordance with SFAS No. 144.

In fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million pre-tax loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold. In addition, during fiscal 2004, the Company recorded aircraft impairment charges in accordance with SFAS No. 144.

The table below provides information regarding the pre-tax loss on discontinued operations and the aircraft impairment charges that are included in these amounts (dollars in millions):

	Fiscal Year
	2006	2005	2004
Pre-tax loss from discontinued operations	$42	$486	$172
Aircraft impairment charges	—	—	109

Fiscal 2006 reflected a net loss of $25 million on discontinued operations, which included the results of operations of the aircraft leasing business through the date of sale. Fiscal 2005 and fiscal 2004 reflected a net loss on discontinued operations of $302 million and $103 million, respectively.

Discover Spin-off.

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover in order to enhance shareholder value. The Discover Spin-off will allow the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments. The Discover Spin-off is subject to regulatory approval and other customary conditions, and is expected to occur in the third quarter of fiscal 2007. At the time of the Discover Spin-off, shareholders of the Company will receive shares in Discover on a tax-free basis.

Business and Other Acquisitions and Dispositions.

Subsequent to Fiscal 2006.

CityMortgage Bank.    On December 21, 2006, the Company acquired CityMortgage Bank (“CityMortgage”), a leading Moscow-based mortgage bank that specializes in originating, servicing and securitizing residential mortgage loans in the Russian Federation. The results of CityMortgage will be included within the Institutional Securities business segment.

Olco Petroleum Group Inc.    On December 15, 2006, the Company acquired a 60% equity stake in Olco Petroleum Group Inc. (“Olco”), a petroleum products marketer and distributor based in eastern Canada. The results of Olco will be included within the Institutional Securities business segment.

Quilter.    On December 13, 2006, the Company announced that it had reached an agreement to sell Quilter, its standalone U.K. mass affluent business. The transaction is expected to close during the first quarter of fiscal 2007. The results of Quilter have been included within the Global Wealth Management Group business segment.

Saxon Capital, Inc.    On December 4, 2006, the Company acquired Saxon Capital, Inc. (“Saxon”), a servicer and originator of residential mortgages. The results of Saxon will be included within the Institutional Securities business segment.

FrontPoint Partners.    On December 4, 2006, the Company acquired FrontPoint Partners (“FrontPoint”), a leading provider of absolute return investment strategies. The results of FrontPoint will be included within the Asset Management business segment.

Fiscal 2006.

Lansdowne Partners.    On November 1, 2006, the Company acquired a 19% stake in Lansdowne Partners (“Lansdowne”), a London-based investment manager. The investment in Lansdowne is accounted for under the equity method of accounting within the Asset Management business segment.

Avenue Capital Group.    On October 30, 2006, the Company formed a strategic alliance with Avenue Capital Group (“Avenue”), a New York-based investment manager with approximately $12 billion in assets under management. The Company acquired a minority interest in Avenue. The investment in Avenue is accounted for under the equity method of accounting within the Asset Management business segment.

Nan Tung Bank.    On September 29, 2006, the Company acquired Nan Tung Bank Ltd. Zhuhai (“Nan Tung”), a bank in the People’s Republic of China. Since the acquisition date, the results of Nan Tung have been included within the Institutional Securities business segment.

TransMontaigne.    On September 1, 2006, the Company acquired TransMontaigne and its affiliates, a group of companies operating in the refined petroleum products marketing and distribution business. Since the acquisition date, the results of TransMontaigne and its affiliates have been included within the Institutional Securities business segment.

Heidmar Group.    On September 1, 2006, the Company acquired the Heidmar Group of companies that provides international shipping and U.S. marine logistics services. Since the acquisition date, the results of the Heidmar Group of companies have been included within the Institutional Securities business segment.

Office Building.    On June 19, 2006, the Company purchased a majority interest in a joint venture that indirectly owns title to 522 Fifth Avenue, a 23-floor office building in New York City (the “Building”), for approximately $420 million. Concurrently, the Company entered into an occupancy agreement with the joint venture pursuant to which the Company will occupy the office space in the Building (approximately 580,000 square feet).

Goldfish.    On February 17, 2006, the Company acquired the Goldfish credit card business in the U.K. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was $1,676 million, which was paid in cash in February 2006.

Fiscal 2005.

PULSE.    On January 12, 2005, the Company acquired PULSE, a U.S.-based automated teller machine/debit and electronic funds transfer network currently serving banks, credit unions, and savings and other financial institutions. Since the acquisition date, the results of PULSE have been included within the Discover business segment.

Fiscal 2004.

Barra.    On June 3, 2004, the Company acquired Barra, a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. Since the acquisition date, the results of Barra have been included within the Institutional Securities business segment. In February 2005, the Company sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra.

Coleman Litigation.

On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. The complaint relates to the 1998 merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”). The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others. On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the consolidated statement of financial condition is $1,840 million of money market deposits that have been pledged to obtain the supersedeas bond. The Company filed its initial brief in support of its appeal on December 7, 2005, and, on June 28, 2006, the Court of Appeal heard oral argument. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the consolidated financial condition of the Company and/or the Company’s or Institutional Securities’ operating results and cash flows for a particular future period, and the upper end of the range could exceed $1.4 billion. For further information, see Note 9 to the consolidated financial statements.

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

The pre-tax gain was recorded as a reduction to non-interest expenses and is included within the Global Wealth Management Group ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) business segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording $109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) business segments. The impact of this correction was not material to the pre-tax income of each of the segments or to the Company.

Senior Management Compensation Charges.

Compensation and benefits expense in fiscal 2005 included charges for certain members of senior management related to severance and new hires, which increased non-interest expenses by approximately $311 million. These compensation charges were allocated to the Company’s business segments as follows: Institutional Securities ($193 million), Global Wealth Management Group ($48 million), Asset Management ($41 million) and Discover ($29 million).

Tax Matters.

Income Tax Examinations.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999-2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

Fiscal 2006 included an income tax benefit of $280 million, or $0.27 per diluted share, related to the resolution of the IRS examination of years 1994-1998.

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

In fiscal 2006, fiscal 2005 and fiscal 2004, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2006	2005	2004
	(dollars in millions)
Losses from unconsolidated investees	$228	$311	$328
Tax credits	159	336	351
Tax benefits on losses	90	124	132

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2006 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Due to the high level of crude oil prices in fiscal 2006 and continued uncertainty regarding the value of tax credits associated with synthetic fuel investments, all of the Company’s investees idled production at their synthetic fuel production facilities during the second and third quarters of fiscal 2006. In the fourth quarter of fiscal 2006, all of the Company’s investees began production at their synthetic fuel production facilities, largely due to a decline in the level of crude oil prices in the fourth quarter as compared with the second and third quarters of fiscal 2006. Additionally, based on fiscal year to date and futures prices at November 30, 2006, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2006. The impact of this anticipated partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the fiscal year ended November 30, 2006.

The Company has entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to global representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Global Wealth Management Group business segment in the fourth quarter of fiscal 2004. Such adjustment reduced fiscal 2004 net income by approximately $50 million and basic and diluted earnings per share by $0.05.

Pension Plans.

Contributions.    The Company made contributions of $114 million and $272 million to its U.S. and non-U.S. defined benefit pension plans in fiscal 2006 and fiscal 2005, respectively. These contributions were funded with cash from operations and were recorded as a component of prepaid pension benefit cost in the Company’s consolidated statements of financial condition.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations; for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”). At November 30, 2006, there were no minimum required ERISA contributions for the Company’s U.S. pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Liabilities for benefits payable under its unfunded supplementary plans are accrued by the Company and are funded when paid to the beneficiaries.

Pension Expense.    In accordance with U.S. GAAP, the Company recognizes the compensation cost of employee’s pension benefits (including prior service cost) over the employee’s approximate service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets.

The assumed discount rate, which reflects the rates at which pension benefits could be effectively settled, is used to measure the projected and accumulated benefit obligations and to calculate the service cost and interest cost. For fiscal 2006 and fiscal 2005, the assumed discount rate for all U.S. plans was selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the Qualified Plan liabilities. The pension discount yield curve represents spot discount yields based on the duration implicit in a representative broad-based Aa corporate bond universe of high-quality fixed income investments. It includes only bonds of reasonable issue size and excludes certain types of bonds, such as callable bonds. As of November 30, 2006, the Qualified Plan liabilities represented 79% of the total liabilities of the Company’s U.S. and non-U.S. pension plans combined. The Company, in consultation with its independent actuaries, set the assumed discount rates used for non-U.S. pension plans based on the nature of liabilities, local economic environments and available bond indices.

The expected long-term rate of return on assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes based on the target asset allocations and taking into consideration estimated expenses and the benefits of diversification and the rebalancing of the portfolio. This rate is expected to remain the same from one year to the next, but is adjusted when there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

As of November 30, 2006, the Qualified Plan assets represented 89% of the total assets of the Company’s U.S. and non-U.S. pension plans combined. To better align the duration of plan assets with the duration of plan liabilities, the Qualified Plan’s target asset allocation policy was changed in September 2005 from 50%/50% equity/fixed income to 45%/55% equity/fixed income, and the duration of the fixed income portfolio was extended from 13 to 18 years. As a result, the Company, in consultation with its independent investment consultants and actuaries, lowered its expected long-term rate of return on its Qualified Plan assets from 7.00% to 6.75% for fiscal 2006 (see Note 15 to the consolidated financial statements). The impact of this change was not material to the Company’s consolidated results of operations in fiscal 2006. The preliminary expected long-term rate of return on Qualified Plan assets remains unchanged at 6.75% for fiscal 2007.

The Company’s fiscal 2006 expected long-term rate of return on assets for its Qualified Plan was based on the following target asset allocation:

	Target Investment Mix	Expected Annual Return(1)
Domestic equity:
Large capitalization	30%	8.0%
Small capitalization	3%	8.4%

International equity	12%	8.4%

Fixed income:
Long-term government/corporate	55%	5.0%

(1)	These returns do not include the impact of diversification on the overall expected portfolio return.

Each year the Company compares its initial estimate of the expected long-term rate of return on assets for the Qualified Plan (and adjusts, if necessary) with a portfolio return calculator model (the “Portfolio Model”) that produces a range of expected returns for the portfolio. Return assumptions used are forward-looking gross returns that are not developed solely by an examination of historical returns. The Portfolio Model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. Corporate bond spreads and equity risk premiums, based on current market conditions, are then added to develop the return expectations for each asset class. The resulting expected portfolio investment is then adjusted downward to reflect assumed expenses, which include investment and transaction fees that typically are paid from plan assets, added to the cost basis or subtracted from sale proceeds, as well as administrative expenses paid from plan assets.

The Company uses the expected long-term rate of return on plan assets to compute the expected return on assets component of pension expense. For the Qualified Plan, expected returns are computed based on a market-related value of assets. The market-related value of assets is a smoothed actuarial value of assets equal to a moving average of market values in which investment income is recognized over a five-year period. The market-related value of assets must be no greater than 120% and no less than 80% of the market value of assets. Investment income equal to the expected return on the plan’s assets as calculated for the prior year’s expense is recognized immediately. Any difference between the actual investment income (on a market-value basis) and the expected return is recognized over a five-year period in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Other assumptions, including mortality rates, long-term salary growth and employee turnover rates, are set by the Company in consultation with its independent actuaries. These assumptions are tested every year by monitoring gains and losses, performing assumption studies as needed, and monitoring Company objectives and actuarial trends. These assumptions are adjusted whenever necessary.

The Company amortizes (as a component of pension expense) unrecognized net gains and losses over the average future service of active participants (5 to 20 years depending upon the plan) to the extent that the gain/loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The loss amortization component for the U.S. and the non-U.S. pension plans was $60 million for fiscal 2006 (33% of pension expense) and $49 million for fiscal 2005 (31% of pension expense).

Accounting Developments.

Determining the Variability in Variable Interest Entities.    In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively on September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s consolidated financial statements.

Limited Partnerships.    In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006 and has elected to fair value only certain hybrid financial instruments acquired, issued or subject to a remeasurement event after December 1, 2006.

Accounting for Servicing of Financial Assets.    In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and has elected to fair value certain servicing rights held as of the date of adoption. This election did not have a material impact on the Company’s opening balance of Retained earnings as of December 1, 2006. The Company will also elect to fair value certain servicing rights acquired after December 1, 2006.

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

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of retained earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption. With the adoption of SFAS No. 157, the Company will no longer apply the revenue recognition criteria of EITF Issue No. 02-3. The Company is currently unable to quantify the impact, if any, that this change in accounting methodology will have on its results of operations in fiscal 2007, since such impact will be dependent upon, among other things, the nature, volume and size of structured derivative transactions that the Company may enter into during fiscal 2007.

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that SFAS No. 158 will have on its consolidated results of operations and cash flows. However, if SFAS No. 158 were to be applied by the Company as of November 30, 2006, based on a September 30, 2006 measurement date, the effect on its consolidated statement of financial position would be an after-tax charge to Shareholders’ equity of approximately $355 million.

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Financial Instruments Used For Trading and Investment.

Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected in Principal transactions trading and investment revenues in the consolidated statements of income. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The following table presents the valuation of the Company’s cash products included within Financial instruments owned and Financial instruments sold, not yet purchased by level of price transparency (dollars in millions):

	At November 30, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Observable market prices, parameters or derived from observable prices or parameters	$295,547	$124,708	$203,590	$101,972
Reduced or no price transparency	29,863	920	11,131	76

Total	$325,410	$125,628	$214,721	$102,048

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At November 30, 2006		At November 30, 2005
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$12,554	$17,094	$4,491	$8,151
OTC	42,889	40,397	41,403	36,801

Total	$55,443	$57,491	$45,894	$44,952

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. Prior to the adoption of SFAS No. 157 on December 1, 2006, the Company followed the provisions of EITF Issue No. 02-3 (see “Other Items—Accounting Developments” herein). Under EITF Issue No. 02-3, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument is not permitted. Such revenue is recognized in income at the earlier of when there is market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

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

Equity and debt investments purchased in connection with private equity and other principal investment activities initially are valued at cost to approximate fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such investments. Downward adjustments relating to such investments are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

In estimating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact credit losses, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Discover—Provision for Consumer Loan Losses” herein).

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

Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the

Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how such matters will be resolved, when they will ultimately be resolved or what the eventual settlement, fine, penalty or other relief, if any, might be.

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

Special Purpose Entities.

The Company enters into a variety of transactions with special purpose entities (“SPE”), primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds, credit card loans and other types of financial instruments. In most cases, these SPEs are deemed to be variable interest entities (“VIE”). Unless a VIE is determined to be a qualifying special purpose entity (“QSPE”), the Company is required under accounting guidance to perform an analysis of each VIE at the date upon which the Company becomes involved with it to determine whether the Company is the primary beneficiary of the VIE, in which case the Company must consolidate the VIE. QSPEs are not consolidated. The determination of whether an SPE meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether the permitted activities of the SPE are significantly limited and in determining whether derivatives held by the SPE are passive and nonexcessive. In addition, the analysis involved in determining whether an entity is a VIE, and in determining the primary beneficiary of a VIE, also requires significant judgment.

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

The Balance Sheet.

The Company monitors and evaluates the composition and size of its balance sheet. Given the nature of the Company’s market-making and customer financing activities, the size of the balance sheet fluctuates from time to time. A substantial portion of the Company’s total assets consists of highly liquid marketable securities and short-term receivables arising principally from its Institutional Securities sales and trading activities. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business.

The Company’s total assets increased to $1,120,645 million at November 30, 2006 from $898,523 million at November 30, 2005. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities), securities borrowed, receivables from customers, and securities received as collateral. The increases were largely the result of an increase in client business opportunities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FIN 46R. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of November 30, 2006 and November 30, 2005 and for the average month-end balances during fiscal 2006 and fiscal 2005:

	Balance at				Average Month-End Balance
	November 30, 2006		November 30, 2005		Fiscal 2006(1)		Fiscal 2005
	(dollars in millions, except ratio data)
Total assets	$1,120,645		$898,523		$1,022,113		$828,009
Less: Securities purchased under agreements to resell	(174,866)		(174,330)		(183,266)		(147,057)
Securities borrowed	(299,631)		(244,241)		(274,807)		(225,984)
Add: Financial instruments sold, not yet purchased	183,119		147,000		157,678		130,936
Less: Derivative contracts sold, not yet purchased	(57,491)		(44,952)		(47,176)		(42,192)

Subtotal	771,776		582,000		674,542		543,712
Less: Segregated customer cash and securities balances	(16,782)		(30,540)		(29,286)		(30,483)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(100,236)		(67,091)		(82,992)		(56,865)
Goodwill and net intangible assets	(3,350)		(2,500)		(2,886)		(2,471)

Adjusted assets	$651,408		$481,869		$559,378		$453,893

Common equity	$34,264		$29,182		$31,740		$28,501
Preferred equity	1,100		—		423		—

Shareholders’ equity	35,364		29,182		32,163		28,501
Junior subordinated debt issued to capital trusts	4,884		2,764		3,875		2,859

Subtotal	40,248		31,946		36,038		31,360
Less: Goodwill and net intangible assets	(3,350)		(2,500)		(2,886)		(2,471)

Tangible shareholders’ equity	$36,898		$29,446		$33,152		$28,889

Leverage ratio(2)	30.4	x	30.5	x	30.8	x	28.7	x

Adjusted leverage ratio(3)	17.7	x	16.4	x	16.9	x	15.7	x

(1)	The results for the Company and for the Institutional Securities segment for the first two quarters of fiscal 2006 were adjusted (see “Other Items—Staff Accounting Bulletin No. 108” herein).
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in Fiscal 2006.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months), junior subordinated debt issued to capital trusts, and Capital Units. At November 30, 2006, total capital was $162,134 million, an increase of $36,243 million from November 30, 2005.

During the 12 months ended November 30, 2006, the Company issued senior notes aggregating $49.5 billion, including non-U.S. dollar currency notes aggregating $21.3 billion and $1,989 million of junior subordinated debentures. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At November 30, 2006, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $158 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at November 30, 2006. Subsequent to fiscal year-end and through January 31, 2007, the Company’s long-term borrowings (net of repayments) increased by approximately $11 billion.

Subsequent to fiscal year-end, the Company and Morgan Stanley Finance plc, a U.K. subsidiary, announced the Company’s intention to redeem all of the outstanding Capital Units on February 28, 2007.

In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million, representing 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation.

Economic Capital.

The Company uses an economic capital model to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. The Company calculates economic capital on a going-concern basis, which is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. Business unit economic capital allocations are evaluated by benchmarking to similarly rated peer firms by business segment. The Company believes this methodology provides an indication of the appropriate level of capital for each business segment as if each were an independent operating entity.

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

The Company’s methodology is based on a going-concern approach that assigns common equity to each business unit based on regulatory capital usage plus additional capital for stress losses, including principal investment risk. Regulatory capital, including additional capital assigned for goodwill and intangible assets, is a minimum requirement to ensure the Company’s access to funding and credibility in the market. The Company believes it must be able to sustain stress losses and maintain capital substantially above regulatory minimums while supporting ongoing business activities. The difference between the Company’s consolidated book equity and aggregate common equity requirements denotes the Company’s unallocated capital position, which is not currently reflected in business segment performance metrics.

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

The following table presents the Company’s allocated average common equity (“economic capital”) during fiscal 2006 and fiscal 2005:

	Fiscal Year
	2006	2005
Average common equity (dollars in billions):
Institutional Securities	$18.2	$14.6
Global Wealth Management Group	3.2	3.7
Asset Management	2.2	1.7
Discover	4.9	4.4

Total from operating segments	28.5	24.4
Discontinued operations	—	1.2
Unallocated capital	3.2	2.9

Consolidated	$31.7	$28.5

The increase in economic capital allocated to Institutional Securities reflects the increased risk profile that has resulted from the Company’s decisions to invest in key businesses. The Company expects this growth to continue, provided market opportunities continue to warrant such investments.

Beginning in the first quarter of fiscal 2007, economic capital will be met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of goodwill and certain intangible assets and deferred tax assets), subject to regulatory limits. The Tier 1 equity components will also be reflected in the average common equity allocated to the business segments. This enhancement to the Company’s equity capital model and related disclosures will be made on a prospective basis.

The following table presents the Company’s fiscal 2006 fourth quarter average common equity as calculated under the current methodology and under the new methodology commencing in the first quarter of fiscal 2007:

	Current Methodology	Pro Forma under New Methodology
	Common Equity	Tier 1 Equity	Common Equity
Fiscal 2006 Fourth Quarter Average Common Equity (dollars in billions):
Total from operating segments	$30.2	$27.2	$27.7
Unallocated capital	3.5	6.0	6.0

Consolidated	$33.7	$33.2	$33.7

The $2.5 billion of incremental unallocated capital under the pro forma new methodology is due to the inclusion of eligible hybrid capital instruments, which is partially offset by the inclusion of certain deferred tax assets. A portion of the unallocated capital existing as of November 30, 2006 has been used for the acquisitions and investments that closed subsequent to fiscal year-end (see also “Other Items—Business and Other Acquisitions and Dispositions” herein). The Company currently anticipates that unallocated capital will be used for organic growth, additional acquisitions and other capital needs, including repurchases of common stock.

During fiscal 2007, the Company’s shareholders’ equity will be affected by the adoption of SFAS No. 157 and SFAS No. 158 (see “Other Items — Accounting Developments” herein).

Equity Capital Management Policies.    The Company’s senior management views equity capital as an important source of financial strength and, therefore, pursues a strategy of ensuring that the Company’s equity capital base adequately reflects and provides protection from the economic risks inherent in its businesses. Capital is required for, among other things, the Company’s inventories, underwritings, principal investments, consumer loans, bridge loans and other financings, investments in fixed assets and for future uses. Capital for future uses will be included within unallocated capital until required by the business segments. The Company also considers return on common equity to be an important measure of its performance, in the context of both the particular business environment in which the Company is operating and its peer group’s results. In this regard, the Company actively manages its consolidated equity capital position based upon, among other things, business opportunities, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its equity capital base to address the changing needs of its businesses. The Company attempts to maintain total equity, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ equity.

At November 30, 2006, the Company’s equity capital (which includes shareholders’ equity and junior subordinated debt issued to capital trusts) was $40,248 million, an increase of $8,302 million from November 30, 2005. The Company returns internally generated equity capital that is in excess of the needs of its businesses to its shareholders through common stock repurchases and dividends. During fiscal 2006, the Company purchased approximately $3.4 billion of its common stock (approximately 52 million shares) through open market purchases at an average cost of $65.43 (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaces the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over the next 12-18 months at prices the Company deems appropriate, subject to its surplus capital position, market conditions and regulatory considerations.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In December 2006, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.27. The Company also announced that its Board of Directors declared a quarterly dividend of $388.045 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing 1/1,000th interest in a share of preferred stock and each having a dividend of $0.388045).

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.

Liquidity Management Framework:	Designed to:
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $44 billion during fiscal 2006, of which approximately $36 billion on average was held at the parent company.

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

Cash Capital.

The Company maintains a cash capital model that measures long-term funding sources against requirements. Sources of cash capital include the parent company’s equity and the non-current portion of certain long-term borrowings. Uses of cash capital include the following: (i) illiquid assets such as buildings, equipment, goodwill, net intangible assets, exchange memberships, deferred tax assets and principal investments; (ii) a portion of securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment (i.e., stressed haircuts); and (iii) expected drawdowns on unfunded commitments.

The Company seeks to maintain a surplus cash capital position. The Company’s equity capital of $40,248 million (including junior subordinated debt issued to capital trusts), long-term borrowings (debt obligations scheduled to mature in more than 12 months) of $121,820 million and Capital Units of $66 million comprised the Company’s total capital of $162,134 million as of November 30, 2006, which substantially exceeded cash capital requirements.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. and non-U.S. components, held in the form of a reverse repurchase agreement at the parent company, consists of U.S. and European government bonds and other high-quality collateral and at November 30, 2006 were approximately $41 billion and averaged approximately $26 billion for the year ended November 30, 2006. The parent company cash component of the liquidity reserve at November 30, 2006 was approximately $7 billion and averaged approximately $10 billion for the year ended November 30, 2006. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including North America, Europe and Asia.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of three separate tranches: a U.S. dollar tranche with the Company as borrower; a Japanese yen tranche with Morgan Stanley Japan Securities Co., Ltd. (“MSJS”) as borrower and the Company as borrower and guarantor for MSJS borrowings; and a multicurrency tranche available in both euro and sterling with the Company as borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.5 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. At November 30, 2006, the Company had a $16.4 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time (see Note 7 to the consolidated financial statements). The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At November 30, 2006, no borrowings were outstanding under the Credit Facility.

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

The Company, through several of its subsidiaries, maintains several funded committed credit facilities to support various businesses, including (without limitation), the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

Capital Covenant.

In October 2006, the Company executed a replacement capital covenant in connection with the offering by Morgan Stanley Capital Trust VII (the “Trust”) of $1,100,000,000 aggregate liquidation amount of its 6.60% Trust Preferred Securities (the “Capital Securities”). Under the terms of the replacement capital covenant, the Company has agreed, for the benefit of the holders of covered debt, as described below, that it will not, and will cause the Trust and its subsidiaries not to, redeem or repurchase any of the Capital Securities (or the debentures that the Company issued to the Trust that underlie the Capital Securities) on or after January 15, 2046 and prior to October 15, 2066, unless (i) the Company has obtained any then required regulatory approval and (ii) during a specified 180-day period the Company has received net proceeds from the sale of specified replacement capital securities. The initial class of covered debtholders are the holders of the junior subordinated debentures underlying the capital securities of Morgan Stanley Capital Trust VI and the holders of such capital securities. For a complete description of the replacement capital securities and the other terms of the replacement capital covenant, see the Company’s Current Report on Form 8-K dated October 12, 2006.

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

The Company’s funding management policies are designed to provide for financings that are executed in a manner that reduces the risk of disruption to the Company’s operations that would result from an interruption in the availability of the Company’s funding sources. The Company pursues a strategy of diversification of funding sources (by product, by investor and by region) and attempts to ensure that the tenor of the Company’s liabilities equals or exceeds the expected holding period of the assets being financed. Maturities of financings are designed to manage exposure to refinancing risk in any one period. The Company maintains a surplus of unused short- term funding sources at all times to withstand any unforeseen contraction in credit capacity. In addition, the Company attempts to maintain cash and unhypothecated marketable securities equal to at least 110% of its outstanding short-term unsecured borrowings. The Company also maintains committed credit facilities (described above) to support its ongoing borrowing programs.

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

During fiscal 2006, the Company’s long-term financing strategy was driven, in part, by its continued focus on improving its balance sheet strength (evaluated through enhanced capital and liquidity positions), a significant factor in the maintenance of strong credit ratings. As a result, for fiscal 2006, $39 billion of unsecured debt was issued (excluding certain equity-linked and credit-linked products not considered to be a component of the Company’s cash capital). Financing transactions were structured to ensure staggered maturities, thereby mitigating refinancing risk, and a diversified investor base was targeted through sales to domestic as well as international institutional and retail clients. Unsecured debt issuance activity resulted in a net increase in the long-term debt component of the cash capital portfolio of approximately $24 billion. During fiscal 2006, the Company also issued an aggregate of $3.1 billion of hybrid and equity capital securities in furtherance of its capital management objectives. This included $1.1 billion of non-cumulative perpetual preferred stock and $1.1 billion of enhanced trust preferred securities.

Credit Ratings.

The Company’s reliance on external sources to finance a significant portion of its day-to-day operations makes access to global sources of financing important. The cost and availability of unsecured financing generally are dependent on the Company’s short-term and long-term credit ratings. Factors that are significant to the determination of the Company’s credit ratings or that otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, relative positions in the markets in which it operates, geographic and product diversification, retention of key personnel, risk profile, risk management policies, cash liquidity, capital structure, corporate lending credit risk, and legal and regulatory developments. In addition, continuing consolidation in the credit card industry presents Discover with stronger competitors that may challenge future growth. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining unsecured funding. In addition, the Company’s debt ratings can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At November 30, 2006, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $1,184 million. Of this amount, $561 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of January 31, 2007, the Company’s credit ratings were as follows:

	Commercial Paper	Senior Debt
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)
Fitch Ratings(1)	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Rating and Investment Information, Inc.	a-1+	AA
Standard & Poor’s(2)	A-1	A+

(1)	On December 19, 2006, Fitch Ratings changed the outlook on the Company’s senior debt ratings from Stable to Negative.
(2)	On October 27, 2006, Standard & Poor’s changed the outlook on the Company’s senior debt ratings from Stable to Positive.

Off-Balance Sheet Arrangements.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Discover businesses.

Institutional Securities Activities.    The Company utilizes SPEs primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Company’s Institutional Securities business were approximately $4.8 billion at November 30, 2006, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. For further information about the Company’s Institutional Securities securitization activities, see Notes 2 and 4 to the consolidated financial statements. In addition, see Note 19 to the consolidated financial statements for information about variable interest entities and the Company’s arrangements with these entities.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 20 to the consolidated financial statements).

Discover Activities.    The asset securitization market is an important source of funding for the Company’s Discover business. By utilizing this market, the Company further diversifies its funding sources, realizes cost-effective funding and reduces reliance on the Company’s other funding sources, including unsecured debt. The securitization transaction structures utilized for the Discover business are accounted for as sales; i.e., off-balance sheet transactions in accordance with U.S. GAAP (see Notes 2 and 5 to the consolidated financial statements). In connection with its credit card securitization program, the Company transfers credit card receivables, on a revolving basis, to a trust, which issues asset-backed securities that are registered with the SEC, are used to support the issuance of publicly listed notes or are privately placed. This structure includes certain features designed to protect the investors that could result in earlier-than-expected amortization of the transactions, potentially resulting in the need for the Company to obtain alternative funding arrangements. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements (“economic early amortization”).

Economic early amortization risk reflects the possibility of negative net securitization cash flows (which would occur if the coupon, contractual servicing fee and net charge-offs exceeded the collections of finance charges and cardmember fees on securitized credit card receivables) and is driven primarily by the trust’s credit card receivables performance (in particular, receivables yield, cardmember fees and credit losses incurred) as well as the contractual rate of return of the asset-backed securities. In the event of an economic early amortization, receivables that otherwise would have been subsequently purchased by the trust from the Company would instead continue to be recognized on the Company’s consolidated statements of financial condition since the cash flows generated in the trust would instead be used to repay investors in the asset-backed securities. Recognizing these receivables would require the Company to obtain alternative funding.

Guarantees. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, a security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The table below summarizes certain information regarding derivative contracts, financial guarantees to third parties, market value guarantees and liquidity facilities at November 30, 2006:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Notional amount of derivative contracts	$688,352	$688,882	$1,267,757	$1,240,811	$3,885,802	$37,547	$119
Standby letters of credit and other financial guarantees	2,017	772	552	3,231	6,572	152	1,621
Market value guarantees	—	172	30	628	830	48	133
Liquidity facilities	1,692	—	—	110	1,802	—	—

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

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations at November 30, 2006 include long-term borrowings, operating leases and purchase obligations. The Company’s future cash payments associated with its contractual obligations as of November 30, 2006 are summarized below:

	Payments Due in:
	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$18,274	$45,665	$22,719	$58,320	$144,978
Operating leases – office facilities(2)	506	913	590	1,852	3,861
Operating leases – equipment(2)	374	428	145	44	991
Purchase obligations(3)	1,736	601	157	24	2,518

Total	$20,890	$47,607	$23,611	$60,240	$152,348

(1)	See Note 8 to the consolidated financial statements.
(2)	See Note 9 to the consolidated financial statements.
(3)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, advertising, sponsorship, and computer and telecommunications maintenance agreements. Purchase obligations at November 30, 2006 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated balance sheet. Purchase obligations also include amounts related to the acquisitions of Saxon, FrontPoint and CityMortgage (see “Other Items — Business and Other Acquisitions and Dispositions” herein).

The Company’s commitments associated with outstanding letters of credit, other financial guarantees, investment activities, and corporate lending and financing commitments as of November 30, 2006 are summarized below by period of expiration. Since commitments associated with letters of credit, other financial guarantees, and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$5,694	$66	$—	$—	$5,760
Investment activities	636	422	8	213	1,279
Investment grade corporate lending commitments(2)	4,023	5,662	17,009	7,612	34,306
Non-investment grade corporate lending commitments(2)	1,357	2,881	2,316	11,255	17,809
Commitments for secured lending transactions(3)	9,813	5,879	30	166	15,888
Commitments to purchase mortgage loans(4)	5,062	—	—	—	5,062

Total(5)	$26,585	$14,910	$19,363	$19,246	$80,104

(1)	This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements. This amount also includes commercial loan commitments to small businesses.
(2)	The Company’s investment grade and non-investment grade primary and secondary lending commitments are made in connection with corporate lending and other business activities. Credit ratings for primary commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.

(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	See Note 9 to the consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $274 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s consolidated financial statements.

At November 30, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $104 billion and $76 billion, respectively.

Principal Investments.

Principal investing activities are capital investments in companies, generally for proprietary purposes, to maximize total returns to the Company. The Company has committed to increasing its principal investing activity. At November 30, 2006, the Company had aggregate principal investments with a carrying value of approximately $1.8 billion, which are included within Other assets in the consolidated statement of financial condition. The Company intends to make additional investments over time to bring the level of principal investments to approximately $2.5 billion.

Regulatory Requirements.

Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley DW Inc. (“MSDWI”) are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the SEC, the NYSE and the Commodity Futures Trading Commission. Morgan Stanley & Co. International Limited (“MSIL”), a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MS&Co., MSDWI, MSIL and MSJS have consistently operated in excess of their respective regulatory capital requirements (see Note 13 to the consolidated financial statements).

In fiscal 2007, the Company intends to merge MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Company’s principal U.S. broker-dealer.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2006, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of November 30, 2006, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2006, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

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

Risk Management.

Risk Management Policy and Control Structure.

Risk is an inherent part of the Company’s business and activities. The Company’s ability to properly and effectively identify, assess, monitor and manage each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole. The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market, credit, operational, legal, and liquidity and funding risk. Liquidity and funding risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7. The Company’s currency exposure relating to its net monetary investments in non-U.S. dollar functional currency subsidiaries is discussed in Note 13 to the consolidated financial statements.

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

The Market Risk, Credit Risk, Operational Risk, Financial Control, Treasury, and Legal and Compliance Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a risk committee that is responsible for ensuring that the business segment, as applicable, adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring and management policies and procedures, and related controls.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading and client facilitation activities, principally within the Institutional Securities business where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Global Wealth Management Group. Asset Management incurs non-trading market risk primarily from capital investments in funds and investments in private equity vehicles. In its consumer lending activities, Discover is also exposed to non-trading market risk primarily through changes in interest rates.

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

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During fiscal 2006, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities. The Company is exposed to interest rate and credit spread risk as a result of its market-making activities and proprietary trading in interest rate sensitive financial instruments (e.g., risk arising from changes in the level or implied volatility of interest rates, the timing of mortgage prepayments, the shape of the yield curve and credit spreads). Among the markets in which the Company is active and from which activities those exposures arise are the following: emerging market corporate and government debt, non-investment grade and distressed corporate debt, investment grade corporate debt, and asset-backed debt. Moreover, some of these markets, such as non-investment grade corporate debt, have experienced periods of illiquidity in the past, and may do so in the future. The Company is exposed to equity price and implied volatility risk as a result of making markets in equity securities and derivatives and maintaining proprietary positions (including positions in non-public entities). The Company is exposed to foreign exchange rate and implied volatility risk as a result of making markets in foreign currencies and foreign currency options and from maintaining foreign exchange positions. The Company is exposed to commodity price and implied volatility risk as a result of market-making activities and maintaining positions in physical commodities (such as crude and refined oil products, natural gas, electricity, and precious and base metals) and related derivatives.

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

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on historical simulation for major market risk factors and Monte Carlo simulation for name-specific risk in certain equity and fixed income exposures. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of trading portfolios based on two sets of inputs: historical observation of daily changes in key market indices or other market factors (“market risk factors”); and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses approximately four years of historical data to characterize potential changes in market risk factors. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

VaR for Fiscal 2006.    The table below presents the Company’s Aggregate (Trading and Non-trading), Trading and Non-trading VaR for each of the Company’s primary market risk exposures at November 30, 2006 and November 30, 2005, incorporating substantially all financial instruments generating market risk that are managed by the Company’s trading businesses. This measure of VaR incorporates most of the Company’s trading-related market risks. However, a small proportion of trading positions generating market risk is not included in VaR, and the modeling of the risk characteristics of some positions relies upon approximations that, under certain circumstances, could produce significantly different VaR results from those produced using more precise measures. For example, risks associated with residential mortgage-backed securities have been approximated as it is difficult to capture precisely these risks within a VaR context.

Aggregate Trading and Non-trading VaR also incorporates (a) the funding liabilities related to institutional trading positions and (b) public company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results reported below. Aggregate

Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. As of November 30, 2006, the notional amount of funding liabilities related to non-trading assets (including office facilities and other equipment, goodwill, deferred tax assets, and intangible assets) was approximately $7.9 billion, with a duration of approximately 7.3 years.

Since the VaR statistics reported below are estimates based on historical position and market data, VaR should not be viewed as predictive of the Company’s future revenues or financial performance or of its ability to monitor and manage risk. There can be no assurance that the Company’s actual losses on a particular day will not exceed the VaR amounts indicated below or that such losses will not occur more than five times in 100 trading days.

In the third quarter of fiscal 2006, the Company changed the confidence level at which VaR is reported for limit and other management purposes from a 99% confidence level to a 95% confidence level. The Company believes that for risk management purposes, the 95% VaR statistic is a more useful estimator of possible trading losses resulting from adverse daily market moves. The Company also believes this change will facilitate comparisons with other companies in the financial services industry. The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at November 30, 2006 and November 30, 2005.

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,		95%/One-Day VaR at November 30,
Primary Market Risk Category	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Interest rate and credit spread	$41	$37	$38	$34	$13	$20
Equity price	58	29	55	26	5	7
Foreign exchange rate	9	6	9	6	—	—
Commodity price	31	34	31	34	—	—

Subtotal	139	106	133	100	18	27
Less diversification benefit(1)	50	45	48	44	3	4

Total VaR	$89	$61	$85	$56	$15	$23

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at November 30, 2006 were $89 million and $85 million, respectively, compared with $61 million and $56 million, respectively, at November 30, 2005. The increase in Aggregate VaR and Trading VaR at year-end was driven primarily by increased directional exposure to equity products. Non-trading VaR at November 30, 2006 decreased to $15 million from $23 million at November 30, 2005, primarily due to a decrease in Non-trading interest rate and credit spread VaR. The overall increase reflects the Company’s strategy to grow key businesses, such as its principal investing activities, and to take advantage of the opportunities presented by market conditions. The Company expects to continue to invest in its businesses and to increase its risk profile, provided market opportunities continue to warrant such growth.

The Company views average Trading VaR over the fiscal year as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during fiscal 2006 and fiscal 2005, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as principal investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for fiscal 2006 increased to $60 million from $57 million in fiscal 2005, reflecting increases in equity price VaR and commodity price VaR. The increase in equity price VaR was predominantly driven by increased directional exposure to equity products. The increase in commodity price VaR was predominantly driven by increased exposures to energy products (i.e., natural gas and electricity) and oil products (i.e., crude and distillates).

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for Fiscal 2006			Daily 95%/One-Day VaR for Fiscal 2005
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$48	$29	$35	$57	$27	$37
Equity price	55	21	28	34	18	25
Foreign exchange rate	23	5	9	16	5	8
Commodity price	43	23	30	35	19	26
Trading VaR	$85	$49	$60	$77	$38	$57

VaR Statistics Under Varying Assumptions.

VaR statistics are not readily comparable across firms because of differences in the breadth of products included in each firm’s VaR model, in the statistical assumptions made when simulating changes in market factors, and in the methods used to approximate portfolio revaluations under the simulated market conditions. These differences can result in materially different VaR estimates for similar portfolios. As a result, VaR statistics are more reliable and relevant when used as indicators of trends in risk taking within a firm rather than as a basis for inferring differences in risk taking across firms. Table 3 below presents the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% versus 99%) for the VaR statistic or a shorter historical time series (four years versus one year) for market data upon which it bases its simulations:

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for Fiscal 2006		Average 99%/One-Day VaR for Fiscal 2006
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$35	$29	$59	$44
Equity price	28	28	41	41
Foreign exchange rate	9	9	14	14
Commodity price	30	35	48	69
Trading VaR	$60	$58	$92	$94

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for fiscal 2006 would have been $188 million and $291 million, respectively.

Distribution of VaR Statistics and Net Revenues for Fiscal 2006.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for fiscal 2006 was $60 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for fiscal 2006. The most frequently occurring value was between $57 million and $60 million, while for approximately 93% of trading days during the fiscal year, VaR ranged between $51 million and $69 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during fiscal 2006 for the Company’s trading businesses (including net interest and commissions but excluding primary and prime brokerage revenue credited to the trading businesses).

The Company observed a net trading loss of $87 million on one business day during fiscal 2006, which exceeded the 95%/one-day VaR for that day.

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

The Company’s interest rate risk management policies are designed to reduce the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the existing repricing schedules of consumer loans as well as the Company’s right, with notice to cardmembers, to reprice certain fixed rate consumer loans to a new interest rate in the future. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, the Company may utilize interest rate derivative contracts, such as swap agreements, to achieve its objectives. Interest rate swap agreements effectively convert the underlying asset or financing from fixed to variable repricing or from variable to fixed repricing.

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

Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as Fed Funds or LIBOR rates, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at fiscal year-end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.

Assuming a hypothetical, immediate 100-basis-point increase in the interest rates affecting all interest rate sensitive assets and liabilities as of November 30, 2006, it is estimated that the pre-tax income of consumer lending and related activities over the following 12-month period would be reduced by approximately $125 million. The comparable reduction of pre-tax income for the 12-month period following November 30, 2005 was estimated to be approximately $36 million. The increase in the reduction in pre-tax income at November 30, 2006 was due to a higher level of variable rate funding.

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

Credit Risk.

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company is exposed to three distinct types of credit risk in its businesses. The Company incurs significant, “single-name” credit risk exposure through the Institutional Securities business. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis. The Company incurs “individual consumer” credit risk in the Global Wealth Management Group business through margin loans to individual investors, which are generally collateralized, and loans to small businesses. The Company incurs “consumer portfolio” credit risk in the Discover business primarily through cardholder receivables. Credit risk in a pool of credit card receivables is generally highly diversified, without significant individual exposures, and, accordingly, is managed on a portfolio and not a single-name basis.

The Company has structured its credit risk management framework to reflect that each of these businesses generates unique credit risks that are appropriately managed discretely. The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management. Credit risk exposure in the Global Wealth Management Group business is managed through various credit risk committees, whose membership includes Institutional Credit. The Global Wealth Management Group Risk Management Department is responsible for monitoring, measuring and analyzing credit risk exposures, including margin loans and credit sensitive, higher risk transactions. Credit risk exposure in the Discover business is managed through the Discover Credit and Market Risk Committee, which, in turn, is supported by business line specific risk committees and the Credit Risk Management Department, which is responsible for the development, validation and implementation of credit policy criteria, for predictive models, for the monitoring of performance for both new and existing products, and for oversight of adherence to existing policies and limits.

Institutional Securities Activities.

Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. These loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. The borrowers may be rated investment grade or non-investment grade. Credit risk with respect to loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement. Commitments associated with these business activities may expire unused, or may be cancelled or reduced at the request of the counterparty, and, therefore, they do not necessarily reflect the actual future cash funding requirements. In addition, commitments associated with acquisition financing activities are generally contingent on the completion of the underlying transaction as well as upon various terms and conditions, and also can be short-term in nature, as borrowers often replace them with other funding sources.

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

Other.    In addition to the activities performed by Institutional Credit, there are credit risks managed by various business areas within Institutional Securities. For example, certain businesses with heightened settlement risk monitor compliance with established settlement risk limits. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function.

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

Analyzing Credit Risk.    Credit risk management takes place at the transaction, counterparty and portfolio levels. In order to help protect the Company from losses resulting from these activities, Institutional Credit analyzes all material lending and derivative transactions and ensures that the creditworthiness of the Company’s counterparties and borrowers is reviewed regularly and that credit exposure is actively monitored and managed. Institutional Credit assigns obligor credit ratings to the Company’s counterparties and borrowers. These credit ratings are intended to assess a counterparty’s probability of default and are derived using methodologies generally consistent with those employed by external rating agencies. Credit ratings of “BB+” or below are considered non-investment grade. Additionally, for lending transactions, Institutional Credit evaluates the relative position of the Company’s particular obligation in the borrower’s capital structure and relative recovery prospects, as well as collateral (if applicable) and other structural elements of the particular transaction. The Company has credit guidelines that limit potential credit exposure to any one borrower or counterparty and to aggregates of borrowers or counterparties. Institutional Credit administers these limits and monitors and reports credit exposure relative to limits.

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

Credit Exposure-Corporate Lending.    At November 30, 2006 and November 30, 2005, the aggregate value of primary investment grade loans and financial accommodations was $6.4 billion and $5.0 billion, respectively, and the aggregate value of primary non-investment grade loans and positions was $3.4 billion and $2.3 billion, respectively. At November 30, 2006 and November 30, 2005, the aggregate value of primary lending commitments outstanding was $49.2 billion and $37.0 billion, respectively. The increase from the prior year was primarily related to acquisition financing activity. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges with a notional amount of $26.5 billion and $17.8 billion at November 30, 2006 and November 30, 2005, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of November 30, 2006. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$251	$120	$268	$—	$639	$—
AA	1,452	1,797	2,364	931	6,544	785
A	1,151	2,497	5,886	1,241	10,775	387
BBB	2,246	4,068	9,579	4,780	20,673	5,209
Non-investment grade	1,942	3,020	2,851	12,572	20,385	3,414

Total	$7,042	$11,502	$20,948	$19,524	$59,016	$9,795

Notional amount of hedges owned					$26,545

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both primary lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at November 30, 2006. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,545	$1,229	$977	$2,517	$(1,675)	$4,593	$4,457
AA	7,933	3,864	5,048	13,379	(16,384)	13,840	13,134
A	3,669	2,955	2,645	7,917	(8,572)	8,614	7,581
BBB	2,903	2,747	3,085	2,029	(3,363)	7,401	5,559
Non-investment grade	3,252	1,670	2,385	2,379	(3,362)	6,324	3,152
Unrated(4)	1,300	649	273	381	(486)	2,117	212

Total	$20,602	$13,114	$14,413	$28,602	$(33,842)	$42,889	$34,095

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at November 30, 2006, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$3,804	$5,402	$8,882	$26,351	$(25,072)	$19,367	$16,414
Foreign exchange forward contracts and options	7,333	679	147	23	(869)	7,313	5,842
Equity securities contracts (including equity swaps, warrants and options)	4,604	1,924	999	179	(2,890)	4,816	2,594
Commodity forwards, options and swaps	4,861	5,109	4,385	2,049	(5,011)	11,393	9,245

Total	$20,602	$13,114	$14,413	$28,602	$(33,842)	$42,889	$34,095

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$4,947	$5,606	$6,953	$18,014	$(19,946)	$15,574
Foreign exchange forward contracts and options	8,014	551	89	37	(967)	7,724
Equity securities contracts (including equity swaps, warrants and options)	2,823	3,028	1,697	694	(1,329)	6,913
Commodity forwards, options and swaps	5,888	6,214	2,220	1,695	(5,831)	10,186

Total	$21,672	$15,399	$10,959	$20,440	$(28,073)	$40,397

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at November 30, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$19,444	$15,688	$17,157	$13,212
Foreign exchange forward contracts and options	7,325	7,725	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	16,705	23,155	7,290	11,957
Commodity forwards, options and swaps	11,969	10,923	13,899	12,186

Total	$55,443	$57,491	$45,894	$44,952

Each category of OTC derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The fair values recorded in the above tables are determined by the Company using various pricing models. For a discussion of fair value as it affects the consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 and Note 2 to the consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At November 30, 2006, approximately 5% of the Company’s total credit exposure (including primary corporate loans and lending commitments and current exposure arising from the Company’s derivative contracts) was to emerging markets, and no one emerging market country accounted for more than 0.6% of the Company’s total credit exposure. Country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At November 30, 2006, the Company’s material credit exposure (including primary corporate loans and lending commitments and current exposure arising from the Company’s derivative contracts) was to entities engaged in the following industries: utilities, sovereign-related entities, financial institutions, media, consumer-related entities and healthcare.

Global Wealth Management Group Activities.

Margin Lending.    Customer margin accounts, the primary source of retail credit exposure, are collateralized in accordance with internal and regulatory guidelines. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Factors considered in the review of all margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, possible hedging strategies. Additionally, all transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, historic trading range, volatility analysis and an evaluation of industry concentrations. At November 30, 2006, there were approximately $6.8 billion of customer margin loans outstanding.

Commercial Lending.    Global Wealth Management Group provides commercial lending to small and medium-size domestic businesses through Morgan Stanley Commercial Financial Services, Inc. (“CFS”). CFS’ suite of products include working capital lines of credit, revolving lines of credit, standby letters of credit, term loans and owner-occupied commercial real estate mortgages. Clients are required to submit a comprehensive credit application, including financial statements, to CFS’ centralized credit processing platform. Once the information is received by CFS’ experienced underwriting professionals, a comprehensive analysis is performed to assess the business model and to determine appropriate structure, guarantors’ strengths, debt and cash flow capacity, liquidity and collateral coverage. For standard transactions, credit requests are approved via signature of independent credit officers, and where transactions are of size and higher complexity, approval is secured through a formal loan committee chaired by independent credit professionals. The facility is risk rated and upon credit approval is moved to the general portfolio where it is monitored periodically through account management, covenants compliance certificates, and spot and cycle audits.

Consumer Lending Activities.

With respect to its consumer lending activities, potential credit cardholders undergo credit reviews by the Credit Department of Discover Financial Services to establish that they meet standards of ability and willingness to pay. Credit card applications are evaluated using scoring models (statistical evaluation models) based on information obtained from applicants and credit bureaus. The Company’s credit scoring systems include both industry and customized models using the Company’s criteria and historical data. Each cardmember’s credit line is reviewed at least annually, and actions resulting from such review may include raising or lowering a cardmember’s credit line or closing the account. In addition, the Company, on a portfolio basis, performs periodic monitoring and review of consumer behavior and risk profiles. The Company also reviews the creditworthiness of prospective Discover Network merchants and conducts annual reviews of merchants, with the greatest scrutiny given to merchants with substantial sales volume, chargeback, return and discount volumes. With respect to first mortgages and second mortgages within the Company’s Institutional Securities business segment, including home equity lines of credit (“mortgage lending”), a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., FICO scores), debt ratios and reserves of the borrower. Loan-to-collateral value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. As part of the mortgage lending business strategy, almost all loans are sold in the secondary market through securitizations and whole loan sales, while almost all servicing rights are retained. These sales and securitizations pass the risk of credit loss onto the purchaser/investor. For further information on the Company’s consumer loans, see Note 5 to the consolidated financial statements.

Operational Risk.

Operational risk refers to the risk of financial or other loss, or potential damage to a firm’s reputation, resulting from inadequate or failed internal processes, people, resources and systems or from external events (e.g. external or internal fraud, legal and compliance risks, damage to physical assets, etc.). The Company may incur operational risk across the full scope of its business activities, including revenue generating activities (e.g. sales and trading) and support functions (e.g. information technology and facilities management). As such, the Company may incur operational risk in each of its businesses, as well as within the Control Groups. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

The goal of the Company’s operational risk management framework is to establish firm-wide operational risk standards related to risk measurement, monitoring and management. Operational risk policies are designed to reduce the likelihood and/or impact of operational incidents as well as to mitigate legal, regulatory and reputational risks.

The Company’s Operational Risk Manager (“ORM”) oversees, monitors, measures and analyzes operational risk across the Company. The ORM is also responsible for facilitating, designing, implementing and monitoring the firm-wide operational risk program. The ORM is independent of the business segments and is supported by the firm-wide Operational Risk Department (“ORD”). The ORD works with the business segments, Control Groups and other support functions to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company.

Primary responsibility for the management of operational risk is with the business segments and the Control Groups, and the business managers therein. The business managers generally maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. As new products and business activities are developed and processes are designed and modified, operational risks are considered. Each business segment has a designated operational risk coordinator. In addition, business segment risk committees review operational risk matters and/or reports on a regular basis. Each Control Group also has a designated operational risk coordinator, or equivalent, and a forum for discussing operational risk matters and/or reports with senior management. Oversight of business segment operational risk is provided by business segment risk committees, a firmwide operational risk committee and ultimately senior management through the Firm Risk Committee.

Business Continuity Planning is an ongoing program of analysis and planning which ensures a recovery strategy and required resources for the resumption of critical business functions following a disaster or other business interruption. Disaster recovery plans are in place for critical facilities and resources on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s disaster recovery plans include: crisis management; business segment recovery plans; applications/data recovery; work area recovery; and other elements addressing management, analysis, training and testing.

The Company maintains an information security program that coordinates the management of information security risks and satisfies regulatory requirements. Information security procedures are designed to protect the Company’s information assets against unauthorized disclosure, modification or misuse. These procedures cover a broad range of areas including: application system entitlement; data protection; internet and intranet access, communications and usage; and, mobile and portable information usage. The Company has also established policies, procedures and technologies to protect its computer and other assets from unauthorized access.

The Company utilizes the services of external vendors in connection with the Company’s ongoing operations. These may include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to the quality of these services through a variety of means, including service level and other contractual agreements, service and quality reviews, and ongoing monitoring of the vendors’ performance. It is anticipated that the use of these services will continue and possibly increase in the future.

Legal Risk.

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Business—Regulation” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, credit granting, collection activities, money-laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended November 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morgan Stanley and subsidiaries as of November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 14, in fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective December 1, 2005, Morgan Stanley changed its accounting policy for recognition of equity awards granted to retirement-eligible employees.

Also, as discussed in Note 24 to the consolidated financial statements, effective August 31, 2006, Morgan Stanley elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 12, 2007

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2006	November 30, 2005
Assets
Cash and cash equivalents	$20,606	$29,414
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $8,648 in 2006 and $30,223 in 2005)	29,565	40,130
Financial instruments owned (approximately $125 billion in 2006 and $93 billion in 2005 were pledged to various parties):
U.S. government and agency securities	39,352	31,742
Other sovereign government obligations	27,305	22,750
Corporate and other debt	169,664	105,381
Corporate equities	86,058	52,238
Derivative contracts	55,443	45,894
Physical commodities	3,031	2,610

Total financial instruments owned	380,853	260,615
Securities received as collateral	64,588	43,557
Collateralized agreements:
Securities purchased under agreements to resell	174,866	174,330
Securities borrowed	299,631	244,241

Receivables:
Consumer loans (net of allowances of $831 in 2006 and $838 in 2005)	24,173	22,916
Customers	82,931	50,979
Brokers, dealers and clearing organizations	7,633	5,030
Fees, interest and other	9,700	6,137
Office facilities and other equipment, at cost (net of accumulated depreciation of $3,645 in 2006 and $3,196 in 2005)	4,086	2,733
Aircraft held for sale	—	3,145
Goodwill	2,792	2,206
Intangible assets (net of accumulated amortization of $109 million in 2006 and $63 million in 2005)	558	294
Other assets	18,663	12,796

Total assets	$1,120,645	$898,523

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition—(Continued)

(dollars in millions, except share data)

	November 30, 2006	November 30, 2005
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$29,092	$31,120
Deposits	28,343	18,663
Financial instruments sold, not yet purchased:
U.S. government and agency securities	26,168	20,425
Other sovereign government obligations	28,961	25,355
Corporate and other debt	10,336	5,480
Corporate equities	59,399	45,936
Derivative contracts	57,491	44,952
Physical commodities	764	4,852

Total financial instruments sold, not yet purchased	183,119	147,000
Obligation to return securities received as collateral	64,588	43,557
Collateralized financings:
Securities sold under agreements to repurchase	267,566	237,274
Securities loaned	150,257	120,454
Other secured financings	45,556	23,534

Payables:
Customers	134,907	112,246
Brokers, dealers and clearing organizations	7,635	4,789
Interest and dividends	4,746	3,338
Other liabilities and accrued expenses	24,428	16,835
Long-term borrowings	144,978	110,465

	1,085,215	869,275

Capital Units	66	66

Commitments and contingencies

Shareholders’ equity:
Preferred stock	1,100	—
Common stock, $0.01 par value; Shares authorized: 3,500,000,000 in 2006 and 2005; Shares issued: 1,211,701,552 in 2006 and 2005; Shares outstanding: 1,048,877,006 in 2006 and 1,057,677,994 in 2005	12	12
Paid-in capital	2,213	2,389
Retained earnings	41,422	35,185
Employee stock trust	4,315	3,060
Accumulated other comprehensive loss	(35)	(190)
Common stock held in treasury, at cost, $0.01 par value; 162,824,546 shares in 2006 and 154,023,558 shares in 2005	(9,348)	(8,214)
Common stock issued to employee trust	(4,315)	(3,060)

Total shareholders’ equity	35,364	29,182

Total liabilities and shareholders’ equity	$1,120,645	$898,523

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	Fiscal Year
	2006	2005	2004
Revenues:
Investment banking	$4,755	$3,843	$3,341
Principal transactions:
Trading	11,738	7,365	5,510
Investments	1,669	981	607
Commissions	3,810	3,363	3,264
Fees:
Asset management, distribution and administration	5,288	4,958	4,473
Merchant, cardmember and other fees, net	1,167	1,323	1,317
Servicing and securitization income	2,338	1,609	1,921
Interest and dividends	45,216	28,175	18,584
Other	570	464	324

Total revenues	76,551	52,081	39,341
Interest expense	41,937	24,425	14,707
Provision for consumer loan losses	756	878	926

Net revenues	33,858	26,778	23,708

Non-interest expenses:
Compensation and benefits	14,387	11,313	9,853
Occupancy and equipment	1,000	1,046	846
Brokerage, clearing and exchange fees	1,306	1,070	932
Information processing and communications	1,469	1,405	1,309
Marketing and business development	1,247	1,162	1,123
Professional services	2,247	1,903	1,542
Other	1,202	1,769	1,285
September 11th related insurance recoveries, net	—	(251)	—

Total non-interest expenses	22,858	19,417	16,890

Income from continuing operations before losses from unconsolidated investees, income taxes, dividends on preferred securities subject to mandatory redemption and cumulative effect of accounting change, net	11,000	7,361	6,818
Losses from unconsolidated investees	228	311	328
Provision for income taxes	3,275	1,858	1,856
Dividends on preferred securities subject to mandatory redemption	—	—	45

Income from continuing operations before cumulative effect of accounting change, net	7,497	5,192	4,589
Discontinued operations:
Loss from discontinued operations	(42)	(486)	(172)
Income tax benefit	17	184	69

Loss on discontinued operations	(25)	(302)	(103)
Cumulative effect of accounting change, net	—	49	—

Net income	$7,472	$4,939	$4,486

Preferred stock dividend requirements	$19	$—	$—

Earnings applicable to common shareholders	$7,453	$4,939	$4,486

Earnings per basic common share:
Income from continuing operations	$7.40	$4.94	$4.25
Loss on discontinued operations	(0.02)	(0.29)	(0.10)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per basic common share	$7.38	$4.70	$4.15

Earnings per diluted common share:
Income from continuing operations	$7.09	$4.81	$4.15
Loss on discontinued operations	(0.02)	(0.29)	(0.09)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per diluted common share	$7.07	$4.57	$4.06

Average common shares outstanding:
Basic	1,010,254,255	1,049,896,047	1,080,121,708

Diluted	1,054,796,062	1,079,936,315	1,105,185,480

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Fiscal Year
	2006	2005	2004
Net income	$7,472	$4,939	$4,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	104	(89)	76
Net change in cash flow hedges	53	(70)	26
Minimum pension liability adjustment	(2)	25	(2)

Comprehensive income	$7,627	$4,805	$4,586

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	Fiscal Year
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,472	$4,939	$4,486
Adjustments to reconcile net income to net cash used for operating activities:
Cumulative effect of accounting change, net	—	(49)	—
Deferred income taxes	212	(1,076)	(261)
Compensation payable in common stock and options	1,955	836	663
Depreciation and amortization	876	815	805
Provision for consumer loan losses	756	878	926
Lease adjustment	—	109	—
Insurance settlement	—	(251)	—
Aircraft-related charges	125	509	109
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	10,592	(3,388)	(8,216)
Financial instruments owned, net of financial instruments sold, not yet purchased	(82,142)	(22,981)	(5,490)
Securities borrowed	(55,390)	(35,892)	(54,536)
Securities loaned	29,803	23,308	32,771
Receivables and other assets	(38,421)	(2,674)	(17,112)
Payables and other liabilities	33,603	(822)	21,314
Securities purchased under agreements to resell	(536)	(51,289)	(44,836)
Securities sold under agreements to repurchase	30,292	55,676	41,919

Net cash used for operating activities	(60,803)	(31,352)	(27,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	993	(540)	(533)
Business acquisitions, net of cash acquired	(2,706)	(323)	(758)
Net principal disbursed on consumer loans	(12,164)	(14,093)	(9,360)
Sales of consumer loans	11,532	10,525	7,590
Sale of interest in POSIT	—	90	—
Insurance settlement	—	220	—

Net cash used for investing activities	(2,345)	(4,121)	(3,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(2,422)	(5,183)	7,917
Derivatives financing activities	546	1,044	1,895
Other secured financings	22,022	16,487	(892)
Deposits	9,647	4,886	938
Tax benefits associated with stock-based awards	144	355	—
Net proceeds from:
Issuance of preferred stock	1,097	—	—
Issuance of common stock	643	327	322
Issuance of long-term borrowings	47,849	35,768	37,601
Payments for:
Repayments of long-term borrowings	(20,643)	(16,735)	(11,915)
Repurchases of common stock	(3,376)	(3,693)	(1,132)
Cash dividends	(1,167)	(1,180)	(1,096)

Net cash provided by financing activities	54,340	32,076	33,638

Net (decrease) increase in cash and cash equivalents	(8,808)	(3,397)	3,119
Cash and cash equivalents, at beginning of period	29,414	32,811	29,692

Cash and cash equivalents, at end of period	$20,606	$29,414	$32,811

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trust	Accumulated Other Comprehensive Income (Loss)	Note Receivable Related to ESOP	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Trust	Total
BALANCE AT NOVEMBER 30, 2003	$—	$12	$3,155	$28,038	$3,008	$(156)	$(4)	$(6,766)	$(2,420)	$24,867
Net income	—	—	—	4,486	—	—	—	—	—	4,486
Dividends	—	—	—	(1,098)	—	—	—	—	—	(1,098)
Issuance of common stock	—	—	(1,304)	—	—	—	—	1,626	—	322
Repurchases of common stock	—	—	—	—	—	—	—	(1,132)	—	(1,132)
Compensation payable in common stock and options	—	—	(172)	—	816	—	4	69	(54)	663
Tax benefits associated with stock-based awards	—	—	331	—	—	—	—	—	—	331
Employee tax withholdings and other	—	—	78	—	—	—	—	(411)	—	(333)
Net change in cash flow hedges	—	—	—	—	—	26	—	—	—	26
Minimum pension liability adjustment	—	—	—	—	—	(2)	—	—	—	(2)
Translation adjustments	—	—	—	—	—	76	—	—	—	76

BALANCE AT NOVEMBER 30, 2004	—	12	2,088	31,426	3,824	(56)	—	(6,614)	(2,474)	28,206
Net income	—	—	—	4,939	—	—	—	—	—	4,939
Dividends	—	—	—	(1,180)	—	—	—	—	—	(1,180)
Issuance of common stock	—	—	(780)	—	—	—	—	1,107	—	327
Repurchases of common stock	—	—	—	—	—	—	—	(3,693)	—	(3,693)
Compensation payable in common stock and options	—	—	669	—	(764)	—	—	1,437	(586)	756
Tax benefits associated with stock-based awards	—	—	317	—	—	—	—	—	—	317
Employee tax withholdings and other	—	—	95	—	—	—	—	(451)	—	(356)
Net change in cash flow hedges	—	—	—	—	—	(70)	—	—	—	(70)
Minimum pension liability adjustment	—	—	—	—	—	25	—	—	—	25
Translation adjustments	—	—	—	—	—	(89)	—	—	—	(89)

BALANCE AT NOVEMBER 30, 2005	—	12	2,389	35,185	3,060	(190)	—	(8,214)	(3,060)	29,182
Adjustment to opening shareholders’ equity	—	—	34	(68)	—	—	—	—	—	(34)
Net income	—	—	—	7,472	—	—	—	—	—	7,472
Dividends	—	—	—	(1,167)	—	—	—	—	—	(1,167)
Issuance of preferred stock	1,100	—	—	—	—	—	—	—	—	1,100
Issuance of common stock	—	—	(1,949)	—	—	—	—	2,592	—	643
Repurchases of common stock	—	—	—	—	—	—	—	(3,376)	—	(3,376)
Compensation payable in common stock and options	—	—	1,486	—	1,255	—	—	5	(1,255)	1,491
Tax benefits associated with stock-based awards	—	—	72	—	—	—	—	—	—	72
Employee tax withholdings and other	—	—	181	—	—	—	—	(355)	—	(174)
Net change in cash flow hedges	—	—	—	—	—	53	—	—	—	53
Minimum pension liability adjustment	—	—	—	—	—	(2)	—	—	—	(2)
Translation adjustments	—	—	—	—	—	104	—	—	—	104

BALANCE AT NOVEMBER 30, 2006	$1,100	$12	$2,213	$41,422	$4,315	$(35)	$—	$(9,348)	$(4,315)	$35,364

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

A summary of the activities of each of the Company’s business segments is as follows:

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

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and insurance products; credit and other lending products; banking and cash management services; retirement services; and trust and fiduciary services.

Asset Management provides global asset management products and services in equity, fixed income, alternative investments and private equity to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

Discover offers Discover®-branded credit cards and related consumer products and services and operates the Discover Network, a merchant and cash access network for Discover Network-branded cards, and PULSE® EFT Association LP (“PULSE”), an automated teller machine/debit and electronic funds transfer network. Discover also offers consumer finance products and services in the U.K., including Morgan Stanley-branded, Goldfish-branded and various other credit cards issued on the MasterCard and Visa networks.

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover (the “Discover Spin-off”). The Discover Spin-off, which is subject to regulatory approval and other customary conditions, is expected to take place in the third quarter of fiscal 2007.

Basis of Financial Information.    The consolidated financial statements for the 12 months ended November 30, 2006 (“fiscal 2006”), November 30, 2005 (“fiscal 2005”) and November 30, 2004 (“fiscal 2004”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, consumer loan loss levels, the outcome of litigation, tax and other matters that affect the consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its opening retained earnings for fiscal 2006 and financial results for the first two quarters of fiscal 2006 to reflect a change in its hedge accounting for certain securities under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The same periods also reflect the adjustments of two compensation and benefit accruals. See Note 24 for additional information on SAB 108.

All material intercompany balances and transactions have been eliminated.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities independently, and (2) the equity holders bear the economic residual risks of the entity and have the right to make decisions about the entity’s activities, the Company consolidates those entities it controls through a majority voting interest or otherwise. For entities that do not meet these criteria, commonly known as variable interest entities (“VIE”), the Company consolidates those entities where the Company absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entity.

Notwithstanding the above, certain securitization vehicles, commonly known as qualifying special purpose entities, are not consolidated by the Company if they meet certain criteria regarding the types of assets and derivatives they may hold, the types of sales they may engage in, and the range of discretion they may exercise in connection with the assets they hold.

For investments in entities in which the Company does not have a controlling financial interest, but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting.

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited (“MSIL”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley DW Inc. (“MSDWI”), Morgan Stanley Investment Advisors Inc. and NOVUS Credit Services Inc. In fiscal 2007, the Company intends to merge MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Company’s principal U.S. broker-dealer.

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, the Company considers its principal trading, investment banking, commissions and interest and dividend income, along with the associated interest expense and provision for loan losses, as one integrated activity for each of the Company’s separate businesses.

The Company’s cost infrastructure supporting its businesses varies by activity. In some cases, these costs are directly attributable to one line of business, and, in other cases, such costs relate to multiple businesses. As such, when assessing the performance of its businesses, the Company does not consider these costs separately, but rather assesses performance in the aggregate along with the related revenues.

Therefore, the Company’s pricing structure considers various items, including the level of expenses incurred directly and indirectly to support the cost infrastructure, the risk it incurs in connection with a transaction, the overall client relationship and the availability in the market for the particular product and/or service. Accordingly, the Company does not manage or capture the costs associated with the products or services sold or its general and administrative costs by revenue line, in total or by product.

Discontinued Operations.    The Company’s aircraft leasing business was classified as “held for sale” prior to its sale on March 24, 2006, and associated revenues and expenses through the date of sale have been reported as

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations for all years presented. Prior to being reclassified as discontinued operations, the results of the Company’s aircraft leasing business were included in the Institutional Securities business segment. See Note 18 for additional information on discontinued operations.

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

Commissions.    The Company generates commissions from executing and clearing customer transactions on stock, options and futures markets. Commission revenues are recorded in the accounts on trade date.

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

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction processing fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is accrued at the time that qualified cardmember transactions occur and is calculated on an individual cardmember basis. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records the cost of its cardmember reward programs as a reduction of Merchant, cardmember and other fees.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is recorded to income as earned. Interest is generally accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account becomes 180 contractually days past due, except in the case of cardmember bankruptcies, probate accounts, and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. Fraudulent transactions are reported in consumer loans at their net realizable value upon receipt of notification of the fraud through a charge to operating expenses and are subsequently written off at the end of the month 90 days following notification but not later than the contractual 180-day time frame. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies a portion of its consumer loans as held for sale. Loans held for sale include the lesser of loans eligible for securitization or sale, or loans that management intends to securitize within three months, net of amortizing securitizations. These loans are carried at the lower of aggregate cost or fair value.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions trading and investment revenues in the consolidated statements of income. Loans and lending commitments are recorded at fair value or the lower of cost or market, depending on the nature of the transaction. Fair value is the amount at which financial instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The fair value of over-the-counter (“OTC”) derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. Prior to the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on December 1, 2006, the Company followed the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). See also Note 28. Under EITF Issue No. 02-3, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument is not permitted. Such revenue is recognized in income at the earlier of when there is market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value is based on the transaction price. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty.

Purchases and sales of financial instruments and related expenses are recorded on trade date. Unrealized gains and losses arising from the Company’s dealings in OTC financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

The Company nets cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, pursuant to legally enforceable master netting agreements.

Equity and debt investments purchased in connection with private equity and other principal investment activities initially are valued at cost to approximate fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by observable market prices or transactions that directly affect the value of such investments. Downward adjustments relating to such investments are made in the event that the Company determines that the fair value is less than the carrying value. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Financial Instruments Used for Asset and Liability Management.    The Company applies hedge accounting to various derivative financial instruments used to hedge interest rate, foreign exchange and credit risk arising from assets, liabilities and forecasted transactions. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the consolidated statements of financial condition.

These hedges are designated and qualify for accounting purposes as one of the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges), hedges of the variability of future cash flows from forecasted transactions and floating rate assets and liabilities due to the risk being hedged (cash flow hedges) and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges).

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness and amounts excluded from the assessment of hedge effectiveness on the consolidated statements of income was not material for all periods presented. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

Fair Value Hedges.    The Company’s designated fair value hedges consist primarily of benchmark interest rate hedges of fixed rate borrowings, including certificates of deposit and senior long-term borrowings.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rate swaps, including swaps with embedded options that mirror features contained in the hedged items, are used as hedging instruments in these programs. For these hedges, the Company ensures that the terms of the hedging instruments and hedged items match and other accounting criteria are met so that the hedges are assumed to have no ineffectiveness (i.e., the Company applies the “shortcut” method of hedge accounting).

The Company also uses interest rate swaps as fair value hedges of the benchmark interest rate risk from host contracts of equity-linked notes that contain embedded derivatives. For these hedge relationships, regression analysis is used for the prospective and retrospective assessments of hedge effectiveness. At the inception of a hedge, the prospective analysis is based on what the hedge results would have been at regular points over an immediately preceding period. Over the life of the hedge, the length of the observation period and number of data points remain constant and the hypothetical data are replaced with actual hedge results so that the rolling analysis serves as both a prospective and retrospective test.

For qualifying fair value hedges of benchmark interest rates, the changes in the fair value of the derivative and the changes in the fair value of the hedged liability provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense. If a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged liability is amortized to Interest expense over the life of the liability using the effective interest method.

The Company has designated a portion of the credit derivative embedded in a non-recourse structured note liability as a fair value hedge of the credit risk arising from a loan receivable to which the structured note liability is specifically linked. Regression analysis is used to perform prospective and retrospective assessments of hedge effectiveness for this hedge relationship. The changes in the fair value of the derivative and the changes in the fair value of the hedged item provide offset of one another and, together with any resulting ineffectiveness, are recorded in Principal transactions–Trading revenues.

Cash Flow Hedges.    Before the sale of the aircraft leasing business (see Note 18), the Company applied hedge accounting to interest rate swaps used to hedge variable rate long-term borrowings associated with this business. Changes in the fair value of the swaps were recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and then reclassified to Interest expense as interest on the hedged borrowings was recognized.

In connection with the sale of the aircraft financing business (see Note 18), the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps continue to be reclassified to Interest expense since the related borrowings remain outstanding. The Company estimates that approximately $15 million of the unrealized loss recognized in Accumulated other comprehensive income (loss) as of November 30, 2006 will be reclassified into earnings within the next 12 months.

Net Investment Hedges.    The Company utilizes forward foreign exchange contracts and non-U.S. dollar-denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest and dividend revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $1,377 million, $58 million and $145 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Allowance for Consumer Loan Losses.    The allowance for consumer loan losses is a significant estimate that represents management’s estimate of probable losses inherent in the owned consumer loan portfolio. The allowance for consumer loan losses is primarily applicable to the owned homogeneous consumer credit card loan portfolio. The allowance is evaluated quarterly for adequacy and is established through a charge to the Provision for consumer loan losses.

In estimating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact credit losses, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. The Provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level.

Office Facilities, Other Equipment and Software Costs.    Office facilities and other equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of buildings, leasehold improvements, furniture, fixtures, equipment, tugs, barges, terminals and pipelines are provided principally by the straight-line and accelerated methods over the estimated useful life of the asset. Estimates of useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; computer and communications equipment—3 to 5 years; terminals and pipelines—3 to 25 years; and tugs and barges—15 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or, where applicable, the remaining term of the lease, but generally not exceeding 15 years.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Common Share.    Basic earnings per common share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities (see Note 10).

Stock-Based Compensation.    The Company early adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective approach as of December 1, 2004. SFAS No. 123R revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Upon adoption, the Company recognized an $80 million gain ($49 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2005 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The cumulative effect gain increased both basic and diluted earnings per share in fiscal 2005 by $0.05.

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

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards at the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $270 million in fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($190 million), Global Wealth Management Group ($50 million), Asset Management ($20 million) and Discover ($10 million) business segments.

Additionally, based on interpretive guidance related to SFAS No. 123R in the first quarter of fiscal 2006, the Company changed its accounting policy for expensing the cost of anticipated fiscal 2006 year-end equity awards that were granted to retirement-eligible employees in the first quarter of fiscal 2007. Effective December 1, 2005, the Company accrues the estimated cost of these awards over the course of the current fiscal year rather than expensing the awards on the date of grant (which occurred in December 2006). The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

If the Company had accrued the estimated cost of equity awards granted to retirement-eligible employees over the course of the fiscal year ended November 30, 2005 rather than expensing such awards at the grant date in December 2005, net income would have decreased during fiscal 2005. The approximate resulting pro forma net income would have been $4,684 million rather than the reported amount of $4,939 million. The approximate

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting impact on earnings per share for fiscal 2005 would have been a reduction in the reported amounts of earnings per basic share from $4.70 to $4.46 and earnings per diluted share from $4.57 to $4.34.

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

Goodwill and Intangible Assets.    Goodwill and indefinite-lived assets are not amortized and are reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets are amortized over their useful lives.

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

Deferred Compensation Arrangements.    The Company maintains trusts, commonly referred to as rabbi trusts, in connection with certain deferred compensation plans. Assets of rabbi trusts are consolidated, and the value of the Company’s stock held in rabbi trusts are classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock. The Company has included its obligations under certain deferred compensation plans in Employee stock trust. Shares that the Company has issued to its rabbi trusts are recorded in Common stock issued to employee trust. Both Employee stock trust and Common stock issued to employee trust are components of Shareholders’ equity. The Company recognizes the original amount of deferred compensation (fair value of the deferred stock award at the date of grant—see Note 14) as the basis for recognition in Employee stock trust and Common stock issued to employee trust. Changes in the fair value of amounts owed to employees are not recognized as the Company’s deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

3.    Goodwill and Net Intangible Assets.

During fiscal 2006, fiscal 2005 and fiscal 2004, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill and intangible assets for fiscal 2006 and fiscal 2005 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2004	$319	$583	$966	$—	$1,868
Translation adjustments	—	(43)	—	—	(43)
Goodwill acquired during the year and other(1)	125	—	—	256	381

Balance as of November 30, 2005	444	540	966	256	2,206
Translation adjustments	—	49	—	31	80
Goodwill acquired during the year and other(2)	257	—	2	247	506

Balance as of November 30, 2006	$701	$589	$968	$534	$2,792

Intangible assets:
Balance as of November 30, 2004	$331	$—	$—	$—	$331
Intangible assets sold(3)	(75)	—	—	—	(75)
Intangible assets acquired during the year(1)	—	—	—	73	73
Amortization expense	(29)	—	—	(6)	(35)

Balance as of November 30, 2005	227	—	—	67	294
Intangible assets acquired during the year(2)	160	—	4	130	294
Translation adjustments	—	—	—	16	16
Amortization expense	(33)	—	(1)	(12)	(46)

Balance as of November 30, 2006	$354	$—	$3	$201	$558

(1)	Institutional Securities activity includes adjustments to goodwill related to the sale of the Company’s interest in POSIT (see Note 23) and for the recognition of deferred tax liabilities in connection with the Company’s acquisition of Barra, Inc. (“Barra”). Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of PULSE (see Note 23).
(2)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisition of TransMontaigne Inc., Heidmar Group and Nan Tung Bank Ltd. Zhuhai. Discover activity represents goodwill and intangible assets acquired in connection with the Company’s acquisition of Goldfish and other acquisitions (see Note 23).
(3)	Amount is related to the sale of the Company’s interest in POSIT (see Note 23).

Amortizable intangible assets, which are included in the Institutional Securities, Asset Management and Discover business segments, were as follows:

	At November 30, 2006		At November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$193	$15	$105	$7
Technology-related	153	55	147	37
Customer relationships	214	25	96	11
Other	107	14	9	8

Total amortizable intangible assets	$667	$109	$357	$63

Amortization expense associated with intangible assets is estimated to be approximately $58 million per year over the next five fiscal years.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Collateralized and Securitization Transactions.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”), principally government and agency securities, are carried at the amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements; such amounts include accrued interest. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, when appropriate. The Company’s policy is to take possession of securities purchased under agreements to resell. Securities borrowed and Securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated variable interest entities where the Company is deemed to be the primary beneficiary and certain equity-referenced securities and loans where in all instances these liabilities are payable solely from the cash flows of the related assets accounted for as Financial instruments owned.

The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as Financial instruments owned (pledged to various parties) in the consolidated statements of financial condition. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At November 30, 2006	At November 30, 2005
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$12,111	$12,494
Other sovereign government obligations	893	328
Corporate and other debt	44,237	21,775
Corporate equities	6,662	5,290

Total	$63,903	$39,887

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At November 30, 2006 and November 30, 2005, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $942 billion and $798 billion, respectively, and the fair value of the portion that had been sold or repledged was $780 billion and $737 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statement of financial condition. At November 30, 2006 and November 30, 2005, $64,588 million and $43,557 million, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company manages credit exposure arising from reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral to ensure such transactions are adequately collateralized. Where deemed appropriate, the Company’s agreements with third parties specify its rights to request additional collateral. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold, but not delivered from customers.

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $4.8 billion at November 30, 2006, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in fiscal 2006. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during fiscal 2006 were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at November 30, 2006 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$2,863		$1,098		$682
Weighted average life (in months)	37		64		99
Credit losses (rate per annum)	0.00-4.50%		—		0.00-10.93%
Impact on fair value of 10% adverse change	$(128)		$—		$(6)
Impact on fair value of 20% adverse change	$(248)		$—		$(11)
Weighted average discount rate (rate per annum)	10.93%		5.46%		6.62%
Impact on fair value of 10% adverse change	$(51)		$(24)		$(24)
Impact on fair value of 20% adverse change	$(103)		$(47)		$(47)
Prepayment speed assumption(1)(2)	199-2833	PSA	147-538	PSA	—
Impact on fair value of 10% adverse change	$(105)		$(4)		$—
Impact on fair value of 20% adverse change	$(145)		$(8)		$—

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its Institutional Securities business, during fiscal 2006, fiscal 2005 and fiscal 2004, the Company received proceeds from new securitization transactions of $68 billion, $65 billion and $72 billion, respectively, and cash flows from retained interests in securitization transactions of $6.0 billion, $7.1 billion and $6.1 billion, respectively.

5.    Consumer Loans.

Consumer loans were as follows:

	At November 30, 2006	At November 30, 2005
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$25,004	$23,754
Less:
Allowance for consumer loan losses	831	838

Consumer loans, net	$24,173	$22,916

Activity in the allowance for consumer loan losses was as follows:

	Fiscal 2006	Fiscal 2005(1)	Fiscal 2004(1)
	(dollars in millions)
Balance at beginning of period	$838	$943	$1,002
Additions:
Provision for consumer loan losses	756	878	926
Purchase of consumer loans(2)	55	—	—
Deductions:
Charge-offs	(1,001)	(1,145)	(1,120)
Recoveries	174	167	132

Net charge-offs	(827)	(978)	(988)
Translation adjustments and other	9	(5)	3

Balance at end of period	$831	$838	$943

(1)	Certain reclassifications have been made to prior-year amounts to conform to the current year’s presentation.
(2)	Amounts relate to the Company’s acquisition of Goldfish (see Note 23) and other acquisitions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on net charge-offs of interest and cardmember fees was as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$196	$227	$233

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$97	$122	$145

At November 30, 2006, the Company had commitments to extend credit for consumer loans of approximately $274 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided that there are no violations of conditions established in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At November 30, 2006 and November 30, 2005, $5,570 million and $4,960 million, respectively, of the Company’s consumer loans had minimum contractual maturities of less than one year. Because of the uncertainty regarding consumer loan repayment patterns, which historically have been higher than contractually required minimum payments, this amount may not necessarily be indicative of the Company’s actual consumer loan repayments.

The Company received net proceeds from consumer loan sales of $11,532 million, $10,525 million and $7,590 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

At November 30, 2006 and November 30, 2005, $2.3 billion and $4.0 billion, respectively, of the Company’s consumer loans were classified as held for sale.

The Company’s U.S. consumer loan portfolio, including securitized loans, is geographically diverse, with a distribution approximating that of the population of the U.S.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, servicing rights, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees of 2% of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights as the servicing contracts provide just adequate compensation, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At November 30, 2006, the Company had $12,661 million of retained interests, including $9,370 million of undivided seller’s interests, in

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During fiscal 2006 and fiscal 2005, the Company completed credit card asset securitizations of $8.7 billion and $7.2 billion, respectively, and recognized net securitization gains of $159 million and net securitization losses of $78 million, respectively, as servicing and securitization income in the consolidated statements of income. The amount for fiscal 2006 includes an increase in the fair value of the Company’s retained interests in securitized credit card receivables primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation effective in October 2005. The uncollected balances of securitized general purpose credit card loans were $26.7 billion and $24.4 billion at November 30, 2006 and November 30, 2005, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during fiscal 2006 and fiscal 2005 were as follows:

	Fiscal 2006	Fiscal 2005
Weighted average life (in months)	3.7-4.7	4.1-5.9
Payment rate (rate per month)	19.69-21.58%	18.52-21.14%
Credit losses (rate per annum)	4.57-5.23%	5.60-6.00%
Discount rate (rate per annum)	11.00%	11.00-12.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At November 30, 2006
Residual Interests (carrying amount/fair value)	$338
Weighted average life (in months)	4.4
Weighted average payment rate (rate per month)	21.44%
Impact on fair value of 10% adverse change	$(27)
Impact on fair value of 20% adverse change	$(50)
Weighted average credit losses (rate per annum)	4.48%
Impact on fair value of 10% adverse change	$(39)
Impact on fair value of 20% adverse change	$(78)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(3)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Proceeds from new credit card asset securitizations	$8.7	$7.2	$3.7
Proceeds from collections reinvested in previous credit card asset securitizations	$60.9	$54.9	$61.6
Contractual servicing fees received	$0.5	$0.6	$0.6
Cash flows received from retained interests	$2.3	$2.3	$1.8

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At November 30, 2006		Fiscal 2006
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$50,291	$1,763	$48,207	$1,967
Less: Securitized general purpose credit card loans	26,703

Owned general purpose credit card loans	$23,588

6.    Deposits.

Deposits were as follows:

	At November 30, 2006	At November 30, 2005
	(dollars in millions)
Demand, passbook and money market accounts	$14,872	$2,629
Consumer certificate accounts	4,076	1,826
$100,000 minimum certificate accounts	9,395	14,208

Total	$28,343	$18,663

The weighted average interest rates of interest-bearing deposits outstanding during fiscal 2006 and fiscal 2005 were 4.4% and 4.1%, respectively. The increase in deposits in fiscal 2006 primarily reflected growth in the Company’s bank deposit program.

At November 30, 2006, interest-bearing deposits maturing over the next five years were as follows:

Fiscal Year	(dollars in millions)
2007	$24,354
2008	1,430
2009	651
2010	715
2011	142

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Short-Term Borrowings.

The table below summarizes certain information regarding short-term borrowings for fiscal 2006 and fiscal 2005 (dollars in millions):

	At November 30,
	2006	2005
Commercial paper:
Balance at year-end	$22,433	$23,209

Average amount outstanding	$23,962	$28,270

Weighted average interest rate on year-end balance	4.6%	3.3%

Other short-term borrowings(1):
Balance at year-end	$6,659	$7,911

Average amount outstanding	$7,773	$9,100

(1)	These borrowings included bank loans, Federal Funds and bank notes.

The Company maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of three separate tranches: a U.S. dollar tranche with the Company as borrower; a Japanese yen tranche with MSJS as borrower and the Company as borrower and guarantor for MSJS borrowings; and a multicurrency tranche available in both euro and sterling with the Company as borrower. Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.5 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. At November 30, 2006, the Company had a $16.4 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At November 30, 2006, no borrowings were outstanding under the Credit Facility.

The Company and its subsidiaries also maintain certain committed bilateral credit facilities to support general liquidity needs. These facilities are expected to be drawn from time to time to cover short-term funding needs.

The Company, through several of its subsidiaries, maintains several funded committed credit facilities to support various businesses, including (without limitation) the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings at fiscal year-end consisted of the following:

	U.S. Dollar			Non-U.S. Dollar(1)			At November 30,
	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	Fixed Rate	Floating Rate(2)	Index/ Equity Linked	2006 Total(3)	2005 Total(3)
	(dollars in millions)
Due in fiscal 2006	$—	$—	$—	$—	$—	$—	$—	$13,822
Due in fiscal 2007	3,692	6,651	3,515	590	3,680	146	18,274	30,308
Due in fiscal 2008	1,566	24,287	2,720	1,333	3,153	699	33,758	10,790
Due in fiscal 2009	1,968	3,635	1,545	2,929	331	1,499	11,907	7,590
Due in fiscal 2010	3,621	1,346	1,151	2,116	1,816	1,547	11,597	9,946
Due in fiscal 2011	5,683	1,998	784	1,585	10	1,062	11,122	8,295
Thereafter	21,936	6,058	3,074	11,891	13,033	2,328	58,320	29,714

Total	$38,466	$43,975	$12,789	$20,444	$22,023	$7,281	$144,978	$110,465

Weighted average coupon at fiscal year-end	5.6%	5.5%	n/a	3.9%	4.0%	n/a	5.0%	4.6%

(1)	Weighted average coupon was calculated utilizing non-U.S. dollar interest rates.
(2)	U.S. dollar contractual floating rate borrowings bear interest based on a variety of money market indices, including London Interbank Offered Rates (“LIBOR”) and Federal Funds rates. Non-U.S. dollar contractual floating rate borrowings bear interest based primarily on Euribor floating rates.
(3)	Amounts include a decrease of approximately $326 million at November 30, 2006 and $324 million at November 30, 2005 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges under SFAS No. 133.

The Company’s long-term borrowings included the following components:

	At November 30,
	2006	2005
	(dollars in millions)
Senior debt	$136,213	$103,694
Subordinated debt	3,881	4,007
Junior subordinated debentures	4,884	2,764

Total	$144,978	$110,465

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $16,016 million at November 30, 2006 and $16,018 million at November 30, 2005. Subordinated debt and junior subordinated debentures typically are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index/equity-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying equity, credit, or other position or index, the Company has entered into various swap contracts and purchased options that effectively convert the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks, or specific equity securities, credit or other position or index. The Company accounts for its structured borrowings as having embedded derivatives. The embedded derivatives are bifurcated from the hybrid notes and are accounted for at fair value, with the changes in fair value reported in Principal transactions trading revenues. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value, with changes in fair value reported in Principal transactions trading revenues.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes (including the notes issued by MS&Co. discussed below) of $3,881 million having a contractual weighted average coupon of 4.77% at November 30, 2006 and $4,007 million having a weighted average coupon of 4.86% at November 30, 2005. Junior subordinated debentures issued by the Company were $4,884 million at November 30, 2006 and $2,764 million at November 30, 2005 having a contractual weighted average coupon of 6.51% at November 30, 2006 and 6.45% at November 30, 2005. Maturities of the subordinated and junior subordinated notes range from fiscal 2011 to fiscal 2033. Maturities of certain junior subordinated debentures can be extended to 2066 at the Company’s option.

At November 30, 2006, MS&Co. had outstanding a $25 million 7.82% fixed rate subordinated Series F note. The note matures in fiscal 2016. The terms of the note contain restrictive covenants that require, among other things, MS&Co. to maintain specified levels of Consolidated Tangible Net Worth and Net Capital, each as defined. As of November 30, 2006, MS&Co. was in compliance with these restrictive covenants.

Asset and Liability Management.    In general, securities inventories not financed by secured funding sources and the majority of current assets are financed with a combination of short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are financed with fixed rate long-term debt. Both fixed rate long-term debt and floating rate long-term debt (in addition to sources of funds accessed directly by the Company’s Discover business segment) are used to finance the Company’s consumer loan portfolio. The Company uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Weighted average coupon of long-term borrowings at fiscal year-end(1)	5.0%	4.6%	4.2%

Effective average borrowing rate for long-term borrowings after swaps at fiscal year-end(1)	5.0%	4.1%	2.9%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

Cash paid for interest for the Company’s borrowings and deposits approximated the related interest expense in fiscal 2006, fiscal 2005 and fiscal 2004.

Subsequent to fiscal year-end and through January 31, 2007, the Company’s long-term borrowings (net of repayments) increased by approximately $11 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies.

Office Facilities.    The Company has non-cancelable operating leases covering office space and equipment. At November 30, 2006, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Fiscal Year
2007	$506
2008	500
2009	413
2010	322
2011	268
Thereafter	1,852

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $491 million, $595 million and $444 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The net rent expense for fiscal 2005 included $109 million related to the lease adjustment charge recorded in the first quarter of fiscal 2005 (see Note 26).

Equipment.    In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. These operating leases are integral parts of the Company’s commodities risk management business. At November 30, 2006, future minimum rental commitments under such leases were as follows (dollars in millions):

Fiscal Year
2007	$374
2008	247
2009	181
2010	99
2011	46
Thereafter	44

Letters of Credit and Other Financial Guarantees.    At November 30, 2006 and November 30, 2005, the Company had approximately $5.8 billion and $6.9 billion, respectively, of letters of credit and other financial guarantees outstanding to satisfy various collateral requirements.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate value of the investment grade and non-investment grade primary and secondary lending commitments are shown below:

	At November 30, 2006	At November 30, 2005
	(dollars in millions)
Investment grade corporate lending commitments	$34,306	$23,968
Non-investment grade corporate lending commitments	17,809	13,066

Total	$52,115	$37,034

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

The Company has commitments to fund other less liquid investments, including at November 30, 2006, $1,279 million in connection with investment activities, $15,888 million related to secured lending transactions and $5,062 million related to forward purchase contracts involving mortgage loans. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At November 30, 2006, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $104 billion and $76 billion, respectively.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the pending matter described in the paragraphs below, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. Legal reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

Coleman Litigation.    On May 8, 2003, Coleman (Parent) Holdings Inc. (“CPH”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit for Palm Beach County, Florida. The complaint relates to the 1998 merger between The Coleman Company, Inc. (“Coleman”) and Sunbeam, Inc. (“Sunbeam”). The complaint, as amended, alleges that CPH was induced to agree to the transaction with Sunbeam based on certain financial misrepresentations, and it asserts claims against the Company for aiding and abetting fraud, conspiracy and punitive damages. Shortly before trial, which commenced in April 2005, the trial court granted, in part, a motion for entry of a default judgment against the Company and ordered that portions of CPH’s complaint, including those setting forth CPH’s primary allegations against the Company, be read to the jury and deemed established for all purposes in the action. In May 2005, the jury returned a verdict in favor of CPH and awarded CPH $604 million in compensatory damages and $850 million in punitive damages. On June 23, 2005, the trial court issued a final judgment in favor of CPH in the amount of $1,578 million, which includes prejudgment interest and excludes certain payments received by CPH in settlement of related claims against others.

On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the consolidated statement of financial condition is $1,840 million of money market deposits that have been pledged to obtain the supersedeas bond. The Company filed its initial brief in support of its appeal on December 7, 2005, and, on June 28, 2006, the Court of Appeal heard oral argument. The Company’s appeal seeks to reverse the judgment of the trial court on several grounds and asks that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

The Company believes, after consultation with outside counsel, that it is probable that the compensatory and punitive damages awards will be overturned on appeal and the case remanded for a new trial. Taking into account the advice of outside counsel, the Company is maintaining a reserve of $360 million for the Coleman litigation, which it believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the judgment is overturned and the case remanded for a new trial. If the compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the consolidated financial condition of the Company and/or the Company’s or Institutional Securities’ operating results and cash flows for a particular future period, and the upper end of the range could exceed $1.4 billion.

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 16.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings per Common Share.

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Basic EPS:
Income from continuing operations before cumulative effect of accounting change, net	$7,497	$5,192	$4,589
Loss on discontinued operations, net	(25)	(302)	(103)
Cumulative effect of accounting change, net	—	49	—
Preferred stock dividend requirements	(19)	—	—

Net income applicable to common shareholders	$7,453	$4,939	$4,486

Weighted average common shares outstanding	1,010	1,050	1,080

Earnings per basic common share:
Income from continuing operations	$7.40	$4.94	$4.25
Loss on discontinued operations	(0.02)	(0.29)	(0.10)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per basic common share	$7.38	$4.70	$4.15

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Diluted EPS:
Net income applicable to common shareholders	$7,453	$4,939	$4,486

Weighted average common shares outstanding	1,010	1,050	1,080
Effect of dilutive securities:
Stock options and restricted stock units	45	30	25

Weighted average common shares outstanding and common stock equivalents	1,055	1,080	1,105

Earnings per diluted common share:
Income from continuing operations	$7.09	$4.81	$4.15
Loss on discontinued operations	(0.02)	(0.29)	(0.09)
Cumulative effect of accounting change, net	—	0.05	—

Earnings per diluted common share	$7.07	$4.57	$4.06

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	38	93	95

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Sales and Trading Activities.

The Company’s institutional sales and trading activities are conducted through the integrated management of its client-driven and proprietary transactions along with the hedging and financing of these positions. Sales and trading activities include revenues from customer purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s positions. The Company also engages in proprietary trading activities for its own account.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Market Risk, Credit Risk, Operational Risk, Financial Control, Treasury, and Legal and Compliance Departments (collectively, the “Company Control Groups”), which are all independent of the Company’s business units, assist senior management and the Firm Risk Committee in monitoring and controlling the Company’s risk through a number of control processes. The Company is committed to employing qualified personnel with appropriate expertise in each of its various administrative and business areas to implement effectively the Company’s risk management and monitoring systems and processes.

Each business segment has a risk committee that is responsible for ensuring that the business segment, as applicable, adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring, and management policies and procedures that are consistent with the risk framework established by the Firm Risk Committee; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring and management policies and procedures, and related controls.

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

Credit Risk.    Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor is unable to meet its financial obligations. The Company incurs significant, “single name” credit risk exposure through the Institutional Securities business. This type of risk requires credit analysis of specific counterparties, both initially and on an ongoing basis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Institutional Credit Department (“Institutional Credit”) manages credit risk exposure for the Institutional Securities business. Institutional Credit is responsible for ensuring transparency of material credit risks, ensuring compliance with established limits, approving material extensions of credit, and escalating risk concentrations to appropriate senior management.

Concentration Risk.    The Company is subject to concentration risk by holding large positions in certain types of securities or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries, or issuers engaged in a particular industry. Financial instruments owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, United Kingdom, Italy and Germany), which, in the aggregate, represented approximately 6% of the Company’s total assets at November 30, 2006. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 25% of the Company’s total assets at November 30, 2006, consist of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios. The Company seeks to limit concentration risk through the use of the systems and procedures described in the preceding discussions of risk management, market risk and credit risk.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivatives (both listed and OTC) at November 30, 2006 and November 30, 2005 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At November 30, 2006		At November 30, 2005
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$19,444	$15,688	$17,157	$13,212
Foreign exchange forward contracts and options	7,325	7,725	7,548	7,597
Equity securities contracts (including equity swaps, warrants and options)	16,705	23,155	7,290	11,957
Commodity forwards, options and swaps	11,969	10,923	13,899	12,186

Total	$55,443	$57,491	$45,894	$44,952

12.    Capital Units.

The Company has Capital Units outstanding that were issued by the Company and Morgan Stanley Finance plc (“MSF”), a U.K. subsidiary. A Capital Unit consists of (a) a Subordinated Debenture of MSF guaranteed by the Company and maturing in 2017 and (b) a related Purchase Contract issued by the Company, which may be accelerated by the Company, requiring the holder to purchase one Depositary Share representing shares of the Company’s Cumulative Preferred Stock. The aggregate amount of Capital Units outstanding was $66 million at both November 30, 2006 and November 30, 2005. Subsequent to fiscal year-end, the Company and MSF announced the Company’s intention to redeem all of the outstanding Capital Units on February 28, 2007.

13.    Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for fiscal 2006 and fiscal 2005 were as follows (share data in millions):

	Fiscal 2006	Fiscal 2005
Shares outstanding at beginning of period	1,058	1,087
Net impact of stock option exercises and other share issuances	43	39
Treasury stock purchases	(52)	(68)

Shares outstanding at end of period	1,049	1,058

Treasury Shares.    During fiscal 2006, the Company purchased $3.4 billion of its common stock through open market purchases at an average cost of $65.43 per share. During fiscal 2005, the Company purchased $3.7 billion of its common stock through a combination of open market purchases and purchases from employees at an average cost of $54.31 per share. In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaces the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over the next 12-18 months at prices the Company deems appropriate, subject to its surplus capital position, market conditions and regulatory considerations.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rabbi Trusts.    The Company has established rabbi trusts (the “Trusts”) to provide common stock voting rights to certain employees who hold outstanding restricted stock units. The number of shares of common stock outstanding in the Trusts was 81 million at November 30, 2006 and 60 million at November 30, 2005. The assets of the Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Trusts is classified in Shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares, in an aggregate of $1,100 million, representing 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option in whole or in part on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. Subsequent to fiscal year-end, the Company declared a quarterly dividend of $388.045 per share of Series A Preferred Stock that was paid on January 16, 2007 to preferred shareholders of record on January 1, 2007.

Regulatory Requirements.    MS&Co. and MSDWI are registered broker-dealers and registered futures commission merchants and, accordingly, are subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,498 million at November 30, 2006, which exceeded the amount required by $3,168 million. MSDWI’s net capital totaled $1,251 million at November 30, 2006, which exceeded the amount required by $1,180 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJS have consistently operated in excess of their respective regulatory capital requirements.

In fiscal 2007, the Company intends to merge MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Company’s principal U.S. broker-dealer.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At November 30, 2006, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of November 30, 2006, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2006, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At November 30, 2006, approximately $14.0 billion of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the Company.

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

	At November 30,
	2006	2005
	(dollars in millions)
Net monetary investments in non-U.S. dollar functional currency subsidiaries	$6,195	$3,716

Cumulative translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$741	$194
Cumulative translation adjustments resulting from realized or unrealized losses on hedges, net of tax	(692)	(249)

Total cumulative translation adjustments	$49	$(55)

14.    Employee Compensation Plans.

As of December 1, 2004, the Company early adopted SFAS No. 123R using the modified prospective method (see Note 2). SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of the Company’s common stock. The fair value of stock options is determined using the Black-Scholes valuation model.

The components of the Company’s stock-based compensation expense (net of cancellations and a cumulative effect of a change in accounting principle in fiscal 2005 associated with the adoption of SFAS No. 123R) are presented below:

	Fiscal 2006(1)	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Deferred stock	$1,791	$601	$487
Stock options	155	146	163
Employee Stock Purchase Plan	9	9	9
Employee Stock Ownership Plan	—	—	4

Total	$1,955	$756	$663

(1)	Amounts for fiscal 2006 include $464 million of accrued stock-based compensation expense for fiscal 2006 year-end equity awards granted to retirement-eligible employees in December 2006.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefit for stock-based compensation expense related to deferred stock and stock options was $748 million, $260 million and $250 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

At November 30, 2006, the Company had approximately $1,188 million of compensation cost related to unvested stock-based awards not yet recognized (excluding fiscal 2006 year-end awards granted in December 2006 to non-retirement-eligible employees, which will begin to be amortized in fiscal 2007). The unrecognized compensation cost as of November 30, 2006 will primarily be recognized in fiscal 2007 and fiscal 2008.

In connection with awards under its equity-based compensation and benefit plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At November 30, 2006, approximately 107 million shares were available for future grant under these plans.

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

The following table sets forth activity relating to the Company’s vested and unvested restricted stock units (share data in millions):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Restricted stock units at beginning of year	60	78	65
Granted	38	4	29
Conversions to common stock	(12)	(18)	(14)
Canceled	(5)	(4)	(2)

Restricted stock units at end of year	81	60	78

The weighted average price of restricted stock units at the beginning and end of fiscal 2006 was $51.47 and $53.57, respectively. During fiscal 2006, the weighted average price for granted, converted and canceled restricted stock units was $57.86, $56.41 and $54.10, respectively. The weighted average price for restricted stock units granted during fiscal 2005 and fiscal 2004 was $53.10 and $54.69, respectively.

The total fair value of restricted stock units converted to common stock during fiscal 2006, fiscal 2005 and fiscal 2004 was $768 million, $986 million and $791 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s unvested restricted stock units (share data in millions):

	Fiscal 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of period	36	$52.04
Granted	38	57.86
Vested	(18)	51.75
Canceled	(5)	54.14

Unvested restricted stock units at end of period(1)	51	$54.70

(1)	Unvested restricted stock units represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.

Stock Option Awards.    The Company has made stock option awards pursuant to several equity-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ discretionary compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a one- to five-year period and expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are similar to those in deferred stock awards.

The weighted average fair values of options granted during fiscal 2006, fiscal 2005 and fiscal 2004 were $14.15, $12.77 and $16.67, respectively, utilizing the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Risk-free interest rate	4.8%	3.7%	3.5%
Expected option life in years	3.3	3.1	5.3
Expected stock price volatility	28.6%	34.3%	34.6%
Expected dividend yield	1.7%	2.0%	1.9%

The Company’s expected option life has been determined based upon historical experience, and the expected stock price volatility has been determined based upon historical stock price data over a similar time period of the expected option life.

The following table sets forth activity relating to the Company’s stock options (share data in millions):

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	125.8	$51.01	152.2	$47.09	175.5	$43.66
Granted	2.1	64.05	0.9	54.73	4.2	51.83
Exercised	(14.5)	44.60	(19.5)	18.13	(21.0)	16.71
Canceled	(4.0)	57.41	(7.8)	57.01	(6.5)	55.55

Options outstanding at end of period	109.4	$51.88	125.8	$51.01	152.2	$47.09

Options exercisable at end of period	92.6	$51.65	95.4	$50.10	95.9	$44.57

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during fiscal 2006, fiscal 2005 and fiscal 2004 was $326 million, $722 million and $766 million, respectively.

As of November 30, 2006, the intrinsic value of in-the-money exercisable stock options was $2,292 million.

The following table presents information relating to the Company’s stock options outstanding at November 30, 2006 (number of options outstanding data in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$16.00 – $ 29.99	9.1	$26.67	1.1	9.1	$26.67	1.1
$30.00 – $ 39.99	9.7	35.64	2.1	9.7	35.64	2.1
$40.00 – $ 49.99	17.0	42.84	5.5	14.9	42.86	5.4
$50.00 – $ 59.99	45.0	55.50	6.0	30.8	56.04	5.5
$60.00 – $ 69.99	25.8	63.11	3.7	25.4	63.12	3.6
$70.00 – $106.99	2.8	83.20	2.2	2.7	83.31	2.1

Total	109.4			92.6

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase shares of the Company’s common stock at a 15% discount from market value. The Company expenses the 15% discount associated with the ESPP.

Morgan Stanley 401(k) and Profit Sharing Awards.    Eligible U.S. employees receive 401(k) matching contributions which are invested in the Company’s common stock. The Company also provides discretionary profit sharing to certain employees. The pre-tax expense associated with the 401(k) match and profit sharing for fiscal 2006, fiscal 2005 and fiscal 2004 was $132 million, $132 million and $118 million, respectively.

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

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates are covered by a non-contributory pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries have pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax regulations. Liabilities for benefits payable under its Supplemental Plans are accrued by the Company and are funded when paid to the beneficiaries.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has unfunded postretirement benefit plans that provide medical and life insurance for eligible U.S. retirees and their dependents.

The Company uses a measurement date of September 30 to calculate obligations under its pension and postretirement plans.

The following tables present information for the Company’s pension and postretirement plans on an aggregate basis:

Net Periodic Benefit Expense.

Net periodic benefit expense included the following components:

	Pension			Postretirement
	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Service cost, benefits earned during the year	$133	$122	$114	$10	$8	$9
Interest cost on projected benefit obligation	139	129	120	11	11	10
Expected return on plan assets	(139)	(128)	(129)	—	—	—
Net amortization—transition obligation/prior service cost	(12)	(13)	(13)	(2)	(2)	(2)
Net amortization—actuarial loss	60	49	39	2	2	2
Special termination benefits/settlements	2	—	—	—	—	—

Net periodic benefit expense	$183	$159	$131	$21	$19	$19

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for fiscal 2006 and fiscal 2005 as well as a summary of the funded status at November 30, 2006 and November 30, 2005:

	Pension		Postretirement
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,524	$2,255	$196	$183
Service cost	133	122	10	8
Interest cost	139	129	11	11
Plan amendments	2	—	—	—
Actuarial (gain) loss	(88)	167	(40)	3
Benefits paid and settlements	(190)	(122)	(9)	(9)
Other, including foreign currency exchange rate changes	43	(27)	—	—

Benefit obligation at end of year	$2,563	$2,524	$168	$196

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$2,217	$1,868	$—	$—
Actual return on plan assets	144	215	—	—
Employer contributions	114	272	9	9
Benefits paid and settlements	(190)	(122)	(9)	(9)
Other, including foreign currency exchange rate changes	27	(16)	—	—

Fair value of plan assets at end of year	$2,312	$2,217	$—	$—

Funded status:
Unfunded status	$(251)	$(307)	$(168)	$(196)
Amount contributed to plan after measurement date	4	3	—	—
Unrecognized prior-service cost	(113)	(128)	(6)	(8)
Unrecognized loss	708	852	9	52

Net amount recognized	$348	$420	$(165)	$(152)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid benefit cost	$598	$657	$—	$—
Accrued benefit liability	(263)	(255)	(165)	(152)
Intangible asset	1	1	—	—
Accumulated other comprehensive income	12	17	—	—

Net amount recognized	$348	$420	$(165)	$(152)

The accumulated benefit obligation for all defined benefit pension plans was $2,385 million and $2,351 million at November 30, 2006 and November 30, 2005, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2006	November 30, 2005
	(dollars in millions)
Projected benefit obligation	$338	$2,402
Fair value of plan assets	36	2,089

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets as of fiscal year-end:

	November 30, 2006	November 30, 2005
	(dollars in millions)
Accumulated benefit obligation	$287	$278
Fair value of plan assets	36	28

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company has recognized an additional minimum pension liability of $13 million at November 30, 2006 and $18 million at November 30, 2005 for defined benefit pension plans whose accumulated benefit obligations exceeded plan assets. An intangible asset of $1 million was recognized as of November 30, 2006 and November 30, 2005, which represented the unrecognized prior-service cost for such plans. The remaining balance of $12 million ($7 million, net of income taxes) in fiscal 2006 and $17 million ($5 million, net of income taxes) in fiscal 2005 was recorded as a reduction of Accumulated other comprehensive income (loss), a component of Shareholders’ equity.

Assumptions.

The following table presents the weighted average assumptions used to determine benefit obligations at fiscal year-end:

	Pension		Postretirement
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Discount rate	5.79%	5.60%	5.97%	5.75%
Rate of future compensation increases	4.40	4.35	n/a	n/a

The following table presents the weighted average assumptions used to determine net periodic benefit costs for fiscal 2006, fiscal 2005 and fiscal 2004:

	Pension			Postretirement
	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006	Fiscal 2005	Fiscal 2004
Discount rate	5.60%	5.90%	6.05%	5.75%	6.05%	6.20%
Expected long-term rate of return on plan assets	6.65	6.95	7.20	n/a	n/a	n/a
Rate of future compensation increases	4.35	4.45	4.85	n/a	n/a	n/a

The expected long-term rate of return on assets represents the Company’s best estimate of the long-term return on plan assets and generally was estimated by computing a weighted average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. For plans where there is no established target asset allocation, actual asset allocations were used. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next, but is adjusted when there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assumed health care cost trend rates used to determine the postretirement benefit obligations at fiscal year-end:

	November 30, 2006	November 30, 2005
Health care cost trend rate assumed for next year:
Medical	9.00-9.33%	9.70-10.05%
Prescription	12.33%	13.55%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(dollars in millions)
Effect on total of service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	23	(16)

Qualified Plan Assets.

The Qualified Plan assets represent 89% of the Company’s total pension plan assets. The weighted average asset allocations for the Qualified Plan at November 30, 2006 and November 30, 2005 and the targeted asset allocation for fiscal 2007 by asset class were as follows:

	Fiscal 2007 Targeted	November 30, 2006	November 30, 2005
Equity securities	45%	44%	47%
Fixed income securities	55	51	43
Other—primarily cash	—	5	10

Total	100%	100%	100%

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

The Qualified Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments. Total Qualified Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the Standard & Poor’s 500 Index, the Russell 2000 Index, the MSCI EAFE Index and, in the case of the fixed income portfolio, the Qualified Plan’s liability profile.

Both the equity and fixed income portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer-

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer-duration fixed income allocation is expected to help stabilize plan contributions over the long run.

The asset mix of the Company’s Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee on a regular basis. When asset class exposure reaches a minimum or maximum level, an asset allocation review process is initiated, and the portfolio is automatically rebalanced back to target allocation levels unless the Investment Committee determines otherwise.

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

Derivative instruments are permitted in the Qualified Plan’s portfolio only to the extent that they comply with all of its policy guidelines and are consistent with its risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

•

Derivatives may be used only if the vehicle is deemed by the investment manager to be more attractive than a similar direct investment in the underlying cash market or if the vehicle is being used to manage risk of the portfolio.

•	Under no circumstances may derivatives be used in a speculative manner or to leverage the portfolio.

•

Derivatives may not be used as short-term trading vehicles. The investment philosophy of the Qualified Plan is that investment activity is undertaken for long-term investment rather than short-term trading.

•

Derivatives may be used only in the management of the Qualified Plan’s portfolio when their possible effects can be quantified, shown to enhance the risk-return profile of the portfolio, and reported in a meaningful and understandable manner.

As a fundamental operating principle, any restrictions on the underlying assets apply to a respective derivative product. This includes percentage allocations and credit quality. The purpose of the use of derivatives is to enhance investment in the underlying assets, not to circumvent portfolio restrictions.

Cash Flows.

The Company expects to contribute approximately $140 million to its pension and postretirement benefit plans (U.S. and non-U.S.) in fiscal 2007 based upon their current funded status and expected asset return assumptions for fiscal 2007, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	(dollars in millions)
Fiscal 2007	$99	$9
Fiscal 2008	104	9
Fiscal 2009	107	9
Fiscal 2010	110	9
Fiscal 2011	122	10
Fiscal 2012-2016	749	50

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Pension Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined by the purchasing power of the accumulated value of contributions paid. In fiscal 2006, fiscal 2005 and fiscal 2004, the Company’s expense related to these plans was $91 million, $73 million and $58 million, respectively.

Postemployment Benefits.    Postemployment benefits include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material as of November 30, 2006 and November 30, 2005.

16.    Income Taxes.

The provision for income taxes from continuing operations consisted of:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in millions)
Current:
U.S. federal	$1,545	$1,674	$1,191
U.S. state and local	233	238	217
Non-U.S.	1,285	1,022	709

	3,063	2,934	2,117

Deferred:
U.S. federal	230	(949)	(152)
U.S. state and local	(24)	(69)	(22)
Non-U.S.	6	(58)	(87)

	212	(1,076)	(261)

Provision for income taxes from continuing operations	$3,275	$1,858	$1,856

Income tax benefit from discontinued operations	$17	$184	$69

The following table reconciles the provision for income taxes to the U.S. federal statutory income tax rate:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.3	1.6	1.9
Lower tax rates applicable to non-U.S. earnings	(2.0)	(4.7)	(1.2)
Domestic tax credits	(2.0)	(5.5)	(5.4)
Other	(1.9)	0.1	(1.5)

Effective income tax rate(1)	30.4%	26.5%	28.8%

(1)	The fiscal 2006 effective tax rate includes the impact of a $280 million income tax benefit related to the resolution of the Internal Revenue Service examination of years 1994-1998. The fiscal 2005 effective tax rate includes the impact of a $309 million income tax benefit resulting from repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

As of November 30, 2006, the Company had approximately $4.4 billion of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at November 30, 2006 and November 30, 2005 were as follows:

	November 30, 2006	November 30, 2005
	(dollars in millions)
Deferred tax assets:
Employee compensation and benefit plans	$2,966	$2,313
Loan loss allowance	326	305
Other valuation and liability allowances	870	1,047
Deferred expenses	26	20
Other	836	1,452

Total deferred tax assets	5,024	5,137

Deferred tax liabilities:
Valuation of inventory, investments and receivables	20	—
Prepaid commissions	91	132
Fixed assets	721	551
Other	1,076	887

Total deferred tax liabilities	1,908	1,570

Net deferred tax assets	$3,116	$3,567

Cash paid for income taxes was $3,115 million, $1,536 million and $818 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The Company recorded income tax benefits of $72 million, $317 million and $331 million related to employee stock compensation transactions in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Such benefits were credited to Paid-in capital.

Income Tax Examinations.    The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and states in which the Company has significant business operations, such as New York. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 1999-2005. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, although a resolution could have a material impact on the Company’s consolidated statement of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The effective income tax rate in fiscal 2006 included an income tax benefit of $280 million, or $0.27 per diluted share, related to the resolution of the IRS examination of years 1994-1998.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations primarily represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives.

Selected financial information for the Company’s segments is presented below:

Fiscal 2006	Institutional Securities(2)	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$20,336	$5,011	$2,739	$2,784	$(291)	$30,579
Net interest	1,226	494	31	1,506	22	3,279

Net revenues	$21,562	$5,505	$2,770	$4,290	$(269)	$33,858

Income from continuing operations before losses from unconsolidated investees and income taxes	$8,160	$509	$711	$1,587	$33	$11,000
Losses from unconsolidated investees	225	—	—	3	—	228
Provision for income taxes	2,308	164	285	506	12	3,275

Income from continuing operations(1)	$5,627	$345	$426	$1,078	$21	$7,497

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$13,652	$4,695	$2,895	$2,059	$(273)	$23,028
Net interest	2,021	324	12	1,393	—	3,750

Net revenues	$15,673	$5,019	$2,907	$3,452	$(273)	$26,778

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	$4,754	$585	$1,007	$921	$94	$7,361
Losses from unconsolidated investees	311	—	—	—	—	311
Provision for income taxes	909	197	378	340	34	1,858

Income from continuing operations before cumulative effect of accounting change, net(1)(3)	$3,534	$388	$629	$581	$60	$5,192

Fiscal 2004	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$10,702	$4,362	$2,736	$2,322	$(291)	$19,831
Net interest	2,411	253	2	1,211	—	3,877

Net revenues	$13,113	$4,615	$2,738	$3,533	$(291)	$23,708

Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	$4,281	$371	$827	$1,221	$118	$6,818
Losses from unconsolidated investees	328	—	—	—	—	328
Provision for income taxes	932	120	318	443	43	1,856
Dividends on preferred securities subject to mandatory redemption	45	—	—	—	—	45

Income from continuing operations(1)	$2,976	$251	$509	$778	$75	$4,589

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Fiscal 2006
Interest and dividends	$41,979	$1,018	$45	$2,458	$(284)	$45,216
Interest expense	40,753	524	14	952	(306)	41,937

Net interest	$1,226	$494	$31	$1,506	$22	$3,279

Fiscal 2005
Interest and dividends	$25,455	$662	$23	$2,174	$(139)	$28,175
Interest expense	23,434	338	11	781	(139)	24,425

Net interest	$2,021	$324	$12	$1,393	$—	$3,750

Fiscal 2004
Interest and dividends	$16,395	$409	$8	$1,859	$(87)	$18,584
Interest expense	13,984	156	6	648	(87)	14,707

Net interest	$2,411	$253	$2	$1,211	$—	$3,877

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(4)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At November 30, 2006	$1,065,691	$21,166	$4,947	$28,897	$(56)	$1,120,645

At November 30, 2005	$848,943	$19,290	$3,543	$26,866	$(119)	$898,523

At November 30, 2004	$701,853	$17,839	$3,759	$24,096	$(213)	$747,334

(1)	See Note 18 for a discussion of discontinued operations.
(2)	Net revenues for fiscal 2006 included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.
(3)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(4)	Corporate assets have been fully allocated to the Company’s business segments.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted through European and Asian locations. The following table presents selected income statement information and the total assets of the Company’s operations by geographic area. The principal methodologies used in preparing the geographic area data are as follows: commission revenues are recorded based on the location of the sales force; trading revenues are principally recorded based on location of the trader; investment banking revenues are based on location of the client; and asset management and portfolio service fees are recorded based on the location of the portfolio manager.

Fiscal 2006(1)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$22,340	$9,451	$3,718	$342	$(1,993)	$33,858
Income from continuing operations before losses from unconsolidated investees and income taxes	6,428	3,079	1,277	216	—	11,000
Total assets at November 30, 2006	1,398,520	794,442	67,731	71,598	(1,211,646)	1,120,645

Fiscal 2005(1)(2)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$18,796	$6,701	$2,480	$359	$(1,558)	$26,778
Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	4,185	1,965	931	280	—	7,361
Total assets at November 30, 2005	1,104,823	586,825	54,037	29,858	(877,020)	898,523

Fiscal 2004(1)	U.S.	Europe	Asia	Other	Eliminations	Total
	(dollars in millions)
Net revenues	$17,365	$5,219	$1,950	$520	$(1,346)	$23,708
Income from continuing operations before losses from unconsolidated investees, income taxes and dividends on preferred securities subject to mandatory redemption	4,324	1,387	639	468	—	6,818
Total assets at November 30, 2004	973,471	463,300	40,074	26,402	(755,913)	747,334

(1)	See Note 18 for a discussion of discontinued operations.
(2)	See Note 2 for a discussion of the cumulative effect of accounting change, net.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Discontinued Operations.

Fiscal 2006 and Fiscal 2005.

On August 17, 2005, the Company announced that its Board of Directors had approved management’s recommendation to sell the Company’s non-core aircraft leasing business. In connection with this action, the aircraft leasing business was classified as “held for sale” and reported as discontinued operations in the Company’s consolidated financial statements. In addition, in the third quarter of fiscal 2005, the Company recognized a charge of approximately $1.7 billion ($1.0 billion after-tax) to reflect the write-down of the aircraft leasing business to its estimated fair value of approximately $2.0 billion. In determining the charge that was recorded in the third quarter of fiscal 2005, the Company estimated the value to be realized in selling the aircraft leasing business as a whole. The estimated value of the business was based on the appraised values of the aircraft portfolio, an evaluation of then current market conditions, recent transactions involving the sales of similar aircraft leasing businesses, a detailed assessment of the portfolio and additional valuation analyses.

On January 30, 2006, the Company announced that it had signed a definitive agreement under which it would sell its aircraft leasing business to Terra Firma, a European private equity group, for approximately $2.5 billion in cash and the assumption of liabilities. Based on the terms of the agreement and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company revised its estimate of the fair value (less selling costs) of the aircraft leasing business and, as a result, in the fourth quarter reduced the pre-tax charge recorded in the third quarter of fiscal 2005 by approximately $1.1 billion. Full year results for fiscal 2005 reflected a charge of $509 million ($316 million after-tax).

The sale was completed on March 24, 2006. The results for discontinued operations in the quarter ended February 28, 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing.

Fiscal 2004.

In the third quarter of fiscal 2004, the Company entered into agreements for the sale of certain aircraft. Accordingly, the Company designated such aircraft as “held for sale” and recorded a $42 million pre-tax loss related to the write-down of these aircraft to fair value in accordance with SFAS No. 144. As of February 3, 2005, all of these aircraft were sold.

In accordance with SFAS No. 144, the Company’s aircraft were reviewed for impairment whenever events or changes in circumstances indicated that the carrying value of an aircraft may not have been recoverable. During the second quarter of fiscal 2004, the Company evaluated various financing strategies for its aircraft financing business. As part of that evaluation and to determine the potential debt ratings associated with the financing strategies, the Company commissioned appraisals of the aircraft portfolio from three independent aircraft appraisal firms. The appraisals indicated a decrease in the aircraft portfolio average market value of 12% from the appraisals obtained at the date of the prior impairment charge (May 31, 2003). In accordance with SFAS No. 144, the Company considered the decline in appraisal values a significant decrease in the market price of its aircraft portfolio and thus a trigger event to test for impairment in the carrying value of its aircraft.

In accordance with SFAS No. 144, the Company tested each of its aircraft for impairment by comparing each aircraft’s projected undiscounted cash flows with its respective carrying value. For those aircraft for which impairment was indicated (because the projected undiscounted cash flows were less than the carrying value), the Company adjusted the carrying value of each aircraft to its fair value if lower than the carrying value. To determine each aircraft’s fair value, the Company used the market value appraisals provided by three independent appraisers. As a result of this review, the Company recorded a non-cash pre-tax asset impairment charge of $109 million in the second quarter of fiscal 2004 based on the average of the market value appraisals provided by the independent appraisers.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Fiscal Year
	2006	2005	2004
Gross revenues from discontinued operations	$137	$417	$473
Pre-tax loss on discontinued operations	42	486	172

Fiscal 2006 reflected a net loss of $25 million on discontinued operations, which included the results of operations of the aircraft leasing business through the date of sale. Fiscal 2005 and fiscal 2004 reflected a net loss on discontinued operations of $302 million and $103 million, respectively.

The following is a summary of the assets and liabilities of the Company’s aircraft leasing business as of November 30, 2005 (dollars in millions):

Assets:
Aircraft under operating leases	$3,145
Other assets	54

Total assets	$3,199

Liabilities:
Payable to affiliates	$2,055
Other liabilities	690

Total liabilities	$2,745

19.    Variable Interest Entities.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it is deemed to be the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 5), the Company does not consolidate the entity.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests described below may not be held by the Company at the end of future quarterly reporting periods.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 30, 2006, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note, equity fund and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $20.4 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provides the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, equity fund, certain credit-linked note, certain collateralized debt obligation, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company consolidates those entities where it holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings. For those liabilities that include an embedded derivative, the Company has bifurcated such derivative in accordance with SFAS No. 133. The beneficial interests of these consolidated entities are payable solely from the cash flows of the assets held by the VIE.

At November 30, 2006, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $34.7 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt, loan and bond obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $19.0 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at November 30, 2006. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

20.    Guarantees.

The Company has certain obligations under certain guarantee arrangements, including contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is disclosed below by type of guarantee:

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed.

The Company records all derivative contracts at fair value. For this reason, the Company does not monitor its risk exposure to such derivative contracts based on derivative notional amounts; rather, the Company manages its risk exposure on a fair value basis. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative contracts through a variety of risk mitigation strategies, including, but not limited to, entering into offsetting economic hedge positions. The Company believes that the notional amounts of the derivative contracts generally overstate its exposure.

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

The table below summarizes certain information regarding these guarantees at November 30, 2006:

	Maximum Potential Payout/Notional
	Years to Maturity				Total	Carrying Amount	Collateral/ Recourse
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Notional amount of derivative contracts	$688,352	$688,882	$1,267,757	$1,240,811	$3,885,802	$37,547	$119
Standby letters of credit and other financial guarantees	2,017	772	552	3,231	6,572	152	1,621
Market value guarantees	—	172	30	628	830	48	133
Liquidity facilities	1,692	—	—	110	1,802	—	—

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at November 30, 2006 and November 30, 2005 was $320 million and $349 million, respectively. As of November 30, 2006 and November 30, 2005, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $25 million and $36 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At November 30, 2006 and November 30, 2005, the maximum potential amount of future payments the Company may be required to make under its surety bond was $121 million and $157 million, respectively. The Company has not recorded any contingent liability in the consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business, the Company issues credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liable for certain transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant acquirer or merchant on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date that could qualify as a valid disputed transaction under the Company’s merchant processing network, issuer and cardmember agreements; however, the Company believes that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during fiscal 2006 and fiscal 2005:

	Fiscal Year
	2006	2005
Losses related to merchant chargebacks (dollars in millions)	$5	$6
Aggregate credit card transaction volume (dollars in billions)	100.3	87.2

The amount of the liability related to the Company’s cardmember merchant guarantee was not material at November 30, 2006. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At November 30,
	2006	2005
	(dollars in millions)
Settlement withholdings and escrow deposits	$55	$42

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Consumer Loans.    The fair value of consumer loans is determined by discounting cash flows using current market rates of loans having similar characteristics. The cash flow calculation methodologies, which vary by product, include adjustments for credit risk and prepayment rates commensurate with recent and projected trends. At November 30, 2006 and November 30, 2005, the carrying value of the Company’s consumer loans was approximately $0.1 billion less than their estimated fair value.

Collateralized Transaction Activities.    Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase and Securities loaned are recorded at their original contract amount plus accrued interest. As the majority of such activities are short term in nature, the carrying value of these instruments approximates fair value.

Deposits.    The estimated fair value of the Company’s deposits, using current rates for deposits with similar remaining maturities, approximated carrying value at November 30, 2006 and November 30, 2005.

Long-Term Borrowings.    The Company’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge under SFAS No. 133. The fair value of the Company’s long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements. At November 30, 2006 and November 30, 2005, the carrying value of the Company’s long-term borrowings was approximately $1.8 billion and approximately $0.9 billion, respectively, less than fair value.

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

In fiscal 2006, fiscal 2005 and fiscal 2004, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Fiscal Year
	2006	2005	2004
	(dollars in millions)
Losses from unconsolidated investees	$228	$311	$328
Tax credits	159	336	351
Tax benefits on losses	90	124	132

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2006 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Synthetic fuels tax credits realized in prior years are not affected by this limitation. Due to the high level of crude oil prices in fiscal 2006 and continued uncertainty regarding the value of tax credits associated with synthetic fuel investments, all of the Company’s investees idled production at their synthetic fuel production facilities during the second and third quarters of fiscal 2006. In the fourth quarter of fiscal 2006, all of the Company’s investees began production at their synthetic fuel production facilities, largely due to a decline in the level of crude oil prices in the fourth quarter as compared with the second and third quarters of fiscal 2006. Additionally, based on fiscal year to date and futures prices at November 30, 2006, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2006. The impact of this anticipated partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the fiscal year ended November 30, 2006.

The Company has entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

23.    Business and Other Acquisitions and Dispositions.

Subsequent to Fiscal 2006.

CityMortgage Bank.    On December 21, 2006, the Company acquired CityMortgage Bank (“CityMortgage”), a leading Moscow-based mortgage bank that specializes in originating, servicing and securitizing residential mortgage loans in the Russian Federation. The results of CityMortgage will be included within the Institutional Securities business segment.

Olco Petroleum Group Inc.    On December 15, 2006, the Company acquired a 60% equity stake in Olco Petroleum Group Inc. (“Olco”), a petroleum products marketer and distributor based in eastern Canada. The results of Olco will be included within the Institutional Securities business segment.

Quilter Holdings Ltd.    On December 13, 2006, the Company announced that it had reached an agreement to sell Quilter Holdings Ltd. (“Quilter”), its standalone U.K. mass affluent business. The transaction is expected to close during the first quarter of fiscal 2007. The results of Quilter have been included within the Global Wealth Management Group business segment.

Saxon Capital, Inc.    On December 4, 2006, the Company acquired Saxon Capital, Inc. (“Saxon”), a servicer and originator of residential mortgages. The results of Saxon will be included within the Institutional Securities business segment.

FrontPoint Partners.    On December 4, 2006, the Company acquired FrontPoint Partners (“FrontPoint”), a leading provider of absolute return investment strategies. The results of FrontPoint will be included within the Asset Management business segment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2006.

Goldfish.    On February 17, 2006, the Company acquired the Goldfish credit card business in the U.K. The acquisition has added economies of scale through better utilization of the existing U.K. infrastructure and strengthened the Company’s position in the U.K. credit card market. Since the acquisition date, the results of Goldfish have been included within the Discover business segment. The acquisition price was $1,676 million, which was paid in cash in February 2006. The Company recorded goodwill and other intangible assets of approximately $370 million in connection with the acquisition.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

At February 17, 2006
(dollars in millions)
Consumer loans	$1,316
Goodwill	247
Amortizable intangible assets	123
Other assets	20

Total assets acquired	1,706
Total liabilities assumed	30

Net assets acquired	$1,676

The $123 million of acquired amortizable intangible assets includes customer relationships of $54 million (15-year estimated useful life) and trademarks of $69 million (25-year estimated useful life).

Lansdowne Partners.    On November 1, 2006, the Company acquired a 19% stake in Lansdowne Partners (“Lansdowne”), a London-based investment manager. The investment in Lansdowne is accounted for under the equity method of accounting within the Asset Management business segment.

Avenue Capital Group.    On October 30, 2006, the Company formed a strategic alliance with Avenue Capital Group (“Avenue”), a New York-based investment manager with approximately $12 billion in assets under management. The Company acquired a minority interest in Avenue. The investment in Avenue is accounted for under the equity method of accounting within the Asset Management business segment.

Nan Tung Bank.    On September 29, 2006, the Company acquired Nan Tung Bank Ltd. Zhuhai (“Nan Tung”), a bank in the People’s Republic of China. The acquisition will enable the Company to strengthen its platform in China. Since the acquisition date, the results of Nan Tung have been included within the Institutional Securities business segment. The allocation of the purchase price is preliminary and subject to further adjustment as the valuation of certain intangible assets is still in process.

TransMontaigne Inc.    On September 1, 2006, the Company acquired TransMontaigne Inc. and its affiliates (“TransMontaigne”), a group of companies operating in the refined petroleum products marketing and distribution business. The acquisition will enable the Company to expand its supply and distribution of oil and refined oil products across a broader range of clients and regions across the U.S., as well as increase its oil storage capacity across the U.S. Since the acquisition date, the results of TransMontaigne and its affiliates have been included within the Institutional Securities business segment. The allocation of the purchase price is preliminary and is subject to further adjustment as the valuation of certain intangible assets is still in process.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Heidmar Group.    On September 1, 2006, the Company acquired the Heidmar Group of companies that provides international shipping and U.S. marine logistics services. The acquisition will enable the Company to expand its physical freight business across multiple vessel classes and geographies and provides an opportunity to expand into international shipping and services. Since the acquisition date, the results of the Heidmar Group of companies have been included within the Institutional Securities business segment. The allocation of the purchase price is preliminary and subject to further adjustment as the valuation of certain intangible assets is still in process.

Office Building.    On June 19, 2006, the Company purchased a majority interest in a joint venture that indirectly owns title to 522 Fifth Avenue, a 23-floor office building in New York City (the “Building”), for approximately $420 million. Concurrently, the Company entered into an occupancy agreement with the joint venture pursuant to which the Company will occupy the office space in the Building (approximately 580,000 square feet).

The pro forma impact of each of the above business acquisitions individually and in the aggregate was not material to the consolidated financial statements.

Fiscal 2005.

PULSE.    On January 12, 2005, the Company acquired PULSE, a U.S.-based automated teller machine/debit and electronic funds transfer network currently serving banks, credit unions, and savings and other financial institutions. Since the acquisition date, the results of PULSE have been included within the Discover business segment. The acquisition price was approximately $324 million, which was paid in cash during fiscal 2005. The Company recorded goodwill and other intangible assets of $329 million in connection with the acquisition.

Fiscal 2004.

Barra.    On June 3, 2004, the Company acquired Barra, Inc. (“Barra”), a global leader in delivering risk management systems and services to managers of portfolio and firm-wide investment risk. Since the acquisition date, the results of Barra have been included within the Institutional Securities business segment. The acquisition price was $41.00 per share in cash, or an aggregate consideration of approximately $800 million. The Company recorded goodwill and other intangible assets totaling $663 million in connection with the acquisition. In February 2005, the Company sold its 50% interest in POSIT, an equity crossing system that matches institutional buyers and sellers, to Investment Technology Group, Inc. The Company acquired the POSIT interest as part of its acquisition of Barra. As a result of the sale, the net carrying amount of intangible assets decreased by approximately $75 million.

24.    Staff Accounting Bulletin No. 108.

In September 2006, the SEC released SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective August 31, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for the items described below. The Company considers these adjustments to be immaterial to prior annual periods.

Trust Preferred Securities.    The Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 to reflect a change in its hedge accounting under SFAS

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 133. The change is being made following a clarification by the SEC of its interpretation of SFAS No. 133 related to the accounting for fair value hedges of fixed-rate trust preferred securities.

Since January 2005, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s clarification of SFAS No. 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest rate risk on these trust preferred securities effective August 2006 and adjusted its financial results as if hedge accounting was never applied. Prospectively, the Company will manage the interest rate risk on these securities as part of its overall asset liability management.

Compensation and Benefits.    The Company also adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 for two compensation and benefits accruals. Such accruals are related to (i) the overaccrual of certain payroll taxes in certain non-U.S. locations, primarily in the U.K., which arose in fiscal 2000 through fiscal 2006 and (ii) an adjustment to the amortization expense associated with stock-based compensation awards, which arose in fiscal 2003 and fiscal 2004.

Impact of Adjustments.    The impact of each of the items noted above on fiscal 2006 opening Shareholders’ equity and Retained earnings and on Net income for the first and second quarters of fiscal 2006 is presented below (dollars in millions):

	Trust Preferred Securities	Non-U.S. Payroll Taxes	Amortization of Stock- Based Compensation Awards	Total
Cumulative effect on Shareholders’ equity as of December 1, 2005	$(84)	$38	$12	$(34)
Cumulative effect on Retained earnings as of December 1, 2005	$(84)	$38	$(22)	$(68)
Effect on:
Net income for the three months ended February 28, 2006	$(1)	$14	$—	$13
Net income for the three months ended May 31, 2006	$(116)	$—	$—	$(116)
Net income for the six months ended May 31, 2006	$(117)	$14	$—	$(103)

The aggregate impact of these adjustments is summarized below (dollars in millions, except per share data):

As of and for the Three Months Ended February 28, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$15,988	$12	$16,000
Other liabilities	$14,984	$(98)	$14,886
Long-term borrowings	$121,395	$131	$121,526
Shareholders’ equity	$30,124	$(21)	$30,103
Principal transactions trading revenue	$3,067	$13	$3,080
Compensation and benefits expense	$4,183	$(22)	$4,161
Interest expense	$9,481	$15	$9,496
Net income	$1,561	$13	$1,574
Diluted EPS	$1.47	$0.01	$1.48

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Three Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Other assets	$17,651	$12	$17,663
Other liabilities	$18,159	$(162)	$17,997
Long-term borrowings	$127,985	$311	$128,296
Shareholders’ equity	$32,255	$(137)	$32,118
Principal transactions trading revenue	$3,735	$(170)	$3,565
Compensation and benefits expense	$3,723	$—	$3,723
Interest expense	$9,988	$9	$9,997
Net income	$1,957	$(116)	$1,841
Diluted EPS	$1.86	$(0.11)	$1.75

For the Six Months Ended May 31, 2006	Previously Reported	Adjustment	As Adjusted
Principal transactions trading revenue	$6,802	$(157)	$6,645
Compensation and benefits expense	$7,906	$(22)	$7,884
Interest expense	$19,469	$24	$19,493
Net income	$3,518	$(103)	$3,415
Diluted EPS	$3.33	$(0.10)	$3.23

25.    Insurance Settlement.

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

The pre-tax gain was recorded as a reduction to non-interest expenses and is included within the Global Wealth Management Group ($198 million), Asset Management ($43 million) and Institutional Securities ($10 million) business segments. The insurance settlement was allocated to the respective segments in accordance with the relative damages sustained by each segment.

26.    Lease Adjustment.

Prior to the first quarter of fiscal 2005, the Company did not record the effects of scheduled rent increases and rent-free periods for certain real estate leases on a straight-line basis. In addition, the Company had been accounting for certain tenant improvement allowances as reductions to the related leasehold improvements instead of recording funds received as deferred rent and amortizing them as reductions to lease expense over the lease term. In the first quarter of fiscal 2005, the Company changed its method of accounting for these rent escalation clauses, rent-free periods and tenant improvement allowances to properly reflect lease expense over the lease term on a straight-line basis. The impact of this correction resulted in the Company recording

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$109 million of additional rent expense in the first quarter of fiscal 2005. The impact of this change was included within non-interest expenses and reduced income before taxes within the Institutional Securities ($71 million), Global Wealth Management Group ($29 million), Asset Management ($5 million) and Discover ($4 million) business segments. The impact of this correction was not material to the pre-tax income of each of the segments or to the Company.

27.    Asset Management and Account Fees.

Prior to the fourth quarter of fiscal 2004, the Company was improperly recognizing certain management fees, account fees and related compensation expense paid at the beginning of the relevant contract periods, which is when such fees were billed. In the fourth quarter of fiscal 2004, the Company changed its method of accounting for such fees to properly recognize such fees and related expenses over the relevant contract period, generally quarterly or annually. As a result of the change, the Company’s results in the fourth quarter of fiscal 2004 included an adjustment to reflect the cumulative impact of the deferral of certain management fees, account fees and related compensation expense paid to global representatives. The impact of this change reduced net revenues by $107 million, non-interest expenses by $27 million and income before taxes by $80 million, at both the Company and the Global Wealth Management Group business segment in the fourth quarter of fiscal 2004. Such adjustment reduced fiscal 2004 net income by approximately $50 million and basic and diluted earnings per share by $0.05.

28.    Accounting Developments.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company adopted the guidance in FSP FIN 46(R)-6 prospectively on September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006 and has elected to fair value only certain hybrid financial instruments acquired, issued or subject to a remeasurement event after December 1, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and has elected to fair value certain servicing rights held as of the date of adoption. This election did not have a material impact on the Company’s opening balance of Retained earnings as of December 1, 2006. The Company will also elect to fair value certain servicing rights acquired after December 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of retained earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that SFAS No. 158 will have on its consolidated results of operations and cash flows. However, if SFAS No. 158 were to be applied by the Company as of November 30, 2006, based on a September 30, 2006 measurement date, the effect on its consolidated statement of financial position would be an after-tax charge to Shareholders’ equity of approximately $355 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

29.    Quarterly Results (unaudited).

	2006 Fiscal Quarter				2005 Fiscal Quarter
	First(1)	Second(1)	Third	Fourth	First	Second	Third	Fourth
	(dollars in millions, except per share data)
Total revenues	$18,133	$18,890	$20,055	$19,473	$11,598	$11,801	$13,157	$15,525
Interest expense	9,496	9,997	11,835	10,609	4,625	5,561	5,986	8,253
Provision for consumer loan losses	155	130	232	239	135	209	224	310

Net revenues	8,482	8,763	7,988	8,625	6,838	6,031	6,947	6,962

Total non-interest expenses	6,014	5,767	5,321	5,756	4,743	4,637	5,205	4,832

Income from continuing operations before losses from unconsolidated investees, income taxes and cumulative effect of accounting change, net	2,468	2,996	2,667	2,869	2,095	1,394	1,742	2,130
Losses from unconsolidated investees	69	103	2	54	73	67	105	66
Provision for income taxes	792	1,060	814	609	673	396	471	318

Income from continuing operations before cumulative effect of accounting change, net	1,607	1,833	1,851	2,206	1,349	931	1,166	1,746
Discontinued operations(2):
(Loss)/gain from discontinued operations	(55)	13	—	—	7	(5)	(1,700)	1,212
Income tax benefit/(provision)	22	(5)	—	—	(3)	2	678	(493)

(Loss)/gain on discontinued operations	(33)	8	—	—	4	(3)	(1,022)	719
Cumulative effect of accounting change, net(3)	—	—	—	—	49	—	—	—

Net income	$1,574	$1,841	$1,851	$2,206	$1,402	$928	$144	$2,465

Preferred stock dividend requirements	$—	$—	$—	$19	$—	$—	$—	$—

Earnings applicable to common shareholders	$1,574	$1,841	$1,851	$2,187	$1,402	$928	$144	$2,465

Earnings per basic common share(4):
Income from continuing operations	$1.57	$1.81	$1.83	$2.19	$1.26	$0.88	$1.12	$1.69
(Loss)/gain on discontinued operations	(0.03)	0.01	—	—	—	—	(0.98)	0.70
Cumulative effect of accounting change, net(3)	—	—	—	—	0.05	—	—	—

Earnings per basic common share	$1.54	$1.82	$1.83	$2.19	$1.31	$0.88	$0.14	$2.39

Earnings per diluted common share(4):
Income from continuing operations	$1.51	$1.74	$1.75	$2.08	$1.24	$0.86	$1.09	$1.64
(Loss)/gain on discontinued operations	(0.03)	0.01	—	—	—	—	(0.96)	0.68
Cumulative effect of accounting change, net(3)	—	—	—	—	0.05	—	—	—

Earnings per diluted common share	$1.48	$1.75	$1.75	$2.08	$1.29	$0.86	$0.13	$2.32

Dividends to common shareholders	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27	$0.27
Book value	$28.12	$29.97	$31.24	$32.67	$25.83	$26.07	$26.07	$27.59

(1)	Results for the Company for the first two quarters of fiscal 2006 were adjusted (see Note 24).
(2)	See Note 18 for a discussion of discontinued operations.
(3)	See Note 2 for a discussion of the cumulative effect of accounting change, net.
(4)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

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

Management assessed the effectiveness of Morgan Stanley’s internal control over financial reporting as of November 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Morgan Stanley maintained effective internal control over financial reporting as of November 30, 2006.

Morgan Stanley’s independent registered public accounting firm has audited and issued their attestation report on management’s assessment of Morgan Stanley’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Morgan Stanley:

We have audited management’s assessment, included within this November 30, 2006 Form 10-K of Morgan Stanley and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2006 and the related consolidated statement of income, comprehensive income, cash flows and changes in shareholders’ equity for the year ended November 30, 2006 and our report dated February 12, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s change in its accounting policy for recognition of equity awards granted to retirement-eligible employees and the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

New York, New York

February 12, 2007

Changes in Internal Control Over Financial Reporting

No change in Morgan Stanley’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2006 that materially affected, or is reasonably likely to materially affect, Morgan Stanley’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to Morgan Stanley’s directors and nominees under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of directors”

•	“Item 1—Election of directors—Board meetings and committees”

Information relating to Morgan Stanley’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley” and in Morgan Stanley’s Proxy Statement under the caption “Section 16(a) beneficial ownership reporting compliance” and incorporated by reference herein.

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

Because our common stock is listed on the NYSE and was listed on the NYSE Arca, Inc. (formerly the Pacific Exchange) (the “NYSE Arca”) in 2006, our Chief Executive Officer was required to make, and he has made, an annual certification to the NYSE and the NYSE Arca stating that he was not aware of any violation by Morgan Stanley of the corporate governance listing standards of the applicable exchange. Our Chief Executive Officer made his annual certification to that effect to the NYSE and the NYSE Arca as of May 3, 2006. In October 2006, Morgan Stanley delisted its common stock from the NYSE Arca. In addition, Morgan Stanley has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of Morgan Stanley’s public disclosure.

Item 11.    Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Item 1—Election of directors—Director compensation”

•	“Executive compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to equity compensation plans and security ownership of certain beneficial owners and management is set forth under the captions “Item 3—Company proposal to approve the 2007 Equity Incentive Plan,” “Equity Compensation Plan Information” and “Beneficial ownership of Company common stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

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

•	“Item 2—Ratification of appointment of Morgan Stanley’s independent auditor” (excluding the information under the subheading “Audit Committee report”)

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Documents filed as part of this report.

•	The financial statements required to be filed hereunder are listed on page S-1.

•	The financial statement schedules required to be filed hereunder are listed on page S-1.

•	An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2007.

MORGAN STANLEY (REGISTRANT)
By:	/s/ JOHN J. MACK
(John J. Mack) Chairman of the Board and Chief Executive Officer

Power of Attorney

We, the undersigned, hereby severally constitute Gary G. Lynch, David H. Sidwell and Ronald T. Carman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of February, 2007.

Signature	Title

/s/ JOHN J. MACK (John J. Mack)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID H. SIDWELL (David H. Sidwell)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL C. WIRTH (Paul C. Wirth)	Controller and Principal Accounting Officer (Principal Accounting Officer)

/s/ ROY J. BOSTOCK (Roy J. Bostock)	Director

/s/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/s/ HOWARD J. DAVIES (Howard J. Davies)	Director

/s/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/s/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

Signature	Title

/s/ CHARLES H. NOSKI (Charles H. Noski)	Director

/s/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/s/ CHARLES E. PHILLIPS, JR. (Charles E. Phillips, Jr.)	Director

/s/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/s/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/s/ KLAUS ZUMWINKEL (Klaus Zumwinkel)	Director

MORGAN STANLEY

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

ITEMS (15)(a)(1) AND (15)(a)(2)

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	109
Consolidated Statements of Financial Condition at November 30, 2006 and November 30, 2005	110
Consolidated Statements of Income for Fiscal 2006, Fiscal 2005 and Fiscal 2004	112
Consolidated Statements of Comprehensive Income for Fiscal 2006, Fiscal 2005 and Fiscal 2004	113
Consolidated Statements of Cash Flows for Fiscal 2006, Fiscal 2005 and Fiscal 2004	114
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal 2006, Fiscal 2005 and Fiscal 2004	115
Notes to Consolidated Financial Statements	116

Financial Statement Schedules

Schedule I—Condensed Financial Information of Morgan Stanley (Parent Company Only) at November 30, 2006 and November 30, 2005 and for each of the three fiscal years in the period ended November 30, 2006

S-2 - S-6

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	November 30, 2006	November 30, 2005
Assets:
Cash and cash equivalents	$6,879	$13,779
Financial instruments owned	14,823	13,399
Securities purchased under agreement to resell with affiliate	40,353	24,298
Advances to subsidiaries	145,550	113,835
Investment in subsidiaries, at equity	36,966	29,499
Other assets	4,629	7,608

Total assets	$249,200	$202,418

Liabilities and Shareholders’ Equity:
Commercial paper and other short-term borrowings	$14,255	$17,630
Financial instruments sold, not yet purchased	9,359	9,706
Payables to subsidiaries	48,105	32,903
Other liabilities and accrued expenses	2,969	7,992
Long-term borrowings	139,148	105,005

	213,836	173,236

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	—
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 in 2006 and 2005;
Shares issued: 1,211,701,522 in 2006 and 2005;
Shares outstanding: 1,048,877,006 in 2006 and 1,057,677,994 in 2005	12	12
Paid-in capital	2,213	2,389
Retained earnings	41,422	35,185
Employee stock trust	4,315	3,060
Accumulated other comprehensive loss	(35)	(190)
Common stock held in treasury, at cost, $0.01 par value; 162,824,546 shares in 2006 and 154,023,558 shares in 2005	(9,348)	(8,214)
Common stock issued to employee trust	(4,315)	(3,060)

Total shareholders’ equity	35,364	29,182

Total liabilities and shareholders’ equity	$249,200	$202,418

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues:
Interest and dividends	$6,036	$3,698	$1,827
Principal transactions	(156)	159	49
Other	3	6	(2)

Total revenues	5,883	3,863	1,874

Expenses:
Interest expense	6,744	3,126	1,978
Non-interest expenses	146	106	124

Total expenses	6,890	3,232	2,102

(Loss) income before income tax benefit (provision) and equity in earnings of subsidiaries	(1,007)	631	(228)
Income tax benefit (provision)	296	(143)	54

(Loss) income before equity in earnings of subsidiaries	(711)	488	(174)
Equity in earnings of subsidiaries, net of tax (including a cumulative effect of accounting change of $49 in fiscal 2005)	8,183	4,451	4,660

Net income	$7,472	$4,939	$4,486

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	104	(89)	76
Net change in cash flow hedges	53	(70)	26
Minimum pension liability adjustment	(2)	25	(2)

Comprehensive income	$7,627	$4,805	$4,586

Net income	$7,472	$4,939	$4,486

Preferred stock dividend requirements	$19	$—	$—

Earnings applicable to common shareholders	$7,453	$4,939	$4,486

See Notes to Condensed Financial Statements.

SCHEDULE I

MORGAN STANLEY

(Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cash flows from operating activities:
Net income	$7,472	$4,939	$4,486
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change of subsidiaries	—	(49)	—
Compensation payable in common stock and stock options	1,955	836	663
Equity in subsidiaries’ earnings, net of dividends	(6,345)	1,269	(1,327)
Change in assets and liabilities:
Financial instruments owned, net of financial instruments sold, not yet purchased	(1,857)	554	(570)
Other assets	7,091	(4,123)	(2,734)
Other liabilities and accrued expenses	10,064	1,255	5,831

Net cash provided by operating activities	18,380	4,681	6,349

Cash flows from investing activities:
Advances to and investments in subsidiaries	(32,837)	1,044	(16,034)
Securities purchased under agreement to resell with affiliate	(16,055)	(14,297)	(10,001)

Net cash used for investing activities	(48,892)	(13,253)	(26,035)

Cash flows from financing activities:
Net (payments for) proceeds from short-term borrowings	(3,375)	(11,179)	7,622
Tax benefits associated with stock based awards	144	355	—
Net proceeds from:
Issuance of preferred stock	1,097	—	—
Issuance of common stock	643	327	322
Issuance of long-term borrowings	44,009	31,304	32,000
Payments for:
Repurchases of common stock	(3,376)	(3,693)	(1,132)
Repayments of long-term borrowings	(14,363)	(14,579)	(11,129)
Cash dividends	(1,167)	(1,180)	(1,096)

Net cash provided by financing activities	23,612	1,355	26,587

Net (decrease) increase in cash and cash equivalents	(6,900)	(7,217)	6,901
Cash and cash equivalents, at beginning of period	13,779	20,996	14,095

Cash and cash equivalents, at end of period	$6,879	$13,779	$20,996

See Notes to Condensed Financial Statements.

MORGAN STANLEY

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation.

Basis of Financial Information. The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Morgan Stanley (the “Company”) and the notes thereto found on pages 110 to 172 in this Form 10-K.

The Parent Company Financial Statements for the 12 months ended November 30, 2006 (“fiscal 2006”), November 30, 2005 (“fiscal 2005”) and November 30, 2004 (“fiscal 2004”) are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions regarding valuations of certain financial instruments, the potential outcome of litigation and other matters that affect the Parent Company Financial Statements and related disclosures. The Company believes that the estimates utilized in the preparation of the Parent Company Financial Statements are prudent and reasonable. Actual results could differ materially from these estimates.

2. Transactions with Subsidiaries.

The Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations of certain of its consolidated subsidiaries.

The Company received cash dividends from its consolidated subsidiaries totaling $1,838 million, $5,720 million and $3,333 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

The Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments totaled $10.5 billion and the warrants totaled $3.7 billion at November 30, 2006. In addition, the Company has provided guarantees for Morgan Stanley Japan Securities Co., Ltd.’s obligations under committed credit facilities of 80 billion Japanese yen at November 30, 2006. In connection with subsidiary lease obligations, the Company has issued guarantees to various lessors. At November 30, 2006, the Company had $1.8 billion outstanding under subsidiary lease obligations, primarily in the U.K.

4. Commitments and Contingencies.

For a discussion of the Company’s commitments and contingencies, see Note 9 to the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the consolidated financial statements of Morgan Stanley and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and for each of the three years in the period ended November 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, and have issued our reports thereon dated February 12, 2007 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning, in fiscal 2005, the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and effective December 1, 2005, the change in accounting policy for recognition of equity awards granted to retirement-eligible employees and, in fiscal 2006, an explanatory paragraph concerning the application of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”)); such consolidated financial statements and reports are included in this 2006 Annual Report on Form 10-K. Our audits also included Schedule I listed in the Index to Financial Statements and Financial Statement Schedules. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In fiscal 2005, the Company adopted SFAS No. 123(R).

In fiscal 2006, the Company changed its accounting policy for recognition of equity awards granted to retirement-eligible employees and the Company elected application of SAB No. 108.

New York, New York

February 12, 2007

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

For the fiscal year ended November 30, 2006

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

Exhibit No.		Description
3.1	*	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.

3.2		By-Laws of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Current Report on Form 8-K dated January 22, 2007).

4.1		Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2		Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)) as supplemented by First Supplemental Senior Indenture dated as of September 15, 2000 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-47576)) and Third Supplemental Senior Indenture dated as of August 29, 2003 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004).

4.3		Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.4		Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.5		Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.6		Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.7		Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.8		Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago; and references to “Discover Bank” mean the entity formerly known as Greenwood Trust Company.

Exhibit No.	Description
4.9	Certificate representing the Series A Preferred Stock (Exhibit 4.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.10	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.11	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.10 hereto).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust II dated as of July 19, 2001 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).

4.13	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.16	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

4.17	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.18	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Pooling and Servicing Agreement dated as of November 3, 2004 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Discover Card Master Trust I Current Report on Form 8-K dated October 29, 2004 (Exchange Act file number 0-23108)) as amended by Amendment dated as of January 4, 2006 between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Discover Card Master Trust Current Report on Form 8-K dated January 4, 2006) and Second Amendment dated as of March 30, 2006, between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.3 to the Discover Bank Registration Statement on Form S-3/A (No. 333-131898-01)).

10.2	Form of Series Supplement with respect to Discover Card Master Trust I between Discover Bank, as master servicer, servicer and seller, and U.S. Bank National Association, as trustee (Exhibit 4.4 to the Discover Bank Registration Statement on Form S-3 (No. 333-131898-01)).

Exhibit No.	Description
10.3	Amended and Restated Trust Agreement dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company (Exhibit T to Amendment No. 5 to the Schedule 13D dated as of November 30, 2000 filed by certain senior officers of Morgan Stanley) as amended by Amendment No. 1 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2002 (Exhibit 10.10 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001), Amendment No. 2 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective January 1, 2003 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment No. 3 dated as of November 30, 2000 between Morgan Stanley and State Street Bank and Trust Company, effective September 15, 2003 (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) and Amendment No. 4 dated as of March 21, 2006 between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

10.4†	Dean Witter Reynolds Inc. Supplemental Pension Plan (formerly known as the Dean Witter Reynolds Financial Services Inc. Supplemental Pension Plan for Executives) (amended and restated) (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.5†	Omnibus Equity Incentive Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)).

10.6†	Employees Replacement Stock Plan (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated November 18, 1993).

10.7†	Morgan Stanley 401(k) Plan (f/k/a the Morgan Stanley DPSP/START Plan) amended and restated effective as of October 1, 2002 (Exhibit 10.17 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002) as amended by Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.18 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004), Amendment (Exhibit 10.16 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005), Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005) and Amendment (Exhibit 10.8 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005).

10.8†	1993 Stock Plan for Non-Employee Directors (Exhibit 4.3 to Morgan Stanley’s Registration Statement on Form S-8 (No. 33-63024)) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.9†	Transferred Executives Pension Supplement as amended and restated (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.10†	1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003).

10.11†*	Amendment to 1994 Omnibus Equity Plan, dated as of November 27, 2006.

10.12†*	Tax Deferred Equity Participation Plan as amended and restated as of November 27, 2006.

Exhibit No.		Description
10.13†		Directors’ Equity Capital Accumulation Plan as amended through September 19, 2006 (Exhibit 10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2006).

10.14†		Select Employees’ Capital Accumulation Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004).

10.15†	*	Employees’ Equity Accumulation Plan as amended and restated as of November 27, 2006.

10.16†	*	Employee Stock Purchase Plan amended as of November 27, 2006.

10.17†		Form of Agreement under the Morgan Stanley & Co. Incorporated Owners’ and Select Earners’ Plan (Exhibit 10.1 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.18†		Form of Agreement under the Officers’ and Select Earners’ Plan (Exhibit 10.2 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.19†		Morgan Stanley & Co. Incorporated Excess Benefit Plan (Exhibit 10.31 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003), Amendment (Exhibit 10.33 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004) and Amendment (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005).

10.20†		Supplemental Executive Retirement Plan (Exhibit 10.32 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998) as amended by Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999), Amendment (Exhibit 10.35 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002), Amendment (Exhibit 10.37 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002), Amendment (Exhibit 10.40 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005).

10.21†		1988 Equity Incentive Compensation Plan as amended (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for fiscal year ended January 31, 1993).

10.22†	*	Amendment to 1988 Equity Incentive Compensation Plan, dated as of November 27, 2006.

10.23†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

10.24†	*	Amendment to 1995 Equity Incentive Compensation Plan, dated as of November 27, 2006.

10.25†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.26†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.10 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005).

Exhibit No.	Description
10.27†	Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.28†*	Form of Chief Executive Officer Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options.

10.29†	Form of Management Committee Award Certificate for Discretionary Retention Award of Stock Units under the EICP (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005).

10.30†*	Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options.

10.31†	1988 Capital Accumulation Plan as amended (Exhibit 10.13 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

10.32†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program (Exhibit 10.12 to MSG’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

10.33†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.34†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.35†*	Morgan Stanley Branch Manager Compensation Plan as amended and restated as of November 27, 2006.

10.36†*	Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 27, 2006.

10.37†	Settlement and Release Agreement dated June 30, 2005 between Morgan Stanley and Mr. Philip J. Purcell (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005).

10.38†	Agreement dated June 30, 2005 between Morgan Stanley and Mr. Stephen S. Crawford (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005).

10.39†	Agreement dated June 30, 2005 between Morgan Stanley and Mr. David H. Sidwell (Exhibit 10.3 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2005) as amended by Agreement dated December 20, 2005 between Morgan Stanley and Mr. David H. Sidwell (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated December 20, 2005).

10.40†	Amended and Restated Employment Agreement dated as of September 20, 2005 between Morgan Stanley and Mr. John J. Mack (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated September 19, 2005) as amended by Amendment dated December 13, 2005 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated December 12, 2005) and Amendment dated February 14, 2006 (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

10.41†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.42†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q dated May 31, 2006).

10.43†	Morgan Stanley Schedule of Non-Employee Directors Retainers effective as of July 6, 2006 (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated June 20, 2006).

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

Exhibit No.	Description
12*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of Morgan Stanley.

23.1*	Consent of Deloitte & Touche LLP.

24	Powers of Attorney (included on signature page).

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).