Form 10-Q
period 2007-02-28
MORGAN STANLEY
filed 2007-04-06
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of March 31, 2007, there were 1,053,930,564 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended February 28, 2007

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	February 28, 2007	November 30, 2006
	(unaudited)
Assets
Cash and cash equivalents	$16,636	$20,606
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $10,189 at February 28, 2007 and $8,648 at November 30, 2006)	35,739	29,565
Financial instruments owned (approximately $136 billion and $125 billion were pledged to various parties at February 28, 2007 and November 30, 2006, respectively):
U.S. government and agency securities	42,569	39,352
Other sovereign government obligations	32,349	27,305
Corporate and other debt	181,963	169,664
Corporate equities	97,082	86,058
Derivative contracts	50,952	55,443
Physical commodities	2,839	3,031

Total financial instruments owned	407,754	380,853
Securities received as collateral	82,684	64,588
Collateralized agreements:
Securities purchased under agreements to resell	192,038	174,866
Securities borrowed	277,093	299,631
Receivables:
Consumer loans (net of allowances of $790 at February 28, 2007 and $831 at November 30, 2006)	22,429	24,173
Customers	90,320	82,931
Brokers, dealers and clearing organizations	14,426	7,633
Fees, interest and other	11,087	9,700
Office facilities and other equipment, at cost (net of accumulated depreciation of $3,790 at February 28, 2007 and $3,645 at November 30, 2006)	4,313	4,086
Goodwill	3,131	2,792
Intangible assets (net of accumulated amortization of $137 million at February 28, 2007 and $109 million at November 30, 2006)	1,131	651
Other assets	23,280	19,117

Total assets	$1,182,061	$1,121,192

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	February 28, 2007	November 30, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$33,829	$29,092
Deposits	37,313	28,343
Financial instruments sold, not yet purchased:
U.S. government and agency securities	18,062	26,168
Other sovereign government obligations	26,192	28,961
Corporate and other debt	8,436	10,336
Corporate equities	52,086	59,399
Derivative contracts	51,574	57,491
Physical commodities	1,457	764

Total financial instruments sold, not yet purchased	157,807	183,119
Obligation to return securities received as collateral	82,684	64,588
Collateralized financings:
Securities sold under agreements to repurchase	288,672	267,566
Securities loaned	161,839	150,257
Other secured financings	51,594	45,556
Payables:
Customers	132,980	134,907
Brokers, dealers and clearing organizations	8,806	7,635
Interest and dividends	4,687	4,746
Other liabilities and accrued expenses	24,063	24,975
Long-term borrowings	159,833	144,978

	1,144,107	1,085,762

Capital Units	—	66

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at February 28, 2007 and November 30, 2006;
Shares issued: 1,211,701,552 at February 28, 2007 and November 30, 2006;
Shares outstanding: 1,061,644,077 at February 28, 2007 and 1,048,877,006 at November 30, 2006	12	12
Paid-in capital	2,084	2,213
Retained earnings	43,975	41,422
Employee stock trust	5,773	4,315
Accumulated other comprehensive loss	(127)	(35)
Common stock held in treasury, at cost, $0.01 par value;
150,057,475 shares at February 28, 2007 and 162,824,546 shares at November 30, 2006	(9,090)	(9,348)
Common stock issued to employee trust	(5,773)	(4,315)

Total shareholders’ equity	37,954	35,364

Total liabilities and shareholders’ equity	$1,182,061	$1,121,192

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended February 28,
	2007	2006
	(unaudited)
Revenues:
Investment banking	$1,227	$982
Principal transactions:
Trading	4,158	3,086
Investments	920	349
Commissions	1,005	920
Fees:
Asset management, distribution and administration	1,479	1,268
Merchant, cardmember and other fees, net	297	289
Servicing and securitization income	556	596
Interest and dividends	14,814	10,544
Other	222	134

Total revenues	24,678	18,168
Interest expense	13,485	9,461
Provision for consumer loan losses	195	155

Net revenues	10,998	8,552

Non-interest expenses:
Compensation and benefits	4,992	4,242
Occupancy and equipment	280	230
Brokerage, clearing and exchange fees	361	292
Information processing and communications	369	346
Marketing and business development	294	238
Professional services	499	433
Other	339	311

Total non-interest expenses	7,134	6,092

Income from continuing operations before losses from unconsolidated investees and income taxes	3,864	2,460
Losses from unconsolidated investees	44	69
Provision for income taxes	1,261	789

Income from continuing operations	2,559	1,602
Discontinued operations:
Gain/(loss) from discontinued operations	174	(48)
Income tax (provision)/benefit	(61)	20

Gain/(loss) on discontinued operations	113	(28)

Net income	$2,672	$1,574

Preferred stock dividend requirements	$17	$—

Earnings applicable to common shareholders	$2,655	$1,574

Earnings per basic common share:
Income from continuing operations	$2.52	$1.57
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per basic common share	$2.63	$1.54

Earnings per diluted common share:
Income from continuing operations	$2.40	$1.51
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per diluted common share	$2.51	$1.48

Average common shares outstanding:
Basic	1,009,186,993	1,020,041,181

Diluted	1,057,912,545	1,061,764,798

See Notes to Condensed Consolidated Financial Statements.

3

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended February 28,
	2007	2006
	(unaudited)
Net income	$2,672	$1,574
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(102)	33
Net change in cash flow hedges	8	27
Minimum pension liability adjustment	2	—

Comprehensive income	$2,580	$1,634

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended February 28,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,672	$1,574
Adjustments to reconcile net income to net cash used for operating activities:
Compensation payable in common stock and options	607	763
Depreciation and amortization	204	179
Provision for consumer loan losses	195	155
Gain on sale of Quilter	(168)	—
Aircraft-related charges	—	125
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(6,171)	1,830
Financial instruments owned, net of financial instruments sold, not yet purchased	(44,068)	(20,398)
Securities borrowed	22,538	(8,655)
Securities loaned	11,582	20,567
Receivables and other assets	(19,048)	(26,298)
Payables and other liabilities	(1,807)	2,648
Securities purchased under agreements to resell	(17,172)	(1,930)
Securities sold under agreements to repurchase	20,471	8,450

Net cash used for operating activities	(30,165)	(20,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(295)	(129)
Business acquisitions, net of cash acquired	(1,167)	(1,676)
Net principal disbursed on consumer loans	(623)	(2,857)
Sales of consumer loans	1,578	6,613

Net cash (used for) provided by investing activities	(507)	1,951

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	4,523	(1,711)
Derivatives financing activities	(578)	(168)
Other secured financings	(409)	3,501
Deposits	8,950	4,668
Tax benefits associated with stock-based awards	110	14
Net proceeds from:
Issuance of common stock	332	99
Issuance of long-term borrowings	21,839	12,093
Payments for:
Repayments of long-term borrowings	(6,484)	(1,973)
Redemption of Capital Units	(66)	—
Repurchases of common stock	(1,210)	(1,199)
Cash dividends	(305)	(290)

Net cash provided by financing activities	26,702	15,034

Net decrease in cash and cash equivalents	(3,970)	(4,005)
Cash and cash equivalents, at beginning of period	20,606	29,414

Cash and cash equivalents, at end of period	$16,636	$25,409

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

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; banking and cash management services; retirement services; and trust and fiduciary services.

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

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover (the “Discover Spin-off”). The Discover Spin-off, which is subject to regulatory approval and other customary conditions, is expected to occur in the third quarter of fiscal 2007.

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

In connection with the Company’s application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in fiscal 2006, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006. See Note 24 to the consolidated financial statements for the fiscal year ended November 30, 2006, included in the Form 10-K.

The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning in the quarter ended February 28, 2007, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. Prior periods have been reclassified to conform to the current presentation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The amount of the reclassification that was recorded in the three months ended February 28, 2007 and February 28, 2006 was $245 million and $94 million, respectively.

All material intercompany balances and transactions have been eliminated.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest.

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

For investments in entities in which the Company does not have a controlling financial interest, but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting. As discussed in Note 18, the Company has elected to fair value certain investments that had previously been accounted for under the equity method.

Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International Limited (“MSIL”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley Investment Advisors Inc. and Discover Financial Services (formerly NOVUS Credit Services Inc.). On April 1, 2007, the Company merged Morgan Stanley DW Inc. (“MSDWI”) into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Discontinued Operations.

Quilter Holdings Ltd.    The results of Quilter Holdings Ltd. (“Quilter”) are reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of Quilter were formerly included in the Global Wealth Management Group business segment.

Aircraft Leasing.    The Company’s aircraft leasing business was classified as “held for sale” prior to its sale on March 24, 2006, and associated revenues and expenses through the date of sale have been reported as discontinued operations for the quarter ended February 28, 2006. The results of the Company’s aircraft leasing business were formerly included in the Institutional Securities business segment.

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

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction processing fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is computed on an individual cardmember basis and is accumulated as qualified cardmembers make progress toward earning a reward through their ongoing purchase activity. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records the cost of its cardmember reward programs as a reduction of Merchant, cardmember and other fees.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card, mortgage and consumer installment loans, are generally reported at their principal amounts outstanding less applicable allowances. Interest on consumer loans is recorded to income as earned. Interest is generally accrued on credit card loans until the date of charge-off, which generally occurs at the end of the month during which an account

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

becomes 180 contractually days past due, except in the case of cardmember bankruptcies, probate accounts, and fraudulent transactions. Cardmember bankruptcies and probate accounts are charged off at the end of the month 60 days following the receipt of notification of the bankruptcy or death but not later than the 180-day contractual time frame. Fraudulent transactions are reported in consumer loans at their net realizable value upon receipt of notification of the fraud through a charge to operating expenses and are subsequently written off at the end of the month 90 days following notification but not later than the contractual 180-day time frame. The interest portion of charged-off credit card loans is written off against interest revenue. Origination costs related to the issuance of credit cards are charged to earnings over periods not exceeding 12 months.

The Company classifies a portion of its consumer loans as held for sale. Loans held for sale include the lesser of loans eligible for securitization or sale, or loans that management intends to securitize within three months, net of amortizing securitizations. These loans are carried at the lower of aggregate cost or fair value.

As discussed in Note 18, the Company has elected to account for certain mortgage lending products at fair value.

Financial Instruments.    The Company’s financial assets and financial liabilities are primarily recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), on December 1, 2006, the Company elected the fair value option for certain instruments. Such instruments included loans and other financial instruments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, or that are held by investment companies as defined in the AICPA Audit and Accounting Guide, Investment Companies. A substantial portion of these positions, as well as the financial instruments included within Other secured financings, had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Changes in the fair value of these positions are included within Principal transactions—trading revenues in the Company’s condensed consolidated statements of income.

Financial Instruments Used for Trading and Investment.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions—trading revenues in the condensed consolidated statements of income.

The fair value of the Company’s financial instruments are generally based on or derived from bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased.

A substantial percentage of the fair value of the Company’s financial instruments used for trading and investment is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In the case of financial instruments transacted on recognized exchanges, the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Also as a result of the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on December 1, 2006, the Company no longer utilizes block discounts in cases where it has large holdings of unrestricted financial instruments with quoted prices that are readily and regularly available in an active market.

In the case of over-the-counter (“OTC”) derivative contracts, fair value is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty. As a result of the Company’s adoption of SFAS No. 157, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including certain OTC derivative contracts.

Prior to the adoption of SFAS No. 157, the Company followed the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). See also Note 18. Under EITF Issue No. 02-3, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument was not permitted. Such revenue was recognized in income at the earlier of when there was market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value was based on the transaction price. With the adoption of SFAS No. 157, the Company is no longer applying the revenue recognition criteria of EITF Issue No. 02-3.

Substantially all equity and debt investments purchased in connection with private equity and other investment activities are valued at fair value and are included within Other assets in the condensed consolidated statements of financial condition, and gains and losses are reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

Purchases and sales of financial instruments and related expenses are recorded on trade date. The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, are presented in the accompanying condensed consolidated statements of financial condition on a net-by-counterparty basis, when appropriate.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company nets cash collateral paid or received against its derivatives inventory under credit support annexes, which the Company views as conditional contracts, pursuant to legally enforceable master netting agreements.

Financial Instruments Used for Asset and Liability Management.    The Company applies hedge accounting to various derivative financial instruments used to hedge interest rate, foreign exchange and credit risk arising from assets, liabilities and forecasted transactions. These instruments are included within Financial instruments owned—derivative contracts or Financial instruments sold, not yet purchased—derivative contracts within the condensed consolidated statements of financial condition.

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. The impact of hedge ineffectiveness and amounts excluded from the assessment of hedge effectiveness on the condensed consolidated statements of income was not material for all periods presented. If a derivative is de-designated as a hedge, it is thereafter accounted for as a financial instrument used for trading.

Fair Value Hedges – Interest Rate Risk.

In the first quarter of fiscal 2007, the Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of senior long-term fixed rate borrowings. In the first quarter of fiscal 2007, the Company began using regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships (i.e., the Company applied the “long-haul” method of hedge accounting). A hedging relationship is deemed to be effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%.

Previously, the Company’s designated fair value hedges consisted primarily of interest rate swaps, including swaps with embedded options that mirrored features contained in the hedged items, designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of deposit and senior long-term borrowings. For these hedges, the Company ensured that the terms of the hedging instruments and hedged items matched and other accounting criteria were met so that the hedges were assumed to have no ineffectiveness (i.e., the Company applied the “shortcut” method of hedge accounting). The Company also used interest rate swaps as fair value hedges of the benchmark interest rate risk of host contracts of equity-linked notes that contained embedded derivatives. For these hedging relationships, regression analysis was used for the prospective and retrospective assessments of hedge effectiveness.

For qualifying fair value hedges of benchmark interest rates, the changes in the fair value of the derivative and the changes in the fair value of the hedged liability provide offset of one another and, together with any resulting ineffectiveness, are recorded in Interest expense. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged liability is amortized to Interest expense over the life of the liability using the effective interest method.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Hedges – Credit Risk.

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

Cash Flow Hedges.

Before the sale of the aircraft leasing business (see Note 15), the Company applied hedge accounting to interest rate swaps used to hedge variable rate long-term borrowings associated with this business. Changes in the fair value of the swaps were recorded in Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects, and then reclassified to Interest expense as interest on the hedged borrowings was recognized.

In connection with the sale of the aircraft leasing business, the Company de-designated the interest rate swaps associated with this business effective August 31, 2005 and no longer accounts for them as cash flow hedges. Amounts in Accumulated other comprehensive income (loss) related to those interest rate swaps continue to be reclassified to Interest expense since the related borrowings remain outstanding.

Net Investment Hedges.    The Company utilizes forward foreign exchange contracts and non-U.S. dollar- denominated debt to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged, and, where forward contracts are used, the currencies being exchanged are the functional currencies of the parent and investee; where debt instruments are used as hedges, they are denominated in the functional currency of the investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) in Shareholders’ equity, net of tax effects. The forward points on the hedging instruments are recorded in Interest and dividend revenues.

Securitization Activities.    The Company engages in securitization activities related to commercial and residential mortgage loans, corporate bonds and loans, U.S. agency collateralized mortgage obligations, credit card loans and other types of financial assets (see Notes 3 and 4). The Company may retain interests in the securitized financial assets as one or more tranches of the securitization, undivided seller’s interests, accrued interest receivable subordinate to investors’ interests (see Note 4), cash collateral accounts, rights to any excess cash flows remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The exposure to credit losses from securitized loans is limited to the Company’s retained contingent risk, which represents the Company’s retained interest in securitized loans, including any credit enhancement provided. The gain or loss on the sale of financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer, and each subsequent transfer in revolving structures, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. To determine fair values, observable market prices are used if available. However, observable market prices are generally not available for retained interests so the Company estimates fair value based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, payment rates, forward yield curves and discount rates commensurate with the risks involved. The present value of future net excess cash flows that the Company estimates it will receive over the term of the securitized loans is recognized in income as the loans are securitized. An asset also is recorded and charged to income over the term of the securitized loans, with actual net excess cash flows continuing to be recognized in income as they are earned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In connection with the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”) on December 1, 2006, the Company has elected to fair value mortgage servicing rights (see Note 3).

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

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $7,679 million and $30 million in the first quarter of fiscal 2007 and fiscal 2006, respectively.

2.	Goodwill and Net Intangible Assets.

During the first quarter of fiscal 2007, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the three month period ended February 28, 2007 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2006	$701	$589	$968	$534	$2,792
Goodwill acquired during the period(1)	503	—	91	—	594
Goodwill disposed during the period(2)	—	(255)	—	—	(255)

Balance as of February 28, 2007	$1,204	$334	$1,059	$534	$3,131

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Intangible assets(3):
Balance as of November 30, 2006	$447	$—	$3	$201	$651
Intangible assets acquired during the period(1)	284	—	224	—	508
Amortization expense	(19)	—	(5)	(4)	(28)

Balance as of February 28, 2007	$712	$—	$222	$197	$1,131

(1)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of Saxon Capital, Inc. and CityMortgage Bank. Asset Management activity represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of FrontPoint Partners and Brookville Capital Management (see Note 16).
(2)	Activity represents goodwill disposed in connection with the Company’s sale of Quilter (see Note 15).
(3)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation.
3.	Collateralized and Securitization Transactions.

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

The Company pledges its financial instruments owned to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as Financial instruments owned (pledged to various parties) in the condensed consolidated statements of financial condition. The carrying value and classification of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At February 28, 2007	At November 30, 2006
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$13,837	$12,111
Other sovereign government obligations	866	893
Corporate and other debt	51,609	44,237
Corporate equities	6,845	6,662

Total	$73,157	$63,903

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At February 28, 2007 and November 30, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $960 billion and $942 billion, respectively, and the fair value of the portion that has been sold or repledged was $762 billion and $780 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statement of financial condition. At February 28, 2007 and November 30, 2006, $82,684 million and $64,588 million, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition.

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $4.6 billion at February 28, 2007, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the three month period ended February 28, 2007. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter were not materially different from the assumptions included in the table below. Additionally, as indicated in the table below, the Company’s exposure to credit losses related to these retained interests was not material to the Company’s results of operations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at February 28, 2007 were as follows (dollars in millions):

	Residential Mortgage Loans		U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$2,654		$831		$712
Weighted average life (in months)	40		57		98
Credit losses (rate per annum)	0.00 - 5.00%		—		0.00 - 11.35%
Impact on fair value of 10% adverse change	$(156)		$—		$(7)
Impact on fair value of 20% adverse change	$(298)		$—		$(13)
Weighted average discount rate (rate per annum)	11.01%		5.62%		6.76%
Impact on fair value of 10% adverse change	$(53)		$(17)		$(27)
Impact on fair value of 20% adverse change	$(105)		$(33)		$(54)
Prepayment speed assumption(1)(2)	194-2833	PSA	163-580	PSA	—
Impact on fair value of 10% adverse change	$(122)		$(3)		$—
Impact on fair value of 20% adverse change	$(167)		$(7)		$—

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

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

In connection with its Institutional Securities business, during the quarters ended February 28, 2007 and 2006, the Company received proceeds from new securitization transactions of $14.5 billion and $12.9 billion, respectively, and cash flows from retained interests in securitization transactions of $1.7 billion and $1.2 billion, respectively.

Mortgage Servicing Rights.    In connection with its Institutional Securities business, the Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as mortgage servicing rights (“MSRs”), which are included within Intangible assets on the condensed consolidated statements of financial condition.

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and has elected to fair value MSRs held as of the date of adoption. This election did not have a material impact on the Company’s opening balance of Retained earnings as of December 1, 2006. The Company also elected to fair value MSRs acquired after December 1, 2006.

The following table presents information about the Company’s MSRs, which relate to its mortgage loan business activities (dollars in millions):

Fair value as of the beginning of the period	$93
Additions:
Purchases of servicing assets (1)	187
Servicing assets that result from transfers of financial assets	50

Total Additions	237
Subtractions:
Sales/Disposals	(18)
Changes in fair value (2):
Due to change in valuation inputs or assumptions used in the valuation model	—
Other changes in fair value	(25)

Fair value as of the end of the period	$287

Amount of contractually specified (2):
Servicing fees	$38
Late fees	6
Ancillary fees	1

$45

(1)	Includes MSRs obtained in connection with the Company’s acquisition of Saxon Capital, Inc. (see Note 16).
(2)	These amounts are recorded within Servicing and securitization income in the Company’s condensed consolidated statements of income.

Assumptions Used in Measuring Fair Value:
Weighted average discount rate	17.87%
Weighted average prepayment speed assumption	977 PSA

The Company generally utilizes information provided by third parties in order to determine the fair value of its MSRs. The valuation of MSRs consist of projecting servicing cash flows and discounting such cash flows using an appropriate risk-adjusted discount rate. These valuations require estimation of various assumptions, including future servicing fees, credit losses and other related costs, discount rates and mortgage prepayment speeds. The Company also compares the estimated fair values of the MSRs from the valuations with observable trades of similar instruments or portfolios. Due to subsequent changes in economic and market conditions, the actual rates of prepayments, credit losses and the value of collateral may differ significantly from the Company’s original estimates. Such differences could be material. If actual prepayment rates and credit losses were higher than those assumed, the value of the Company’s MSRs could be adversely affected. The Company may hedge a portion of its MSRs through the use of financial instruments, including certain derivative contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Consumer Loans.

Consumer loans were as follows:

	At February 28, 2007	At November 30, 2006
	(dollars in millions)
General purpose credit card, mortgage and consumer installment	$23,219	$25,004
Less:
Allowance for consumer loan losses	790	831

Consumer loans, net	$22,429	$24,173

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended February 28,
	2007	2006(1)
	(dollars in millions)
Balance at beginning of period	$831	$838
Additions:
Provision for consumer loan losses	195	155
Purchase of loans(2)	—	44
Deductions:
Charge-offs	281	300
Recoveries	(45)	(47)

Net charge-offs	236	253
Translation adjustments and other	—	1

Balance at end of period	$790	$785

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(2)	Amount relates to the Company’s acquisition of Goldfish and other acquisitions.

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$53	$38

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$23	$22

At February 28, 2007, the Company had commitments to extend credit for consumer loans of approximately $273 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness.

At February 28, 2007 and November 30, 2006, $1.0 billion and $2.3 billion, respectively, of the Company’s consumer loans were classified as held for sale.

The Company received net proceeds from consumer loan sales of $1,578 million and $6,613 million in the quarters ended February 28, 2007 and 2006, respectively.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees based on a percentage of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights as the servicing contracts provide just adequate compensation, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At February 28, 2007, the Company had $13,274 million of retained interests, including $9,805 million of undivided seller’s interests, in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the quarters ended February 28, 2007 and 2006, the Company completed credit card asset securitizations of $1.6 billion and $6.6 billion, respectively, and recognized net securitization losses of $4 million and net securitization gains of $139 million, respectively, as servicing and securitization income in the condensed consolidated statements of income. The amount for the quarter ended February 28, 2006 includes an increase in the fair value of the Company’s retained interests in securitized receivables primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. Securitized general purpose credit card loans were $28.3 billion and $26.7 billion at February 28, 2007 and November 30, 2006, respectively.

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the quarters ended February 28, 2007 and 2006 were as follows:

	Three Months Ended February 28,
	2007	2006
Weighted average life (in months)	4.8	3.7 - 4.7
Payment rate (rate per month)	20.92%	19.69% - 21.34%
Credit losses (rate per annum)	4.36%	4.72% - 5.23%
Discount rate (rate per annum)	11.00%	11.00%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At February 28, 2007
Residual Interests (carrying amount/fair value)	$332
Weighted average life (in months)	4.2
Weighted average payment rate (rate per month)	20.93%
Impact on fair value of 10% adverse change	$(25)
Impact on fair value of 20% adverse change	$(47)
Weighted average credit losses (rate per annum)	4.37%
Impact on fair value of 10% adverse change	$(38)
Impact on fair value of 20% adverse change	$(75)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(1)
Impact on fair value of 20% adverse change	$(3)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Three Months Ended February 28,
	2007	2006
Proceeds from new credit card asset securitizations	$1.6	$6.6
Proceeds from collections reinvested in previous credit card asset securitizations	$16.7	$13.9
Contractual servicing fees received	$0.1	$0.1
Cash flows received from retained interests	$0.4	$0.4

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At February 28, 2007		Three Months Ended February 28, 2007
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$50,730	$1,749	$51,390	$521
Less: Securitized general purpose credit card loans	28,320

Owned general purpose credit card loans	$22,410

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.	Long-Term Borrowings and Capital Units.

Long-term Borrowings.    Long-term borrowings at February 28, 2007 scheduled to mature within one year aggregated $20,515 million.

During the quarter ended February 28, 2007, the Company issued senior notes with a carrying value at quarter-end aggregating $22,235 million, including non-U.S. dollar currency notes aggregating $10,299 million. Maturities in the aggregate of these notes by fiscal year are as follows: 2007, $141 million; 2008, $1,985 million; 2009, $698 million; 2010, $3,455 million; 2011, $975 million; and thereafter, $14,981 million. In the quarter ended February 28, 2007, $6,484 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at February 28, 2007.

Capital Units.    The Company redeemed all $66 million of the outstanding Capital Units on February 28, 2007.

6.	Shareholders’ Equity.

Regulatory Requirements.    MS&Co. is and, until it merged into MS&Co. on April 1, 2007, MSDWI was a registered broker-dealer and registered futures commission merchant and, accordingly, subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission. MS&Co. and MSDWI have consistently operated in excess of these requirements. MS&Co.’s net capital totaled $4,385 million at February 28, 2007, which exceeded the amount required by $2,898 million. MSDWI’s net capital totaled $1,314 million at February 28, 2007, which exceeded the amount required by $1,246 million. MSIL, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIL and MSJS have consistently operated in excess of their respective regulatory capital requirements.

On April 1, 2007, the Company merged MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At February 28, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

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

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 28, 2007, the Company was in compliance with the CSE capital requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 28, 2007, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the quarter ended February 28, 2007, the Company purchased approximately $1.2 billion of its common stock through open market purchases at an average cost of $82.02 per share. During the quarter ended February 28, 2006, the Company purchased approximately $1.2 billion of its common stock through open market purchases at an average cost of $59.08 per share.

7.	Earnings per Common Share.

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended February 28,
	2007	2006
Basic EPS:
Income from continuing operations	$2,559	$1,602
Gain/(loss) on discontinued operations, net	113	(28)
Preferred stock dividend requirements	(17)	—

Net income applicable to common shareholders	$2,655	$1,574

Weighted average common shares outstanding	1,009	1,020

Earnings per basic common share:
Income from continuing operations	$2.52	$1.57
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per basic common share	$2.63	$1.54

Diluted EPS:
Net income applicable to common shareholders	$2,655	$1,574

Weighted average common shares outstanding	1,009	1,020
Effect of dilutive securities:
Stock options and restricted stock units	49	42

Weighted average common shares outstanding and common stock equivalents	1,058	1,062

Earnings per diluted common share:
Income from continuing operations	$2.40	$1.51
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per diluted common share	$2.51	$1.48

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended February 28,
	2007	2006
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	16	33

Cash dividends declared per common share were $0.27 for the quarters ended February 28, 2007 and 2006.

8.	Commitments and Contingencies.

Letters of Credit and Other Financial Guarantees.    At February 28, 2007 and November 30, 2006, the Company had approximately $7.2 billion and $5.8 billion, respectively, of letters of credit and other financial guarantees outstanding to satisfy various collateral requirements.

Securities Activities.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated and/or secured or non-secured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, hedged or traded by the Company.

The aggregate value of the investment grade and non-investment grade primary and secondary lending commitments are shown below:

	At February 28, 2007	At November 30, 2006
	(dollars in millions)
Investment grade corporate lending commitments	$34,725	$34,306
Non-investment grade corporate lending commitments	24,341	17,809

Total	$59,066	$52,115

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

The Company has commitments to fund other less liquid investments, including at February 28, 2007, $900 million in connection with investment activities, $1,889 million related to forward purchase contracts involving mortgage loans, $901 million related to mortgage loan originations and $584 million related to commercial loan commitments to small businesses and commitments related to securities-based lending activities. As of February 28, 2007, the Company also had commitments of $21,191 million related to secured lending transactions. Such commitments to subprime lenders were $5.2 billion, of which $2.3 billion was funded and fully collateralized. As of March 31, 2007, the amount that was funded and fully collateralized to subprime lenders was $2.5 billion, and the amount of the unfunded commitments was $1.1 billion. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At February 28, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $129 billion and $101 billion, respectively.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of reviews, investigations and proceedings has increased in recent years with regards to many firms in the financial services industry, including the Company.

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

On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the condensed consolidated statement of financial condition is $1,840 million of money market deposits that have been pledged to obtain the supersedeas bond. The Company filed its initial brief in support of its appeal on December 7, 2005, and, on June 28, 2006, the Court of Appeal heard oral argument. The Company’s appeal sought to reverse the judgment of the trial court on several grounds and asked that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial. On March 21, 2007, the Court of Appeal issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the case to the trial court for entry of a judgment for the Company. The opinion will become final upon disposition of any timely filed motions for rehearing.

Until the March 21, 2007 opinion becomes final, the Company is maintaining a reserve for the Coleman litigation. The reserve is presently $360 million, which the Company believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the Court of Appeal’s March 21, 2007 opinion is reversed or modified as a result of further appellate proceedings and the case remanded for a new trial. If the trial court’s compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities’ operating results and cash flows for a particular future period, and the upper end of the range could exceed $1.4 billion.

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 17.

9.	Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and equity warrants typically have longer maturities. For further discussion of these matters, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2006, included in the Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s derivatives (both listed and OTC) at February 28, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 28, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$19,300	$13,284	$19,444	$15,688
Foreign exchange forward contracts and options	4,354	4,610	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	16,409	23,421	16,705	23,155
Commodity forwards, options and swaps	10,889	10,259	11,969	10,923

Total	$50,952	$51,574	$55,443	$57,491

10.	Segment Information.

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended February 28, 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$6,838	$1,354	$907	$632	$(62)	$9,669
Net interest	793	136	(2)	393	9	1,329

Net revenues	$7,631	$1,490	$905	$1,025	$(53)	$10,998

Income from continuing operations before losses from unconsolidated investees and income taxes	$3,031	$220	$236	$372	$5	$3,864
Losses from unconsolidated investees	43	—	—	1	—	44
Provision for income taxes	942	83	96	138	2	1,261

Income from continuing operations(1)	$2,046	$137	$140	$233	$3	$2,559

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Three Months Ended February 28, 2006(2)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$4,927	$1,178	$702	$734	$(72)	$7,469
Net interest	624	88	3	355	13	1,083

Net revenues	$5,551	$1,266	$705	$1,089	$(59)	$8,552

Income from continuing operations before losses from unconsolidated investees and income taxes	$1,775	$15	$172	$479	$19	$2,460
Losses from unconsolidated investees	68	—	—	1	—	69
Provision for income taxes	531	6	67	178	7	789

Income from continuing operations(1)	$1,176	$9	$105	$300	$12	$1,602

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended February 28, 2007
Interest and dividends	$13,961	$274	$13	$680	$(114)	$14,814
Interest expense	13,168	138	15	287	(123)	13,485

Net interest	$793	$136	$(2)	$393	$9	$1,329

Three Months Ended February 28, 2006(2)
Interest and dividends	$9,789	$203	$5	$586	$(39)	$10,544
Interest expense	9,165	115	2	231	(52)	9,461

Net interest	$624	$88	$3	$355	$13	$1,083

Total Assets(2)(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
At February 28, 2007	$1,126,190	$20,661	$5,674	$29,583	$(47)	$1,182,061

At November 30, 2006	$1,066,238	$21,166	$4,947	$28,897	$(56)	$1,121,192

(1)	See Note 15 for a discussion of discontinued operations.
(2)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(3)	Corporate assets have been fully allocated to the Company’s business segments.

11.	Variable Interest Entities.

FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including debt securities, interest-only strip investments and derivative instruments that may be considered variable interests. Transactions associated with these entities include asset- and mortgage-backed securitizations and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

structured financings (including collateralized debt, bond or loan obligations and credit-linked notes). The Company engages in these transactions principally to facilitate client needs and as a means of selling financial assets. The Company consolidates entities in which it is deemed to be the primary beneficiary. For those entities deemed to be qualifying special purpose entities (as defined in SFAS No. 140), which includes the credit card asset securitization master trusts (see Note 4), the Company does not consolidate the entity.

The Company purchases and sells interests in entities that may be deemed to be VIEs in the ordinary course of its business. As a result of these activities, it is possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests described below may not be held by the Company at the end of future quarterly reporting periods.

At February 28, 2007, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note, equity fund and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $33.5 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provides the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, equity fund, certain credit-linked note, certain collateralized debt obligation, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company consolidates those entities where it holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings.

At February 28, 2007, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $40.7 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt, loan and bond obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $21.0 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at February 28, 2007. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps. Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed.

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

The table below summarizes certain information regarding these guarantees at February 28, 2007:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Notional amount of derivative contracts	$742,335	$638,755	$1,246,855	$1,100,519	$3,728,464	$36,163	$119
Standby letters of credit and other financial guarantees	3,869	548	654	3,912	8,983	206	1,764
Market value guarantees	17	150	—	605	772	46	128
Liquidity facilities	1,598	—	—	110	1,708	—	—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at February 28, 2007 and November 30, 2006 was $348 million and $320 million, respectively. As of February 28, 2007 and November 30, 2006, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $26 million and $25 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At February 28, 2007 and November 30, 2006, the maximum potential amount of future payments the Company may be required to make under its surety bond was $116 million and $121 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business segment, the Company issues credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant acquirer or merchant on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume billed to date for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements. The Company believes, however, that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters ended February 28, 2007 and 2006:

	Three Months Ended February 28,
	2007	2006
Losses related to merchant chargebacks (dollars in millions)	$2.0	$0.5
Aggregate credit card sales volume (dollars in billions)	26.4	23.2

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at February 28, 2007. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At February 28, 2007	At November 30, 2006
	(dollars in millions)
Settlement withholdings and escrow deposits	$61.2	$54.7

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In the quarters ended February 28, 2007 and 2006, the losses from unconsolidated investees were more than offset by the respective tax credits and tax benefits on the losses. The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Losses from unconsolidated investees	$44	$69
Tax credits	57	74
Tax benefits on losses	17	27

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2007 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Based on fiscal year to date and futures prices at February 28, 2007, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2007. The impact of this partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the quarter ended February 28, 2007.

The Company has entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Service cost, benefits earned during the period	$34	$35
Interest cost on projected benefit obligation	38	37
Expected return on plan assets	(35)	(34)
Net amortization—transition obligation/prior service cost	(4)	(4)
Net amortization—actuarial loss	12	16

Net periodic benefit expense	$45	$50

15.	Discontinued Operations.

Quilter.    On February 28, 2007, the Company sold Quilter, its standalone U.K. mass affluent business that was formerly included within the Global Wealth Management Group business segment. The results of Quilter are included within discontinued operations for all periods presented. The results for discontinued operations in the quarter ended February 28, 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition.

Aircraft Leasing.    On March 24, 2006, the Company sold its aircraft leasing business to Terra Firma, a European private equity group. The results for discontinued operations in the quarter ended February 28, 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing (see “Financial Statements and Supplementary Data —Note 18” in Part II, Item 8 of the Form 10-K for further information).

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended February 28,
	2007	2006
Pre-tax gain/(loss) on discontinued operations
Quilter	$174	$7
Aircraft leasing	—	(55)

	$174	$(48)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16.	Business and Other Acquisitions.

JM Financial.    On February 22, 2007, the Company announced that it would dissolve its India joint venture with JM Financial. The Company has reached an agreement in principle to purchase the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and to sell the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM Financial.

CityMortgage Bank.    On December 21, 2006, the Company acquired CityMortgage Bank (“CityMortgage”), a Moscow-based mortgage bank that specializes in originating, servicing and securitizing residential mortgage loans in the Russian Federation. Since the acquisition date, the results of CityMortgage have been included within the Institutional Securities business segment.

Olco Petroleum Group Inc.    On December 15, 2006, the Company acquired a 60% equity stake in Olco Petroleum Group Inc. (“Olco”), a petroleum products marketer and distributor based in eastern Canada. Since the acquisition date, the results of Olco have been included within the Institutional Securities business segment.

Saxon Capital, Inc.    On December 4, 2006, the Company acquired Saxon Capital, Inc. (“Saxon”), a servicer and originator of residential mortgages. Since the acquisition date, the results of Saxon have been included within the Institutional Securities business segment.

FrontPoint Partners.    On December 4, 2006, the Company acquired FrontPoint Partners (“FrontPoint”), a provider of absolute return investment strategies. Since the acquisition date, the results of FrontPoint have been included within the Asset Management business segment.

The proforma impact of each of the above business acquisitions individually and in the aggregate was not material to the condensed consolidated financial statements. In addition, the allocations of the purchase prices are preliminary and subject to further adjustment as the valuations of certain intangible assets are still in process.

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

18.	Fair Value Disclosures.

Effective December 1, 2006 the Company early adopted SFAS No. 157 and SFAS No. 159, which require disclosures about the Company’s assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of Retained Earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of February 28, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of February 28, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of February 28, 2007
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$10,189	$—	$—	$—	$10,189
Financial instruments owned:
U.S. government and agency securities	23,119	19,302	148	—	42,569
Other sovereign government obligations	24,869	6,569	911	—	32,349
Corporate and other debt(1)	560	131,755	36,351	—	168,666
Corporate equities	95,321	522	1,239	—	97,082
Derivative contracts	7,799	346,471	12,209	(315,527)	50,952
Physical commodities	—	2,839	—	—	2,839

Total financial instruments owned	151,668	507,458	50,858	(315,527)	394,457
Consumer loans	—	718	—	—	718
Net intangible assets(2)	—	287	—	—	287
Other assets	869	597	8,994	—	10,460

Liabilities
Commercial paper and other short-term borrowings	$—	$1,590	$—	$—	$1,590
Deposits	—	5,304	—	—	5,304
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,830	232	—	—	18,062
Other sovereign government obligations	24,752	1,440	—	—	26,192
Corporate and other debt	64	8,304	68	—	8,436
Corporate equities	52,060	11	15	—	52,086
Derivative contracts	10,574	340,343	11,933	(311,276)	51,574
Physical commodities	—	1,457	—	—	1,457

Total financial instruments sold, not yet purchased	105,280	351,787	12,016	(311,276)	157,807

Other secured financings	—	45,506	6,088	—	51,594
Long-term borrowings	—	15,076	544	—	15,620

(1)	At February 28, 2007, there were approximately $13 billion of certain structured loan products included within Financial instruments owned—corporate and other debt that were accounted for on an accrual basis.

(2)	Amount represents MSRs accounted for at fair value (see Note 3).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or Losses	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
		Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$2	$(6)	$—	$—	$(6)	$152	$—	$148
Other sovereign government obligations	162	35	—	—	35	682	32	911
Corporate and other debt	33,941	(5)	—	—	(5)	2,458	(43)	36,351
Corporate equities	1,040	37	—	—	37	170	(8)	1,239
Net derivative contracts (1)(2)	30	547	—	—	547	(335)	34	276
Other assets (3)	6,583	2	569	5	576	1,848	(13)	8,994

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	185	(8)	—	—	(8)	(167)	42	68
Corporate equities	9	—	—	—	—	1	5	15
Other secured financings	4,724	—	—	—	—	1,364	—	6,088
Long-term borrowings	464	(53)	—	—	(53)	27	—	544

(1)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.
(2)	The gains and losses associated with Net derivative contracts were primarily driven by credit products as a result of market movements.
(3)	The gains and losses associated with Other assets were primarily related to investments in the Company’s real estate funds.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents the amounts of unrealized gains or (losses) for the three months ended February 28, 2007 relating to those assets and liabilities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at February 28, 2007:

	Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$(6)	$—	$—
Other sovereign government obligations	33	—	—
Corporate and other debt	(6)	—	—
Corporate equities	90	—	—
Net derivative contracts(1)	741	—	—
Other assets(1)	—	553	5

Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$2	$—	$—
Long-term borrowings	(53)	—	—

(1)	The amount associated with Net derivative contracts was primarily driven by credit products as a result of market movements. The amounts associated with Other assets were primarily driven by investments in the Company’s real estate funds.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company also employs various hedging techniques in order to manage risks associated with certain positions, including those that have been classified within the Level 3 category. Such techniques may include the purchase or sale of financial instruments that are classified within the Level 1 and/or Level 2 categories. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above do not reflect the related realized or unrealized gains and losses on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

At February 28, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis. During the quarter ended February 28, 2007, the only fair value measurements for assets and liabilities measured at fair value on a non-recurring basis were associated with certain assets and liabilities of acquired businesses, including goodwill and intangible assets. Such measurements were determined utilizing Level 3 inputs. See Notes 2 and 16 for further information.

Fair Value Option.    In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 1, 2006, the Company elected early adoption of SFAS No. 159. As a result of the adoption of SFAS No. 159, the Company recorded a cumulative effect adjustment of approximately $166 million ($102 million after-tax) as an increase to the opening balance of Retained earnings as of December 1, 2006.

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of December 1, 2006:

	Carrying Value of Instrument at December 1, 2006	Transition Adjustment to Retained Earnings Gain/(Loss)	Carrying Value of Instrument at December 1, 2006 (After Adoption of SFAS No. 159)
	(dollars in millions)
Financial instruments owned(1)	$8,587	$16	$8,603
Consumer loans(2)	1,258	7	1,265
Other assets(3)	1,305	13	1,318
Commercial paper and other short-term borrowings(4)	946	(1)	947
Deposits(5)	3,143	1	3,142
Long-term borrowings(4)	14,354	130	14,224

Pretax cumulative effect of adoption of the fair value option		166
Deferred taxes		64

Cumulative effect of adoption of the fair value option		$102

The transition adjustments were primarily related to the following:

(1) Loans and loan commitments made in connection with the Company’s corporate lending activities. The fair value option was elected for these positions as they are risk-managed on a fair value basis.

(2) Certain mortgage lending products which are risk-managed by the Institutional Securities business segment on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Consumer loans that are managed by the Discover business segment.

(3) Certain investments that had been previously accounted for under the equity method, as well as certain interests in clearinghouses. The fair value option was elected only for positions that are risk-managed on a fair value basis.

(4) Structured notes and other hybrid long-term debt instruments. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The fair value option was elected for all such instruments issued after December 1, 2006, and a portion of the portfolio of instruments outstanding as of December 1, 2006. The fair value option was not elected for the remaining portion of the portfolio that existed as of December 1, 2006 due to cost-benefit considerations, including the operational effort involved.

(5) Brokered and callable certificates of deposit issued by certain of the Company’s bank subsidiaries. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Deposits that are managed by the Discover business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three months ended February 28, 2007:

	Principal Transactions: Trading	Principal Transactions: Investments	Net Interest Revenue	Gains/(Losses) Included in the Three Months Ended February 28, 2007(1)
	(dollars in millions)
Consumer loans	$15	$—	$16	$31
Other assets	—	128	3	131
Commercial paper and other short-term borrowings	(5)	—	—	(5)
Deposits	4	—	—	4
Long-term borrowings	136	—	(49)	87

(1)	In addition to these amounts, as discussed in Note 2, the majority of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading revenues.

Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest and dividends are included as a component of the change in the instruments’ fair value, interest and dividends are included within Principal transactions—trading revenues. Otherwise, they are included within Interest and dividend income or Interest expense.

As of February 28, 2007, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the fair value of such loans and long-term receivables by approximately $22,626 million. The aggregate fair value of loans that were 90 or more days past due as of February 28, 2007 was $2,174 million. The aggregate contractual principal amount of such loans exceeded their fair value by approximately $22,230 million.

For the quarter ended February 28, 2007, the estimated changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of February 28, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $577 million.

For the quarter ended February 28, 2007, changes in the fair value of loans and other receivables for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were estimated to be an immaterial unrealized loss.

Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, the Company decided to apply SFAS No. 159, rather than SFAS No. 155, to its fair value elections for hybrid financial instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

19.	Other Accounting Developments.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that SFAS No. 158 will have on its condensed consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of February 28, 2007, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 28, 2007 and 2006. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2006, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006; and in our report dated February 12, 2007, which report contains an explanatory paragraph relating to the adoption, in fiscal 2005, of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and effective December 1, 2005, the change in accounting policy for recognition of equity awards granted to retirement-eligible employees and an explanatory paragraph relating to, in fiscal 2006, the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 18 to the condensed consolidated interim financial statements, effective December 1, 2006, the Company adopted SFAS No. 157, “Fair Value Measurement” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”

/s/    Deloitte & Touche LLP

New York, New York

April 5, 2007

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

Global Wealth Management Group provides brokerage and investment advisory services covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; banking and cash management services; retirement services; and trust and fiduciary services.

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

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 and other items throughout the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”) and the Company’s 2007 Current Reports on Form 8-K.

The Company’s results of operations for the quarters ended February 28, 2007 and 2006 are discussed below. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s mass affluent business in the U.K., are reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of the aircraft leasing business, which was sold on March 24, 2006, are also reported as discontinued operations for the three months ended February 28, 2006 (see “Discontinued Operations” herein).

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended February 28,
	2007	2006(1)
Net revenues (dollars in millions):
Institutional Securities	$7,631	$5,551
Global Wealth Management Group	1,490	1,266
Asset Management	905	705
Discover	1,025	1,089
Intersegment Eliminations	(53)	(59)

Consolidated net revenues	$10,998	$8,552

Income before taxes (dollars in millions)(2):
Institutional Securities	$3,031	$1,775
Global Wealth Management Group	220	15
Asset Management	236	172
Discover	372	479
Intersegment Eliminations	5	19

Consolidated income before taxes	$3,864	$2,460

Consolidated net income (dollars in millions)	$2,672	$1,574

Earnings applicable to common shareholders (dollars in millions)(3)	$2,655	$1,574

Earnings per basic common share:
Income from continuing operations	$2.52	$1.57
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per basic common share	$2.63	$1.54

Earnings per diluted common share:
Income from continuing operations	$2.40	$1.51
Gain/(loss) on discontinued operations	0.11	(0.03)

Earnings per diluted common share	$2.51	$1.48

Statistical Data.

Book value per common share(4)	$34.71	$28.12
Average common equity (dollars in billions)(5)(6):
Institutional Securities	$20.3	$16.2
Global Wealth Management Group	1.7	3.3
Asset Management	2.7	2.0

Total from securities businesses	24.7	21.5
Discover	5.5	4.6

Total from operating segments	30.2	26.1
Discontinued operations	0.2	0.2
Unallocated capital	5.1	3.2

Consolidated	$35.5	$29.5

Statistical Data—(Continued).

	Three Months Ended February 28,
	2007	2006(1)
Return on average common equity(5)(6):
Consolidated	30%	21%
Institutional Securities	40%	29%
Global Wealth Management Group	32%	1%
Asset Management	20%	21%
Discover	17%	26%

Effective income tax rate	33.1%	32.8%

Worldwide employees	57,845	53,870

Consolidated assets under management or supervision by asset class (dollars in billions):
Equity	$317	$288
Fixed income	111	105
Money market	90	82
Alternative investments	29	18
Real estate	76	45

Subtotal	623	538
Unit trusts	15	12
Other(7)	59	52

Total assets under management or supervision(8)	697	602
Share of minority interest assets(9)	5	—

Total	$702	$602

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(10):
Global market volume	$141.5	$107.8
Market share	33.7%	26.1%
Rank	2	3
Mergers and acquisitions announced transactions (dollars in billions)(10):
Global market volume	$147.0	$139.2
Market share	25.9%	29.4%
Rank	6	9
Global equity and equity-related issues (dollars in billions)(10):
Global market volume	$6.0	$4.8
Market share	6.0%	6.0%
Rank	8	5
Global debt issues (dollars in billions)(10):
Global market volume	$66.4	$76.1
Market share	5.6%	6.7%
Rank	6	3
Global initial public offerings (dollars in billions)(10):
Global market volume	$1.7	$1.5
Market share	7.2%	6.5%
Rank	5	4
Pre-tax profit margin(11)	40%	32%

Statistical Data—(Continued).

	Three Months Ended February 28,
	2007	2006(1)
Global Wealth Management Group:
Global representatives	7,993	8,913
Annualized net revenue per global representative (dollars in thousands)(12)	$748	$552
Client assets by segment (dollars in billions)(12):
$10 million or more	$210	$166
$1 million – $10 million	248	220

Subtotal $1 million or more	458	386
$100,000 – $1 million	174	177
Less than $100,000	26	32

Client assets excluding corporate and other accounts	658	595
Corporate and other accounts	32	29

Total client assets	$690	$624

Fee-based assets as a percentage of total client assets	29%	28%
Client assets per global representative (dollars in millions)(13)	$86	$70
Bank deposit program (dollars in millions)(14)	$16,364	$7,319
Pre-tax profit margin(11)	15%	1%

Asset Management:
Assets under management or supervision (dollars in billions)(15)	$500	$442
Percent of fund assets in top half of Lipper rankings(16)	48%	60%
Pre-tax profit margin(11)	26%	24%

Discover (dollars in millions, unless otherwise noted)(17):
Period-end credit card loans—Owned	$22,410	$19,924
Period-end credit card loans—Managed	$50,730	$47,825
Average credit card loans—Owned	$24,672	$21,976
Average credit card loans—Managed	$51,390	$47,575
Net principal charge-off rate—Owned	3.78%	4.54%
Net principal charge-off rate—Managed	4.05%	5.06%
Return on average receivables—Owned	3.84%	5.54%
Return on average receivables—Managed	1.84%	2.56%
Transaction volume (dollars in billions):
Net sales	$25.1	$22.5
Other transaction volume	5.2	4.3

Total	$30.3	$26.8

Payment services transaction volume (millions of transactions):
Discover network	361	339
PULSE network	521	425

Total network transaction volume	882	764

Pre-tax profit margin(11)	36%	44%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent income from continuing operations before losses from unconsolidated investees, income taxes and gain (loss) from discontinued operations.
(3)	Earnings applicable to common shareholders are used to calculate earnings per share information.
(4)	Book value per common share equals common shareholders’ equity of $36,854 million at February 28, 2007 and $30,103 million at February 28, 2006, divided by common shares outstanding of 1,062 million at February 28, 2007 and 1,070 million at February 28, 2006.
(5)

The computation of average common equity for each business segment is based upon an economic capital model that the Company uses to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and intangible assets, and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.

(6)	For the quarter ended February 28, 2007, the Company reassessed the amount of capital required to support the market risks and credit risks in its Global Wealth Management Group business segment.
(7)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(8)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.
(9)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(10)	Source: Thomson Financial, data as of March 7, 2007—The data for the three months ended February 28, 2007 and 2006 are for the periods from January 1 to February 28, 2007 and January 1 to February 28, 2006, respectively, as Thomson Financial presents these data on a calendar-year basis.
(11)	Percentages represent income from continuing operations before losses from unconsolidated investees and income taxes as a percentage of net revenues.
(12)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented.
(13)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(14)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(15)	Amount includes Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(16)	Source: Lipper, one-year performance excluding money market funds as of February 28, 2007 and 2006, respectively.
(17)	The Company analyzes its financial performance on both a managed loan basis and as reported under U.S. Generally Accepted Accounting Principles. Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

First Quarter 2007 Performance.

Company Results.    The Company achieved record net income of $2,672 million and record quarterly diluted earnings per share of $2.51 for the quarter ended February 28, 2007, both increases of 70% from the comparable fiscal 2006 period. Net revenues (total revenues less interest expense and the provision for loan losses) increased 29% to a record $10,998 million and the annualized return on average common equity was 29.9% compared with 21.3% in the first quarter of last year. Income from continuing operations was $2,559 million, an increase of 60% from a year ago. Diluted earnings per share from continuing operations were a record $2.40 compared with $1.51 in last year’s first quarter. The annualized return on average common equity from continuing operations was 28.8% compared with 21.9% in the first quarter of last year.

Non-interest expenses of $7,134 million increased 17% from the prior year period, primarily due to higher compensation costs resulting from higher net revenues, partially offset by the incremental compensation expense ($395 million) related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein).

The Company’s effective income tax rate was 33.1% for the first quarter of fiscal 2007 and 32.8% for the first quarter of fiscal 2006.

The current quarter’s results included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on February 28, 2007. Discontinued operations in the first quarter of fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the sale of the Company’s aircraft leasing business (see “Other Items—Discontinued Operations” herein).

Institutional Securities.    Institutional Securities achieved record income from continuing operations before losses from unconsolidated investees and income taxes of $3,031 million, a 71% increase from last year’s first quarter. Net revenues rose 37% to a record $7,631 million driven by record fixed income and equity sales and trading revenues, along with higher investment banking revenues. Non-interest expenses increased 22% to $4,600 million, reflecting higher compensation accruals resulting from higher net revenues, as well as higher compensation costs associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein), partially offset by Institutional Securities’ share ($270 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006. Non-compensation expenses increased as a result of higher levels of business activity.

Investment banking revenues increased 16% from last year’s first quarter to $1,049 million. Underwriting revenues rose 20% from last year’s first quarter to $659 million. Advisory fees from merger, acquisition and restructuring transactions were $390 million, an increase of 10% from last year’s first quarter.

Fixed income sales and trading revenues were a record $3,566 million, up 31% from the previous record in the first quarter of fiscal 2006. The increase was driven by strong performances in credit products and interest rate and currency products. Credit products had record revenues, primarily due to favorable positioning in the residential mortgage markets, improved corporate credit trading and strong customer flows. Interest rate and currency product revenues benefited from improved interest rate trading and emerging market revenues. Commodities revenues decreased from last year’s record first quarter, reflecting lower trading results in electricity, natural gas products and oil liquids. Equity sales and trading revenues increased 36% to a record $2,243 million. The increase was broad based and included higher revenues from derivatives products, prime brokerage, financing products, principal trading strategies and equity cash products.

Principal transaction net investment revenues were $801 million in the quarter compared with $312 million a year ago. The increase was primarily related to net gains associated with certain of the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds. The current quarter also included higher revenues related to certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein).

Global Wealth Management Group.    The Global Wealth Management Group recorded income from continuing operations before income taxes of $220 million compared with $15 million in the first quarter of fiscal 2006. Net revenues increased 18% from last year’s first quarter to $1,490 million reflecting higher transactional revenues due to increased underwriting activity, higher asset management revenues reflecting growth in fee-based products and higher net interest revenue from the bank deposit sweep program. Total non-interest expenses increased 2% from a year ago to $1,270 million. Compensation and benefits expense increased, primarily reflecting higher incentive-based compensation accruals related to higher net revenues, partially offset by Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006. Non-compensation costs decreased, primarily due to lower costs associated with legal and regulatory matters. Total client assets increased to $690 billion, up 11% from last year’s first quarter. In addition, client assets in fee-based accounts rose 17% to a record $202 billion at February 28, 2007 and increased to 29% as a percentage of total client assets from 28% a year ago. At quarter-end, the number of global representatives was 7,993, a decline of 920 from a year ago, resulting largely from planned sales force reductions completed in the second quarter of fiscal 2006 and attrition.

Asset Management.    Asset Management recorded income before income taxes of $236 million, a 37% increase from last year’s first quarter. Net revenues increased 28% from last year’s first quarter to $905 million driven by higher investment revenues, primarily in the private equity business, and higher asset management, distribution and administration fees, primarily due to an increase in assets under management and higher performance fees from the alternatives business. Non-interest expenses increased 26% to $669 million, largely due to higher incentive-based compensation accruals associated with increased revenues and business investment, partially offset by Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006. Assets under management or supervision within Asset Management of $500 billion were up $58 billion, or 13%, from the first quarter of last year, primarily due to market appreciation, acquisitions and investments in minority stakes. In fiscal 2007, the Company expects that Asset Management’s profit margins will be affected by its continued investments in its core business, alternative products and private equity.

Discover.    Discover recorded income before losses from unconsolidated investees and income taxes of $372 million, a decrease of 22% from the first quarter of fiscal 2006. The first quarter of fiscal 2006 benefited from the effect of a sharp decline in consumer bankruptcy receipts following the October 2005 enactment of new U.S. bankruptcy legislation, resulting in an increase in the value of the Company’s residual interests in securitization transactions and a decrease in the allowance for consumer loan losses. Net revenues of $1,025 million were

6% lower than a year ago, primarily due to lower Servicing and securitization income and a higher Provision for consumer loan losses, partially offset by higher net interest revenues. Non-interest expenses of $653 million increased 7% from a year ago, primarily due to higher marketing and business development expenses, higher professional services expenses and incremental costs as a result of the acquisition of Goldfish in February 2006. The managed credit card net principal charge-off rate decreased 101 basis points to 4.05% from the same period a year ago. The managed over-30-day delinquency rate was unchanged at 3.45% from a year ago, and the managed over-90-day delinquency rate was 8 basis points higher than a year ago at 1.69%. Managed credit card loans were $50,730 million at quarter-end, a 6% increase from a year ago.

Global Market and Economic Conditions in the Quarter Ended February 28, 2007.

In the U.S., the moderate pace of economic growth that occurred during the second half of fiscal 2006 continued during the first quarter of fiscal 2007, reflecting, among other things, generally lower energy prices, although the slowdown in the residential real estate market persisted. The U.S. unemployment rate increased slightly to 4.6% at the end of the quarter from 4.5% at the end of fiscal 2006. Conditions in the U.S. equity markets were generally favorable, and major equity market indices rose during most of the quarter and were supported by strong corporate earnings. Equity markets declined sharply at quarter-end, however, due to concerns about the residential real estate market and conditions in China’s equity markets. The Federal Reserve Board (the “Fed”) left interest rates unchanged during the quarter and has not raised interest rates since June 2006. Inflationary pressures appeared to be contained, although it continued to be a primary concern of the Fed.

In Europe, economic growth during the first quarter of fiscal 2007 continued to be strong. Major equity market indices in Europe increased during much of the quarter, reflecting strong corporate earnings as well as merger and acquisition activity and generally favorable economic conditions. The European Central Bank (the “ECB”) raised the benchmark interest rate by 0.25% during the quarter. In March 2007, the ECB raised the benchmark interest rate by an additional 0.25%. The Bank of England raised the benchmark interest rate by 0.25% during the quarter.

In Japan, moderate economic growth continued to be driven by exports and domestic demand. The level of unemployment also remained relatively low, and Japanese equity market indices increased during the quarter. The Bank of Japan raised the benchmark interest rate from 0.25% to 0.50% during the quarter. Economies elsewhere in Asia also expanded, particularly in China, which benefited from strength in exports, domestic demand and continued globalization. Although equity market indices in China rose sharply during much of the quarter, they declined at quarter-end. In March 2007, the People’s Bank of China raised the benchmark interest rate by 0.27%.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income before taxes recorded in Intersegment Eliminations was $5 million in the quarter ended February 28, 2007 and $19 million in the quarter ended February 28, 2006.

Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation, including the reporting of Quilter within discontinued operations for all periods presented.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$1,049	$903
Principal transactions:
Trading	4,029	2,963
Investments	801	312
Commissions	691	610
Asset management, distribution and administration fees	88	43
Servicing and securitization income	35	—
Interest and dividends	13,961	9,789
Other	145	96

Total revenues	20,799	14,716
Interest expense	13,168	9,165

Net revenues	7,631	5,551

Total non-interest expenses	4,600	3,776

Income from continuing operations before losses from unconsolidated investees and income taxes	3,031	1,775
Losses from unconsolidated investees	43	68
Provision for income taxes	942	531

Income from continuing operations	$2,046	$1,176

Investment Banking.    Investment banking revenues for the quarter ended February 28, 2007 increased 16% from the comparable period of fiscal 2006. The increase was primarily due to higher revenues from equity underwriting transactions and merger, acquisition and restructuring activities. Advisory fees from merger, acquisition and restructuring transactions were $390 million, an increase of 10% from the comparable period of fiscal 2006. Underwriting revenues were $659 million, an increase of 20% from the comparable period of fiscal 2006. Equity underwriting revenues increased 52% to $300 million, reflecting an increase in industry-wide transaction activity. Fixed income underwriting revenues increased 2% to $359 million.

At February 28, 2007, the backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions was higher as compared with the first quarter of fiscal 2006. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Sales and Trading.    Sales and trading revenues are composed of principal transaction trading revenues, commissions and net interest revenues (expenses). In assessing the profitability of its sales and trading activities, the Company views principal trading, commissions and net interest revenues in the aggregate. In addition, decisions relating to principal transactions are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions, dividends, the interest income or expense associated with financing or hedging the Company’s positions and other related expenses.

Total sales and trading revenues increased 31% from the comparable period of fiscal 2006, reflecting record fixed income and equity sales and trading revenues.

Sales and trading revenues include the following:

	Three Months Ended February 28,
	2007(1)	2006(1)
	(dollars in millions)
Equity	$2,243	$1,654
Fixed income(2)	3,566	2,724

(1)	Amounts exclude sales and trading revenues of $(296) million and $(181) million for the three months ended February 28, 2007 and 2006, respectively, which relate to unallocated net revenues, net revenues associated with corporate lending activities and certain other adjustments.
(2)	Amounts include interest rate and currency products, credit products and commodities. Amounts exclude corporate lending activities.

Equity sales and trading revenues increased 36% to a record $2,243 million in the first quarter of fiscal 2007. The increase was broad based and included higher revenues from derivatives products, prime brokerage, financing products, principal trading strategies and equity cash products. Derivative revenues increased due to strong customer flows, new transaction activity and principal risk taking. Revenues from financing and equity cash products also benefited from increased client activity. Prime brokerage generated record revenues reflecting continued growth in global client asset balances. Global equity markets trended higher during much of the quarter and created favorable opportunities for principal trading strategies. Although commission revenues increased, revenues continued to be affected by intense competition, particularly in the U.S., and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 31% to a record $3,566 million driven by strong performances in credit products and interest rate and currency products. Credit product revenues increased 94%, primarily due to higher revenues from securitized products. Trading revenues benefited from favorable positioning in the residential mortgage markets, improved corporate credit trading and strong customer flows. Interest rate and currency product revenues increased 17% benefiting from improved interest rate trading and emerging market revenues. Commodities decreased 26% from last year’s record first quarter, reflecting lower trading results in electricity, natural gas products and oil liquids.

In addition to the equity and fixed income sales and trading revenues discussed above, sales and trading revenues include the net revenues from the Company’s corporate lending activities. In the quarter ended February 28, 2007, revenues from corporate lending activities decreased by approximately $10 million from the first quarter of fiscal 2006, reflecting the impact of mark-to-market valuations on a higher level of new loans made in the quarter, partially offset by higher revenues from principal trading strategies.

Principal Transactions-Investments.    Principal transaction net investment revenues aggregating $801 million were recognized in the quarter ended February 28, 2007 as compared with $312 million in the quarter ended February 28, 2006. The increase was primarily related to net gains associated with certain of the Company’s investments, including both realized and unrealized gains from investments in the Company’s real estate funds, Grifols S.A. and IntercontinentalExchange. The current quarter also included revenues of $237 million related to certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein). Principal transaction net investment revenues for the first quarter of fiscal 2006 included $130 million from the Company’s investment in IntercontinentalExchange.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased $45 million from the comparable period of fiscal 2006, reflecting higher fees associated with certain real estate fund investments.

Servicing and Securitization Income.    Servicing and securitization income of $35 million recognized in the first quarter of fiscal 2007 was primarily attributable to Saxon Capital, Inc. (“Saxon”), which the Company acquired on December 4, 2006.

Other.    Other revenues increased 51%. The increase was primarily attributable to revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne Inc. (“TransMontaigne”), which the Company acquired on September 1, 2006, and higher sales of benchmark indices and risk management analytic products.

Non-Interest Expenses.    Non-interest expenses increased 22%. Compensation and benefits expense increased 21% primarily reflecting higher incentive-based compensation costs resulting from higher net revenues as well as higher compensation costs associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein). The increase was partially offset by Institutional Securities’ share ($270 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 25%. Occupancy and equipment expense increased 35%, primarily due to higher rent and occupancy costs, including additional costs associated with TransMontaigne, the Heidmar Group of companies (“Heidmar”), and a new office building in New York City. The Company acquired TransMontaigne and Heidmar in September 2006 and the office building in June 2006. Brokerage, clearing and exchange fees increased 29%, primarily reflecting increased equity and fixed income trading activity. Marketing and business development expense increased 32%, primarily due to a higher level of business activity. Professional services expense increased 20%, primarily due to higher consulting and legal costs. Other expenses increased 34%, reflecting costs associated with TransMontaigne and Heidmar.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$166	$67
Principal transactions:
Trading	129	125
Investments	(2)	1
Commissions	315	310
Asset management, distribution and administration fees	702	638
Interest and dividends	274	203
Other	44	37

Total revenues	1,628	1,381
Interest expense	138	115

Net revenues	1,490	1,266

Total non-interest expenses	1,270	1,251

Income from continuing operations before income taxes	220	15
Provision for income taxes	83	6

Income from continuing operations	$137	$9

Investment Banking.    Investment banking revenues increased 148%, driven by robust equity underwriting results primarily related to a closed end fund offering in the quarter. The increase also reflected strong results from fixed income underwriting and unit trusts.

Principal Transactions—Trading.    Principal transaction trading revenues increased 3%, as higher revenues from corporate fixed income securities, foreign exchange products and equity linked notes were partially offset by lower revenues from government and municipal fixed income securities.

Principal Transactions—Investments.    Principal transaction net investment losses aggregating $2 million were recognized in the quarter ended February 28, 2007 as compared with net gains aggregating $1 million in the comparable period. The results in both periods were primarily related to investments in exchanges.

Commissions.    Commission revenues increased 2% as compared with the prior-year period reflecting improved market conditions. Commission revenues were limited by growth in other product areas, such as underwritten products, which are included within investment banking revenues.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 10%, primarily reflecting higher client assets in fee-based accounts.

Client assets in fee-based accounts rose 17% to $202 billion at February 28, 2007 and increased as a percentage of total client assets to 29% of total client assets from 28% in the prior-year period. Client asset balances increased to $690 billion at February 28, 2007 from $624 billion at February 28, 2006, primarily due to market appreciation. Client asset balances in accounts greater than $1 million increased to $458 billion at February 28, 2007 from $386 billion at February 28, 2006.

Net Interest.    Net interest revenues increased 55%, primarily related to increased account balances in the bank deposit program. Balances in the bank deposit program rose to $16,364 million at February 28, 2007 as compared with $7,319 million at February 28, 2006.

Non-Interest Expenses.    Non-interest expenses increased 2%. Compensation and benefits expense increased 7%, primarily reflecting higher incentive-based compensation accruals related to higher net revenues, partially offset by Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses decreased 9%. Occupancy and equipment expense increased 9%, primarily due to higher rental charges. Professional services expense decreased 6%, largely due to lower costs for outside legal counsel and consulting fees, partially offset by higher sub-advisory fees associated with growth in fee-based assets. Marketing and business development expense increased 27%, primarily due to higher costs associated with a new advertising campaign that was launched in the first quarter of fiscal 2007. Other expenses decreased 37%, primarily resulting from lower costs associated with legal and regulatory matters, which declined by approximately $40 million.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$14	$12
Principal transactions:
Investments	121	36
Commissions	6	7
Asset management, distribution and administration fees	732	640
Interest and dividends	13	5
Other	34	7

Total revenues	920	707
Interest expense	15	2

Net revenues	905	705

Total non-interest expenses	669	533

Income before income taxes	236	172
Provision for income taxes	96	67

Net income	$140	$105

Investment Banking.    Investment banking revenues increased 17%, primarily reflecting a higher volume of equity unit trust sales.

Principal Transactions-Investments.    Principal transaction net investment gains aggregating $121 million were recognized in the first quarter of fiscal 2007 as compared with $36 million in the prior-year period. The increase was primarily related to higher net gains on certain investments in the Company’s private equity portfolio and investments in the Company’s alternatives products.

Asset Management, Distribution and Administration Fees. Asset management, distribution and administration fees increased 14%, primarily due to higher fund management and administration fees associated with a 12% increase in average assets under management and higher performance fees from the alternatives business, including those associated with the acquisition of FrontPoint Partners (“FrontPoint”) (see “Other Items—Business and Other Acquisitions” herein).

Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At February 28,		Average for the Three Months Ended February 28,
	2007	2006(1)	2007	2006(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Americas Retail Morgan Stanley brand	$61	$64	$61	$66
Americas Retail Van Kampen brand	96	90	96	90
Americas Intermediary(2)	61	47	60	46
U.S. Institutional	95	88	94	88
Non-U.S.	97	75	92	71

Total long-term assets under management or supervision	410	364	403	361

Institutional money markets/liquidity	52	37	51	35
Retail money markets	33	41	34	43

Total money markets	85	78	85	78

Total assets under management or supervision	495	442	488	439
Share of minority interest assets(3)	5	—	5	—

Total	$500	$442	$493	$439

	At February 28,		Average for the Three Months Ended February 28,
	2007	2006(1)	2007	2006(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Equity	$245	$230	$244	$226
Fixed income	94	90	93	91
Money market	85	78	85	78
Alternative investments	29	18	27	19
Real estate	27	14	25	13

Subtotal	480	430	474	427
Unit trusts	15	12	14	12

Total assets under management or supervision	495	442	488	439
Share of minority interest assets(3)	5	—	5	—

Total	$500	$442	$493	$439

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(3)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Activity in Asset Management’s customer assets under management or supervision were as follows:

	Three Months Ended February 28,
	2007	2006
	(dollars in billions)
Balance at beginning of period	$478	$431
Net flows by distribution channel:
Americas Retail Morgan Stanley brand	(2)	(3)
Americas Retail Van Kampen brand	—	(1)
Americas Intermediary(1)	1	2
U.S. Institutional	—	(4)
Non-U.S.	5	1

Net inflows/(outflows) excluding money markets	4	(5)

Money market net flows:
Institutional	3	4
Retail	(2)	(6)

Total money market net flows	1	(2)

Net market appreciation	10	18

Total net increase	15	11
Acquisitions	6	—
Net increase in share of minority interest assets(2)	1	—

Balance at end of period	$500	$442

(1)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(2)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net inflows (excluding money markets) in the quarter ended February 28, 2007 were primarily associated with positive flows into Non-U.S. products, partially offset by outflows in Americas Retail Morgan Stanley branded products. For the quarter ended February 28, 2007, positive flows into institutional liquidity assets were partially offset by outflows from certain money market funds that were impacted by the growth of Global Wealth Management Group’s bank deposit program.

Other.    Other revenues were $34 million for the fiscal quarter ended February 28, 2007 as compared with $7 million in the prior-year period. The increase was primarily due to revenue recognized from the Company’s minority stakes in Avenue Capital Group and Lansdowne Partners, which were acquired in the fourth quarter of fiscal 2006.

Non-Interest Expenses.    Non-interest expenses increased 26%. Compensation and benefits expense increased 45%, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investments in the business, particularly in alternatives. The increase was partially offset by Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 9%. Brokerage, clearing and exchange fees decreased 12%, primarily reflecting lower amortization expense associated with certain open-ended funds. The decrease in amortization expense reflected a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds. Professional services expense increased 15%, primarily due to higher sub-advisory, consulting and legal fees. Other expenses increased 113%, primarily due to the amortization of intangible assets associated with the acquisition of FrontPoint.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Merchant, cardmember and other fees, net	$297	$289
Servicing and securitization income	521	596
Other revenue	9	4

Total non-interest revenues	827	889

Interest revenue	680	586
Interest expense	287	231

Net interest income	393	355
Provision for consumer loan losses	195	155

Net credit income	198	200

Net revenues	1,025	1,089

Total non-interest expenses	653	610

Income before losses from unconsolidated investees and income taxes	372	479
Losses from unconsolidated investees	1	1
Provision for income taxes	138	178

Net income	$233	$300

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover (see “Other Items—Discover Spin-off” herein).

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees, net, increased 3%, primarily due to higher cardmember and other fees and higher merchant discount revenues, partially offset by higher cardmember rewards. The increase in cardmember and other fees was primarily related to higher balance transfer fees and higher credit protection revenues. The increase in merchant discount revenue was due to higher sales volume, partially offset by higher allocations of interchange revenue to securitization transactions. The allocation of interchange revenue has the effect of decreasing Merchant, cardmember and other fees, net, and increasing Servicing and securitization income. During the quarter ended February 28, 2007, the Company had a higher level of outstanding securitization transactions receiving interchange allocations than in the comparable prior-year period. The increase in sales volume reflected the acquisition of Goldfish in February 2006 and increased cardmember usage in the U.S. The increase in cardmember rewards reflected higher sales volume and the impact of promotional programs.

Servicing and Securitization Income.    The table below presents the components of servicing and securitization income:

	Three Months Ended February 28,
	2007	2006
	(dollars in millions)
Merchant, cardmember and other fees, net	$255	$230
Other revenue	(4)	139

Total non-interest revenues	251	369

Interest revenue	919	889
Interest expense	362	310

Net interest income	557	579
Provision for consumer loan losses	287	352

Net credit income	270	227

Servicing and securitization income	$521	$596

Servicing and securitization income decreased 13%, primarily due to a decrease in Other revenue and lower net interest income, partially offset by a lower provision for consumer loan losses and higher Merchant, cardmember and other fees, net. Other revenue for the quarter ended February 28, 2006 benefited from an increase in the fair value of the Company’s retained interests in securitized receivables resulting from lower projected charge-offs following the enactment of new bankruptcy legislation in October 2005. The decrease in Other revenues also reflected a lower level of new general purpose credit card securitization transactions in the quarter ended February 28, 2007. The decrease in net interest income was attributable to a lower net interest spread rate, partially offset by a higher level of average securitized general purpose credit card loans. The lower provision for consumer loan losses was primarily attributable to a lower rate of net principal charge-offs on the securitized general purpose credit card portfolio. The increase in Merchant, cardmember and other fees, net primarily reflected a higher level of outstanding securitization transactions that received interchange allocations.

The net proceeds received from general purpose credit card asset securitizations were $1,578 million in the quarter ended February 28, 2007 and $6,613 million in the quarter ended February 28, 2006. The credit card asset securitization completed in the quarter ended February 28, 2007 has an expected maturity of approximately three years from the date of issuance.

Net Interest Income.    Net interest income increased 11% due to an increase in interest revenue, partially offset by an increase in interest expense. The increase in interest revenue was due to a higher yield and an increase in average owned general purpose credit card loans. The increase in average owned general purpose credit card loans was due to the acquisition of Goldfish and higher sales volume, partially offset by a higher level of average securitized general purpose credit card loans. The increase in interest expense was primarily due to an increase in the Company’s average cost of borrowings and a higher level of average interest bearing liabilities, primarily to support the increase in average owned general purpose credit card loans.

The following tables present analyses of Discover’s average balance sheets and interest rates for the quarters ended February 28, 2007 and 2006 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended February 28,
	2007			2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$24,672	10.44%	$635	$21,976	9.87%	$535
Other consumer loans	96	6.56	2	306	7.52	6
Investment securities	80	5.14	1	39	3.70	—
Other	2,983	5.76	42	4,033	4.65	45

Total interest earning assets	27,831	9.91	680	26,354	9.02	586
Allowance for loan losses	(832)			(838)
Non-interest earning assets	3,110			2,157

Total assets	$30,109			$27,673

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$3,453	5.27%	$45	$820	3.86%	$8
Brokered	9,920	5.05	123	12,394	4.46	136
Other time	1,570	4.87	19	1,783	4.40	19

Total interest bearing deposits	14,943	5.08	187	14,997	4.42	163
Other borrowings	7,243	5.57	100	6,001	4.55	68

Total interest bearing liabilities	22,186	5.24	287	20,998	4.46	231
Shareholder’s equity/other liabilities	7,923			6,675

Total liabilities and shareholder’s equity	$30,109			$27,673

Net interest income			$393			$355

Net interest margin(1)			5.73%			5.47%
Interest rate spread(2)		4.67%			4.56%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended February 28, 2007 vs. 2006
Increase/(Decrease) due to Changes in:	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$65	$35	$100
Other consumer loans	(4)	—	(4)
Investment securities	1	—	1
Other	(12)	9	(3)

Total interest revenue	33	61	94

Interest Expense
Interest bearing deposits:
Savings	25	12	37
Brokered	(27)	14	(13)
Other time	(2)	2	—

Total interest bearing deposits	(1)	25	24
Other borrowings	14	18	32

Total interest expense	13	43	56

Net interest income	$20	$18	$38

Provision for Consumer Loan Losses.    The provision for consumer loan losses increased 26%. The increase reflected a lower net reduction of reserves as compared with the prior-year period, partially offset by lower net charge-offs. The net reduction in reserves was $38 million in the quarter ended February 28, 2007 as compared with a net reduction of $97 million in the comparable prior-year period. The decrease in net charge-offs primarily reflects a decline in bankruptcy filings following the federal bankruptcy legislation effective in October 2005, partially offset by higher contractual charge-offs in the U.S. as well as higher charge-offs in the U.K., reflecting increased bankruptcy charge-offs and the Goldfish acquisition.

Delinquencies and Charge-offs.    Delinquency rates in both the over 30- and over 90-day categories were higher for the owned portfolio, primarily reflecting higher delinquencies in the U.K. Net principal charge-off rates were lower in both the owned and managed portfolios, reflecting portfolio credit quality and the continued favorable impact following the enactment of federal bankruptcy legislation (see “Managed General Purpose Credit Card Loan Data” herein). While the Company expects credit costs to continue to rise, the Company expects charge-off rates to remain relatively low and reach between 4.0% and 4.5% by the end of fiscal 2007.

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

The Company’s future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that influence the provision for consumer loan losses include the level and direction of general purpose credit card loan delinquencies and charge-offs, changes in consumer spending and payment behaviors, bankruptcy trends, regulatory changes or new guidance, the seasoning of the Company’s general purpose credit card loan portfolio, interest rate movements and their impact on consumer behavior and changes in the Company’s general purpose credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

Non-Interest Expenses.    Non-interest expenses increased 7% and reflected incremental costs as a result of the acquisition of Goldfish in February 2006. Compensation and benefits expense decreased 6%, primarily reflecting Discover’s share ($17 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein), partially offset by an increase in salaries and wages in the first quarter of fiscal 2007. Excluding compensation and benefits expense, non-interest expenses increased 16%. Marketing and business development expenses increased 19%, primarily due to higher marketing costs associated with account acquisition and higher holiday promotional spending. Professional services expenses increased 27%, primarily due to higher legal and consulting fees. Other expenses increased 20%, primarily due to an increase in certain operating expenses, including higher accruals for losses associated with fraud and an increase in the amortization of intangible assets.

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

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended February 28,
	2007				2006
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$24,672	3.84%	10.44%	5.20%	$21,976	5.54%	9.87%	5.41%
Securitized	26,718	3.55%	13.96%	8.39%	25,599	4.75%	14.08%	9.20%

Managed	$51,390	1.84%	12.27%	6.85%	$47,575	2.56%	12.13%	7.44%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	Three Months Ended February 28,
	2007			2006
	Period- End Loans	Delinquency Rates		Period- End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$22,410	3.16%	1.56%	$19,924	2.97%	1.36%
Securitized	28,320	3.67%	1.79%	27,901	3.79%	1.79%

Managed	$50,730	3.45%	1.69%	$47,825	3.45%	1.61%

	Three Months Ended February 28,
	2007	2006
Net Principal Charge-offs:
Owned	3.78%	4.54%
Securitized	4.30%	5.51%
Managed	4.05%	5.06%

Net Total Charge-offs (inclusive of interest and fees):
Owned	5.01%	5.64%
Securitized	6.16%	7.86%
Managed	5.61%	6.83%

Other Items.

Deferred Compensation Plans.

The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning in the quarter ended February 28, 2007, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. Prior periods have been reclassified to conform to the current presentation. The amount of the reclassification that was recorded in the three months ended February 28, 2007 and February 28, 2006 was $245 million and $94 million, respectively.

Stock-Based Compensation.

For stock-based awards issued prior to the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) as of December 1, 2004, the Company’s accounting policy for awards granted to retirement-eligible employees was to recognize compensation cost over the service period specified in the award terms. The Company accelerates any unrecognized compensation cost for such awards if and when a retirement-eligible employee leaves the Company.

For fiscal 2005 year-end stock-based compensation awards that were granted to retirement-eligible employees in December 2005, the Company recognized the compensation cost for such awards on the date of grant instead of over the service period specified in the award terms. As a result, the Company recorded non-cash incremental compensation expenses of approximately $395 million in the first quarter of fiscal 2006 for stock-based awards granted to retirement-eligible employees as part of the fiscal 2005 year-end award process and for awards granted to retirement-eligible employees, including new hires, in the first quarter of fiscal 2006. These incremental expenses were included within Compensation and benefits expense and reduced income before taxes within the Institutional Securities ($270 million), Global Wealth Management Group ($80 million), Asset Management ($28 million) and Discover ($17 million) business segments.

Discontinued Operations.

Quilter.    On February 28, 2007, the Company sold Quilter, which was formerly included within the Global Wealth Management Group business segment. The results of Quilter are included within discontinued operations for all periods presented. The results for discontinued operations in the quarter ended February 28, 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition (see Note 15 to the condensed consolidated financial statements).

Aircraft Leasing.    On March 24, 2006, the Company sold its aircraft leasing business to Terra Firma, a European private equity group. The results for discontinued operations in the quarter ended February 28, 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing (see Note 15 to the condensed consolidated financial statements and “Financial Statements and Supplementary Data —Note 18” in Part II, Item 8 of the Form 10-K for further information).

Discover Spin-off.

On December 19, 2006, the Company announced that its Board of Directors had approved the spin-off of Discover in order to enhance shareholder value. The Discover Spin-off will allow the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments. The Discover Spin-off is subject to regulatory approval and other customary conditions and is expected to occur in the third quarter of fiscal 2007. At the time of the Discover Spin-off, shareholders of the Company will receive shares in Discover on a generally tax-free basis.

Business and Other Acquisitions.

JM Financial.    On February 22, 2007, the Company announced that it would dissolve its India joint venture with JM Financial. The Company has reached an agreement in principle to purchase the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and to sell the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM Financial.

CityMortgage Bank.    On December 21, 2006, the Company acquired CityMortgage Bank (“CityMortgage”), a Moscow-based mortgage bank that specializes in originating, servicing and securitizing residential mortgage loans in the Russian Federation. Since the acquisition date, the results of CityMortgage have been included within the Institutional Securities business segment.

Olco Petroleum Group Inc.    On December 15, 2006, the Company acquired a 60% equity stake in Olco Petroleum Group Inc. (“Olco”), a petroleum products marketer and distributor based in eastern Canada. Since the acquisition date, the results of Olco have been included within the Institutional Securities business segment.

Saxon Capital, Inc.    On December 4, 2006, the Company acquired Saxon, a servicer and originator of residential mortgages. Since the acquisition date, the results of Saxon have been included within the Institutional Securities business segment.

FrontPoint Partners.    On December 4, 2006, the Company acquired FrontPoint, a provider of absolute return investment strategies. Since the acquisition date, the results of FrontPoint have been included within the Asset Management business segment.

Coleman Litigation.

In the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman litigation matter (see Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in Part II, Item 1 of this report on Form 10-Q, “Legal Proceedings” in Part I, Item 3 of the Form 10-K and “Financial Statements and Supplementary Data—Note 9” in Part II, Item 8 of the Form 10-K.

On March 21, 2007, the District Court of Appeal for the Fourth District of Florida issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the case to the trial court for entry of a judgment for the Company. The opinion will become final upon disposition of any timely filed motions for rehearing.

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

Accounting Developments.

Limited Partnerships.    In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, the Company decided to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), rather than SFAS No. 155, to its fair value elections for hybrid financial instruments.

Accounting for Servicing of Financial Assets.    In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company adopted SFAS No. 156 on December 1, 2006 and has elected to fair value servicing rights held as of the date of adoption. This election did not have a material impact on the Company’s opening balance of Retained earnings as of December 1, 2006. The Company also elected to fair value servicing rights acquired after December 1, 2006.

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

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”), which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption. With the adoption of SFAS No. 157, the Company will no longer apply the revenue recognition criteria of EITF Issue No. 02-3.

Employee Benefit Plans.    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit and postretirement plans as an asset or liability in the financial statements and requires the measurement of defined benefit and postretirement plan assets and obligations as of the end of the employer’s fiscal year. SFAS No. 158’s requirement to recognize the funded status in the financial statements is effective for fiscal years ending after December 15, 2006, and its requirement to use the fiscal year-end date as the measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that SFAS No. 158 will have on its condensed consolidated financial statements.

Fair Value Option.    In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective December 1, 2006, the Company elected early adoption of SFAS No. 159. As a result of the adoption of SFAS No. 159, the Company recorded a cumulative effect adjustment of approximately $102 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2006 included in the Form 10-K), the following may involve a higher degree of judgment and complexity.

Fair Value.

The Company’s financial assets and financial liabilities are primarily recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As a result of the Company’s adoption of SFAS No. 159 on December 1, 2006, the Company elected the fair value option for certain instruments. Such instruments included loans and other financial instruments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, or that are held by investment companies as defined in the AICPA Audit and Accounting Guide, Investment Companies. A substantial portion of these positions, as well as the financial instruments included within Other secured financings, had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Changes in the fair value of these positions are included within Principal transactions—trading revenues in the Company’s condensed consolidated statements of income.

Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions—trading revenues in the condensed consolidated statements of income.

The fair value of the Company’s financial instruments are generally based on or derived from bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased.

A substantial percentage of the fair value of the Company’s financial instruments used for trading and investment is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available for all products, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

In the case of financial instruments transacted on recognized exchanges, the observable prices represent quotations for completed transactions from the exchange on which the financial instrument is principally traded. Also, as a result of the adoption of SFAS No. 157 on December 1, 2006, the Company no longer utilizes block discounts in cases where it has large holdings of unrestricted financial instruments with quoted prices that are readily and regularly available in an active market.

The price transparency of the particular product will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including, for example, the type of product, whether it is a new product and not yet established in the marketplace, and the characteristics particular to the transaction. Products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, products that are thinly traded or not quoted will generally have reduced to no price transparency. Even in normally active markets, the price transparency for actively quoted instruments may be reduced for periods of time during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market-makers willing to purchase and sell a product provides a source of transparency for products that otherwise are not actively quoted or during periods of market dislocation. For further information on the observability of the pricing inputs used to determine the fair value of the Company’s financial instruments, see Note 18 to the condensed consolidated financial statements.

The Company’s cash products include securities issued by the U.S. government and its agencies, other sovereign debt obligations, certain corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain tradable loan products and most mortgage-backed securities.

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At February 28, 2007		At November 30, 2006
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$12,446	$16,390	$12,554	$17,094
OTC	38,506	35,184	42,889	40,397

Total	$50,952	$51,574	$55,443	$57,491

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Where appropriate, valuation adjustments are made to account for credit quality and market liquidity. These adjustments are applied on a consistent basis and are based upon observable market data where available. The Company also uses pricing models to manage the risks introduced by OTC derivatives. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option pricing model, simulation models or a combination thereof, applied consistently. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. Pricing models take into account the contract terms, including the maturity, as well as market parameters such as interest rates, volatility and the creditworthiness of the counterparty. As a result of the Company’s adoption of SFAS No. 157 on December 1, 2006, the impact of the Company’s own credit spreads are also considered when measuring the fair value of liabilities, including certain OTC derivative contracts.

Prior to the adoption of SFAS No. 157 on December 1, 2006, the Company followed the provisions of EITF Issue No. 02-3 (see “Other Items—Accounting Developments” herein). Under EITF Issue No. 02-3, in the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, revenue recognition at the inception of an OTC derivative financial instrument was not permitted. Such revenue was recognized in income at the earlier of when there was market value observability or at the end of the contract period. In the absence of observable market prices or parameters in an active market, observable prices or parameters of other comparable current market transactions, or other observable data supporting a fair value based on a pricing model at the inception of a contract, fair value was based on the transaction price. With the adoption of SFAS No. 157, the Company is no longer applying the revenue recognition criteria of EITF Issue No. 02-3.

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

Substantially all equity and debt investments purchased in connection with private equity and other investment activities are valued at fair value and are included within Other assets in the condensed consolidated statements of financial condition, and gains and losses are reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests, including general partnership and limited partnership interests in real estate funds, are included within Other assets in the condensed consolidated statements of financial condition and are recorded at fair value based upon changes in the fair value of the underlying partnership’s net assets.

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

The Company is subject to the income and indirect tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and the expense for indirect taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations, and tax reserves are established as appropriate.

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

The Company’s total assets increased to $1,182,061 million at February 28, 2007 from $1,121,192 million at November 30, 2006. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities), securities received as collateral and securities purchased under agreements to resell, partially offset by a decrease in securities borrowed. The increases were largely the result of an increase in client business opportunities.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of February 28, 2007 and November 30, 2006 and for the average month-end balances during the quarter ended February 28, 2007:

	Balance at		Average Month-End Balance
	February 28, 2007	November 30, 2006	For the Quarter Ended February 28, 2007
	(dollars in millions, except ratio data)
Total assets	$1,182,061	$1,121,192	$1,166,926
Less: Securities purchased under agreements to resell	(192,038)	(174,866)	(188,409)
Securities borrowed	(277,093)	(299,631)	(294,859)
Add: Financial instruments sold, not yet purchased	157,807	183,119	165,189
Less: Derivative contracts sold, not yet purchased	(51,574)	(57,491)	(52,523)

Subtotal	819,163	772,323	796,324
Less: Segregated customer cash and securities balances	(21,264)	(16,782)	(18,640)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(124,163)	(100,236)	(113,151)
Goodwill and net intangible assets(1)	(4,262)	(3,443)	(4,045)

Adjusted assets	$669,474	$651,862	$660,488

Common equity	$36,854	$34,264	35,516
Preferred equity	1,100	1,100	1,100

Shareholders’ equity	37,954	35,364	36,616
Junior subordinated debt issued to capital trusts	4,885	4,884	4,884

Subtotal	42,839	40,248	41,500
Less: Goodwill and net intangible assets(1)	(4,262)	(3,443)	(4,045)

Tangible shareholders’ equity	$38,577	$36,805	$37,455

Leverage ratio(2)	30.6x	30.5x	31.2x

Adjusted leverage ratio(3)	17.4x	17.7x	17.6x

(1)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation.
(2)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(3)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Quarter Ended February 28, 2007.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. At February 28, 2007, total capital was $177,270 million, an increase of $15,136 million from November 30, 2006. The Company redeemed all $66 million of its outstanding Capital Units on February 28, 2007.

During the quarter ended February 28, 2007, the Company issued senior notes with a carrying value at quarter-end aggregating $22.2 billion, including non-U.S. dollar currency notes aggregating $10.3 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At February 28, 2007, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $186 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.5 years at February 28, 2007.

During the quarter ended February 28, 2007, the Company purchased approximately $1.2 billion of its common stock (approximately 15 million shares) through open market purchases at an average cost of $82.02 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization replaces the Company’s previous repurchase authorizations with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over 12-18 months at prices the Company deems appropriate, subject to its unallocated capital position, market conditions and regulatory considerations.

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

The Company’s methodology is based on a going-concern approach that assigns equity to each business unit based on regulatory capital usage plus additional capital for stress losses, including principal investment risk. Regulatory capital, including additional capital assigned for goodwill and intangible assets, is a minimum requirement to ensure the Company’s access to funding and credibility in the market. The Company believes it must be able to sustain stress losses and maintain capital substantially above regulatory minimums while supporting ongoing business activities. The difference between the Company’s consolidated book equity and aggregate equity requirements denotes the Company’s unallocated capital position, which is not currently reflected in business segment performance metrics.

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

In the first quarter of fiscal 2007, economic capital requirements have been met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of goodwill and certain intangible assets and deferred tax assets), subject to regulatory limits.

The following table presents the Company’s allocated average Tier 1 equity (“economic capital”) for the quarter ended February 28, 2007 and average common equity during the quarters ended February 28, 2007 and 2006:

	Three Months Ended February 28,
	2007		2006
	Average Tier 1 equity	Average common equity	Average common equity
	(dollars in billions)
Institutional Securities	$21.3	$20.3	$16.2
Global Wealth Management Group	1.5	1.7	3.3
Asset Management	2.0	2.7	2.0

Securities business	24.8	24.7	21.5

Discover	4.6	5.5	4.6
Capital surplus (unallocated)	5.1	5.1	3.2

Total—continuing operations	34.5	35.3	29.3
Discontinued operations	—	0.2	0.2

Consolidated	$34.5	$35.5	$29.5

The increase in economic capital allocated to Institutional Securities from the prior year reflects the increased risk profile that has resulted from the Company’s decisions to invest in key businesses. The Company expects this growth to continue, provided market opportunities continue to warrant such investments. For the quarter ended February 28, 2007, the Company reassessed the amount of capital required to support the market risks and credit risks in its Global Wealth Management Group business segment. The incremental equity capital allocated to Asset Management and Discover represents primarily capital required for acquisitions and seed investments and increased managed receivables, respectively. The $1.9 billion of incremental unallocated capital under the new methodology is due to the inclusion of eligible hybrid capital instruments, which is partially offset by the inclusion of certain deferred tax assets.

The Company currently anticipates that unallocated capital will be used for organic growth, additional acquisitions and other capital needs, including repurchases of common stock.

During fiscal 2007, the Company’s shareholders’ equity has been affected by the adoption of SFAS No. 157 and SFAS No. 159 (see “Other Items—Accounting Developments” herein).

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

Liquidity Management Framework:	Designed to:
Contingency Funding Plan	Ascertain the Company’s ability to manage a prolonged liquidity contraction and provide a course of action over a one-year time period to ensure orderly functioning of the businesses. The contingency funding plan sets forth the process and the internal and external communication flows necessary to ensure effective management of the contingency event. Analytical processes exist to periodically evaluate and report the liquidity risk exposures of the organization under management-defined scenarios.
Cash Capital	Ensure that the Company can fund its balance sheet while repaying its financial obligations maturing within one year without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.
Liquidity Reserve	Maintain, at all times, a liquidity reserve composed of immediately available cash and cash equivalents and a pool of unencumbered securities that can be sold or pledged to provide same-day liquidity to the Company. The reserve is periodically assessed and determined based on day-to-day funding requirements and strategic liquidity targets. The liquidity reserve averaged approximately $52 billion for the quarter ended February 28, 2007, of which approximately $46 billion on average was held at the parent company.

Liquidity Reserve.

The Company seeks to maintain a target liquidity reserve that is sized to cover daily funding needs and to meet strategic liquidity targets, including coverage of a significant portion of expected cash outflows over a short-term horizon in a potential liquidity crisis. This liquidity reserve is held in the form of cash deposits with banks and a pool of unencumbered securities. The Company manages the pool of unencumbered securities, against which funding can be raised, on a global basis, and securities for the pool are chosen accordingly. The U.S. and non-U.S. components, held in the form of a reverse repurchase agreement at the parent company, consist of U.S. and European government bonds and other high-quality collateral and at February 28, 2007 were approximately $49 billion and averaged approximately $38 billion for the quarter ended February 28, 2007. The parent company cash component of the liquidity reserve at February 28, 2007 was approximately $3 billion and averaged approximately $8 billion for the quarter ended February 28, 2007. The Company believes that diversifying the form in which its liquidity reserve (cash and securities) is maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The Company’s funding requirements and target liquidity reserve may vary based on changes in the level and composition of its balance sheet, timing of specific transactions, client financing activity, market conditions and seasonal factors.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At February 28, 2007, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $643 million. Of this amount, $554 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of March 31, 2007, the Company’s credit ratings were as follows:

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

Commitments.

The Company’s commitments associated with outstanding letters of credit, other financial guarantees, investment activities, and corporate lending and financing commitments as of February 28, 2007 are summarized below by period of expiration. Since commitments associated with letters of credit, other financial guarantees, and corporate lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$7,164	$38	$—	$—	$7,202
Investment activities	403	305	8	184	900
Investment grade corporate lending commitments(2)	5,174	5,836	18,638	5,077	34,725
Non-investment grade corporate lending commitments(2)	7,144	2,096	3,237	11,864	24,341
Commitments for secured lending transactions(3)	11,658	6,854	33	2,646	21,191
Commitments to purchase mortgage loans(4)	1,889	—	—	—	1,889
Commitments to originate mortgage loans(5)	901	—	—	—	901
Other commitments(6)	279	303	2	—	584

Total(7)	$34,612	$15,432	$21,918	$19,771	$91,733

(1)	This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade primary and secondary lending commitments are made in connection with corporate lending and other business activities. Credit ratings for primary commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	This amount represents residential mortgage loan commitments to individuals.
(6)	This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities.
(7)	See Note 8 to the condensed consolidated financial statements.

As of February 28, 2007, the Company had commitments for secured lending transactions to subprime lenders of $5.2 billion, of which $2.3 billion was funded and fully collateralized. The unfunded commitments were $2.9 billion, which is included within commitments for secured lending transactions in the table above. As of March 31, 2007, the amount that was funded and fully collateralized to subprime lenders was $2.5 billion, and the amount of the unfunded commitments was $1.1 billion.

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

At February 28, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $129 billion and $101 billion, respectively.

Principal Investments.

Principal investing activities are capital investments in companies, generally for proprietary purposes, to maximize total returns to the Company. The Company has committed to increasing its principal investing activity. At February 28, 2007, the Company had aggregate principal investments with a carrying value of approximately $2.4 billion, which are included within Other assets in the condensed consolidated statement of financial condition.

Regulatory Requirements.

Effective December 1, 2005, the Company became a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 28, 2007, the Company was in compliance with the CSE capital requirements.

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate Trading and Non-trading VaR incorporates certain non-trading positions that are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. Aggregate Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. As of February 28, 2007, the notional amount of funding liabilities related to non-trading assets (including office facilities and other equipment, goodwill, deferred tax assets, and intangible assets) was approximately $7.9 billion, with a duration of approximately 7.2 years.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at February 28, 2007 and November 30, 2006.

	Aggregate (Trading and Non-trading)		Trading		Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at		95%/One-Day VaR at		95%/One-Day VaR at
Primary Market Risk Category	February 28, 2007	November 30, 2006	February 28, 2007	November 30, 2006	February 28, 2007	November 30, 2006
	(dollars in millions)
Interest rate and credit spread	$37	$41	$38	$38	$11	$13
Equity price	42	58	39	55	6	5
Foreign exchange rate	13	9	13	9	—	—
Commodity price	36	31	36	31	—	—

Subtotal	128	139	126	133	17	18
Less diversification benefit(1)	50	50	50	48	4	3

Total VaR	$78	$89	$76	$85	$13	$15

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at February 28, 2007 were $78 million and $76 million, respectively, compared with $89 million and $85 million, respectively, at November 30, 2006. The decrease in Aggregate VaR and Trading VaR was primarily driven by a decrease in equity and interest rate exposures, as the Company reduced its risk profile toward the end of the quarter.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended February 28, 2007 and November 30, 2006, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended February 28, 2007 increased to $90 million from $61 million for the quarter ended November 30, 2006, reflecting increases in all primary market risk categories. The increase in equity price VaR was predominately driven by increased exposure to equity products. The increase in commodity price VaR was predominately driven by increased exposure to gas and electricity products. The increase in interest rate and credit spread VaR was predominately driven by increased exposure to interest rate sensitive products. The increase in foreign exchange rate VaR was predominately driven by increased directional exposure to foreign currencies.

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended February 28, 2007			Daily 95%/One-Day VaR for the Quarter Ended November 30, 2006
Primary Market Risk Category	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$46	$36	$39	$40	$29	$34
Equity price	53	37	45	55	24	32
Foreign exchange rate	19	10	15	23	8	12
Commodity price	48	28	40	35	26	30
Trading VaR	$99	$76	$90	$85	$49	$61

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended February 28, 2007		Average 99%/One-Day VaR for the Quarter Ended February 28, 2007
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$39	$32	$65	$51
Equity price	45	57	69	103
Foreign exchange rate	15	17	22	28
Commodity price	40	45	61	59
Trading VaR	$90	$101	$137	$146

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended February 28, 2007 would have been $284 million and $433 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended February 28, 2007.

As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended February 28, 2007 was $90 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended February 28, 2007. The most frequently occurring value was between $87 million and $96 million, while for approximately 83% of trading days during the quarter, VaR ranged between $78 million and $96 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net revenue during the quarter ended February 28, 2007 for the Company’s trading businesses (including net interest and non-agency commissions but excluding primary, fee-based and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended February 28, 2007 in which the Company incurred daily trading losses in excess of the 95%/one-day Trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 95% One-day Aggregate Trading VaR reported in Table 2 above.

As of February 28, 2007, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2006.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients. The borrowers may be rated investment grade or non-investment grade. These loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated or traded by the Company. At February 28, 2007 and November 30, 2006, the aggregate value of primary investment grade loans and financial accommodations was $6.2 billion and $6.4 billion, respectively, and the aggregate value of primary non-investment grade loans and positions was $3.9 billion and $3.4 billion, respectively. At February 28, 2007 and November 30, 2006, the aggregate value of primary lending commitments outstanding was $53.2 billion and $49.2 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges with a notional amount of $29.9 billion and $26.5 billion at February 28, 2007 and November 30, 2006, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of February 28, 2007. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$371	$—	$268	$—	$639	$—
AA	2,802	2,103	2,402	815	8,122	1,155
A	1,363	2,519	6,601	1,024	11,507	294
BBB	2,015	2,696	10,387	1,173	16,271	4,749
Non-investment grade	7,794	2,658	3,570	12,753	26,775	3,930

Total	$14,345	$9,976	$23,228	$15,765	$63,314	$10,128

Notional amount of hedges owned					$29,856

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both primary lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at February 28, 2007. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,443	$930	$855	$2,673	$(1,970)	$3,931	3,875
AA	6,525	5,005	4,736	14,126	(16,959)	13,433	12,426
A	3,358	2,509	2,126	5,941	(6,696)	7,238	6,355
BBB	2,014	2,079	2,722	1,689	(2,389)	6,115	4,355
Non-investment grade	2,973	1,797	2,551	2,307	(3,379)	6,249	3,183
Unrated(4)	688	666	172	510	(496)	1,540	342

Total	$17,001	$12,986	$13,162	$27,246	$(31,889)	$38,506	$30,536

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at February 28, 2007, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$4,129	$5,132	$8,172	$25,413	$(23,606)	$19,240	$16,165
Foreign exchange forward contracts and options	4,215	698	78	8	(645)	4,354	3,714
Equity securities contracts (including equity swaps, warrants and options)	3,761	2,447	743	238	(2,535)	4,654	2,449
Commodity forwards, options and swaps	4,896	4,709	4,169	1,587	(5,103)	10,258	8,208

Total	$17,001	$12,986	$13,162	$27,246	$(31,889)	$38,506	$30,536

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$4,529	$5,261	$6,915	$16,269	$(19,779)	$13,195
Foreign exchange forward contracts and options	4,667	502	77	24	(659)	4,611
Equity securities contracts (including equity swaps, warrants and options)	3,889	3,006	1,876	688	(1,434)	8,025
Commodity forwards, options and swaps	6,941	5,086	1,430	1,499	(5,603)	9,353

Total	$20,026	$13,855	$10,298	$18,480	$(27,475)	$35,184

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at February 28, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At February 28, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$19,300	$13,284	$19,444	$15,688
Foreign exchange forward contracts and options	4,354	4,610	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	16,409	23,421	16,705	23,155
Commodity forwards, options and swaps	10,889	10,259	11,969	10,923

Total	$50,952	$51,574	$55,443	$57,491

Each category of OTC derivative products in the above tables includes a variety of instruments, which can differ substantially in their characteristics. Instruments in each category can be denominated in U.S. dollars or in one or more non-U.S. currencies.

The Company determines the fair values recorded in the above tables using various pricing models. For a discussion of fair value as it affects the condensed consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part I, Item 2 and Note 1 to the condensed consolidated financial statements. As discussed under “Critical Accounting Policies,” the structure of the transaction, including its maturity, is one of several important factors that may impact the price transparency. The impact of maturity on price transparency can differ significantly among product categories. For example, single currency and multi-currency interest rate derivative products involving highly standardized terms and the major currencies (e.g., the U.S. dollar or the euro) will generally have greater price transparency from published external sources even in maturity ranges beyond 20 years. Credit derivatives with highly standardized terms and liquid underlying reference instruments can have price transparency from published external sources in a maturity ranging up to 10 years, while equity and foreign exchange derivative products with standardized terms in major currencies can have price transparency from published external sources within a two-year maturity range. Commodity derivatives with standardized terms and delivery locations can have price transparency from published external sources within various maturity ranges up to 10 years, depending on the commodity. In most instances of limited price transparency based on published external sources, dealers in these markets, in their capacities as market-makers and liquidity providers, provide price transparency beyond the above maturity ranges.

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At February 28, 2007, approximately 5% of the Company’s credit exposure (for credit exposure arising from primary corporate loans and lending commitments and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 1% of the Company’s credit exposure. Country credit ratings are derived using methodologies generally consistent with those employed by external rating agencies.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At February 28, 2007, the Company’s material credit exposure (for credit exposure arising from primary corporate loans and lending commitments and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: utilities, financial institutions, sovereign-related entities, media, transportation, consumer-related entities and healthcare.

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

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the Coleman Litigation (see also Note 8 in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1), the Company believes, based on current knowledge and after consultation with counsel, that the outcome of the pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K.

Coleman Litigation.

On March 21, 2007, the District Court of Appeal for the Fourth District of Florida issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the matter to the trial court for entry of judgment for the Company. The opinion will become final upon disposition of any timely filed motions for rehearing.

Global Wealth Management Group Employment Matters.

Wage and Hour Matters.    On January 19, 2007, a putative class action, captioned Christopher D. Bart and Eric N. Wulff v. Morgan Stanley DW Inc., seeking to recover unpaid overtime for a class of financial advisors was filed in the U.S. District Court for the Northern District of Ohio, Eastern District—Cleveland.

Gender Matters.    On February 22, 2007, in Joanne Augst-Johnson et al. v. Morgan Stanley DW Inc., the Company reached agreement to resolve the matter. The agreement, which is subject to, among other things, court approval, will resolve all of the class-wide and individual plaintiffs’ claims raised in the complaint.

On March 21, 2007, in Daisy Jaffe v. Morgan Stanley DW Inc., the court issued an order extending the stay until April 15, 2007.

AOL Time Warner Litigation.

In February 2007 and March 2007, the parties entered into settlement agreements that resolved all claims in the coordinated California action, the Ohio action and the West Virginia Action, with the exception of plaintiffs’ claims against Ernst & Young.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended February 28, 2007.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (D)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (December 1, 2006—December 31, 2006)
Share Repurchase Program (A)	986,000	$80.50	986,000	$5,920,626,462
Employee Transactions (B)	455,692	$80.83	N/A	N/A
Odd-Lot Tender Shares (C)	184,604	$78.41	184,604	N/A

Month #2 (January 1, 2007—January 31, 2007)
Share Repurchase Program (A)	7,485,067	$81.88	7,485,067	$5,307,745,610
Employee Transactions (B)	1,023,829	$81.62	N/A	N/A
Odd-Lot Tender Shares (C)	25,816	$80.40	25,816	N/A

Month #3 (February 1, 2007—February 28, 2007)
Share Repurchase Program (A)	6,071,415	$82.43	6,071,415	$4,807,283,856
Employee Transactions (B)	92,510	$79.64	N/A	N/A
Odd-Lot Tender Shares (C)	2,359	$81.70	2,359	N/A

Total
Share Repurchase Program (A)	14,542,482	$82.02	14,542,482	$4,807,283,856
Employee Transactions (B)	1,572,031	$81.28	N/A	N/A
Odd-Lot Tender Shares (C)	212,779	$78.69	212,779	N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program replaces the Company’s Equity Anti-dilution Program and Capital Management Program with one repurchase program for capital management purposes that will consider, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over 12-18 months at prices the Company deems appropriate, subject to its unallocated capital position, market conditions and regulatory considerations.

(B)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Repurchases by the Company pursuant to an odd lot tender offer authorized by the Company’s Board of Directors on September 19, 2006. Pursuant to the offer, which ended in March 2007, the Company offered to purchase all shares of common stock held by stockholders holding less than 100 shares of common stock.
(D)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ DAVID H. SIDWELL
David H. Sidwell, Principal Financial Officer

By:	/S/ PAUL C. WIRTH
Paul C. Wirth, Controller and Principal Accounting Officer

Date: April 5, 2007

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended February 28, 2007

Exhibit No.	Description

3	Amended and Restated Certificate of Incorporation, as amended to date.

10	Amendment to Morgan Stanley 401(k) Plan.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated April 5, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

E-1