Form 10-Q
period 2007-05-31
MORGAN STANLEY
filed 2007-07-10
CIK 895421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of June 29, 2007, there were 1,052,546,403 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

MORGAN STANLEY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended May 31, 2007

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

ii

Item 1.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in millions, except share data)

	May 31, 2007	November 30, 2006
	(unaudited)
Assets
Cash and cash equivalents	$31,786	$20,606
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements (including securities at fair value of $19,996 at May 31, 2007 and $8,648 at November 30, 2006)	47,114	29,565
Financial instruments owned (approximately $157 billion and $125 billion were pledged to various parties at May 31, 2007 and November 30, 2006, respectively):
U.S. government and agency securities	35,198	39,352
Other sovereign government obligations	28,764	27,305
Corporate and other debt	167,751	158,864
Corporate equities	99,728	86,058
Derivative contracts	56,461	55,443
Investments	10,050	4,725
Physical commodities	3,165	3,031

Total financial instruments owned	401,117	374,778
Securities received as collateral	112,236	64,588
Collateralized agreements:
Securities purchased under agreements to resell	144,051	175,787
Securities borrowed	252,213	299,631
Receivables:
Consumer loans (net of allowances of $784 at May 31, 2007 and $831 at November 30, 2006)	21,917	22,915
Customers	113,866	82,923
Brokers, dealers and clearing organizations	17,009	7,633
Other loans	14,334	11,908
Fees, interest and other	11,991	8,937
Other investments	13,302	3,232
Office facilities and other equipment, at cost (net of accumulated depreciation of $3,927 at May 31, 2007 and $3,645 at November 30, 2006)	4,501	4,086
Goodwill	2,977	2,792
Intangible assets (net of accumulated amortization of $151 million at May 31, 2007 and $109 million at November 30, 2006)	1,155	651
Other assets	10,424	11,160

Total assets	$1,199,993	$1,121,192

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(dollars in millions, except share data)

	May 31, 2007	November 30, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Commercial paper and other short-term borrowings	$33,747	$29,092
Deposits	43,577	28,343
Financial instruments sold, not yet purchased:
U.S. government and agency securities	18,085	26,168
Other sovereign government obligations	23,586	28,961
Corporate and other debt	6,321	10,336
Corporate equities	58,491	59,399
Derivative contracts	58,919	57,491
Physical commodities	1,147	764

Total financial instruments sold, not yet purchased	166,549	183,119
Obligation to return securities received as collateral	112,236	64,588
Collateralized financings:
Securities sold under agreements to repurchase	252,710	267,566
Securities loaned	147,216	150,257
Other secured financings	43,456	45,556
Payables:
Customers	142,080	134,907
Brokers, dealers and clearing organizations	13,656	7,635
Interest and dividends	6,541	4,746
Other liabilities and accrued expenses	26,782	24,975
Long-term borrowings	171,932	144,978

	1,160,482	1,085,762

Capital Units	—	66

Commitments and contingencies
Shareholders’ equity:
Preferred stock	1,100	1,100
Common stock, $0.01 par value;
Shares authorized: 3,500,000,000 at May 31, 2007 and November 30, 2006;
Shares issued: 1,211,701,552 at May 31, 2007 and November 30, 2006;
Shares outstanding: 1,051,690,047 at May 31, 2007 and 1,048,877,006 at November 30, 2006	12	12
Paid-in capital	2,165	2,213
Retained earnings	46,256	41,422
Employee stock trust	5,808	4,315
Accumulated other comprehensive loss	(119)	(35)
Common stock held in treasury, at cost, $0.01 par value;
160,011,505 shares at May 31, 2007 and 162,824,546 shares at November 30, 2006	(9,903)	(9,348)
Common stock issued to employee trust	(5,808)	(4,315)

Total shareholders’ equity	39,511	35,364

Total liabilities and shareholders’ equity	$1,199,993	$1,121,192

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Investment banking	$1,913	$1,132	$3,140	$2,114
Principal transactions:
Trading	4,838	3,559	8,996	6,645
Investments	1,004	629	1,884	929
Commissions	1,123	994	2,128	1,914
Fees:
Asset management, distribution and administration	1,596	1,321	3,075	2,589
Merchant, cardmember and other fees, net	261	277	558	566
Servicing and securitization income	643	651	1,199	1,247
Interest and dividends	16,066	10,111	30,880	20,655
Other	290	125	535	259

Total revenues	27,734	18,799	52,395	36,918
Interest expense	16,007	9,965	29,492	19,426
Provision for consumer loan losses	204	130	399	285

Net revenues	11,523	8,704	22,504	17,207

Non-interest expenses:
Compensation and benefits	5,218	3,802	10,210	8,044
Occupancy and equipment	301	236	581	466
Brokerage, clearing and exchange fees	366	340	727	632
Information processing and communications	381	364	750	710
Marketing and business development	340	297	634	535
Professional services	626	537	1,125	970
Other	417	265	756	576

Total non-interest expenses	7,649	5,841	14,783	11,933

Income from continuing operations before losses from unconsolidated investees and income taxes	3,874	2,863	7,721	5,274
(Losses)/gains from unconsolidated investees	(21)	23	(48)	3
Provision for income taxes	1,271	1,058	2,532	1,847

Income from continuing operations	2,582	1,828	5,141	3,430
Discontinued operations:
Gain/(loss) from discontinued operations	—	21	174	(26)
Income tax (provision)/benefit	—	(8)	(61)	11

Gain/(loss) on discontinued operations	—	13	113	(15)

Net income	$2,582	$1,841	$5,254	$3,415

Preferred stock dividend requirements	$17	$—	$34	$—

Earnings applicable to common shareholders	$2,565	$1,841	$5,220	$3,415

Earnings per basic common share:
Income from continuing operations	$2.57	$1.81	$5.09	$3.37
Gain/(loss) on discontinued operations	—	0.01	0.12	(0.01)

Earnings per basic common share	$2.57	$1.82	$5.21	$3.36

Earnings per diluted common share:
Income from continuing operations	$2.45	$1.74	$4.86	$3.25
Gain/(loss) on discontinued operations	—	0.01	0.10	(0.02)

Earnings per diluted common share	$2.45	$1.75	$4.96	$3.23

Average common shares outstanding:
Basic	996,544,761	1,013,241,715	1,002,894,369	1,016,756,096

Diluted	1,045,643,087	1,054,733,745	1,051,684,753	1,056,493,761

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net income	$2,582	$1,841	$5,254	$3,415
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	97	(97)	130
Net change in cash flow hedges	3	53	11	80
Minimum pension liability adjustment	—	—	2	—

Comprehensive income	$2,590	$1,991	$5,170	$3,625

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended May 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,254	$3,415
Adjustments to reconcile net income to net cash used for operating activities:
Losses (gains) from unconsolidated investees	48	(3)
Compensation payable in common stock and options	1,266	1,215
Depreciation and amortization	254	365
Provision for consumer loan losses	399	285
Gain on sale of Quilter Holdings Ltd.	(168)	—
Aircraft-related charges	—	125
Changes in assets and liabilities:
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	(17,546)	(6,482)
Financial instruments owned, net of financial instruments sold, not yet purchased	(35,435)	(36,391)
Securities borrowed	47,418	(30,340)
Securities loaned	(3,041)	21,000
Receivables and other assets	(45,982)	(23,672)
Payables and other liabilities	16,383	24,557
Securities purchased under agreements to resell	31,736	(15,959)
Securities sold under agreements to repurchase	(15,491)	19,976

Net cash used for operating activities	(14,905)	(41,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments for) proceeds from:
Office facilities and aircraft under operating leases	(607)	1,990
Business acquisitions, net of cash acquired	(1,167)	(1,676)
Sale of Quilter Holdings Ltd.	476	—
Net principal disbursed on consumer loans	(4,697)	(4,625)
Sales of consumer loans	5,301	6,613
Purchases of securities available for sale	(7,975)	—

Net cash (used for) provided by investing activities	(8,669)	2,302

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	4,441	2,908
Derivatives financing activities	(89)	(156)
Other secured financings	(8,547)	5,264
Deposits	15,214	3,897
Tax benefits associated with stock-based awards	181	39
Net proceeds from:
Issuance of common stock	602	229
Issuance of long-term borrowings	40,395	25,693
Payments for:
Repayments of long-term borrowings	(14,160)	(10,995)
Redemption of Capital Units	(66)	—
Repurchases of common stock	(2,609)	(1,312)
Cash dividends	(608)	(581)

Net cash provided by financing activities	34,754	24,986

Net increase (decrease) in cash and cash equivalents	11,180	(14,621)
Cash and cash equivalents, at beginning of period	20,606	29,414

Cash and cash equivalents, at end of period	$31,786	$14,793

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

Asset Management provides global asset management products and services in equity, fixed income and alternative investments, which includes private equity, infrastructure funds and real estate, to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

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

On June 30, 2007, the Company completed the spin-off of Discover Financial Services (the “Discover Spin-off”). Beginning in the third quarter of fiscal 2007, Discover’s results will be included within discontinued operations for all periods presented.

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

In connection with the Company’s application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in fiscal 2006, the Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first two quarters of fiscal 2006. See Note 24 to the consolidated financial statements for the fiscal year ended November 30, 2006, included in the Company’s Current Report on Form 8-K dated April 10, 2007 (the “Form 8-K”).

All material intercompany balances and transactions have been eliminated.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 8-K. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Reclassifications.

Deferred Compensation plans.    The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning in the quarter ended February 28, 2007, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. The amount of the reclassification that was recorded within net revenues was $245 million in the quarter ended February 28, 2007 and $93 million and $187 million for the quarter and six month period ended May 31, 2006.

Investments and Loans. During the second quarter of fiscal 2007, the Company reclassified investments that are accounted for at fair value from Other assets to Financial instruments owned—Investments in the condensed consolidated statement of financial condition. Gains and losses associated with these investments are reflected in Principal transactions—investments in the condensed consolidated statements of income.

During the second quarter of fiscal 2007, the Company reclassified investments that are not accounted for at fair value (such as investments accounted for under the equity or cost method) from Other assets to Other investments. Gains and losses associated with these investments are primarily reflected in Gains (losses) from unconsolidated investees.

During the second quarter of fiscal 2007, the Company reclassified certain structured loan products and other loans that are accounted for on an accrual basis to Receivables—Other loans. Previously, these amounts were included in Financial Instruments owned—corporate and other debt, Receivables—Customers and Receivables—Fees, interest and other. In addition, certain mortgage lending products accounted for at fair value that were previously included in Consumer loans have been reclassified to Financial instruments owned—corporate and other debt.

These reclassifications were primarily made in order to enhance the presentation of financial instruments on the Company’s condensed consolidated statement of financial condition in connection with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).

Segments.    Beginning in the second quarter of fiscal 2007, the Company’s real estate investing business is included within the results of the Asset Management business segment. Previously, this business was included in the Institutional Securities business segment. Real estate advisory activities and certain passive limited partnership interests remain within Institutional Securities. Income before taxes associated with the real estate investing activities that were transferred to the Asset Management business segment was $101 million and $255 million for the quarter and six months ended May 31, 2007, and $52 million and $57 million for the quarter and six months ended May 31, 2006. In addition, activities associated with certain shareholder recordkeeping services are included within the Global Wealth Management Group business segment. Previously, these activities were included within the Asset Management business segment. These changes were made in order to reflect the manner in which these segments are currently managed.

For all of the above reclassifications, prior periods have been adjusted to conform to the current year’s presentation.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and other entities in which the Company has a controlling financial interest.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company’s U.S. and international subsidiaries include Morgan Stanley & Co. Incorporated (“MS&Co.”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley Japan Securities Co., Ltd. (“MSJS”), Morgan Stanley Investment Advisors Inc. and Discover Financial Services (formerly NOVUS Credit Services Inc.). On April 1, 2007, the Company merged Morgan Stanley DW Inc. (“MSDWI”) into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer.

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

Aircraft Leasing.    The Company’s aircraft leasing business was classified as “held for sale” prior to its sale on March 24, 2006, and associated revenues and expenses have been reported as discontinued operations for all periods presented through its sale on March 24, 2006. The results of the Company’s aircraft leasing business were formerly included in the Institutional Securities business segment.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period, generally quarterly or annually. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement.

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees, net, include revenues from fees charged to merchants on credit card sales (net of interchange fees paid to banks that issue cards on the Company’s merchant and cash access network), transaction processing fees on debit card transactions as well as charges to cardmembers for late payment fees, overlimit fees, balance transfer fees, credit protection fees and cash advance fees, net of cardmember rewards. Merchant, cardmember and other fees are recognized as earned. Cardmember rewards include various reward programs, including the Cashback Bonus® reward program, pursuant to which the Company pays certain cardmembers a percentage of their purchase amounts based upon a cardmember’s level and type of purchases. The liability for cardmember rewards, included in Other liabilities and accrued expenses, is computed on an individual cardmember basis and is accumulated as qualified cardmembers make progress toward earning a reward through their ongoing purchase activity. In determining the liability for cardmember rewards, the Company considers estimated forfeitures based on historical account closure, charge-off and transaction activity. The Company records the cost of its cardmember reward programs as a reduction of Merchant, cardmember and other fees, net.

Consumer Loans.    Consumer loans, which consist primarily of general purpose credit card and consumer installment loans, are generally reported at their principal amounts outstanding less applicable allowances.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Financial Instruments.    The Company’s financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As a result of the Company’s adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), on December 1, 2006, the Company elected the fair value option for certain instruments. Such instruments included loans and other financial instruments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, or that are not held by investment companies as defined in the AICPA Audit and Accounting Guide, Investment Companies. A substantial portion of these positions, as well as the financial instruments included within Other secured financings, had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Changes in the fair value of these positions are included within Principal transactions—trading revenues in the Company’s condensed consolidated statements of income.

Financial Instruments Used for Trading.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions—trading revenues in the condensed consolidated statements of income. Interest income and expense and dividend income are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions.

The fair value of the Company’s financial instruments are generally based on or derived from bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased.

A substantial percentage of the fair value of the Company’s financial instruments used for trading is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Activities.    Substantially all equity and debt investments purchased in connection with private equity and other investment activities are recorded at fair value and are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition, and gains and losses are primarily reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition and are recorded based upon changes in the fair value of the underlying partnership’s net assets.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair Value Hedges—Interest Rate Risk.

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

Previously, the Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate borrowings, including both certificates of deposit and senior long-term borrowings. For these hedges, the Company ensured that the terms of the hedging instruments and hedged items matched and other accounting criteria were met so that the hedges were assumed to have no ineffectiveness (i.e., the Company applied the “shortcut” method of hedge accounting). The Company also used interest rate swaps as fair value hedges of the benchmark interest rate risk of host contracts of equity-linked notes that contained embedded derivatives. For these hedging relationships, regression analysis was used for the prospective and retrospective assessments of hedge effectiveness.

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

Fair Value Hedges—Credit Risk.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Securities Available for Sale.    In the second quarter of fiscal 2007, the Company purchased certain debt securities that have been classified as “securities available for sale”. Securities available for sale are reported at fair value within Other Investments in the condensed consolidated statement of financial condition with unrealized gains and losses reported in Other Comprehensive Income (net of tax). Realized gains and losses on securities available for sale are reported in earnings (see Note 19).

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

Consolidated Statements of Cash Flows.    For purposes of these statements, cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less. In connection with business acquisitions, the Company assumed liabilities of $7,679 million and $30 million in the six months ended May 31, 2007 and May 31, 2006, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.	Goodwill and Net Intangible Assets.

During the first quarter of fiscal 2007, the Company completed the annual goodwill impairment test (as of December 1 in each fiscal year). The Company’s testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the six month period ended May 31, 2007 were as follows:

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Goodwill:
Balance as of November 30, 2006	$701	$589	$968	$534	$2,792
Translation adjustments	—	7	—	2	9
Goodwill acquired during the period and other(1)	348	3	88	—	439
Goodwill disposed during the period(2)	(8)	(255)	—	—	(263)

Balance as of May 31, 2007	$1,041	$344	$1,056	$536	$2,977

	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
Intangible assets(3):
Balance as of November 30, 2006	$447	$—	$3	$201	$651
Intangible assets acquired during the period and other(1)	356	—	224	5	585
Intangible assets disposed during the period	(39)	—	—	—	(39)
Amortization expense	(30)	—	(6)	(6)	(42)

Balance as of May 31, 2007	$734	$—	$221	$200	$1,155

(1)	Institutional Securities activity primarily represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of Saxon Capital, Inc. and CityMortgage Bank. Asset Management activity represents goodwill and intangible assets acquired in connection with the Company’s acquisitions of FrontPoint Partners and Brookville Capital Management (see Note 16).
(2)	Activity primarily represents goodwill disposed in connection with the Company’s sale of Quilter (see Note 15).
(3)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation. See Note 3 for further information on the Company’s mortgage servicing rights.

3.	Collateralized and Securitization Transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	At May 31, 2007	At November 30, 2006
	(dollars in millions)
Financial instruments owned:
U.S. government and agency securities	$9,863	$12,111
Other sovereign government obligations	1,126	893
Corporate and other debt	61,399	44,237
Corporate equities	1,928	6,662

Total	$74,316	$63,903

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company also engages in securities financing transactions for customers through margin lending. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, and customer margin loans. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. At May 31, 2007 and November 30, 2006, the fair value of securities received as collateral where the Company is permitted to sell or repledge the securities was $1,022 billion and $942 billion, respectively, and the fair value of the portion that has been sold or repledged was $837 billion and $780 billion, respectively.

The Company additionally receives securities as collateral in connection with certain securities for securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statement of financial condition. At May 31, 2007 and November 30, 2006, $112,236 million and $64,588 million, respectively, were reported as Securities received as collateral and an Obligation to return securities received as collateral in the condensed consolidated statements of financial condition. Collateral received in connection with these transactions that was subsequently repledged was approximately $82 billion and $45 billion at May 31, 2007 and November 30, 2006, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In connection with its Institutional Securities business, the Company engages in securitization activities related to residential and commercial mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, and other types of financial assets. These assets are carried at fair value, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by securitization vehicles. Underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income. Retained interests in securitized financial assets associated with the Institutional Securities business were approximately $5.0 billion at May 31, 2007, the majority of which were related to residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Net gains at the time of securitization were not material in the six month period ended May 31, 2007. The assumptions that the Company used to determine the fair value of its retained interests at the time of securitization related to those transactions that occurred during the quarter and six month period ended May 31, 2007 were not materially different from the assumptions included in the table below.

The following table presents information on the Company’s residential mortgage loan, U.S. agency collateralized mortgage obligation and commercial mortgage loan securitization transactions. Key economic assumptions and the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes in those assumptions at May 31, 2007 were as follows (dollars in millions):

	Residential Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations		Commercial Mortgage Loans
Retained interests (carrying amount/fair value)	$3,247	$863		$727
Weighted average life (in months)	41	74		83
Credit losses (rate per annum)	0.00-5.75%	—		0.00-11.20%
Impact on fair value of 10% adverse change	$(217)	$—		$(5)
Impact on fair value of 20% adverse change	$(409)	$—		$(10)
Weighted average discount rate (rate per annum)	10.44%	5.69%		7.22%
Impact on fair value of 10% adverse change	$(72)	$(22)		$(21)
Impact on fair value of 20% adverse change	$(139)	$(43)		$(43)
Prepayment speed assumption(1)(2)	162-7500PSA	138-385	PSA	—
Impact on fair value of 10% adverse change	$(188)	$(3)		$—
Impact on fair value of 20% adverse change	$(273)	$(6)		$—

(1)	Amounts for residential mortgage loans exclude positive valuation effects from immediate 10% and 20% changes.
(2)	Commercial mortgage loans typically contain provisions that either prohibit or economically penalize the borrower from prepaying the loan for a specified period of time.

The table above does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge risks inherent in its retained interests. In addition, the sensitivity analysis is hypothetical and should be

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In connection with its Institutional Securities business, during the six month periods ended May 31, 2007 and 2006, the Company received proceeds from new securitization transactions of $33.7 billion and $31.0 billion, respectively, and cash flows from retained interests in securitization transactions of $3.2 billion and $2.8 billion, respectively.

Mortgage Servicing Rights.    In connection with its Institutional Securities business, the Company may retain servicing rights to certain mortgage loans that are sold through its securitization activities. These transactions create an asset referred to as mortgage servicing rights (“MSRs”), which are included within Intangible assets in the condensed consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents information about the Company’s MSRs, which relate to its mortgage loan business activities (dollars in millions):

	Three Months Ended May 31, 2007	Six Months Ended May 31, 2007
	(dollars in millions)
Fair value as of the beginning of the period	$287	$93
Additions:
Purchases of servicing assets(1)	81	268
Servicing assets that result from transfers of financial assets	87	137

Total Additions	168	405
Subtractions:
Sales/Disposals	(91)	(109)
Changes in fair value(2)	(26)	(51)

Fair value as of the end of the period	$338	$338

Amount of contractually specified(2):
Servicing fees	$38	$76
Late fees	6	12
Ancillary fees	—	1

	$44	$89

(1)	Includes MSRs obtained in connection with the Company’s acquisition of Saxon Capital, Inc. (see Note 16).
(2)	These amounts are recorded within Servicing and securitization income in the Company’s condensed consolidated statements of income.

Assumptions Used in Measuring Fair Value:
Weighted average discount rate	16.97%
Weighted average prepayment speed assumption	714 PSA

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Consumer Loans.

Consumer loans were as follows:

	At May 31, 2007	At November 30, 2006(1)
	(dollars in millions)
General purpose credit card and consumer installment	$22,701	$23,746
Less:
Allowance for consumer loan losses	784	831

Consumer loans, net	$21,917	$22,915

Activity in the allowance for consumer loan losses was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Balance at beginning of period	$790	$785	$831	$838
Additions:
Provision for consumer loan losses	204	130	399	285
Purchase of consumer loans(2)	—	9	—	53
Deductions:
Charge-offs	(256)	(192)	(539)	(492)
Recoveries	47	42	94	89

Net charge-offs	(209)	(150)	(445)	(403)
Translation adjustments and other	(1)	2	(1)	3

Balance at end of period	$784	$776	$784	$776

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(2)	Amount relates to the Company’s acquisition of Goldfish and other acquisitions.

Information on net charge-offs of interest and cardmember fees was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Interest accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction of Interest revenue)	$50	$44	$104	$82

Cardmember fees accrued on general purpose credit card loans subsequently charged off, net of recoveries (recorded as a reduction to Merchant, cardmember and other fee revenue)	$21	$23	$44	$45

At May 31, 2007, the Company had commitments to extend credit for consumer loans of approximately $269 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. As a result of the completion of the Discover Spin-off, the Company will no longer have these commitments.

At May 31, 2007 and November 30, 2006, $504 million and $1,056 million, respectively, of the Company’s consumer loans were classified as held for sale.

The Company received net proceeds from consumer loan sales of $3,722 million and $5,301 million in the quarter and six month period ended May 31, 2007 and $6,613 million in the six month period ended May 31, 2006.

Credit Card Securitization Activities.    The Company’s retained interests in credit card asset securitizations include undivided seller’s interests, accrued interest receivable on securitized credit card receivables, cash collateral accounts, rights to any excess cash flows (“Residual Interests”) remaining after payments to investors in the securitization trusts of their contractual rate of return and reimbursement of credit losses, and other retained interests. The undivided seller’s interests less an applicable allowance for loan losses is recorded in Consumer loans. The Company’s undivided seller’s interests rank pari passu with investors’ interests in the securitization trusts, and the remaining retained interests are subordinate to investors’ interests. Accrued interest receivable and certain other subordinated retained interests are recorded in Other assets at amounts that approximate fair value. The Company receives annual servicing fees based on a percentage of the investor principal balance outstanding. The Company does not recognize servicing assets or servicing liabilities for servicing rights as the servicing contracts provide just adequate compensation, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to the Company for performing the servicing. Residual Interests and cash collateral accounts are recorded in Other assets and reflected at fair value with changes in fair value recorded currently in earnings. At May 31, 2007, the Company had $14,855 million of retained interests, including $11,165 million of undivided seller’s interests (included within Consumer loans), in credit card asset securitizations. The retained interests are subject to credit, payment and interest rate risks on the transferred credit card assets. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of cardmembers to pay when due.

During the six month periods ended May 31, 2007 and 2006, the Company completed credit card asset securitizations of $5.3 billion and $6.6 billion, respectively, and recognized net securitization gains of $32 million and $156 million, respectively, as servicing and securitization income in the condensed consolidated statements of income. The amount for the six month period ended May 31, 2006 includes an increase in the fair value of the Company’s retained interests in securitized receivables primarily resulting from a favorable impact on charge-offs following the enactment of federal bankruptcy legislation that became effective in October 2005. Securitized general purpose credit card loans were $28.7 billion and $26.7 billion at May 31, 2007 and November 30, 2006, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Key economic assumptions used in measuring the Residual Interests at the date of securitization resulting from credit card asset securitizations completed during the six month periods ended May 31, 2007 and 2006 were as follows:

	Six Months Ended May 31,
	2007	2006
Weighted average life (in months)	4.7 – 5.0	3.7 – 4.7
Payment rate (rate per month)	20.06 – 20.92%	19.69 – 21.34%
Credit losses (rate per annum)	4.23 –4.38%	4.72 – 5.23%
Discount rate (rate per annum)	11.00%	11.00%

Key economic assumptions and the sensitivity of the current fair value of the Residual Interests to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

At May 31, 2007
Residual Interests (carrying amount/fair value)	$373
Weighted average life (in months)	4.6
Weighted average payment rate (rate per month)	20.06%
Impact on fair value of 10% adverse change	$(29)
Impact on fair value of 20% adverse change	$(53)
Weighted average credit losses (rate per annum)	4.23%
Impact on fair value of 10% adverse change	$(40)
Impact on fair value of 20% adverse change	$(80)
Weighted average discount rate (rate per annum)	11.00%
Impact on fair value of 10% adverse change	$(2)
Impact on fair value of 20% adverse change	$(3)

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

The table below summarizes certain cash flows received from the securitization master trusts (dollars in billions):

	Six Months Ended May 31,
	2007	2006
Proceeds from new credit card asset securitizations	$5.3	$6.6
Proceeds from collections reinvested in previous credit card asset securitizations	$31.5	$29.6
Contractual servicing fees received	$0.3	$0.3
Cash flows received from retained interests	$1.1	$1.1

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents quantitative information about delinquencies, net principal credit losses and components of managed general purpose credit card loans, including securitized loans (dollars in millions):

	At May 31, 2007		Six Months Ended May 31, 2007
	Loans Outstanding	Loans Delinquent	Average Loans	Net Principal Credit Losses
Managed general purpose credit card loans	$51,265	$1,602	$51,000	$1,057
Less: Securitized general purpose credit card loans	28,717

Owned general purpose credit card loans	$22,548

5.	Long-Term Borrowings and Capital Units.

Long-term Borrowings.    Long-term borrowings at May 31, 2007 scheduled to mature within one year aggregated $24,193 million.

During the six month period ended May 31, 2007, the Company issued senior notes with a carrying value at quarter end aggregating $41,123 million, including non-U.S. dollar currency notes aggregating $18,630 million. Maturities in the aggregate of these notes by fiscal year are as follows: 2007, $256 million; 2008, $3,311 million; 2009, $4,275 million; 2010, $6,247 million; 2011, $1,249 million; and thereafter, $25,785 million. In the six month period ended May 31, 2007, $14,160 million of senior notes were repaid.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at May 31, 2007.

Capital Units.    The Company redeemed all $66 million of the outstanding Capital Units on February 28, 2007.

6.	Shareholders’ Equity.

Regulatory Requirements.    On April 1, 2007, the Company merged MSDWI into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Company’s principal U.S. broker-dealer. MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, subject to the minimum net capital requirements of the Securities and Exchange Commission (the “SEC”), the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission. MS&Co. has consistently operated in excess of these requirements. MS&Co.’s net capital totaled $5,120 million at May 31, 2007, which exceeded the amount required by $3,300 million. MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Authority, and MSJS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSJS consistently operated in excess of their respective regulatory capital requirements.

Under regulatory capital requirements adopted by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, FDIC-insured financial institutions must maintain (a) 3% to 5% of Tier 1 capital, as defined, to average assets (“leverage ratio”), (b) 4% of Tier 1 capital, as defined, to risk-weighted assets (“Tier 1 risk-weighted capital ratio”) and (c) 8% of total capital, as defined, to risk-weighted assets (“total risk-weighted capital ratio”). At May 31, 2007, the leverage ratio, Tier 1 risk-weighted capital ratio and total risk-weighted capital ratio of each of the Company’s FDIC-insured financial institutions exceeded these regulatory minimums.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 31, 2007, the Company was in compliance with the CSE capital requirements.

MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 31, 2007, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Treasury Shares.    During the six month period ended May 31, 2007, the Company purchased approximately $2.6 billion of its common stock through open market purchases at an average cost of $79.57 per share. During the six month period ended May 31, 2006, the Company purchased approximately $1.3 billion of its common stock through open market purchases at an average cost of $59.47 per share.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Earnings per Common Share.

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Basic EPS:
Income from continuing operations	$2,582	$1,828	$5,141	$3,430
Gain/(loss) on discontinued operations	—	13	113	(15)
Preferred stock dividend requirements	(17)	—	(34)	—

Net income applicable to common shareholders	$2,565	$1,841	$5,220	$3,415

Weighted average common shares outstanding	997	1,013	1,003	1,017

Earnings per basic common share:
Income from continuing operations	$2.57	$1.81	$5.09	$3.37
Gain/(loss) on discontinued operations	—	0.01	0.12	(0.01)

Earnings per basic common share	$2.57	$1.82	$5.21	$3.36

Diluted EPS:
Net income applicable to common shareholders	$2,565	$1,841	$5,220	$3,415

Weighted average common shares outstanding	997	1,013	1,003	1,017
Effect of dilutive securities:
Stock options and restricted stock units	49	42	49	39

Weighted average common shares outstanding and common stock equivalents	1,046	1,055	1,052	1,056

Earnings per diluted common share:
Income from continuing operations	$2.45	$1.74	$4.86	$3.25
Gain/(loss) on discontinued operations	—	0.01	0.10	(0.02)

Earnings per diluted common share	$2.45	$1.75	$4.96	$3.23

The following securities were considered antidilutive and therefore were excluded from the computation of diluted EPS:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(shares in millions)
Number of antidilutive securities (including stock options and restricted stock units) outstanding at end of period	17	40	18	42

Cash dividends declared per common share were $0.27 and $0.54 for the quarter and six month periods ended May 31, 2007 and 2006, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.	Commitments and Contingencies.

Letters of Credit and Other Financial Guarantees.    At May 31, 2007 and November 30, 2006, the Company had approximately $11.9 billion and $5.8 billion, respectively, of letters of credit and other financial guarantees outstanding to satisfy various collateral requirements.

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

The aggregate amount of the investment grade and non-investment grade lending commitments are shown below:

	At May 31, 2007	At November 30, 2006
	(dollars in millions)
Investment grade corporate lending commitments	$45,328	$37,030
Non-investment grade corporate lending commitments	34,760	19,351

Total	$80,088	$56,381

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

The Company has commitments to fund other less liquid investments, including, at May 31, 2007, $916 million in connection with investment activities, $1,062 million related to forward purchase contracts involving mortgage loans, $628 million related to mortgage loan originations and $1,162 million related to commercial loan commitments to small businesses and commitments related to securities-based lending activities. As of May 31, 2007, the Company also had commitments of $16,992 million related to secured lending transactions. Additionally, the Company has provided and will continue to provide financing, including margin lending and other extensions of credit, to clients that may subject the Company to increased credit and liquidity risks.

At May 31, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $118 billion and $77 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On June 27, 2005, the Company filed a notice of appeal with the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) and posted a supersedeas bond, which automatically stayed execution of the judgment pending appeal. Included in cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements in the condensed consolidated statement of financial condition at May 31, 2007 is $1,845 million of money market deposits that have been pledged to obtain the supersedeas bond. The Company filed its initial brief in support of its appeal on December 7, 2005, and, on June 28, 2006, the Court of Appeal heard oral argument. The Company’s appeal sought to reverse the judgment of the trial court on several grounds and asked that the case be remanded for entry of a judgment in favor of the Company or, in the alternative, for a new trial.

On March 21, 2007, the Court of Appeal issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the case to the trial court for entry of a judgment for the Company. On June 4, 2007, the Court of Appeal’s March 21, 2007 opinion became final when the Court of Appeal issued an

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

order denying CPH’s motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court. On June 11, 2007, the trial court issued an order cancelling the supersedeas bond that the Company had posted. On July 2, 2007 CPH filed a petition with the Florida Supreme Court asking that court to review the Court of Appeal’s decision. The Company is maintaining a reserve for the Coleman litigation. The reserve is presently $360 million, which the Company believes to be a reasonable estimate, under SFAS No. 5, of the low end of the range of its probable exposure in the event the Court of Appeal’s March 21, 2007 opinion is reversed or modified as a result of further appellate proceedings and the case remanded for a new trial. If the trial court’s compensatory and/or punitive awards are ultimately upheld on appeal, in whole or in part, the Company may incur an additional expense equal to the difference between the amount affirmed on appeal (and post-judgment interest thereon) and the amount of the reserve. While the Company cannot predict with certainty the amount of such additional expense, such additional expense could have a material adverse effect on the condensed consolidated financial condition of the Company and/or the Company’s or Institutional Securities’ operating results and cash flows for a particular future period, and the upper end of the range could exceed $1.4 billion.

Income Taxes.    For information on contingencies associated with income tax examinations, see Note 17.

9.	Derivative Contracts.

In the normal course of business, the Company enters into a variety of derivative contracts related to financial instruments and commodities. The Company uses these instruments for trading and investment purposes, as well as for asset and liability management. These instruments generally represent future commitments to swap interest payment streams, exchange currencies, or purchase or sell commodities and other financial instruments on specific terms at specified future dates. Many of these products have maturities that do not extend beyond one year, although swaps, options and equity warrants typically have longer maturities. For further discussion of these matters, refer to Note 11 to the consolidated financial statements for the fiscal year ended November 30, 2006, included in the Form 8-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s derivatives (both listed and OTC), net of cash collateral, at May 31, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$21,565	$13,564	$19,444	$15,688
Foreign exchange forward contracts and options	5,974	7,420	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	17,134	26,772	16,705	23,155
Commodity forwards, options and swaps	11,788	11,163	11,969	10,923

Total	$56,461	$58,919	$55,443	$57,491

10.	Segment Information.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Selected financial information for the Company’s segments is presented below:

Three Months Ended May 31, 2007	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Net revenues excluding net interest	$7,865	$1,483	$1,517	$667	$(68)	$11,464
Net interest	(472)	159	(8)	368	12	59

Net revenues	$7,393	$1,642	$1,509	$1,035	$(56)	$11,523

Income from continuing operations before losses from unconsolidated investees and income taxes	$2,965	$269	$306	$333	$1	$3,874
Losses from unconsolidated investees	(20)	—	—	(1)	—	(21)
Provision for income taxes	937	104	107	123	—	1,271

Income from continuing operations(2)	$2,008	$165	$199	$209	$1	$2,582

Three Months Ended May 31, 2006	Institutional Securities(1)	Global Wealth Management Group(1)	Asset Management(1)	Discover	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$5,674	$1,271	$896	$803	$(86)	$8,558
Net interest	(369)	129	2	388	(4)	146

Net revenues	$5,305	$1,400	$898	$1,191	$(90)	$8,704

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes	$1,910	$161	$264	$541	$(13)	$2,863
Gains from unconsolidated investees	23	—	—	—	—	23
Provision for income taxes	703	54	103	203	(5)	1,058

Income from continuing operations(2)	$1,230	$107	$161	$338	$(8)	$1,828

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Six Months Ended May 31, 2007	Institutional Securities(1)	Global Wealth Management Group(1)	Asset Management(1)	Discover	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$14,195	$2,858	$2,888	$1,299	$(124)	$21,116
Net interest	322	295	(11)	761	21	1,388

Net revenues	$14,517	$3,153	$2,877	$2,060	$(103)	$22,504

Income from continuing operations before losses from unconsolidated investees and income taxes	$5,825	$498	$687	$705	$6	$7,721
Losses from unconsolidated investees	(46)	—	—	(2)	—	(48)
Provision for income taxes	1,821	192	256	261	2	2,532

Income from continuing operations(2)	$3,958	$306	$431	$442	$4	$5,141

Six Months Ended May 31, 2006	Institutional Securities(1)	Global Wealth Management Group(1)	Asset Management(1)	Discover	Intersegment Eliminations(1)	Total
	(dollars in millions)
Net revenues excluding net interest	$10,485	$2,472	$1,632	$1,537	$(148)	$15,978
Net interest	257	217	3	743	9	1,229

Net revenues	$10,742	$2,689	$1,635	$2,280	$(139)	$17,207

Income from continuing operations before gains (losses) from unconsolidated investees and income taxes	$3,631	$185	$432	$1,020	$6	$5,274
Gains (losses) from unconsolidated investees	4	—	—	(1)	—	3
Provision for income taxes	1,231	63	170	381	2	1,847

Income from continuing operations(2)	$2,404	$122	$262	$638	$4	$3,430

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Net Interest	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Intersegment Eliminations	Total
	(dollars in millions)
Three Months Ended May 31, 2007
Interest and dividends	$15,132	$298	$29	$704	$(97)	$16,066
Interest expense	15,604	139	37	336	(109)	16,007

Net interest	$(472)	$159	$(8)	$368	$12	$59

Three Months Ended May 31, 2006
Interest and dividends	$9,318	$243	$10	$608	$(68)	$10,111
Interest expense	9,687	114	8	220	(64)	9,965

Net interest	$(369)	$129	$2	$388	$(4)	$146

Six Months Ended May 31, 2007
Interest and dividends	$29,092	$572	$43	$1,384	$(211)	$30,880
Interest expense	28,770	277	54	623	(232)	29,492

Net interest	$322	$295	$(11)	$761	$21	$1,388

Six Months Ended May 31, 2006
Interest and dividends	$19,106	$446	$16	$1,194	$(107)	$20,655
Interest expense	18,849	229	13	451	(116)	19,426

Net interest	$257	$217	$3	$743	$9	$1,229

Total Assets(1)(3)	Institutional Securities	Global Wealth Management Group	Asset Management	Discover	Total
	(dollars in millions)
At May 31, 2007	$1,131,931	$21,683	$10,712	$35,667	$1,199,993

At November 30, 2006	$1,064,155	$21,232	$6,908	$28,897	$1,121,192

(1)	Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation.
(2)	See Note 15 for a discussion of discontinued operations.
(3)	Corporate assets have been fully allocated to the Company’s business segments.

11.	Variable Interest Entities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

At May 31, 2007, in connection with its Institutional Securities business, the aggregate size of VIEs, including financial asset-backed securitization, mortgage-backed securitization, collateralized debt obligation, credit-linked note, structured note, municipal bond trust, loan issuing, commodities monetization, equity-linked note, equity fund and exchangeable trust entities, for which the Company was the primary beneficiary of the entities was approximately $51.4 billion, which is the carrying amount of the consolidated assets recorded as Financial instruments owned that are collateral for the entities’ obligations. The nature and purpose of these entities that the Company consolidated were to issue a series of notes to investors that provides the investors a return based on the holdings of the entities. These transactions were executed to facilitate client investment objectives. The structured note, equity-linked note, equity fund, certain credit-linked note, certain collateralized debt obligation, certain mortgage-backed securitization, certain financial asset-backed securitization and municipal bond transactions also were executed as a means of selling financial assets. The Company consolidates those entities where it holds either the entire class or a majority of the class of subordinated notes or entered into a derivative instrument with the VIE, which bears the majority of the expected losses or receives a majority of the expected residual returns of the entities. The Company accounts for the assets held by the entities as Financial instruments owned and the liabilities of the entities as Other secured financings.

At May 31, 2007, also in connection with its Institutional Securities business, the aggregate size of the entities for which the Company holds significant variable interests, which consist of subordinated and other classes of beneficial interests, derivative instruments, limited partnership investments and secondary guarantees, was approximately $39.6 billion. The Company’s variable interests associated with these entities, primarily credit-linked note, structured note, loan and bond issuing, collateralized debt, loan and bond obligation, financial asset-backed securitization, mortgage-backed securitization and tax credit limited liability entities, including investments in affordable housing tax credit funds and underlying synthetic fuel production plants, were approximately $21.7 billion consisting primarily of senior beneficial interests, which represent the Company’s maximum exposure to loss at May 31, 2007. The Company may hedge the risks inherent in its variable interest holdings, thereby reducing its exposure to loss. The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company utilizes to hedge these risks.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The table below summarizes certain information regarding these guarantees at May 31, 2007:

	Maximum Potential Payout/Notional					Carrying Amount	Collateral/ Recourse
	Years to Maturity				Total
Type of Guarantee	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Notional amount of derivative contracts	$1,296,379	$707,774	$1,469,581	$1,655,880	$5,129,614	$27,591	$121
Standby letters of credit and other financial guarantees	1,466	585	552	3,993	6,596	34	1,883
Market value guarantees	17	192	—	621	830	43	124
Liquidity facilities	1,368	275	—	98	1,741	—	—

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

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. The maximum potential amount of future payments that the Company could be required to make under these provisions at May 31, 2007 and November 30, 2006 was $419 million and $320 million, respectively. As of May 31, 2007 and November 30, 2006, the Company’s accrued liability for distributions that the Company has determined is probable it will be required to refund based on the applicable refund criteria specified in the various partnership agreements was $18 million and $25 million, respectively.

Securitized Asset Guarantees.    As part of the Company’s Institutional Securities and Discover securitization activities, the Company provides representations and warranties that certain securitized assets conform to specified guidelines. The Company may be required to repurchase such assets or indemnify the purchaser against losses if the assets do not meet certain conforming guidelines. Due diligence is performed by the Company to ensure that asset guideline qualifications are met, and, to the extent the Company has acquired such assets to be securitized from other parties, the Company seeks to obtain its own representations and warranties regarding the assets. The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of all assets subject to such securitization activities. Also, in connection with originations of residential mortgage loans under the Company’s FlexSource® program, the Company may permit borrowers to pledge marketable securities as collateral instead of requiring cash down payments for the purchase of the underlying residential property. Upon sale of the residential mortgage loans, the Company may provide a surety bond that reimburses the purchasers for shortfalls in the borrowers’ securities accounts up to certain limits if the collateral maintained in the securities accounts (along with the associated real estate collateral) is insufficient to cover losses that purchasers experience as a result of defaults by borrowers on the underlying residential mortgage loans. The Company requires the borrowers to meet daily collateral calls to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

ensure the marketable securities pledged in lieu of a cash down payment are sufficient. At May 31, 2007 and November 30, 2006, the maximum potential amount of future payments the Company may be required to make under its surety bond was $112 million and $121 million, respectively. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these representations and warranties and reimbursement agreements and believes that the probability of any payments under these arrangements is remote.

Merchant Chargeback Guarantees.    In connection with its Discover business segment, the Company issues credit cards in the U.S. and U.K. and owns and operates the Discover Network in the U.S. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardmember and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardmember’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its cardmember’s account. Discover Network will then charge back the transaction to the merchant or merchant acquirer. If the Discover Network is unable to collect the amount from the merchant or merchant acquirer, it will bear the loss for the amount credited or refunded to the cardmember. In most instances, a payment requirement by the Discover Network is unlikely to arise because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion. However, where the product or service is not provided until some later date following the purchase, the likelihood of payment by the Discover Network increases. Similarly, the Company is also contingently liable for the resolution of cardmember disputes associated with its general purpose credit cards issued by its U.K. chartered bank on the MasterCard and Visa networks. The maximum potential amount of future payments related to these contingent liabilities is estimated to be the portion of the total Discover Network sales transaction volume processed to date as well as the total U.K. cardmember sales transaction volume occurring within the past six years for which timely and valid disputes may be raised under applicable law, and relevant issuer and cardmember agreements. The Company believes, however, that this amount is not representative of the Company’s actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.

The table below summarizes certain information regarding merchant chargeback guarantees during the quarters and six month periods ended May 31, 2007 and 2006:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Losses related to merchant chargebacks (dollars in millions)	$2.0	$1.4	$3.9	$1.9
Aggregate credit card sales volume (dollars in billions)	26.1	24.8	52.2	48.0

The amount of the liability related to the Company’s credit cardmember merchant guarantee was not material at May 31, 2007. The Company mitigates this risk by withholding settlement from merchants or obtaining escrow deposits from certain merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. The table below provides information regarding the settlement withholdings and escrow deposits:

	At May 31, 2007	At November 30, 2006
	(dollars in millions)
Settlement withholdings and escrow deposits	$60.7	$54.7

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

The Company invests in unconsolidated investees that own synthetic fuel production plants and in certain structured transactions not integral to the operations of the Company. The Company accounts for these investments under the equity method of accounting.

(Losses) gains from these investments were $(21) million and $(48) million for the quarter and six month period ended May 31, 2007, respectively, compared with $23 million and $3 million for the quarter and six month period ended May 31, 2006, respectively.

Synthetic Fuel Production Plants.    The Company’s share of the operating losses generated by these investments is recorded within Losses (gains) from unconsolidated investees, and the tax credits and the tax benefits associated with these operating losses are recorded within the Provision for income taxes.

The table below provides information regarding the losses from unconsolidated investees, tax credits and tax benefits on the losses:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Losses from unconsolidated investees	$58	$103	$102	$172
Tax credits	66	—	123	74
Tax benefits on losses	23	40	39	67

Under the current tax law, synthetic fuels tax credits are granted under Section 45K of the Internal Revenue Code. Synthetic fuels tax credits are available in full only when the price of oil is less than a base price specified by the tax code, as adjusted for inflation (“Base Price”). The Base Price for each calendar year is determined by the Secretary of the Treasury by April 1 of the following year. If the annual average price of a barrel of oil in 2007 or future years exceeds the applicable Base Price, the synthetic fuels tax credits generated by the Company’s synthetic fuel facilities will be phased out, on a ratable basis, over the phase-out range. Based on fiscal year to date and futures prices at May 31, 2007, the Company estimates that there will be a partial phase-out of tax credits earned in fiscal 2007. The impact of this partial phase-out is included within Losses from unconsolidated investees and the Provision for income taxes for the quarter and six months ended May 31, 2007.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company has entered into derivative contracts designed to reduce its exposure to rising oil prices and the potential phase-out of the synthetic fuels tax credits. Changes in fair value relative to these derivative contracts are included within Principal transactions—trading revenues.

Structured Transactions.    Gains from unconsolidated investees associated with investments in certain structured investments were $37 million and $54 million for the quarter and six month period ended May 31, 2007, respectively, compared with $126 million and $175 million for the quarter and six month period ended May 31, 2006, respectively.

14.	Employee Benefit Plans.

The Company maintains various pension and benefit plans for eligible employees.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Service cost, benefits earned during the period	$34	$35	$68	$70
Interest cost on projected benefit obligation	38	37	76	74
Expected return on plan assets	(35)	(34)	(71)	(68)
Net amortization and other	7	12	16	24

Net periodic benefit expense	$44	$50	$89	$100

15.	Discontinued Operations.

Quilter.    On February 28, 2007, the Company sold Quilter, its standalone U.K. mass affluent business. The results of Quilter are included within discontinued operations for all periods presented. The results for discontinued operations in the quarter ended February 28, 2007 also included a pre-tax gain of $168 million ($109 million after-tax) on disposition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summarized financial information for the Company’s discontinued operations:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Pre-tax gain/(loss) on discontinued operations
Quilter	$—	$7	$174	$16
Aircraft leasing	—	14	—	(42)

	$—	$21	$174	$(26)

16.	Business and Other Acquisitions.

JM Financial.    On February 22, 2007, the Company announced that it would dissolve its India joint venture with JM Financial. The Company has reached an agreement in principle to purchase the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and selling the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM Financial.

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

(UNAUDITED)

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The levels of the fair value hierarchy are described below:

•

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations.

•

Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Financial assets and liabilities utilizing Level 2 inputs include restricted stock, infrequently-traded corporate and municipal bonds, most over-the-counter derivatives and certain mortgage loans.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

include real estate funds, private equity investments, certain commercial mortgage whole loans and complex derivatives, including certain foreign exchange options and long dated options on gas and power.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of May 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of May 31, 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of May 31, 2007
	(dollars in millions)
Assets
Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements	$19,996	$—	$—	$—	$19,996
Financial instruments owned:
U.S. government and agency securities	14,507	20,628	63	—	35,198
Other sovereign government obligations	22,510	6,230	24	—	28,764
Corporate and other debt	674	131,813	35,264	—	167,751
Corporate equities	96,544	1,680	1,504	—	99,728
Derivative contracts	5,297	382,745	17,364	(348,945)	56,461
Investments	347	619	9,084	—	10,050
Physical commodities	—	3,165	—	—	3,165

Total financial instruments owned	139,879	546,880	63,303	(348,945)	401,117
Other investments(1)	—	7,975	—	—	7,975
Net intangible assets(2)	—	338	—	—	338
Other assets	—	—	2,446	—	2,446
Liabilities
Commercial paper and other short-term borrowings	$—	$2,684	$—	$—	$2,684
Deposits	—	5,304	—	—	5,304
Financial instruments sold, not yet purchased:
U.S. government and agency securities	17,296	789	—	—	18,085
Other sovereign government obligations	17,079	6,507	—	—	23,586
Corporate and other debt	58	6,174	89	—	6,321
Corporate equities	58,406	22	63	—	58,491
Derivative contracts	8,272	379,064	15,446	(343,863)	58,919
Physical commodities	—	1,147	—	—	1,147

Total financial instruments sold, not yet purchased	101,111	393,703	15,598	(343,863)	166,549

Other secured financings	—	35,108	8,348	—	43,456
Long-term borrowings	—	20,097	446	—	20,543

(1)	Amount represents securities available for sale (see Note 19).
(2)	Amount represents MSRs accounted for at fair value (see Note 3).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months ended May 31, 2007

	Beginning Balance	Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
		Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$2	$(10)	$—	$—	$(10)	$79	$(8)	$63
Other sovereign government obligations	162	10	—	—	10	654	(802)	24
Corporate and other debt(1)	33,941	(1,217)	—	—	(1,217)	2,546	(6)	35,264
Corporate equities	1,040	125	—	—	125	358	(19)	1,504
Net derivative contracts(1)(2)	30	1,808	—	—	1,808	(219)	299	1,918
Investments(3)	4,429	—	1,179	11	1,190	3,585	(120)	9,084
Other assets	2,154	—	—	32	32	260	—	2,446
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	185	(103)	—	—	(103)	(386)	187	89
Corporate equities	9	(10)	—	—	(10)	39	5	63
Other secured financings	4,724	—	—	—	—	3,624	—	8,348
Long-term borrowings	464	(104)	—	—	(104)	(122)	—	446

(1)	The net gains from Net derivative contracts and net losses from Corporate and other debt resulted from market movements primarily associated with credit products and various credit linked instruments, respectively. Such results are only a component of the overall trading strategies of the credit products business, and do not take into consideration any related financial instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.
(2)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.
(3)	The net gains from Financial instruments owned—investments were primarily related to investments associated with the Company’s real estate products and private equity portfolio.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents total realized and unrealized gains (losses) included in income for the quarter ended May 31, 2007 for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Total Realized and Unrealized Gains or (Losses) included in Income
	Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$(4)	$—	$—
Other sovereign government obligations	(25)	—	—
Corporate and other debt	(1,212)	—	—
Corporate equities	88	—	—
Net derivative contracts(1)	1,261	—	—
Investments	—	608	2
Other assets	—	—	36
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	(95)	—	—
Corporate equities	(10)	—	—
Long-term borrowings	(51)	—	—

(1)	Amounts represent Financial instruments owned—derivative contracts net of Financial instruments sold, not yet purchased—derivative contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents the amounts of unrealized gains or (losses) for the three and six months ended May 31, 2007 relating to those assets and liabilities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at May 31, 2007:

Unrealized Gains (Losses) for Level 3 Assets and Liabilities Still Held at May 31, 2007

	Three Months Ended May 31, 2007			Six Months Ended May 31, 2007
	Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues	Principal Transactions: Trading	Principal Transactions: Investments	Other Revenues
	(dollars in millions)
Assets
Financial instruments owned:
U.S. government and agency securities	$—	$—	$—	$(6)	$—	$—
Other sovereign government obligations	(19)	—	—	7	—	—
Corporate and other debt	(152)	—	—	(216)	—	—
Corporate equities	181	—	—	333	—	—
Investments	—	563	2	—	1,117	11
Net derivative contracts	1,513	—	—	2,568	—	—
Other assets	—	—	36	—	—	32
Liabilities
Financial instruments sold, not yet purchased:
Corporate and other debt	$(3)	$—	$—	$—	$—	$—
Other sovereign government obligations	—	—	—	20	—	—
Corporate equities	(15)	—	—	(6)	—	—
Long-term borrowings	(50)	—	—	(98)	—	—

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

At May 31, 2007, the Company also had assets and liabilities measured at fair value on a non-recurring basis. During the quarter and six months ended May 31, 2007, the only fair value measurements for assets and liabilities measured at fair value on a non-recurring basis were associated with certain assets and liabilities of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

acquired businesses, including goodwill and intangible assets. Such measurements were determined utilizing Level 3 inputs. See Notes 2 and 16 for further information.

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

The following table presents information about the eligible instruments for which the Company elected the fair value option and for which a transition adjustment was recorded as of December 1, 2006:

	Carrying Value of Instrument at December 1, 2006	Transition Adjustment to Retained Earnings Gain/(Loss)	Carrying Value of Instrument at December 1, 2006 (After Adoption of SFAS No. 159)
	(dollars in millions)
Financial instruments owned:
Corporate lending(1)	$8,587	$16	$8,603
Mortgage lending(2)	1,258	7	1,265
Investments(3)	1,305	13	1,318
Commercial paper and other short-term borrowings(4)	946	(1)	947
Deposits(5)	3,143	1	3,142
Long-term borrowings(4)	14,354	130	14,224

Pretax cumulative effect of adoption of the fair value option		166
Deferred taxes		64

Cumulative effect of adoption of the fair value option		$102

The transition adjustments were primarily related to the following:

(1)	Loans and loan commitments made in connection with Institutional Securities’ corporate lending activities. The fair value option was elected for these positions as they are risk-managed on a fair value basis.
(2)	Certain mortgage lending products which are risk-managed by the Institutional Securities business segment on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Consumer loans that are managed by the Discover business segment.
(3)	Certain investments that had been previously accounted for under the equity method, as well as certain interests in clearinghouses. The fair value option was elected only for positions that are risk-managed on a fair value basis.
(4)	Structured notes and other hybrid long-term debt instruments. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The fair value option was elected for all such instruments issued after December 1, 2006, and a portion of the portfolio of instruments outstanding as of December 1, 2006. The fair value option was not elected for the remaining portion of the portfolio that existed as of December 1, 2006 due to cost-benefit considerations, including the operational effort involved.
(5)	Brokered and callable certificates of deposit issued by certain of the Company’s bank subsidiaries. The fair value option was elected for these positions as they are risk-managed on a fair value basis. The Company did not elect the fair value option for other eligible instruments within Deposits that are managed by the Discover business segment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents gains and (losses) due to changes in fair value for items measured at fair value pursuant to election of the fair value option for the three and six months ended May 31, 2007:

Three months ended May 31, 2007	Financial instruments owned	Commercial paper and other short-term borrowings	Deposits	Long-term borrowings
	(dollars in millions)
Principal transactions—trading	$79	$(95)	$(3)	$(160)
Principal transactions—investments	45	—	—	—
Net interest revenue	32	(5)	—	(129)

Gain (losses) included in the three months ended May 31, 2007(1)	$156	$(100)	$(3)	$(289)

Six months ended May 31, 2007	Financial instruments owned	Commercial paper and other short-term borrowings	Deposits	Long-term borrowings
	(dollars in millions)
Principal transactions—trading	$94	$(100)	$1	$(24)
Principal transactions—investments	173	—	—	—
Net interest revenue	51	(5)	—	(178)

Gain (losses) included in the six months ended May 31, 2007(1)	$318	$(105)	$1	$(202)

(1)	In addition to these amounts, as discussed in Note 2, the majority of the instruments within Financial instruments owned and Financial instruments sold, not yet purchased, are measured at fair value, either through the election of SFAS No. 159 or as required by other accounting pronouncements. Changes in the fair value of these instruments are recorded in Principal transactions—trading revenues.

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

As of May 31, 2007, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the fair value of such loans and long-term receivables by approximately $20,968 million. The aggregate fair value of loans that were 90 or more days past due as of May 31, 2007 was $3,227 million. The aggregate contractual principal amount of such loans exceeded their fair value by approximately $20,699 million.

For the quarter and six months ended May 31, 2007, the estimated changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of May 31, 2007, the aggregate contractual principal amount of long-term debt instruments for which the fair value option was elected exceeded the fair value of such instruments by approximately $981 million.

For the quarter and six months ended May 31, 2007, changes in the fair value of loans and other receivables for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were estimated to be an immaterial unrealized loss.

Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

19.	Other Investments.

The following table presents the composition of Other investments:

	At May 31, 2007	At November 30, 2006
	(dollars in millions)
Securities available for sale	$7,975	$—
Other	5,327	3,232

Total	$13,302	$3,232

Securities Available for Sale

In the second quarter of fiscal 2007, the Company purchased certain debt securities that have been classified as “securities available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The following table presents information about the Company’s securities available for sale:

	At May 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Securities available for sale:
Corporate and other debt	$75	$—	$—	$75
Mortgage-backed securities	7,900	1	(1)	7,900

Total	$7,975	$1	$(1)	$7,975

Corporate and other debt securities have contractual maturities of greater than 10 years. The average yield on the corporate and other debt securities and mortgage-backed securities is 5.52% and 5.47%, respectively.

At May 31, 2007, mortgage-backed securities with a fair value of $2,519 million have been in an unrealized loss position for less than 12 months.

Other.

Other investments primarily include investments in unconsolidated investees that are accounted for under the equity method of accounting (see Note 13).

20.	Other Accounting Developments.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a simple majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the Company as of December 1, 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 46R-7, “Application of FIN 46R to Investment Companies,” which amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN No. 46R-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of May 31, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended May 31, 2007 and 2006, and condensed consolidated statements of cash flows for the six-month periods ended May 31, 2007 and 2006. These interim financial statements are the responsibility of the management of Morgan Stanley.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Morgan Stanley and subsidiaries as of November 30, 2006, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the fiscal year then ended (not presented herein) included in Morgan Stanley’s Current Report on Form 8-K; and in our report dated February 12, 2007 (April 10, 2007 for the effects of the discontinued operations as described in Note 30 to such financial statements), which report contains an explanatory paragraph relating to the adoption, in fiscal 2005, of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and effective December 1, 2005, the change in accounting policy for recognition of equity awards granted to retirement-eligible employees and an explanatory paragraph relating to, in fiscal 2006, the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in Note 18 to the condensed consolidated interim financial statements, effective December 1, 2006, the Company adopted SFAS No. 157, “Fair Value Measurement” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.”

As discussed in Note 1 to the condensed consolidated interim financial statements, effective June 30, 2007, the Company completed the spin-off of Discover Financial Services.

/S/ DELOITTE & TOUCHE LLP

New York, New York

July 9, 2007

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

Asset Management provides global asset management products and services in equity, fixed income and alternative investments, which includes private equity, infrastructure funds and real estate, to institutional and retail clients through proprietary and third party retail distribution channels, intermediaries and the Company’s institutional distribution channel. Asset Management also engages in investment activities.

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

On June 30, 2007, the Company had completed the spin-off (the “Discover Spin-off”) of Discover Financial Services (“DFS”) (see “Other Items—Discover Spin-off” herein). Beginning in the third quarter of fiscal 2007, Discover’s results will be included within discontinued operations for all periods presented.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Competition” and “Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Certain Factors Affecting Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Quarterly Reports on Form 10-Q and other items throughout the Form 10-K, Forms 10-Q and the Company’s 2007 Current Reports on Form 8-K.

The Company’s results of operations for the three and six month periods ended May 31, 2007 and 2006 are discussed below. The results of Quilter Holdings Ltd. (“Quilter”), Global Wealth Management Group’s former mass affluent business in the U.K., are reported as discontinued operations for all periods presented through its sale on February 28, 2007. The results of the Company’s aircraft leasing business, which was sold on March 24, 2006, are also reported as discontinued operations through its date of sale (see “Other Items—Discontinued Operations” herein).

Beginning in the second quarter of fiscal 2007, the Company’s real estate investing business is included within the results of the Asset Management business segment. Previously, this business was included in the Institutional

Securities business segment. Real estate advisory activities and certain passive limited partnership interests remain within Institutional Securities. In addition, activities associated with certain shareholder recordkeeping services are included within the Global Wealth Management Group business segment. Previously, these activities were included within the Asset Management business segment. Prior periods have been restated to conform to the current year’s presentation.

Results of Operations.

Executive Summary.

Financial Information.

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006(1)	2007	2006(1)
Net revenues (dollars in millions):
Institutional Securities	$7,393	$5,305	$14,517	$10,742
Global Wealth Management Group	1,642	1,400	3,153	2,689
Asset Management	1,509	898	2,877	1,635
Discover	1,035	1,191	2,060	2,280
Intersegment Eliminations	(56)	(90)	(103)	(139)

Consolidated net revenues	$11,523	$8,704	$22,504	$17,207

Income before taxes (dollars in millions)(2):
Institutional Securities	$2,965	$1,910	$5,825	$3,631
Global Wealth Management Group	269	161	498	185
Asset Management	306	264	687	432
Discover	333	541	705	1,020
Intersegment Eliminations	1	(13)	6	6

Consolidated income before taxes	$3,874	$2,863	$7,721	$5,274

Consolidated net income (dollars in millions)	$2,582	$1,841	$5,254	$3,415

Earnings applicable to common shareholders (dollars in millions)(3)	$2,565	$1,841	$5,220	$3,415

Earnings per basic common share:
Income from continuing operations	$2.57	$1.81	$5.09	$3.37
Gain/(loss) on discontinued operations	—	0.01	0.12	(0.01)

Earnings per basic common share	$2.57	$1.82	$5.21	$3.36

Earnings per diluted common share:
Income from continuing operations	$2.45	$1.74	$4.86	$3.25
Gain/(loss) on discontinued operations	—	0.01	0.10	(0.02)

Earnings per diluted common share	$2.45	$1.75	$4.96	$3.23

Statistical Data.

Book value per common share(4)	$36.52	$29.97	$36.52	$29.97

Average common equity (dollars in billions)(5):
Institutional Securities	$22.8	$17.9	$21.4	$16.9
Global Wealth Management Group	1.6	3.1	1.7	3.2
Asset Management	3.4	2.3	3.2	2.2

Total from securities businesses	27.8	23.3	26.3	22.3
Discover	5.3	5.0	5.4	4.8

Total from operating segments	33.1	28.3	31.7	27.1
Discontinued operations	0.1	0.2	0.1	0.2
Unallocated capital	4.2	2.6	4.6	3.0

Consolidated	$37.4	$31.1	$36.4	$30.3

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006(1)	2007	2006(1)
Return on average common equity(5):
Consolidated	27%	24%	29%	23%
Institutional Securities	35%	28%	37%	28%
Global Wealth Management Group	41%	14%	37%	8%
Asset Management	23%	28%	27%	23%
Discover	16%	27%	16%	27%

Effective income tax rate	33.0%	36.7%	33.0%	35.0%

Worldwide employees	58,333	53,163	58,333	53,163

Consolidated assets under management or supervision by asset class (dollars in billions)(6):
Equity	$344	$288	$344	$288
Fixed income	116	106	116	106
Money market	94	79	94	79
Alternatives(7)	87	49	87	49

Subtotal	641	522	641	522
Unit trusts	16	13	16	13
Other(8)	55	46	55	46

Total assets under management or supervision(9)	$712	$581	$712	$581
Share of minority interest assets(10)	5	—	5	—

Total	$717	$581	$717	$581

Institutional Securities:
Mergers and acquisitions completed transactions (dollars in billions)(11):
Global market volume	$338.9	$182.3	$488.8	$290.1
Market share	42.7%	29.5%	38.5%	28.1%
Rank	1	2	1	2
Mergers and acquisitions announced transactions (dollars in billions)(11):
Global market volume	$484.7	$178.8	$698.1	$314.5
Market share	31.3%	20.6%	32.7%	25.0%
Rank	4	3	2	3
Global equity and equity-related issues (dollars in billions)(11):
Global market volume	$20.0	$19.2	$26.0	$24.0
Market share	8.6%	9.3%	7.7%	8.4%
Rank	3	2	5	3
Global debt issues (dollars in billions)(11):
Global market volume	$133.4	$102.3	$203.1	$178.3
Market share	6.6%	5.9%	6.2%	6.2%
Rank	3	5	5	5
Global initial public offerings (dollars in billions)(11):
Global market volume	$6.3	$7.6	$8.0	$9.0
Market share	8.0%	11.0%	7.7%	9.8%
Rank	4	3	3	2
Pre-tax profit margin(12)	40%	36%	40%	34%

Statistical Data—(Continued).

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006(1)	2007	2006(1)
Global Wealth Management Group:
Global representatives	8,137	8,091	8,137	8,091
Annualized net revenue per global representative (dollars in thousands)(13)	$814	$659	$786	$611
Client assets by segment (dollars in billions)(13):
$10 million or more	$223	$170	$223	$170
$1 million – $10 million	268	220	268	220

Subtotal $1 million or more	491	390	491	390
$100,000 – $1 million	180	180	180	180
Less than $100,000	24	29	24	29

Client assets excluding corporate and other accounts	695	599	695	599
Corporate and other accounts	33	30	33	30

Total client assets	$728	$629	$728	$629

Fee-based assets as a percentage of total client assets(14)	29%	29%	29%	29%
Client assets per global representative (dollars in millions)(15)	89	78	89	78
Bank deposit program (dollars in millions)(16)	$18,226	$9,114	$18,226	$9,114
Pre-tax profit margin(12)	16%	12%	16%	7%

Asset Management:
Assets under management or supervision (dollars in billions)(17)	$560	$454	$560	$454
Percent of fund assets in top half of Lipper rankings(18)	52%	48%	52%	48%
Pre-tax profit margin(12)	20%	29%	24%	26%

Discover (dollars in millions, unless otherwise noted)(19):
Period-end credit card loans—Owned	$22,548	$21,764	$22,548	$21,764
Period-end credit card loans—Managed	$51,265	$48,539	$51,265	$48,539
Average credit card loans—Owned	$21,286	$19,664	$22,960	$20,808
Average credit card loans—Managed	$50,618	$47,307	$51,000	$47,439
Net principal charge-off rate—Owned	3.93%	3.02%	3.85%	3.82%
Net principal charge-off rate—Managed	4.24%	3.30%	4.14%	4.18%
Return on average receivables—Owned	3.86%	6.83%	3.85%	6.15%
Return on average receivables—Managed	1.62%	2.84%	1.73%	2.70%
Transaction volume (dollars in billions):
Net sales	$25.2	$24.0	$50.3	$46.5
Other transaction volume	4.7	4.5	9.9	8.9

Total	$29.9	$28.5	$60.2	$55.4

Payment services transaction volume (millions of transactions):
Discover network	362	340	723	679
PULSE network	559	471	1,080	896

Total network transaction volume	921	811	1,803	1,575

Pre-tax profit margin(12)	32%	45%	34%	45%

(1)	Certain prior-period information has been reclassified to conform to the current period’s presentation.
(2)	Amounts represent income from continuing operations before gains (losses) from unconsolidated investees, income taxes and gain (loss) from discontinued operations.
(3)	Earnings applicable to common shareholders are used to calculate earnings per share information.

(4)	Book value per common share equals common shareholders’ equity of $38,411 million at May 31, 2007 and $32,255 million at May 31, 2006, divided by common shares outstanding of 1,052 million at May 31, 2007 and 1,072 million at May 31, 2006.
(5)	The computation of average common equity for each business segment is based upon an economic capital model that the Company uses to determine the amount of equity capital needed to support the risk of its business activities and to ensure that the Company remains adequately capitalized. Economic capital is defined as the amount of capital needed to run the business through the business cycle and satisfy the requirements of regulators, rating agencies and the market. The Company’s methodology is based on an approach that assigns economic capital to each segment based on regulatory capital usage plus additional capital for stress losses, goodwill and intangible assets, and principal investment risk. The economic capital model and allocation methodology may be enhanced over time in response to changes in the business and regulatory environment. The effective tax rates used in the computation of segment return on average common equity were determined on a separate entity basis.
(6)	Amounts reported for the real estate funds have been redefined to reflect the Company’s invested equity in those funds. Previously, these amounts were disclosed on a gross real estate asset basis, which included leverage.
(7)	Includes a range of alternative investment products such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds.
(8)	Amounts include assets under management or supervision associated with the Global Wealth Management Group business segment.
(9)	Revenues and expenses associated with these assets are included in the Company’s Asset Management, Global Wealth Management Group and Institutional Securities business segments.
(10)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(11)	Source: Thomson Financial, data as of June 7, 2007—The data for the three months ended May 31, 2007 and 2006 are for the periods from March 1 to May 31, 2007 and March 1 to May 31, 2006, respectively. The data for the six months ended May 31 are for the periods from January 1 to May 31, 2007 and January 1 to May 31, 2006, respectively, as Thomson Financial presents these data on a calendar-year basis.
(12)	Percentages represent income from continuing operations before gains (losses) from unconsolidated investees and income taxes as a percentage of net revenues.
(13)	Annualized net revenue per global representative amounts equal Global Wealth Management Group’s net revenues divided by the quarterly average global representative headcount for the periods presented.
(14)	Pursuant to a recent court decision vacating an SEC rule that permitted fee-based brokerage, it is anticipated that fee-based brokerage at the Company will be discontinued in the U.S. on or about October 1, 2007, and either clients will elect to move these assets into a permitted fee-based advisory account program or the assets will be in a commission-based brokerage account. Accordingly, as a result of these changes, fee-based assets as a percentage of total client assets could decline in the next few quarters.
(15)	Client assets per global representative equal total period-end client assets divided by period-end global representative headcount.
(16)	Bank deposits are held at certain of the Company’s Federal Deposit Insurance Corporation insured depository institutions for the benefit of retail clients through their brokerage accounts.
(17)	Amount includes Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.
(18)	Source: Lipper, one-year performance excluding money market funds as of May 31, 2007 and 2006, respectively.
(19)	The Company analyzes its financial performance on both a managed loan basis and as reported under U.S. Generally Accepted Accounting Principles. Managed data include owned and securitized credit card loans. For an explanation of managed data and a reconciliation of credit card loan and asset quality data, see “Discover—Managed General Purpose Credit Card Loan Data” herein.

Second Quarter 2007 Performance.

Company Results.    The Company recorded net income of $2,582 million and diluted earnings per share of $2.45 for the quarter ended May 31, 2007, both increases of 40% from the comparable fiscal 2006 period. Net revenues (total revenues less interest expense and the provision for loan losses) increased 32% to a record $11,523 million and the annualized return on average common equity was 27.5% compared with 23.7% in the second quarter of last year. Non-interest expenses of $7,649 million increased 31% from the prior-year period, primarily due to higher compensation costs.

For the six month period ended May 31, 2007, net income was $5,254 million, a 54% increase from $3,415 million a year ago. Net revenues rose 31% to $22,504 million and non-interest expenses increased 24% to $14,783 million. Diluted earnings per share were $4.96 compared with $3.23 a year ago. The annualized return on average common equity for the six month period was 28.7% compared with 22.5% in the prior-year period.

The Company’s effective income tax rate was 33.0% for both the quarter and six month period ended May 31, 2007 compared with 36.7% and 35.0% for the quarter and six month period ended May 31, 2006. The decrease in both periods primarily reflected higher estimated domestic tax credits partially offset by higher earnings that reduced the impact of permanent differences. Domestic tax credits were lower in the quarter and six month period of fiscal 2006 due to the idling of production by three of the Company’s synthetic fuel investees during the second quarter of fiscal 2006.

The results for the six month period ended May 31, 2007 included a gain of $168 million ($109 million after-tax) in discontinued operations related to the sale of Quilter on February 28, 2007. Discontinued operations in the first quarter of fiscal 2006 included a loss of $125 million ($75 million after-tax) related to the sale of the Company’s aircraft leasing business (see “Other Items—Discontinued Operations” herein).

Institutional Securities.    Institutional Securities achieved record income from continuing operations before gains (losses) from unconsolidated investees and income taxes of $2,965 million, a 55% increase from last year’s second quarter. Net revenues rose 39% to a record $7,393 million driven by strong fixed income and record equity sales and trading revenues, along with record investment banking revenues. Non-interest expenses increased 30% to $4,428 million, reflecting higher compensation accruals resulting from higher net revenues, as well as higher compensation costs associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein). Non-compensation expenses increased as a result of higher levels of business activity.

Investment banking revenues increased 65% from last year’s second quarter to a record $1,704 million. Advisory fees from merger, acquisition and restructuring transactions were $725 million, an increase of 99% from last year’s second quarter. Underwriting revenues rose 46% from last year’s second quarter to $979 million.

Fixed income sales and trading revenues were $2,859 million, up 34% from the second quarter of fiscal 2006. The increase was driven by strong results in interest rate and currency products and credit products, partially offset by lower results in commodities. Interest rate and currency product revenues increased primarily due to record revenues in emerging markets and higher results in interest rate trading. Credit product revenues increased primarily due to higher revenues from corporate credit and structured products resulting from strong customer flows and improved corporate credit trading results. Lower securitized product revenues, primarily in residential mortgage securities, negatively impacted credit product revenues. Commodity revenues decreased from last year’s second quarter, reflecting lower trading results in electricity and natural gas products. Equity sales and trading revenues increased 33% to a record $2,216 million. The increase was driven by higher revenues from equity cash products, derivatives products, prime brokerage and financing products.

Global Wealth Management Group.    The Global Wealth Management Group recorded income from continuing operations before income taxes of $269 million, a 67% increase from last year’s second quarter. Net revenues increased 17% from last year’s second quarter to $1,642 million reflecting higher transactional revenues due to increased underwriting activity, higher asset management revenues reflecting growth in fee-based products and higher net interest revenue from growth in the bank deposit program. Total non-interest expenses increased 11% from a year ago to $1,373 million. Compensation and benefits expense increased, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investment in the business. Non-compensation costs decreased, primarily due to lower costs associated with legal and regulatory matters. Total client assets increased to $728 billion, up 16% from last year’s second quarter. In addition, client assets in fee-based accounts rose 17% to $210 billion at May 31, 2007 and represented 29% of total client assets. At quarter-end, the number of global representatives was 8,137, an increase of 46 from a year ago.

Asset Management.    Asset Management recorded income before income taxes of $306 million, a 16% increase from last year’s second quarter. Net revenues increased 68% from last year’s second quarter to $1,509 million driven by higher investment revenues, primarily in the real estate, private equity and alternatives business, and higher asset management, distribution and administration fees, primarily due to an increase in assets under management and higher performance fees from the alternatives business. Non-interest expenses increased 90% to $1,203 million, largely due to higher incentive-based compensation accruals associated with increased net revenues and investment in the business. Assets under management or supervision within Asset Management of $560 billion were up $106 billion, or 23%, from the second quarter of last year, primarily due to market appreciation.

Discover.    Discover recorded income before losses from unconsolidated investees and income taxes of $333 million, a decrease of 38% compared with $541 million in the second quarter of fiscal 2006. Net revenues decreased 13% from last year’s second quarter, primarily due to an increase in the provision for loan losses. The second quarter of fiscal 2006 included a favorable impact following changes in federal bankruptcy legislation in 2005. Non-interest expenses increased 8% to $702 million, primarily due to higher legal fees associated with the VISA/MasterCard litigation and costs associated with the Discover Spin-off. The managed credit card net principal charge-off rate increased 94 basis points to 4.24% from the same quarter a year ago. The managed over-30-day delinquency rate decreased 16 basis points to 3.13%, and the managed over-90-day delinquency rate decreased 1 basis point to 1.52% from the same period a year ago. Managed credit card loans were $51,265 million at quarter-end, a 6% increase from a year ago.

Global Market and Economic Conditions in the Quarter and Six Month Period Ended May 31, 2007.

In the U.S., the moderate pace of economic growth that occurred during the second half of fiscal 2006 slowed during the first half of fiscal 2007, reflecting, among other things, the continued slowdown in the residential real estate market, lower business investment and a growing trade deficit, partially offset by higher consumer spending. The U.S. unemployment rate at the end of the quarter was unchanged at 4.5% from the end of fiscal 2006. Conditions in the U.S. equity markets were generally favorable, and major equity market indices rose during most of the quarter and were supported by strong corporate earnings. The Federal Reserve Board (the “Fed”) left interest rates unchanged during the quarter and has not raised interest rates since June 2006. Inflationary pressures appeared to moderate but continued to be a primary concern of the Fed.

In Europe, economic growth during the first half of fiscal 2007 continued to be strong, reflecting momentum in domestic demand and exports. Major equity market indices in Europe increased during much of the quarter, reflecting strong corporate earnings as well as merger and acquisition activity and generally favorable economic conditions. The European Central Bank (the “ECB”) raised the benchmark interest rate by 0.25% during the quarter and 0.50% in the six month period. In June 2007, the ECB raised the benchmark interest rate by an additional 0.25%. The Bank of England (the “BOE”) raised the benchmark interest rate by 0.25% during the quarter and by 0.50% in the six month period. In July 2007, the BOE raised the benchmark interest rate by an additional 0.25%.

In Japan, moderate economic growth continued to be driven by exports and domestic demand. The level of unemployment also remained relatively low, and Japanese equity market indices increased during the quarter. The Bank of Japan left rates unchanged during the second quarter of fiscal 2007 and raised the benchmark interest rate from 0.25% to 0.50% during the six month period. Economies elsewhere in Asia also expanded, particularly in China, which benefited from strength in exports, domestic demand and continued globalization. In China, equity market indices rose during the second quarter after a sharp decline at the end of the first quarter of fiscal 2007. In the quarter and six month period of fiscal 2007, the People’s Bank of China raised the benchmark interest rate by 0.27%.

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

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the segment results to the Company’s consolidated results. Income before taxes in Intersegment Eliminations represents the effect of timing differences associated with the revenue and expense recognition of commissions paid by Asset Management to the Global Wealth Management Group associated with sales of certain products and the related compensation costs paid to the Global Wealth Management Group’s global representatives. Income (loss) before taxes recorded in Intersegment Eliminations was $1 million and $(13) million in the quarters ended May 31, 2007 and 2006, respectively, and $6 million in both the six month periods ended May 31, 2007 and 2006. The results for the fiscal 2006 periods also included a $30 million advisory fee related to the Company’s sale of the aircraft leasing business that was eliminated in consolidation.

Certain reclassifications have been made to prior-period amounts to conform to the current period’s presentation, including the reporting of Quilter within discontinued operations for all periods presented, the transfer of the real estate investing business from the Institutional Securities segment to the Asset Management segment, and the transfer of certain shareholder recordkeeping services from the Asset Management segment to the Global Wealth Management Group segment.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$1,704	$1,035	$2,736	$1,927
Principal transactions:
Trading	4,705	3,442	8,734	6,405
Investments	396	389	746	632
Commissions	766	693	1,457	1,303
Asset management, distribution and administration fees	25	29	50	37
Servicing and securitization income	42	—	77	—
Interest and dividends	15,132	9,318	29,092	19,106
Other	227	86	395	181

Total revenues	22,997	14,992	43,287	29,591
Interest expense	15,604	9,687	28,770	18,849

Net revenues	7,393	5,305	14,517	10,742

Total non-interest expenses	4,428	3,395	8,692	7,111

Income from continuing operations before (losses)/gains from unconsolidated investees and income taxes	2,965	1,910	5,825	3,631
(Losses)/gains from unconsolidated investees	(20)	23	(46)	4
Provision for income taxes	937	703	1,821	1,231

Income from continuing operations	$2,008	$1,230	$3,958	$2,404

Investment Banking.    Investment banking revenues for the quarter ended May 31, 2007 increased 65% from the comparable period of fiscal 2006. The increase was due to higher revenues from merger, acquisition and restructuring activities and fixed income and equity underwriting transactions, reflecting robust market conditions and higher industry-wide transaction activity. Advisory fees from merger, acquisition and restructuring transactions were a record $725 million, an increase of 99% from the comparable period of fiscal 2006. Underwriting revenues were a record $979 million, an increase of 46% from the comparable period of fiscal 2006. Equity underwriting revenues increased 33% to $493 million. Fixed income underwriting revenues increased 63% to a record $486 million.

At May 31, 2007, the backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions was higher as compared with the second quarter of fiscal 2006. The backlog of merger, acquisition and restructuring transactions and equity and fixed income underwriting transactions is subject to the risk that transactions may not be completed due to unforeseen economic and market conditions, adverse developments regarding one of the parties to the transaction, a failure to obtain required regulatory approval or a decision on the part of the parties involved not to pursue a transaction.

Investment banking revenues in the six month period ended May 31, 2007 increased 42% from the comparable period of fiscal 2006. The increase was due to higher revenues from merger, acquisition and restructuring activities and equity and fixed income underwriting transactions.

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

Total sales and trading revenues increased 33% in the quarter ended May 31, 2007 from the comparable period of fiscal 2006, reflecting higher fixed income and equity sales and trading revenues.

Sales and trading revenues include the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007(1)	2006(1)	2007(1)	2006(1)
	(dollars in millions)
Equity	$2,216	$1,669	$4,425	$3,325
Fixed income	2,859	2,131	6,252	4,782
Other	(76)	(34)	(164)	(142)

Total sales and trading revenues	$4,999	$3,766	$10,513	$7,965

(1)	Includes Principal transactions-trading, Commissions, and Net interest revenues. Equity and fixed income sales and trading revenues include certain funding costs that were not previously allocated to those businesses. Other sales and trading net revenue primarily includes results related to investment banking and other corporate activities. All prior period amounts have been reclassified to conform to the current period’s presentation.

Equity sales and trading revenues increased 33% to a record $2,216 million in the second quarter of fiscal 2007. The increase was driven by higher revenues from equity cash products, derivatives products, prime brokerage and financing products. Revenues from equity cash, derivatives and financing products all benefited from favorable global market conditions and increased customer flows. Prime brokerage generated record revenues reflecting continued growth in global client asset balances. Although commission revenues increased modestly, revenues continued to be affected by intense competition, particularly in the U.S., and a continued shift toward electronic trading.

Fixed income sales and trading revenues increased 34% to $2,859 million driven by strong results in interest rate and currency products and credit products, partially offset by lower results in commodities. Interest rate and currency product revenues increased 51%, primarily due to record revenues in emerging markets and higher results in interest rate trading. Credit product revenues increased 28%, primarily due to higher revenues from corporate credit and structured products resulting from strong customer flows and improved corporate credit trading results. The increase was partially offset by lower securitized product revenues, primarily in residential mortgage securities. Commodity revenues decreased 10% from last year’s second quarter, reflecting lower trading results in electricity and natural gas products.

Total sales and trading revenues increased 32% in the six month period ended May 31, 2007 from the comparable period of fiscal 2006, reflecting higher fixed income and equity sales and trading revenues. Equity sales and trading revenues increased 33% primarily due to higher revenues from derivatives products, equity cash products, financing products and prime brokerage. Fixed income sales and trading revenues increased 31% primarily due to higher revenues from credit products and interest rate and currency products, partially offset by lower revenues from commodities products.

Principal Transactions-Investments.    Principal transaction net investment revenues aggregating $396 million and $746 million were recognized in the quarter and six month period ended May 31, 2007, as compared with net gains of $389 million and $632 million in the quarter and six month period ended May 31, 2006. The increase in both periods primarily related to realized and unrealized net gains associated with certain of the Company’s investments, including investments in passive limited partnership interests associated with the Company’s real estate funds. Both periods also reflected higher revenues related to certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein).

Servicing and Securitization Income.    Servicing and securitization income of $42 million and $77 million recognized in the quarter and six month period ended May 31, 2007 was primarily attributable to Saxon Capital, Inc. (“Saxon”), which the Company acquired on December 4, 2006.

Other.    Other revenues increased 164% and 118% in the quarter and six month period ended May 31, 2007. The increase was primarily attributable to revenues related to the operation of pipelines, terminals and barges and the distribution of refined petroleum products associated with TransMontaigne Inc. (“TransMontaigne”), which the Company acquired on September 1, 2006. Higher sales of benchmark indices and risk management analytic products also contributed to the increase.

Non-Interest Expenses.    Non-interest expenses increased 30% and 22% in the quarter and the six month period ended May 31, 2007, respectively. Compensation and benefits expense increased 34% and 22% in the quarter and six month period, respectively, primarily reflecting higher incentive-based compensation costs resulting from higher net revenues as well as higher costs associated with certain employee deferred compensation plans (see “Other Items—Deferred Compensation Plans” herein). The increase in the six month period was partially offset by Institutional Securities’ share ($270 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of fiscal 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 22% and 24% in the quarter and six month period. Occupancy and equipment expense increased 42% and 39% in the quarter and six month period, primarily due to higher rent and occupancy costs in Europe, Asia and the U.S. In the U.S., a portion of the increased costs was associated with TransMontaigne, the Heidmar Group of companies (“Heidmar”), and a new office building in New York City. The Company acquired TransMontaigne and Heidmar in September 2006 and the office building in June 2006. Brokerage, clearing and exchange fees increased 5% and 16% in the quarter and six month period, primarily reflecting increased equity and fixed income trading activity. Marketing and business development expense increased 31% in both the quarter and six month period, primarily due to a higher level of business activity. Professional services expense increased 11% in the six month period, primarily due to higher legal and consulting costs related to increased business activity. Other expenses increased 112% and 70% in the quarter and six month period, respectively, reflecting costs associated with TransMontaigne and Heidmar.

GLOBAL WEALTH MANAGEMENT GROUP

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$164	$95	$330	$162
Principal transactions:
Trading	133	120	262	245
Investments	20	27	18	28
Commissions	357	302	672	612
Asset management, distribution and administration fees	769	691	1,498	1,358
Interest and dividends	298	243	572	446
Other	40	36	78	67

Total revenues	1,781	1,514	3,430	2,918
Interest expense	139	114	277	229

Net revenues	1,642	1,400	3,153	2,689

Total non-interest expenses	1,373	1,239	2,655	2,504

Income from continuing operations before income taxes	269	161	498	185
Provision for income taxes	104	54	192	63

Income from continuing operations	$165	$107	$306	$122

Investment Banking.    Investment banking revenues increased 73% and 104% in the quarter and six month period ended May 31, 2007, driven by robust equity underwriting results primarily related to closed end fund offerings. The increase in the six month period also reflected strong results from fixed income underwriting and unit trusts.

Principal Transactions—Trading.    Principal transaction trading revenues increased 11% and 7% in the quarter and six month period ended May 31, 2007, primarily due to higher revenues from certain employee deferred compensation plans (see “Other Items-Deferred Compensation Plans” herein).

Principal Transactions—Investments.    Principal transaction investment net revenues were $20 million and $18 million in the quarter and six month period ended May 31, 2007 compared with net revenues of $27 million and $28 million in the quarter and six month period ended May 31, 2006. The decline in both periods primarily reflected lower net gains from certain of the Company’s investments in exchanges and memberships.

Commissions.    Commission revenues increased 18% and 10% in the quarter and six month period ended May 31, 2007 due to higher levels of client activity and favorable market conditions.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 11% and 10% in the quarter and six month period ended May 31, 2007, primarily reflecting higher client assets in fee-based accounts.

Client assets in fee-based accounts rose 17% to $210 billion at May 31, 2007, including $35 billion in fee-based (fee-in-lieu of commission) brokerage accounts. Pursuant to a recent court decision vacating an SEC rule that permitted fee-based brokerage, it is anticipated that fee-based brokerage at the Company will be discontinued in the U.S. on or about October 1, 2007, and either clients will elect to move these assets into a permitted fee-based advisory account program or the assets will be in a commission-based brokerage account. Accordingly, as a result of these changes, fee-based assets as a percentage of total client assets could decline in the next few quarters. Client asset balances increased to $728 billion at May 31, 2007 from $629 billion at May 31, 2006, primarily due to market appreciation. Client asset balances in accounts greater than $1 million increased to $491 billion at May 31, 2007 from $390 billion at May 31, 2006.

Net Interest.    Net interest revenues increased 23% and 36% in the quarter and six month period ended May 31, 2007, primarily due to increased account balances in the bank deposit program. Balances in the bank deposit program rose to $18,226 million at May 31, 2007 as compared with $9,114 million at May 31, 2006.

Non-Interest Expenses.    Non-interest expenses increased 11% and 6% in the quarter and six month period ended May 31, 2007, primarily reflecting an increase in compensation and benefits expense. Compensation and benefits expense increased 19% and 13% in the quarter and six month period ended May 31, 2007, primarily reflecting higher incentive-based compensation accruals due to higher net revenues and investments in the business. The increase in the six month period was partially offset by Global Wealth Management Group’s share ($80 million) of the incremental compensation expense related to equity awards to retirement-eligible employees in the first quarter of 2006 (see “Other Items—Stock-Based Compensation” herein). Excluding compensation and benefits expense, non-interest expenses decreased 5% and 8% in the quarter and six month period. Occupancy and equipment expense increased 8% in both the quarter and six month period primarily due to higher rental costs. Information processing and communications expense decreased 18% and 11% in the quarter and six month period, primarily due to lower telecommunications costs. Marketing and business development expense increased 25% and 26% in the quarter and six month period primarily due to costs associated with an advertising campaign. Other expenses decreased 16% and 28% in the quarter and six month period, primarily resulting from lower costs associated with legal and regulatory matters.

ASSET MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Revenues:
Investment banking	$61	$35	$92	$58
Principal transactions:
Investments	588	213	1,120	269
Commissions	6	7	12	14
Asset management, distribution and administration fees	844	636	1,612	1,280
Interest and dividends	29	10	43	16
Other	18	5	52	11

Total revenues	1,546	906	2,931	1,648
Interest expense	37	8	54	13

Net revenues	1,509	898	2,877	1,635

Total non-interest expenses	1,203	634	2,190	1,203

Income before income taxes	306	264	687	432
Provision for income taxes	107	103	256	170

Net income	$199	$161	$431	$262

Investment Banking.    Investment banking revenues increased 74% and 59% in the quarter and six month period ended May 31, 2007, primarily reflecting higher revenues from real estate products.

Principal Transactions-Investments.    Principal transaction net investment gains aggregating $588 million and $1,120 million were recognized in the quarter and six month period ended May 31, 2007 as compared with net gains of $213 million and $269 million in the quarter and six month period ended May 31, 2006. The increase in both periods was primarily related to higher net gains on certain investments, including investments associated with the Company’s real estate products, private equity portfolio and alternatives products and higher revenues associated with certain employee deferred compensation plans (see “Other Items-Deferred Compensation Plans” herein).

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 33% and 26%, primarily due to higher fund management and administration fees associated with a 17% and 15% increase in average assets under management in the quarter and six month period, respectively, and higher performance fees from the alternatives business, including those associated with FrontPoint Partners (“FrontPoint”), which was acquired in December 2006 (see “Other Items—Business and Other Acquisitions” herein).

Asset Management’s period-end and average customer assets under management or supervision were as follows:

	At May 31, 2007	At May 31, 2006(1)	Average For the Three Months Ended		Average For the Six Months Ended
			May 31, 2007(1)	May 31, 2006(1)	May 31, 2007(1)	May 31, 2006(1)
	(dollars in billions)
Assets under management or supervision by distribution channel:
Americas Retail Morgan Stanley brand	$67	$63	$64	$64	$64	$66
Americas Retail Van Kampen brand	102	89	99	90	97	90
Americas Intermediary(2)	67	51	63	50	62	48
U.S. Institutional	119	96	114	98	110	98
Non-U.S.	111	80	106	80	102	77

Total long-term assets under management or supervision	466	379	446	382	435	379

Institutional money markets/liquidity	57	37	54	37	52	36
Retail money markets	32	38	33	40	34	41

Total money markets	89	75	87	77	86	77

Total assets under management or supervision	555	454	533	459	521	456
Share of minority interest assets(4)	5	—	5	—	5	—

Total	$560	$454	$538	$459	$526	$456

	At May 31, 2007	At May 31, 2006(1)	Average For the Three Months Ended		Average For the Six Months Ended
			May 31, 2007(1)	May 31, 2006(1)	May 31, 2007(1)	May 31, 2006(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Equity	$265	$226	$253	$232	$250	$229
Fixed income	98	91	96	90	94	91
Money market	89	75	87	77	86	77
Alternatives(3)	87	49	82	47	76	46

Subtotal	539	441	518	446	506	443
Unit trusts	16	13	15	13	15	13

Total assets under management or supervision	555	454	533	459	521	456
Share of minority interest assets(4)	5	—	5	—	5	—

Total	$560	$454	$538	$459	$526	$456

(1)	Assets under management or supervision and net flows by distribution channel have been restated for all periods presented to include amounts related to real estate funds previously managed within Institutional Securities. Additionally, the amounts reported for these real estate funds have been redefined to reflect the Company’s invested equity in those funds. Previously, these amounts were disclosed on a gross real estate asset basis, which included leverage.
(2)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(3)	The alternatives asset class includes a range of investment products, such as real estate funds, hedge funds, private equity funds, funds of hedge funds and funds of private equity funds. Prior period amounts have been reclassified to conform to the current period’s presentation.
(4)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Activity in Asset Management’s customer assets under management or supervision were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007(1)	2006(1)	2007(1)	2006(1)
	(dollars in billions)
Balance at beginning of period	$521	$455	$496	$443
Net flows by distribution channel:
Americas Retail Morgan Stanley brand	—	(2)	(2)	(5)
Americas Retail Van Kampen brand	—	(1)	—	(1)
Americas Intermediary(2)	2	4	3	6
U.S. Institutional	1	(5)	1	(10)
Non-U.S.	4	3	9	4

Net inflows/(outflows) excluding money markets	7	(1)	11	(6)

Money market net flows:
Institutional	4	(1)	6	3
Retail	(2)	(3)	(3)	(9)

Total money market net flows	2	(4)	3	(6)

Net market appreciation	28	4	42	23

Total net increase	37	(1)	56	11
Acquisitions	1	—	7	—
Net increase in share of minority interest assets(3)	1	—	1	—

Balance at end of period	$560	$454	$560	$454

(1)	Assets under management or supervision and net flows by distribution channel have been restated for all periods presented to include amounts related to real estate funds previously managed within Institutional Securities. Additionally, the amounts reported for these real estate funds have been redefined to reflect the Company’s invested equity in those funds. Previously, these amounts were disclosed on a gross real estate asset basis, which included leverage.
(2)	Americas Intermediary channel primarily represents client flows through defined contribution, insurance and bank trust platforms.
(3)	Amount represents Asset Management’s proportional share of assets managed by entities in which it owns a minority interest.

Net inflows (excluding money markets) in the quarter and six month period ended May 31, 2007 were primarily associated with positive flows from non-U.S. clients. Inflows in the six month period were partially offset by outflows in the Americas Retail Morgan Stanley branded channel. For the quarter and six month period ended May 31, 2007, positive flows into institutional liquidity assets were partially offset by outflows from certain money market funds that were impacted by the growth of Global Wealth Management Group’s bank deposit program.

Other.    Other revenues were $18 million and $52 million in quarter and six month periods ended May 31, 2007 as compared with $5 million and $11 million, respectively, in the prior-year periods. The increase in both periods was primarily due to revenue recognized from the Company’s minority stakes in Avenue Capital Group and Lansdowne Partners, which were acquired in the fourth quarter of fiscal 2006.

Non-Interest Expenses.    Non-interest expenses increased 90% and 82% in the quarter and six month period ended May 31, 2007. The increase in both periods primarily reflected an increase in compensation and benefits expense and higher non-compensation expenses. Compensation and benefits expense increased 124% and 131% in the quarter and six month period, primarily reflecting higher incentive-based compensation accruals due to higher net revenues, expenses associated with certain employee deferred compensation plans, as well as investments in the business. The increase in the six month period was partially offset by Asset Management’s share ($28 million) of the incremental compensation expense related to equity awards to retirement-eligible employees that was recorded in the first quarter of fiscal 2006 (see “Other Items—Stock Based-Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 45% and 27% in the quarter and six month period. Occupancy and equipment expense increased 25% in both the quarter and six month period, primarily due to higher rental costs associated with acquisition of FrontPoint and new business initiatives. Brokerage, clearing and exchange fees increased 7% in the quarter and decreased 3% in the six month period. The increase in the quarter was primarily due to higher costs associated with the launch of new products. The decrease in the six month period was primarily due to a lower amortization expense associated with a lower level of deferred costs in recent periods due to a decrease in sales of certain open-ended funds, partially offset by higher costs associated with new products. Information processing and communications expense increased 29% and 33% in the quarter and six month period primarily due to higher costs associated with FrontPoint and new business initiatives. Professional services expense increased 100% in the quarter and 51% in the six month period, primarily due to higher sub-advisory and legal fees. Other expenses increased $43 million in the quarter and $61 million in the six month period ended May 31, 2007. The increase in both periods was primarily due to an insurance reimbursement received in the second quarter of fiscal 2006 related to certain legal matters and the amortization of intangible assets associated with acquisitions and minority stakes.

DISCOVER

INCOME STATEMENT INFORMATION

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Merchant, cardmember and other fees, net	$261	$277	$558	$566
Servicing and securitization income	601	651	1,122	1,247
Other revenue	9	5	18	9

Total non-interest revenues	871	933	1,698	1,822

Interest revenue	704	608	1,384	1,194
Interest expense	336	220	623	451

Net interest income	368	388	761	743
Provision for consumer loan losses	204	130	399	285

Net credit income	164	258	362	458

Net revenues	1,035	1,191	2,060	2,280

Total non-interest expenses	702	650	1,355	1,260

Income before losses from unconsolidated investees and income taxes	333	541	705	1,020
Losses from unconsolidated investees	(1)	—	(2)	(1)
Provision for income taxes	123	203	261	381

Net income	$209	$338	$442	$638

On June 30, 2007, the Company completed the Discover Spin-off (see “Other Items—Discover Spin-off” herein).

Merchant, Cardmember and Other Fees, Net.    Merchant, cardmember and other fees, net, decreased 6% and 1% in the quarter and six month period ended May 31, 2007, respectively. The decrease in the quarter was primarily due to lower net merchant discount revenue and lower cardmember and other fees. The decrease in net merchant discount revenue was due to higher allocations of interchange revenue to securitization transactions, partially offset by higher sales volume. The allocation of interchange revenue has the effect of decreasing Merchant, cardmember and other fees, net, and increasing Servicing and securitization income. During the quarter and six month period ended May 31, 2007, the Company had a higher level of outstanding securitization transactions receiving interchange allocations than in the comparable prior-year periods. The decrease in cardmember and other fees was due to a decrease in late payment and overlimit fees, partially offset by higher balance transfer fees, higher transaction processing revenue and higher credit protection revenues. The decrease in merchant, cardmember and other fees, net, in the six month period was primarily due to higher cardmember rewards and a decrease in late payment and overlimit fees, partially offset by higher balance transfer fees and higher credit protection revenues.

Servicing and Securitization Income.    The table below presents the components of servicing and securitization income:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
	(dollars in millions)
Merchant, cardmember and other fees, net	$290	$264	$545	$494
Other revenue	36	17	32	156

Total non-interest revenues	326	281	577	650

Interest revenue	1,013	968	1,932	1,857
Interest expense	411	356	773	666

Net interest income	602	612	1,159	1,191
Provision for consumer loan losses	327	242	614	594

Net credit income	275	370	545	597

Servicing and securitization income	$601	$651	$1,122	$1,247

Servicing and securitization income decreased 8% and 10% in the quarter and six month period ended May 31, 2007, primarily due to lower net interest income and a higher provision for consumer loan losses, partially offset by higher Merchant, cardmember and other fees, net. The decrease in the six month period also reflected lower Other revenue. The decrease in net interest income in both periods was attributable to a lower net interest spread, partially offset by a higher level of average securitized general purpose credit card loans. The higher provision for consumer loan losses in both periods reflected a higher level of average securitized general purpose credit card loans. The higher provision for consumer loan losses in the quarter was also attributable to a higher rate of net principal charge-offs on the securitized general purpose credit card portfolio. The increase in both periods in Merchant, cardmember and other fees, net, primarily reflected a higher level of outstanding securitization transactions that received interchange allocations. Other revenue for the six month period ended May 31, 2006 benefited from an increase in the fair value of the Company’s retained interests in securitized receivables, primarily resulting from a favorable impact on charge-offs following the enactment of bankruptcy legislation effective in October 2005.

The net proceeds received from general purpose credit card asset securitizations in the six month periods ended May 31, 2007 and 2006 were $5,301 million and $6,613 million, respectively. The credit card asset securitization transactions completed in the six month period ended May 31, 2007 have expected maturities ranging from approximately three to seven years from the date of issuance.

Net Interest Income.    Net interest income decreased 5% in the quarter and increased 2% in the six month period ended May 31, 2007. The decrease in the quarter was due to an increase in interest expense, partially offset by an increase in interest revenue. The increase in the six month period was due to an increase in interest income, partially offset by an increase in interest expense. The increase in interest expense in both periods was primarily due to a higher level of average interest bearing liabilities and an increase in the Company’s average cost of borrowings. The increase in interest revenue in both periods was primarily due to an increase in federal funds sold and average owned general purpose credit card loans.

The following tables present analyses of Discover’s average balance sheets and interest rates for the quarters and six months ended May 31, 2007 and 2006 and changes in net interest income during those periods:

Average Balance Sheet Analysis.

	Three Months Ended May 31,
	2007			2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$21,286	10.56%	$567	$19,664	11.01%	$546
Other consumer loans	92	4.95	1	214	7.43	4
Investment securities	87	3.09	1	59	3.97	1
Other	9,846	5.44	135	4,265	5.32	57

Total interest earning assets	31,311	8.92	704	24,202	9.95	608
Allowance for loan losses	(789)			(785)
Non-interest earning assets	2,776			2,682

Total assets	$33,298			$26,099

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$4,186	5.32%	$56	$1,579	4.54%	$18
Brokered	14,686	5.17	191	10,931	4.55	125
Other time	1,632	4.98	21	1,759	4.49	20

Total interest bearing deposits	20,504	5.18	268	14,269	4.54	163
Other borrowings	4,882	5.55	68	4,689	4.80	57

Total interest bearing liabilities	25,386	5.25	336	18,958	4.60	220
Shareholder’s equity/other liabilities	7,912			7,141

Total liabilities and shareholder’s equity	$33,298			$26,099

Net interest income			$368			$388

Net interest margin(1)			4.66%			6.35%
Interest rate spread(2)		3.67%			5.35%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Average Balance Sheet Analysis.

	Six Months Ended May 31,
	2007			2006
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
	(dollars in millions)
ASSETS
Interest earning assets:
General purpose credit card loans	$22,960	10.50%	$1,202	$20,808	10.41%	$1,080
Other consumer loans	94	5.76	3	260	7.48	10
Investment securities	83	4.06	2	49	3.86	1
Other	6,452	5.51	177	4,149	5.00	103

Total interest earning assets	29,589	9.38	1,384	25,266	9.48	1,194
Allowance for loan losses	(810)			(811)
Non-interest earning assets	2,942			2,423

Total assets	$31,721			$26,878

LIABILITIES AND SHAREHOLDER’S EQUITY
Interest bearing liabilities:
Interest bearing deposits
Savings	$3,824	5.30%	$101	$1,203	4.31%	$26
Brokered	12,329	5.12	315	11,655	4.50	262
Other time	1,601	4.91	39	1,771	4.45	39

Total interest bearing deposits	17,754	5.14	455	14,629	4.48	327
Other borrowings	6,050	5.56	168	5,338	4.67	124

Total interest bearing liabilities	23,804	5.25	623	19,967	4.53	451
Shareholder’s equity/other liabilities	7,917			6,911

Total liabilities and shareholder’s equity	$31,721			$26,878

Net interest income			$761			$743

Net interest margin(1)			5.15%			5.90%
Interest rate spread(2)		4.13%			4.95%

(1)	Net interest margin represents net interest income as a percentage of total interest earning assets.
(2)	Interest rate spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.

Rate/Volume Analysis.

	Three Months Ended May 31, 2007 vs. 2006			Six Months Ended May 31, 2007 vs. 2006
Increase/(Decrease) due to Changes in:	Volume	Rate	Total	Volume	Rate	Total
	(dollars in millions)
Interest Revenue
General purpose credit card loans	$45	$(24)	$21	$112	$10	$122
Other consumer loans	(2)	(1)	(3)	(6)	(1)	(7)
Investment securities	—	—	—	1	—	1
Other	75	3	78	57	17	74

Total interest revenue	178	(82)	96	205	(15)	190

Interest Expense
Interest bearing deposits:
Savings	30	8	38	56	19	75
Brokered	43	23	66	15	38	53
Other time	(1)	2	1	(4)	4	—

Total interest bearing deposits	72	33	105	69	59	128
Other borrowings	2	9	11	17	27	44

Total interest expense	74	42	116	87	85	172

Net interest income	$104	$(124)	$(20)	$118	$(100)	$18

Provision for Consumer Loan Losses.    The provision for consumer loan losses increased 57% and 40% in the quarter and six month period ended May 31, 2007. The increase in both periods reflected a lower net reduction of reserves as compared with the prior-year periods in addition to an increased net charge-off rate. The net reduction in reserves was $6 million and $45 million in the quarter and six month period ended May 31, 2007, respectively, compared with $21 million and $118 million in the comparable prior-year periods, reflecting a continued trend toward more normalized bankruptcy charge-offs in the U.S. portfolio. In addition, the current quarter included a $16 million increase in reserves related to implementation of higher minimum payment requirements on certain accounts in the U.K.

Delinquencies and Charge-offs.    Delinquency rates in the over 30-day category decreased in both the owned and managed portfolio. The 30-day delinquency rate declined from the prior year reflecting lower U.S. delinquencies, partially offset by higher delinquencies in the U.K. Net principal charge-off rates in the quarter were higher in both the owned and managed portfolios. The net charge-off rate increased from the prior year reflecting a trend towards more normalized levels of bankruptcy chargeoffs as compared with record lows a year ago, as well as a more difficult credit environment in the U.K. While the Company expects credit costs to continue to rise, the Company expects charge-off rates to remain relatively low and reach between 4.0% and 4.5% by the end of fiscal 2007.

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

Non-Interest Expenses.    Non-interest expenses increased 8% in both the quarter and six month period ended May 31, 2007. Compensation and benefits expense increased 5% in the quarter and was unchanged in the six month period as compared with the prior year period. The quarter and six month period ended May 31, 2007 reflected higher salaries and wages while the six month period ended May 31, 2006 included Discover’s share ($17 million) of the incremental compensation expense related to equity awards to retirement-eligible employees (see “Other Items—Stock Based-Compensation” herein). Excluding compensation and benefits expense, non-interest expenses increased 9% and 12% in the quarter and six month period. Professional services expenses increased 23% and 24% in the quarter and six month period, primarily due to higher legal fees associated with the VISA/MasterCard litigation and costs related to the Discover Spin-off. Other expenses increased 21% in both the quarter and six month period, primarily due to an increase in certain operating expenses, including costs related to the Discover Spin-off and losses associated with cardmember fraud.

Managed General Purpose Credit Card Loan Data.    The Company analyzes its financial performance on both a “managed” loan basis and as reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (“owned” loan basis). Managed loan data assume that the Company’s securitized loan receivables have not been sold and present the results of the securitized loan receivables in the same manner as the Company’s owned loans. Discover operates its business and analyzes its financial performance on a managed basis. Accordingly, underwriting and servicing standards are comparable for both owned and securitized loans. The Company believes that managed loan information is useful to investors because it provides information regarding the quality of loan origination and credit performance of the entire managed portfolio and allows investors to understand the related credit risks inherent in owned loans and retained interests in securitizations. In addition, investors often request information on a managed basis, which provides a more meaningful comparison with industry competitors.

The following table provides a reconciliation of owned and managed average loan balances, returns on receivables, interest yields and interest rate spreads for the periods indicated:

Reconciliation of General Purpose Credit Card Loan Data (dollars in millions)

	Three Months Ended May 31,
	2007				2006
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$21,286	3.86%	10.56%	5.31%	$19,664	6.83%	11.01%	6.41%
Securitized	29,332	2.80%	13.69%	8.14%	27,643	4.86%	13.89%	8.76%

Managed	$50,618	1.62%	12.38%	6.96%	$47,307	2.84%	12.69%	7.78%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

	Six Months Ended May 31,
	2007				2006
	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread	Average Balance	Return on Receivables(1)	Interest Yield	Interest Rate Spread
General Purpose Credit Card Loans:
Owned	$22,960	3.85%	10.50%	5.25%	$20,808	6.15%	10.41%	5.89%
Securitized	28,040	3.15%	13.82%	8.26%	26,631	4.80%	13.98%	8.97%

Managed	$51,000	1.73%	12.32%	6.91%	$47,439	2.70%	12.42%	7.61%

(1)	Return on receivables is equal to Discover annualized income divided by average owned, securitized or managed credit card receivables, as applicable.

The following tables present a reconciliation of owned and managed general purpose credit card loans and delinquency and net charge-off rates:

Reconciliation of General Purpose Credit Card Loan Asset Quality Data (dollars in millions)

	At May 31,
	2007			2006
	Period End Loans	Delinquency Rates		Period End Loans	Delinquency Rates
		Over 30 Days	Over 90 Days		Over 30 Days	Over 90 Days
General Purpose Credit Card Loans:
Owned	$22,548	2.95%	1.43%	$21,764	2.97%	1.38%
Securitized	28,717	3.26%	1.58%	26,775	3.56%	1.65%

Managed	$51,265	3.13%	1.52%	$48,539	3.29%	1.53%

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net Principal Charge-offs
Owned	3.93%	3.02%	3.85%	3.82%
Securitized	4.46%	3.50%	4.38%	4.46%
Managed	4.24%	3.30%	4.14%	4.18%

Net Total Charge-offs (inclusive of interest and fees)
Owned	5.27%	4.38%	5.14%	5.05%
Securitized	6.25%	5.02%	6.20%	6.38%
Managed	5.84%	4.75%	5.72%	5.80%

Other Items.

Deferred Compensation Plans.

The Company maintains various deferred compensation plans for the benefit of certain employees. Beginning in the quarter ended February 28, 2007, increases or decreases in assets or earnings associated with such plans are reflected in net revenues, and increases or decreases in liabilities associated with such plans are reflected in compensation expense. Previously, the increases or decreases in assets and liabilities associated with these plans were both recorded in net revenues. The amount of the reclassification that was recorded within net revenues was $245 million in the quarter ended February 28, 2007 and $93 million and $187 million for the quarter and six month period ended May 31, 2006. Prior periods have been reclassified to conform to the current presentation.

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

Discontinued Operations.

Quilter.    On February 28, 2007, the Company sold Quilter, which was formerly included within the Global Wealth Management Group business segment. The results of Quilter are included within discontinued operations for all periods presented through the date of sale. The results for discontinued operations in the quarter ended February 28, 2007 also included a gain of $168 million ($109 million after-tax) on disposition (see Note 15 to the condensed consolidated financial statements).

Aircraft Leasing.    On March 24, 2006, the Company sold its aircraft leasing business to Terra Firma, a European private equity group. The results for discontinued operations in the quarter ended February 28, 2006 included a loss of $125 million ($75 million after-tax) related to the impact of the finalization of the sales proceeds and balance sheet adjustments related to the closing. The results for discontinued operations in the second quarter of 2006 included the results of operations of the aircraft leasing business through the date of sale.

Discover Spin-off.

On June 30, 2007, the Company completed the Discover Spin-off. The Company distributed all of the outstanding shares of DFS common stock, par value $0.01 per share, to the Company’s stockholders of record as of June 18, 2007. The Company’s stockholders received one share of DFS common stock for every two shares of the Company’s common stock. Stockholders received cash in lieu of fractional shares for amounts less than one full DFS share. The Company has received a tax ruling from the Internal Revenue Service that, based on customary representations and qualifications, the distribution was tax-free to the Company’s stockholders for U.S. federal income tax purposes.

The Discover Spin-off will allow the Company to focus its efforts on more closely aligned firm-wide strategic priorities within its Institutional Securities, Global Wealth Management Group and Asset Management business segments.

Beginning in the third quarter of fiscal 2007, the results of Discover will be included within discontinued operations for all periods presented.

Business and Other Acquisitions.

JM Financial.     On February 22, 2007, the Company announced that it would dissolve its India joint venture with JM Financial. The Company has reached an agreement in principle to purchase the joint venture’s institutional equities sales, trading and research platform by acquiring JM Financial’s 49% interest and selling the Company’s 49% interest in the joint venture’s investment banking, fixed income and retail operation to JM Financial.

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

Coleman Litigation.

In the first quarter of fiscal 2005, the Company recorded a $360 million charge related to the Coleman litigation matter (see Note 8 to the condensed consolidated financial statements). For further information, refer to “Legal Proceedings” in Part II, Item 1 herein, “Legal Proceedings” in Part II, Item I of the Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 and “Legal Proceedings” in Part I, Item 3 of the Form 10-K.

On March 21, 2007, the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) issued an opinion reversing the trial court’s award for compensatory and punitive damages and remanding the case to the trial court for entry of a judgment for the Company. On June 4, 2007, the Court of Appeal’s March 21, 2007 opinion became final when the Court of Appeal issued an order denying Coleman (Parent) Holdings Inc.’s (“CPH”) motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court. On June 11, 2007, the trial court issued an order cancelling the supersedeas bond that the Company had posted. On July 2, 2007 CPH filed a petition with the Florida Supreme Court asking that court to review the Court of Appeal’s decision.

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

Accounting Developments.

Limited Partnerships.    In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”). Under the provisions of EITF Issue No. 04-5, a general partner in a limited partnership is presumed to control that limited partnership and, therefore, should include the limited partnership in its consolidated financial statements, regardless of the amount or extent of the general partner’s interest unless a simple majority of the limited partners can vote to dissolve or liquidate the partnership or otherwise remove the general partner without having to show cause or the limited partners have substantive participating rights that can overcome the presumption of control by the general partner. EITF Issue No. 04-5 was effective immediately for all newly formed limited partnerships and existing limited partnerships for which the partnership agreements have been modified. For all other existing limited partnerships for which the partnership agreements have not been modified, the Company adopted EITF Issue No. 04-5 on December 1, 2006. The adoption of EITF Issue No. 04-5 on December 1, 2006 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. The Company adopted SFAS No. 155 on December 1, 2006. Since SFAS No. 159 incorporates accounting and disclosure requirements that are similar to SFAS No. 155, the Company decided to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), rather than SFAS No. 155, to its fair value elections for hybrid financial instruments. See “Fair Value Option” below.

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

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market, and nullifies select guidance provided by EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”), which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective December 1, 2006, the Company elected early adoption of SFAS No. 157. In accordance with the provisions of SFAS No. 157 related to block discounts and EITF Issue No. 02-3, the Company recorded a cumulative effect adjustment of approximately $80 million after-tax as an increase to the opening balance of Retained earnings as of December 1, 2006, which was primarily associated with EITF Issue No. 02-3. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption. With the adoption of SFAS No. 157, the Company no longer applies the revenue recognition criteria of EITF Issue No. 02-3.

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

Investment Company Accounting.    In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07–1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the Company as of December 1, 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 46R-7, “Application of FIN 46R to Investment Companies,” which amends FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN No. 46R-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7.

Dividends on Share-Based Payment Awards. In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF Issue No. 06-11.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements for the fiscal year ended November 30, 2006 included in the Current Report on Form 8-K dated April 10, 2007), the following may involve a higher degree of judgment and complexity.

Fair Value.

Overview.    The Company’s financial instruments owned and financial instruments sold, not yet purchased are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As a result of the Company’s adoption of SFAS No. 159 on December 1, 2006, the Company elected the fair value option for certain instruments. Such instruments included loans and other financial instruments held by subsidiaries that are not registered broker-dealers as defined in the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, or that are not held by investment companies as defined in the AICPA Audit and Accounting Guide, Investment Companies. A substantial portion of these positions, as well as the financial instruments included within Other secured financings, had been accounted for by the Company at fair value prior to the adoption of SFAS No. 159. Changes in the fair value of these positions are included within Principal transactions—trading revenues in the Company’s condensed consolidated statements of income.

Financial Instruments Used for Trading.    Financial instruments owned and Financial instruments sold, not yet purchased, which include cash and derivative products, are recorded at fair value in the condensed consolidated statements of financial condition, and gains and losses are reflected net in Principal transactions—trading revenues in the condensed consolidated statements of income.

The fair value of the Company’s financial instruments are generally based on or derived from bid prices or parameters for Financial instruments owned and ask prices or parameters for Financial instruments sold, not yet purchased.

A substantial percentage of the fair value of the Company’s financial instruments used for trading is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary from product to product. Where available, observable market prices and pricing parameters in a product (or a related product) may be used to derive a price without requiring significant judgment. In certain markets, such as for products that are less actively traded, observable market prices or market parameters are not available, and fair value is determined using techniques appropriate for each particular product. These techniques involve some degree of judgment.

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

The Company’s financial instruments used for trading include both cash and derivative products. Cash products include securities issued by the U.S. government and its agencies, other sovereign debt obligations, certain corporate and other debt securities, corporate equity securities, exchange traded funds and physical commodities. The fair value of these products is based principally on observable market prices or is derived using observable market parameters. These products generally do not entail a significant degree of judgment in determining fair value. Examples of products for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters include securities issued by the U.S. government and its agencies, exchange traded corporate equity securities, most municipal debt securities, most corporate debt securities, most high-yield debt securities, physical commodities, certain tradable loan products and most mortgage-backed securities.

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

The following table presents the fair value of the Company’s exchange traded and OTC derivatives included within Financial instruments owned and Financial instruments sold, not yet purchased (dollars in millions):

	At May 31, 2007		At November 30, 2006
	Assets	Liabilities	Assets	Liabilities
Exchange traded	$12,545	$16,550	$12,554	$17,094
OTC	43,916	42,369	42,889	40,397

Total	$56,461	$58,919	$55,443	$57,491

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

Investment Activities.    Substantially all equity and debt investments purchased in connection with private equity and other investment activities are recorded at fair value and are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition, and gains and losses are primarily reflected in Principal transactions—investment revenues. The carrying value of such investments reflects expected exit values based upon appropriate valuation techniques applied on a consistent basis. Such techniques employ various market, income and cost approaches to determine fair value at the measurement date. The Company’s partnership interests are included within Financial instruments owned—Investments in the condensed consolidated statements of financial condition and are recorded based upon changes in the fair value of the underlying partnership’s net assets.

Fair Value Control Processes.    The Company employs control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable market prices or market-based parameters wherever possible. In the event that market prices or parameters are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by Company personnel with relevant expertise who are independent from the trading desks. Additionally, groups independent from the trading divisions within the Financial Control and Market Risk Departments participate in the review and validation of the fair values generated from pricing models, as appropriate. Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model. Consistent with market practice, the Company has individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support of the Company’s recorded fair value for the relevant OTC derivative products. For certain OTC derivative products, the Company, along with other market participants, contributes derivative pricing information to aggregation services that synthesize the data and make it accessible to subscribers. This information is then used to evaluate the fair value of these OTC derivative products. For more information regarding the Company’s risk management practices, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Form 10-K.

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

In estimating the allowance for consumer loan losses, the Company uses a systematic and consistently applied approach. This process starts with a migration analysis (a technique used to estimate the likelihood that a consumer loan will progress through the various stages of delinquency and ultimately charge-off) of delinquent and current consumer credit card accounts in order to determine the appropriate level of the allowance for consumer loan losses. The migration analysis considers uncollectible principal, interest and fees reflected in consumer loans. In evaluating the adequacy of the allowance for consumer loan losses, management also considers factors that may impact credit losses, including current economic conditions, recent trends in delinquencies and bankruptcy filings, account collection management, policy and regulatory changes, account seasoning, loan volume and amounts, payment rates and forecasting uncertainties. A provision for consumer loan losses is charged against earnings to maintain the allowance for consumer loan losses at an appropriate level. The use of different estimates or assumptions could produce different provisions for consumer loan losses (see “Discover—Provision for Consumer Loan Losses” herein).

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

The Company’s total assets increased to $1,199,993 million at May 31, 2007 from $1,121,192 million at November 30, 2006. The increase was primarily due to increases in financial instruments owned (largely driven by increases in corporate and other debt and corporate equities) and securities received as collateral, partially offset by a decrease in securities borrowed and securities purchased under agreements to resell.

Within the sales and trading related assets and liabilities are transactions attributable to securities financing activities. Securities financing assets and liabilities as of May 31, 2007 were $669 billion and $654 billion, respectively. Securities financing transactions include repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, customer receivables/payables and related segregated customer cash.

Securities financing assets and liabilities include matched book transactions with minimal market, credit and/or liquidity risk. These matched book transactions are to accommodate customers, as well as to obtain securities for the settlement and finance of inventory positions. The customer receivable/payable portion of the securities financing transactions includes customer margin loans, collateralized by customer owned securities, and customer cash, which is segregated in order to satisfy regulatory requirements. The Company’s exposure on these transactions is limited by collateral maintenance policies, which limits the Company’s credit exposure to customers.

Balance sheet leverage ratios are one indicator of capital adequacy when viewed in the context of a company’s overall liquidity and capital policies. The Company views the adjusted leverage ratio as a more relevant measure of financial risk when comparing financial services firms and evaluating leverage trends. The Company has adopted a definition of adjusted assets that excludes certain self-funded assets considered to have minimal market, credit and/or liquidity risk. These low-risk assets generally are attributable to the Company’s matched book and securities lending businesses. Adjusted assets are calculated by reducing gross assets by aggregate resale agreements and securities borrowed less non-derivative short positions and assets recorded under certain provisions of SFAS No. 140 and FIN 46R. Gross assets are also reduced by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements. The adjusted leverage ratio reflects the deduction from shareholders’ equity of the amount of equity used to support goodwill and intangible assets (as the Company does not view this amount of equity as available to support its risk capital needs). In addition, the Company views junior subordinated debt issued to capital trusts as a component of its capital base given the inherent characteristics of the securities. These characteristics include the long-dated nature (e.g., some have final maturity at issuance of 30 years extendible at the Company’s option by a further 19 years, others have a 60-year final maturity at issuance), the Company’s ability to defer coupon interest for up to 20 consecutive quarters and the subordinated nature of the obligations in the capital structure. The Company also receives rating agency equity credit for these securities.

The following table sets forth the Company’s total assets, adjusted assets and leverage ratios as of May 31, 2007 and November 30, 2006 and for the average month-end balances during the quarter and six month period ended May 31, 2007:

	Balance at		Average Month-End Balance(1)
	May 31, 2007	November 30, 2006	For the Quarter Ended May 31, 2007	For the Six Month Period Ended May 31, 2007
	(dollars in millions, except ratio data)
Total assets	$1,199,993	$1,121,192	$1,230,345	$1,201,003
Less: Securities purchased under agreements to resell	(144,051)	(175,787)	(173,354)	(179,419)
Securities borrowed	(252,213)	(299,631)	(292,666)	(296,144)
Add: Financial instruments sold, not yet purchased	166,549	183,119	172,203	170,251
Less: Derivative contracts sold, not yet purchased	(58,919)	(57,491)	(53,499)	(53,216)

Subtotal	911,359	771,402	883,029	842,475
Less: Cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	(47,114)	(29,565)	(41,776)	(36,879)
Assets recorded under certain provisions of SFAS No. 140 and FIN 46R	(155,692)	(100,236)	(139,826)	(126,821)
Goodwill and net intangible assets(3)	(4,132)	(3,443)	(4,167)	(4,083)

Adjusted assets	$704,421	$638,158	$697,260	$674,692

Common equity	$38,411	$34,264	$37,381	$36,391
Preferred equity	1,100	1,100	1,100	1,100

Shareholders’ equity	39,511	35,364	38,481	37,491
Junior subordinated debt issued to capital trusts	4,874	4,884	4,877	4,880

Subtotal	44,385	40,248	43,358	42,371
Less: Goodwill and net intangible assets(3)	(4,132)	(3,443)	(4,167)	(4,083)

Tangible shareholders’ equity	$40,253	$36,805	$39,191	$38,288

Leverage ratio(4)	29.8x	30.5x	31.4x	31.4x

Adjusted leverage ratio(5)	17.5x	17.3x	17.8x	17.6x

(1)	Average balances for the second quarter of fiscal 2007 were calculated based upon month-end balances from February 2007 through May 2007. Average balances for the six month period ended May 31, 2007 were calculated based upon month-end balances from November 2006 through May 2007.
(2)	In the second quarter of fiscal 2007, the adjusted assets calculation was revised in order to reduce gross assets by the full amount of cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements. All prior periods have been restated to conform with the current presentation.
(3)	Effective December 1, 2006, mortgage servicing rights have been included in net intangible assets. Amounts as of November 30, 2006 have been reclassified to conform with the current presentation.
(4)	Leverage ratio equals total assets divided by tangible shareholders’ equity.
(5)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity.

Activity in the Six Month Period Ended May 31, 2007.

The Company’s total capital consists of shareholders’ equity, long-term borrowings (debt obligations scheduled to mature in more than 12 months) and junior subordinated debt issued to capital trusts. At May 31, 2007, total capital was $187,250 million, an increase of $25,116 million from November 30, 2006. The Company redeemed all $66 million of its outstanding Capital Units on February 28, 2007.

During the six month period ended May 31, 2007, the Company issued senior notes with a carrying value at quarter-end aggregating $41.1 billion, including non-U.S. dollar currency notes aggregating $18.6 billion. In connection with the note issuances, the Company has entered into certain transactions to obtain floating interest rates based primarily on short-term London Interbank Offered Rates (“LIBOR”) trading levels. At May 31, 2007, the aggregate outstanding principal amount of the Company’s Senior Indebtedness (as defined in the Company’s senior debt indentures) was approximately $193 billion (including guaranteed obligations of the indebtedness of subsidiaries). The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at May 31, 2007.

During the six month period ended May 31, 2007, the Company purchased approximately $2.6 billion of its common stock (approximately 33 million shares) through open market purchases at an average cost of $79.57 (see also “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). In December 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $6 billion of the Company’s outstanding common stock. This share repurchase authorization considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over 12-18 months at prices the Company deems appropriate, subject to its unallocated capital position, market conditions and regulatory considerations. As of May 31, 2007, the Company had $3.4 billion remaining under its current share repurchase authorization.

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

Economic capital requirements are allocated to each business segment and are sub-allocated to product lines as appropriate. This process is intended to align equity capital with the risks in each business, provide business managers with tools for measuring and managing risk, and allow senior management to evaluate risk-adjusted returns (such as return on equity and shareholder value added) to facilitate resource allocation decisions.

The Company’s methodology is based on a going-concern approach that assigns equity to each business based on regulatory capital usage plus additional capital for stress losses, including principal investment risk. Regulatory capital, including additional capital assigned for goodwill and intangible assets, is a minimum requirement to ensure the Company’s access to funding and credibility in the market. The Company believes it must be able to sustain stress losses and maintain capital substantially above regulatory minimums while supporting ongoing business activities. The difference between the Company’s consolidated book equity and aggregate equity requirements denotes the Company’s unallocated capital position, which is not currently reflected in business segment performance metrics.

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

In the quarter and six month period ended May 31, 2007, economic capital requirements have been met by regulatory Tier 1 equity (including common shareholders’ equity, certain preferred stock, eligible hybrid capital instruments and deductions of goodwill and certain intangible assets and deferred tax assets), subject to regulatory limits.

The following table presents the Company’s allocated average Tier 1 equity (“economic capital”) for the quarter and six month period ended May 31, 2007 and average common equity for the quarters and six month periods ended May 31, 2007 and 2006:

	Three Months Ended May 31,			Six Months Ended May 31,
	2007		2006	2007		2006
	Average Tier 1 equity	Average common equity	Average common equity	Average Tier 1 equity	Average common equity	Average common equity
	(dollars in billions)
Institutional Securities	$23.7	$22.8	$17.9	$22.4	$21.4	$16.9
Global Wealth Management Group	1.5	1.6	3.1	1.5	1.7	3.2
Asset Management	2.7	3.4	2.3	2.5	3.2	2.2

Securities business	27.9	27.8	23.3	26.4	26.3	22.3

Discover	4.5	5.3	5.0	4.6	5.4	4.8
Unallocated capital	4.2	4.2	2.6	4.6	4.6	3.0

Total—continuing operations	36.6	37.3	30.9	35.6	36.3	30.1
Discontinued operations	—	0.1	0.2	—	0.1	0.2

Consolidated	$36.6	$37.4	$31.1	$35.6	$36.4	$30.3

The increase in economic capital allocated to Institutional Securities from the prior year periods reflects the increased risk profile that has resulted from the Company’s decisions to invest in key businesses. The Company expects this growth to continue, provided market opportunities continue to warrant such investments. The decrease in the economic capital allocated to Global Wealth Management Group was due to the Company’s reassessment of the amount of capital required to support the market risks and credit risks in Global Wealth Management Group. The incremental equity capital allocated to Asset Management and Discover represents primarily capital required for acquisitions and seed investments and increased managed receivables, respectively. The $1.6 billion of incremental unallocated capital under the Tier 1 equity methodology is primarily due to the inclusion of eligible hybrid capital instruments, which is partially offset by the inclusion of certain deferred tax assets.

The Company currently anticipates that unallocated capital will be used for organic growth, additional acquisitions and other capital needs, including repurchases of common stock.

During fiscal 2007, the Company’s shareholders’ equity has been affected by the adoption of SFAS No. 157 and SFAS No. 159 (see “Other Items—Accounting Developments” herein).

Liquidity Management Policies.

The primary goal of the Company’s liquidity management and financing activities is to ensure adequate funding over a wide range of market environments. Given the highly liquid nature of the Company’s balance sheet, funding requirements are largely fulfilled through the use of collateralized financing. The Company has centralized management of credit-sensitive unsecured funding sources in the Treasury Department. The Company maintains a liquidity management framework in order to meet target liquidity requirements and withstand a contraction in credit availability. The framework components include the Contingency Funding Plan, Liquidity Reserve and Cash Capital.

Contingency Funding Plan.    The Company maintains a Contingency Funding Plan to manage a potential prolonged liquidity contraction over a one-year time period and to provide the ability to conduct business in an orderly manner. The Contingency Funding Plan sets forth a course of action to ensure effective management of a liquidity event. Liquidity risk exposures are regularly evaluated and reported to the Firm Risk Committee and appropriate business segment risk committees.

Liquidity Reserve.    The Company seeks to maintain liquidity reserves to meet daily funding needs and strategic liquidity targets as outlined in the Contingency Funding Plan. Contingency Funding Plans are produced on a parent, bank subsidiary and non-bank subsidiary level. The adequacy of the liquidity reserves are continually assessed and determined based on regular updates to the contingency funding plans.

These liquidity reserves are held in the form of cash deposits with banks and pools of unencumbered securities, which are managed on a global basis. The Company believes that diversifying the form in which its liquidity reserves (cash and securities) are maintained enhances its ability to quickly and efficiently source funding in a stressed environment. The table below summarizes the Company’s liquidity reserves on a parent, bank subsidiary and non-bank subsidiary level. The liquidity held on the bank and non-bank subsidiary level is generally not available to the parent.

		Average Balance
Liquidity Reserve	At May 31, 2007	For the Quarter Ended May 31, 2007	For the Six Month Period Ended May 31, 2007
	(dollars in billions)
Parent	$42	$38	$42
Bank subsidiaries	18	17	12
Discover Bank	7	6	3
Non-bank subsidiaries	14	13	12

Total	$81	$74	$69

Cash Capital.    The Company maintains a Cash Capital Policy to ensure the funding of its balance sheet while repaying financial obligations maturing within the next 12 months without issuing new unsecured debt. The Company attempts to achieve this by maintaining sufficient cash capital (long-term debt and equity capital) to finance illiquid assets and the portion of its securities inventory that is not expected to be financed on a secured basis in a credit-stressed environment.

Committed Credit Facilities.

The maintenance of committed credit facilities serves to further diversify the Company’s funding sources. The Company values committed credit as a secondary component of its liquidity management framework. The committed credit facilities include a diversification of lenders to the Company covering geographic regions, including North America, Europe and Asia.

During the quarter ended May 31, 2007, the Company restructured the Morgan Stanley and Morgan Stanley Japan Securities Co., Ltd. (“MSJS”) Committed Revolving Credit Facility. The Company now maintains a senior revolving credit agreement with a group of banks to support general liquidity needs, including the issuance of commercial paper, which consists of three separate tranches: a U.S. dollar tranche; a Japanese yen tranche; and a multicurrency tranche available in both euro and sterling, all of which exist with the Company as the sole borrower (MSJS was removed as an eligible borrower). Under this combined facility (the “Credit Facility”), the banks are committed to provide up to $7.6 billion under the U.S. dollar tranche, 80 billion Japanese yen under the Japanese yen tranche and $3.25 billion under the multicurrency tranche. At May 31, 2007, the Company had a $16.5 billion consolidated stockholders’ equity surplus as compared with the Credit Facility’s covenant requirement.

The Company anticipates that it may utilize the Credit Facility for short-term funding from time to time. The Company does not believe that any of the covenant requirements in its Credit Facility will impair its ability to obtain funding under the Credit Facility, pay its current level of dividends or obtain loan arrangements, letters of credit and other financial guarantees or other financial accommodations. At May 31, 2007, no borrowings were outstanding under the Credit Facility.

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

In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business, the Company would be required to provide additional collateral to certain counterparties in the event of a downgrade by either Moody’s Investors Service or Standard & Poor’s. At May 31, 2007, the amount of additional collateral that would be required in the event of a one-notch downgrade of the Company’s senior debt credit rating was approximately $727 million. Of this amount, $622 million relates to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver incremental collateral to the other. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

As of June 30, 2007, the Company’s credit ratings were as follows:

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

Commitments.

The Company’s commitments associated with outstanding letters of credit, other financial guarantees, investment activities, and corporate lending and financing commitments as of May 31, 2007 are summarized below by period of expiration. Since commitments associated with letters of credit, other financial guarantees, and corporate lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees(1)	$11,876	$—	$—	$—	$11,876
Investment activities	237	73	3	603	916
Investment grade corporate lending commitments(2)	10,733	7,661	21,856	5,078	45,328
Non-investment grade corporate lending commitments(2)	6,722	1,333	7,139	19,566	34,760
Commitments for secured lending transactions(3)	8,246	5,337	800	2,609	16,992
Commitments to purchase mortgage loans(4)	1,062	—	—	—	1,062
Commitments to originate mortgage loans(5)	628	—	—	—	628
Other commitments(6)	842	297	23	—	1,162

Total(7)	$40,346	$14,701	$29,821	$27,856	$112,724

(1)	This amount represents the Company’s outstanding letters of credit and other financial guarantees, which are primarily used to satisfy various collateral requirements.
(2)	The Company’s investment grade and non-investment grade lending commitments are made in connection with corporate lending and other business activities. Credit ratings for commitments are determined by the Company’s Institutional Credit Department using methodologies generally consistent with those employed by external rating agencies. Credit ratings of BB+ or lower are considered non-investment grade.
(3)	This amount represents lending commitments extended by the Company to companies that are secured by assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.
(4)	This amount represents the Company’s forward purchase contracts involving mortgage loans.
(5)	This amount represents residential mortgage loan commitments to individuals.
(6)	This amount includes commercial loan commitments to small businesses and commitments related to securities-based lending activities.
(7)	See Note 8 to the condensed consolidated financial statements.

The table above does not include commitments to extend credit for consumer loans of approximately $269 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness. As a result of the completion of the Discover Spin-off, the Company will no longer have these commitments. In addition, in the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

At May 31, 2007, the Company had commitments to enter into reverse repurchase and repurchase agreements of approximately $118 billion and $77 billion, respectively.

Regulatory Requirements.

The Company is a consolidated supervised entity (“CSE”) as defined by the SEC. As such, the Company is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 31, 2007, the Company was in compliance with the CSE capital requirements.

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

The tables below present the following: the Company’s quarter-end Aggregate (Trading and Non-trading), Trading, and Non-trading VaR (see Table 1 below); the Company’s quarterly average, high, and low Trading VaR (see Table 2 below); and the VaR statistics that would result if the Company were to adopt alternative parameters for its calculations, such as the reported confidence level (95% vs. 99%) for the VaR statistic or a shorter historical time series (four years vs. one year) of market data upon which it bases its simulations (see Table 3 below). Aggregate Trading and Non-trading VaR incorporates certain non-trading positions that are not included in Trading VaR; these include (a) the funding liabilities related to institutional trading positions and (b) public-company equity positions recorded as investments by the Company. Investments made by the Company that are not publicly traded are not reflected in the VaR results below. Aggregate Trading and Non-trading VaR also excludes certain funding liabilities primarily related to fixed and other non-trading assets. As of May 31, 2007, the notional amount of funding liabilities related to non-trading assets (including office facilities and other equipment, goodwill, deferred tax assets, and intangible assets) was approximately $7.8 billion, with a duration of approximately 11.0 years.

The table below presents 95%/one-day VaR for each of the Company’s primary risk exposures and on an aggregate basis at May 31, 2007, February 28, 2007 and November 30, 2006.

	Aggregate (Trading and Non-trading)			Trading			Non-trading
Table 1: 95% Total VaR	95%/One-Day VaR at			95%/One-Day VaR at			95%/One-Day VaR at
Primary Market Risk Category	May 31, 2007	February 28, 2007	November 30, 2006	May 31, 2007	February 28, 2007	November 30, 2006	May 31, 2007	February 28, 2007	November 30, 2006
	(dollars in millions)
Interest rate and credit spread	$47	$37	$41	$42	$38	$38	$15	$11	$13
Equity price	53	42	58	50	39	55	8	6	5
Foreign exchange rate	18	13	9	18	13	9	1	—	—
Commodity price	33	36	31	33	36	31	—	—	—

Subtotal	151	128	139	143	126	133	24	17	18
Less diversification benefit(1)	58	50	50	57	50	48	5	4	3

Total VaR	$93	$78	$89	$86	$76	$85	$19	$13	$15

(1)	Diversification benefit equals the difference between Total VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days; similar diversification benefits also are taken into account within each category.

The Company’s Aggregate VaR and Trading VaR at May 31, 2007 were $93 million and $86 million, respectively, compared with $78 million and $76 million, respectively, at February 28, 2007. The increase in Aggregate VaR and Trading VaR was primarily driven by increases in interest rate and credit spread and equity exposures toward the end of the quarter.

The Company views average Trading VaR over a period of time as more representative of trends in the business than VaR at any single point in time. Table 2 below, which presents the high, low and average 95%/one-day Trading VaR during the quarters ended May 31, 2007, February 28, 2007 and November 30, 2006, represents substantially all of the Company’s trading activities. Certain market risks included in the year-end Aggregate VaR discussed above are excluded from these measures (e.g., equity price risk in public company equity positions recorded as investments by the Company and certain funding liabilities related to trading positions).

Average Trading VaR for the quarter ended May 31, 2007 decreased to $81 million from $90 million for the quarter ended February 28, 2007, primarily driven by a decrease in commodity price VaR. The decrease in commodity price VaR was predominately driven by decreased exposure to petroleum products.

Table 2: 95% High/Low/Average Trading VaR	Daily 95%/One-Day VaR for the Quarter Ended May 31, 2007			Daily 95%/One-Day VaR for the Quarter Ended February 28, 2007			Daily 95%/One-Day VaR for the Quarter Ended November 30, 2006
Primary Market Risk Category	High	Low	Average	High	Low	Average	High	Low	Average
	(dollars in millions)
Interest rate and credit spread	$50	$34	$40	$46	$36	$39	$40	$29	$34
Equity price	53	35	44	53	37	45	55	24	32
Foreign exchange rate	21	11	16	19	10	15	23	8	12
Commodity price	40	31	34	48	28	40	35	26	30
Trading VaR	$92	$69	$81	$99	$76	$90	$85	$49	$61

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

Table 3: Average 95% and 99% Trading VaR with Four-Year/One-Year Historical Time Series	Average 95%/One-Day VaR for the Quarter Ended May 31, 2007		Average 99%/One-Day VaR for the Quarter Ended May 31, 2007
Primary Market Risk Category	Four-Year Factor History	One-Year Factor History	Four-Year Factor History	One-Year Factor History
	(dollars in millions)
Interest rate and credit spread	$40	$35	$62	$55
Equity price	44	51	64	76
Foreign exchange rate	16	17	22	25
Commodity price	34	35	55	50
Trading VaR	$81	$83	$116	$119

In addition, if the Company were to report Trading VaR (using a four-year historical time series) with respect to a 10-day holding period, the Company’s 95% and 99% Average Trading VaR for the quarter ended May 31, 2007 would have been $255 million and $367 million, respectively.

Distribution of VaR Statistics and Net Revenues for the quarter ended May 31, 2007.    As shown in Table 2 above, the Company’s average 95%/one-day Trading VaR for the quarter ended May 31, 2007 was $81 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Trading VaR for the quarter ended May 31, 2007. The most frequently occurring value was between $81 million and $87 million, while for approximately 90% of trading days during the quarter, VaR ranged between $69 million and $90 million.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenue is to compare the VaR with actual trading revenue. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the fiscal year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the accuracy of the VaR model could be questioned. Accordingly, the Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results. The histogram below shows the distribution of daily net trading revenue during the quarter ended May 31, 2007 for the Company’s trading businesses (including net interest and non-agency commissions but excluding certain non-trading revenues such as primary, fee-based and prime brokerage revenue credited to the trading businesses). There were no days during the quarter ended May 31, 2007 in which the Company incurred daily trading losses in excess of the 95%/one-day Trading VaR. Additionally, there were no days during the quarter where the largest one-day loss exceeded the lowest 95% One-day Aggregate Trading VaR reported in Table 2 above.

As of May 31, 2007, interest rate risk exposure associated with the Company’s consumer lending activities, included within Discover, as measured by the reduction in pre-tax income resulting from a hypothetical, immediate 100 basis point increase in interest rates, had not changed significantly from November 30, 2006.

Credit Risk.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risks—Credit Risk” in Part II, Item 7A of the Form 10-K.

Credit Exposure-Corporate Lending.    In connection with certain of its Institutional Securities business activities, the Company provides loans or lending commitments (including bridge financing) to selected clients to support client acquisitions, recapitalizations and broader relationships. These loans and commitments have varying terms, may be senior or subordinated, may be secured or unsecured, are generally contingent upon representations, warranties and contractual conditions applicable to the borrower, and may be syndicated, traded or hedged by the Company. The borrowers may be rated investment grade or non-investment grade. At May 31, 2007 and November 30, 2006, the aggregate amount of investment grade loans was $13.7 billion and $9.1 billion, respectively, and the aggregate amount of non-investment grade loans was $4.9 billion for both periods. At May 31, 2007 and November 30, 2006, the aggregate amount of lending commitments outstanding was $74.5 billion and $53.5 billion, respectively. In connection with these business activities (which include corporate funded loans and lending commitments), the Company had hedges with a notional amount of $34.2 billion and $26.5 billion at May 31, 2007 and November 30, 2006, respectively, including both internal and external hedges utilized by the lending business. The table below shows the Company’s credit exposure from its corporate lending positions and commitments as of May 31, 2007. Since commitments associated with these business activities may expire unused, they do not necessarily reflect the actual future cash funding requirements:

Corporate Lending Commitments and Funded Loans

	Years to Maturity				Total Corporate Lending Exposure(2)	Corporate Loans
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$398	$418	$1,322	$—	$2,138	$—
AA	3,105	2,304	3,257	630	9,296	1,166
A	3,971	3,738	7,817	1,129	16,655	2,082
BBB	10,554	4,251	11,163	1,730	27,698	10,451
Non-investment grade	7,320	2,121	7,309	20,554	37,304	4,910

Total	$25,348	$12,832	$30,868	$24,043	$93,091	$18,609

Notional amount of hedges owned					$34,172

(1)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(2)	Total corporate lending exposure includes both lending commitments and funded loans.

Credit Exposure-Derivatives.    The table below presents a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at May 31, 2007. Fair value represents the risk reduction arising from master netting agreements, where applicable, and, in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Financial Instruments Owned(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$1,017	$1,308	$840	$3,114	$(1,594)	$4,685	$4,585
AA	7,407	6,552	4,890	15,615	(19,954)	14,510	12,449
A	3,880	3,035	2,262	5,931	(6,450)	8,658	7,832
BBB	3,153	2,025	2,875	1,728	(3,306)	6,475	4,448
Non-investment grade	3,912	2,338	3,172	2,647	(4,394)	7,675	3,796
Unrated(4)	1,191	811	165	487	(741)	1,913	349

Total	$20,560	$16,069	$14,204	$29,522	$(36,439)	$43,916	$33,459

(1)	Fair values shown present the Company’s exposure to counterparties related to the Company’s OTC derivative products. The table does not include the effect of any related hedges utilized by the Company. The table also excludes fair values corresponding to other credit exposures, such as those arising from the Company’s lending activities.
(2)	Obligor credit ratings are determined by Institutional Credit using methodologies generally consistent with those employed by external rating agencies.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.
(4)	In lieu of making an individual assessment of the creditworthiness of unrated companies, the Company makes a determination that the collateral held with respect to such obligations is sufficient to cover a substantial portion of its exposure. In making this determination, the Company takes into account various factors, including legal uncertainties and market volatility.

The following tables summarize the fair values of the Company’s OTC derivative products recorded in Financial instruments owned and Financial instruments sold, not yet purchased by product category and maturity at May 31, 2007, including on a net basis, where applicable, reflecting the fair value of related non-cash collateral for financial instruments owned:

OTC Derivative Products—Financial Instruments Owned

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(1)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$3,565	$6,510	$8,216	$27,323	$(24,151)	$21,463	$17,511
Foreign exchange forward contracts and options	7,085	764	103	17	(1,996)	5,973	4,910
Equity securities contracts (including equity swaps, warrants and options)	5,359	3,278	858	488	(4,435)	5,548	2,632
Commodity forwards, options and swaps	4,551	5,517	5,027	1,694	(5,857)	10,932	8,406

Total	$20,560	$16,069	$14,204	$29,522	$(36,439)	$43,916	$33,459

(1)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Financial Instruments Sold, Not Yet Purchased(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(2)	Total
Product Type	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$6,080	$5,924	$7,592	$16,436	$(22,494)	$13,538
Foreign exchange forward contracts and options	7,604	648	92	24	(949)	7,419
Equity securities contracts (including equity swaps, warrants and options)	5,309	4,538	2,610	917	(2,166)	11,208
Commodity forwards, options and swaps	6,694	5,576	1,620	2,077	(5,763)	10,204

Total	$25,687	$16,686	$11,914	$19,454	$(31,372)	$42,369

(1)	Since these amounts are liabilities of the Company, they do not result in credit exposures.
(2)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category, where appropriate. Cash collateral paid is netted on a counterparty basis, provided legal right of offset exists.

The Company’s derivatives (both listed and OTC) at May 31, 2007 and November 30, 2006 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	At May 31, 2007		At November 30, 2006
Product Type	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Interest rate and currency swaps, interest rate options, credit derivatives and other fixed income securities contracts	$21,565	$13,564	$19,444	$15,688
Foreign exchange forward contracts and options	5,974	7,420	7,325	7,725
Equity securities contracts (including equity swaps, warrants and options)	17,134	26,772	16,705	23,155
Commodity forwards, options and swaps	11,788	11,163	11,969	10,923

Total	$56,461	$58,919	$55,443	$57,491

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

Country Exposure.    The Company monitors its credit exposure and risk to individual countries. Credit exposure to a country arises from the Company’s lending activities and derivatives activities in a country. At May 31, 2007, approximately 8% of the Company’s credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to emerging markets, and no one emerging market country accounted for more than 4% of the Company’s credit exposure. The Company defines emerging markets to include generally all countries that are not members of the Organization for Economic Co-operation and Development and includes as well the Czech Republic, Hungary, Korea, Mexico, Poland, the Slovak Republic and Turkey, but excludes countries rated AA/Aa2 or above by Standard & Poor’s and Moody’s Investors Service.

Industry Exposure.    The Company also monitors its credit exposure and risk to individual industries. At May 31, 2007, the Company’s material credit exposure (for credit exposure arising from corporate loans and lending commitments as discussed above and current exposure arising from the Company’s OTC derivatives contracts) was to entities engaged in the following industries: utilities, consumer-related entities, banks and financial institutions, energy-related entities, transportation, healthcare and media.

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

In addition to the matters described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2007 (the “First Quarter Form 10-Q”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Coleman Litigation.

On June 4, 2007, the District Court of Appeal for the Fourth District of Florida (the “Court of Appeal”) March 21, 2007 opinion became final when the Court of Appeal issued an order denying Coleman (Parent) Holdings Inc.’s (“CPH”) motions for rehearing, rehearing en banc and for certification of certain questions for review by the Florida Supreme Court. On June 11, 2007, the trial court issued an order cancelling the supersedeas bond that the Company had posted. On July 2, 2007 CPH filed a petition with the Florida Supreme Court asking that court to review the Court of Appeal’s decision.

IPO Allocation Matters.

On April 6, 2007, in the numerous purported class actions, now captioned In re Initial Public Offering Securities Litigation, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) denied plaintiffs’ petition for rehearing and, on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc.

On May 24, 2007, in Breakaway Solutions, Inc. v. Morgan Stanley & Co. Incorporated, et al., plaintiff filed a Second Amended Complaint that removed any class allegations. The case is proceeding as an individual action.

On June 12, 2007, purported assignees of certain issuers and underwriter defendants filed a joint notice of voluntary dismissal with prejudice in the Second Circuit in the case in which the assignees had appealed the dismissal of their claims by the U.S. District Court for the Southern District of New York (the “SDNY”) on February 24, 2006.

On June 18, 2007, in the numerous purported class actions, now captioned, In re Initial Public Offering Antitrust Litigation, the U.S. Supreme Court reversed the Second Circuit’s decision, ruling that the breadth of federal securities regulation prevented the antitrust suit.

Global Wealth Management Group Employment Matters.

Wage and Hour Matters.    On May 25, 2007, in Bart et al. v. Morgan Stanley DW Inc., the Company filed a Notification of Potential Tagalong Action with the Judicial Panel on Multi-District Litigation (“JPML”). On June 7, 2007, the JPML issued a conditional transfer order, transferring Bart to the U.S. District Court for the Southern District of California.

Gender Matters.    On April 24, 2007, in Joanne Augst-Johnson et al. v. Morgan Stanley & Co. Inc., the parties filed a motion for preliminary approval of the settlement which included, among other provisions, a payment to the settlement fund and certain programmatic relief.

On April 16, 2007, in Daisy Jaffe v. Morgan Stanley DW Inc., the court issued an order extending the stay until May 15, 2007. On June 25, 2007, the court extended the stay until August 6, 2007.

Indonesian Litigation.

In April and May 2007, the Company and other defendants filed memoranda in support of an application for Civil Review of the Indonesian Supreme Court’s November 14, 2006 decision in favor of PT Indah Kiat Pulp & Paper Tbk.

In May 2007, the Company received notification that the Indonesian High Court had affirmed the Indonesian District Court’s September 28, 2005 decision to reject PT Lontar Papyrus’ claim against the Company.

AOL Time Warner Litigation.

In May 2007, the parties entered into a settlement agreement that resolved all claims in the consolidated actions in the SDNY, with the exception of plaintiffs’ claims against Ernst & Young.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended May 31, 2007.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (D)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 1, 2007 – March 31, 2007) Share Repurchase Program (A) Employee Transactions (B) Odd Lot Tender Shares (C)	10,149,993 513,354 91,416	$75.71 $79.77 $77.75	10,149,993 N/A 91,416	$4,039 N/A N/A
Month #2 (April 1, 2007 – April 30, 2007) Share Repurchase Program (A) Employee Transactions (B) Odd Lot Tender Shares (C)	7,682,710 164,945 N/A	$80.00 $81.91 N/A	7,682,710 N/A N/A	$3,424 N/A N/A
Month #3 (May 1, 2007 – May 31, 2007) Share Repurchase Program (A) Employee Transactions (B) Odd Lot Tender Shares (C)	114,800 29,311 N/A	$83.57 $85.95 N/A	114,800 N/A N/A	$3,415 N/A N/A
Total Share Repurchase Program (A) Employee Transactions (B) Odd Lot Tender Shares (C)	17,947,503 707,610 91,416	$77.59 $80.53 $77.75	17,947,503 N/A 91,416	$3,415 N/A N/A

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a new share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Company expects to exercise the authorization over 12-18 months from initial authorization at prices the Company deems appropriate, subject to its unallocated capital position, market conditions and regulatory considerations.
(B)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under employee stock compensation plans) who exercised options; (2) restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; and (3) shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units. The Company’s employee stock compensation plans provide that the value of the shares delivered or attested, or withheld, shall be valued using the fair market value of the Company common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Repurchases by the Company pursuant to an odd lot tender offer authorized by the Company’s Board of Directors on September 19, 2006. Pursuant to the offer, which ended March 7, 2007, the Company offered to purchase all shares of common stock held by stockholders holding less than 100 shares of common stock.
(D)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 4.	Submission of Matters to a Vote of Security Holders

Information regarding the submission of matters to a vote of security holders under Item 8.01 of the Company’s Current Report on Form 8-K filed on April 13, 2007 is incorporated by reference herein.

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
Paul C. Wirth, Controller and Principal Accounting Officer

Date:    July 10, 2007

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended May 31, 2007

Exhibit No.	Description

3	Amendment to Bylaws (Exhibit 3 to Company’s Current Report on Form 8-K dated June 19, 2007).

10.1	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan.

10.2	Directors’ Equity Capital Accumulation Plan, as amended through March 19, 2007.

10.3	Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards.

10.4	Amendment to the 1993 Stock Plan for Non-employee Directors, dated as of March 19, 2007.

11	Statement Re: Computation of Earnings Per Common Share (The calculation of per share earnings is in Part I, Item 1, Note 7 to the Condensed Consolidated Financial Statements (Earnings per Share) and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated July 9, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Unaudited pro forma condensed consolidated financial information.

• Unaudited pro forma condensed consolidated statement of financial condition as of May 31, 2007.

•     Unaudited pro forma condensed consolidated statements of income for the fiscal years ended November 30, 2006, 2005 and 2004, the three months ended February 28, 2007 and the three and six months ended May 31, 2007.

E-1